Form 10-Q
period 2003-06-28
MEDCO HEALTH SOLUTIONS INC
filed 2003-09-22
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-31312

MEDCO HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3461740
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Parsons Pond Drive, Franklin Lakes, NJ	07417-2603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 201-269-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of September 16, 2003, the registrant had 270,046,168 shares of common stock, $0.01 par value outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	June 28, 2003	December 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 6.6	$ 14.4
Short-term investments	70.6	72.5
Accounts receivable, net	1,533.6	1,562.2
Due from Merck, net	688.4	231.8
Inventories, net	925.9	1,062.7
Prepaid expenses and other current assets	69.8	69.7
Deferred tax assets	222.2	213.1

Total current assets	3,517.1	3,226.4
Property and equipment, net	797.6	842.9
Goodwill, net	3,310.2	3,310.2
Intangible assets, net	2,367.7	2,414.8
Other noncurrent assets	121.5	128.2

Total assets	$10,114.1	$9,922.5

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Claims and other accounts payable	$1,654.3	$1,718.3
Accrued expenses and other current liabilities	382.3	336.6

Total current liabilities	2,036.6	2,054.9
Deferred tax liabilities	1,187.2	1,197.7
Other noncurrent liabilities	47.6	34.3

Total liabilities	3,271.4	3,286.9

Commitments and contingencies (See Note 6)

Stockholder’s equity:
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued and outstanding: 270,000,000 shares	2.7	2.7
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Accumulated other comprehensive income	—	0.1
Additional paid-in capital	6,386.9	6,386.9
Retained earnings (for the period subsequent to May 25, 2002)	453.1	245.9

Total stockholder’s equity	6,842.7	6,635.6

Total liabilities and stockholder’s equity	$10,114.1	$9,922.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Product net revenues (includes retail co-payments of $1,666 and $1,640 in the second quarters of 2003 and 2002, and $3,344 and $3,280 in the first six months of 2003 and 2002)	$8,317.8	$8,266.0	$16,555.7	$16,195.0
Service revenues	86.7	97.4	182.9	184.5

Total net revenues	8,404.5	8,363.4	16,738.6	16,379.5

Cost of operations:
Cost of product net revenues (includes retail co-payments of $1,666 and $1,640 in the second quarters of 2003 and 2002, and $3,344 and $3,280 in the first six months of 2003 and 2002)	7,985.5	7,986.6	15,925.1	15,700.4
Cost of service revenues	48.1	38.1	93.2	82.1

Total cost of revenues (see Note 7 for a description of transactions with Merck)	8,033.6	8,024.7	16,018.3	15,782.5
Selling, general and administrative expenses	167.7	128.6	330.7	263.8
Amortization of intangibles	23.6	21.2	47.2	42.4
Other (income) expense, net	(0.4)	9.4	(12.2)	8.6

Total cost of operations	8,224.5	8,183.9	16,384.0	16,097.3

Income before provision for income taxes	180.0	179.5	354.6	282.2
Provision for income taxes	74.8	74.9	147.4	118.0

Net income	$105.2	$104.6	$207.2	$164.2

Basic and diluted weighted average shares outstanding	270.0	270.0	270.0	270.0

Basic and diluted earnings per share	$0.39	$0.39	$0.77	$0.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(UNAUDITED)

(In millions, except for share data)

	Total Stockholder’s Equity	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings*
Balances at December 28, 2002	$6,635.6	$2.7	$0.1	$6,386.9	$245.9

Net income	207.2	—	—	—	207.2
Unrealized loss on investments	(0.1)	—	(0.1)	—	—

Total comprehensive income	207.1	—	(0.1)	—	207.2

Balances at June 28, 2003	$6,842.7	$2.7	$0.0	$6,386.9	$453.1

*	For the period subsequent to May 25, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Six Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net income	$207.2	$164.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	91.9	74.8
Amortization of intangibles	47.2	42.4
Deferred income taxes	(19.5)	36.7
Other	18.1	2.5
Net changes in assets and liabilities:
Accounts receivable	27.9	(489.8)
Inventories	136.7	176.5
Other noncurrent assets	11.2	4.1
Current liabilities	(12.6)	(13.4)
Other noncurrent liabilities	13.3	14.1
Other	(0.2)	(8.1)

Net cash provided by operating activities	521.2	4.0

Cash flows from investing activities:
Capital expenditures	(66.7)	(129.4)
Purchases of securities and other investments	(107.7)	(70.8)
Proceeds from sale of securities and other investments	102.0	65.6

Net cash used by investing activities	(72.4)	(134.6)

Cash flows from financing activities:
Intercompany transfer (to) from Merck, net	(456.6)	132.3

Net cash (used by) provided by financing activities	(456.6)	132.3

Net (decrease) increase in cash and cash equivalents	(7.8)	1.7
Cash and cash equivalents at beginning of period	14.4	16.3

Cash and cash equivalents at end of period	$ 6.6	$ 18.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. BACKGROUND AND BASIS OF PRESENTATION

On January 29, 2002, Merck & Co., Inc. (“Merck”) announced its plans to create a separate publicly traded company, Medco Health Solutions, Inc. (“Medco Health” or the “Company”), comprised of Merck’s pharmacy benefit management (“PBM”) business, operated by Merck’s subsidiary, Merck-Medco Managed Care, L.L.C. On May 21, 2002, the Company converted from a limited liability company wholly owned by Merck to a corporation wholly owned by Merck and issued 270 million shares of $0.01 par value common stock. On April 22, 2003, Merck announced its plan to spin-off 100 percent of the shares of Medco Health in a pro rata tax-free distribution to its shareholders, subject to the satisfaction of certain conditions, including receipt of a favorable tax ruling from the Internal Revenue Service (“IRS”). The distribution was completed on August 19, 2003. See Note 8 for further information on the distribution, cash dividends paid to Merck and related debt incurred by the Company.

In connection with the distribution, Merck and the Company entered into a series of agreements, such as a master separation and distribution agreement, an indemnification and insurance matters agreement, an amended and restated managed care agreement, a tax responsibility allocation agreement and other related agreements, which are intended to govern the ongoing relationship between the two companies.

The Company provides programs and services for its customers and the members of their pharmacy benefit plans, as well as for the physicians and pharmacies the members use. The Company’s programs and services help its customers control the cost and enhance the quality of the prescription drug benefits they offer to their members. The Company accomplishes this primarily by negotiating competitive rebates and discounts from pharmaceutical manufacturers, obtaining competitive discounts from retail pharmacies and administering prescriptions filled through its national networks of retail pharmacies or its own home delivery pharmacies.

The consolidated financial statements reflect the historical results of operations and cash flows of the Company and include the goodwill and intangible assets pushed down to the Company’s balance sheet arising from Merck’s acquisition of the Company. In addition, the Company’s historical financial statements include expense allocations for certain corporate functions historically provided by Merck, such as consolidation accounting, treasury, tax, legal, public affairs, executive oversight, human resources, procurement and other services. By the end of the second quarter of 2003, Medco Health assumed responsibility for these services and their related expenses. See Note 7 for additional information on the relationship with Merck. The financial information included herein is not indicative of the consolidated financial position, operating results, changes in equity and cash flows of the Company for any future period, or what they would have been had the Company operated as a separate company during the periods presented.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the U.S. Securities and Exchange Commission’s (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The December 28, 2002 financial information has been extracted from the audited consolidated financial statements included in the Company’s registration statement on Form 10 dated August 7, 2003 (the “Form 10”), which was filed in conjunction with the Company’s spin-off from Merck. In the Company’s opinion, these unaudited interim condensed consolidated financial statements include adjustments of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 28, 2002 included in the Company’s Form 10.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The Company’s fiscal year ends on the last Saturday in December and its fiscal quarters end on the last Saturday in March, June, September and December. Fiscal years 2002 and 2003 each consist of 52 weeks. Unless otherwise stated, references to years in the financial statements relate to fiscal years.

Net Revenues—Product net revenues consist principally of sales of prescription drugs to members, either through the Company’s home delivery pharmacies or through the Company’s network of contractually affiliated retail pharmacies, and are recognized when those prescriptions are dispensed. The Company evaluates client contracts using the indicators of Emerging Issues Task Force No. 99-19 (“EITF 99-19”) “Reporting Gross Revenue as a Principal vs. Net as an Agent” to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. Where the Company acts as a principal, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (co-payment) as well as the Company’s administrative fees (“Gross Reporting”). This is because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and most economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, and (e) has credit risk for the price due from the client. Where the Company adjudicates prescriptions at pharmacies that are under contract directly with the client and there are no financial risks to the Company, such revenue is recorded at the amount of the administrative fee earned by the Company for processing the claim (“Net Reporting”). Rebates, guarantees, and risk-sharing payments paid to clients and other discounts are deducted from revenue as they are earned by the client. Other contractual payments made to clients are generally made upon initiation of contracts as implementation allowances, which may, for example, be designated by clients as funding for their costs to transition their plans to the Company or as compensation for certain data or licensing rights granted by the client to the Company. The Company considers these payments to be an integral part of the Company’s pricing of a contract and believes that they represent only a variability in the timing of cash flow that does not change the underlying economics of the contract. Accordingly, these payments are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract where the payments are refundable upon cancellation of the contract or relate to non-cancelable contracts. Amounts capitalized are assessed periodically for recoverability based on the profitability of the contract. For the first six months of 2003 and 2002, the Company had one client which represented 18% and 16% of net revenues, respectively.

Service revenues consist principally of sales of services and data to pharmaceutical manufacturers and other customers, and administrative fees earned from clients and other non-product related revenues. Client administrative fees are earned for services that are comprised of claims processing, eligibility management, benefits management, pharmacy network management and other related customer services. Service revenues are recorded by the Company when performance occurs and collectibility is assured by the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not have a material impact on the results of operations and financial position of the Company. The Company adopted EITF 99-19 during 2000 as discussed above. The adoption of EITF 99-19 did not have a material impact on the results of operations and financial position of the Company.

Cost of Revenues—Cost of product net revenues for home delivery primarily includes the cost of inventory dispensed from the home delivery pharmacies, costs incurred to process and dispense the prescriptions along with associated depreciation, and operating costs of the Company’s call center pharmacies. Cost of product net revenues for retail includes ingredient costs of drugs dispensed and professional fees paid to retail network pharmacies. Also included in cost of product net revenues for both home delivery and retail is a credit for rebates earned from pharmaceutical manufacturers whose drugs are included on the Company’s preferred drug lists, which are also known as formularies. These rebates generally take the form of formulary rebates which are earned based on the volume of a specific drug dispensed under formularies, or market share rebates which are based on the achievement of contractually specified market share levels for a specific drug. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying estimated rebatable prescription drugs dispensed via home delivery, or by the retail network, by the contractually agreed manufacturer rebate amount. Rebates receivable estimates are revised to actual, with the difference recorded to cost of revenues, upon billing to the manufacturer, generally 45 to 90 days subsequent to the end of the applicable quarter. These billings are not issued until the necessary specific eligible claims and market share data is received and thoroughly analyzed. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized and recorded to actual amounts billed has not been material to the Company’s results of operations. Cost of service revenues consists principally of labor and operating costs for delivery of services provided, including member communication materials.

Income Taxes—The Company accounts for income taxes under SFAS No. 109 “Accounting for Income Taxes”. Accordingly, income tax expense and the deferred income tax balances in the consolidated financial statements have been calculated as if the Company had been taxed separately and had prepared its own separate tax returns as a corporation. Prior to May 21, 2002, the Company was structured as a single member limited liability company with Merck as the sole member. Effective May 21, 2002, the Company converted from a limited liability company wholly owned by Merck to a corporation wholly owned by Merck. Merck has been taxed on the Company’s taxable income as part of Merck’s consolidated tax return, with the Company’s liability for federal income taxes being reflected in “Due from Merck, net”. In states where Merck files a unitary or combined tax return, the liability for state income taxes is reflected in “Due from Merck, net”. In states where Merck does not file a unitary or combined tax return, the Company has provided for a state tax liability, which is reflected in accrued expenses and other current liabilities. Subsequent to the distribution, the Company will continue to provide for and, in addition, will directly pay federal and state income taxes in accordance with the tax responsibility allocation agreement.

The effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 41.6% in both the second quarter and first six months of 2003, and 41.7% for the second quarter of 2002 and 41.8% for the first six months of 2002.

Stock-Based Compensation—The Company’s employees have participated in stock option plans under which employees may be granted options to purchase shares of Merck common stock at the fair market value at the time of the grant. Options generally are exercisable in 3 to 5 years and expire within 5 to 10 years from the date of grant. Merck stock options granted to the Company’s employees prior to February 26, 2002 and some of the Merck stock options granted on or after February 26, 2002 remain Merck options and will not be dilutive to the Company’s earnings per share. Certain Merck stock options granted in 2002 converted to Medco Health options upon the Medco Health distribution, and may have a dilutive effect on the Company’s fully diluted earnings per share going forward. The Merck stock options that remain Merck options became fully vested upon the Medco Health distribution. As a result, in the third quarter of 2003, the pro forma compensation expense included in the SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) disclosure will reflect the accelerated vesting of the Merck options as well as the vesting portion of the newly issued Medco Health options. See Note 8 for additional information on the Merck options as well as other stock compensation that was granted after the date of the distribution which may have a dilutive effect on the Company’s fully diluted earnings per share going forward.

The Company accounts for employee options to purchase stock, and for employee participation in the Medco Health Solutions, Inc. 2001 Employee Stock Purchase Plan (“2001 ESPP”), under the intrinsic value method of expense recognition contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS 123. Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option at the date of grant. Generally, employee stock options are granted to purchase shares of stock at the fair market value at the time of grant. Accordingly, no compensation expense is recognized for the stock-based compensation plans.

If the fair value method of accounting for the Merck options and the 2001 ESPP had been applied, net income in periods during 2003 and 2002 would have been reduced. The fair value method requires recognition of compensation cost ratably over the vesting period. The pro forma effect on net income and earnings per share if the Company had applied the fair value method for recognizing employee stock-based compensation to the Merck stock options and the 2001 ESPP is as follows ($ in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income, as reported	$105.2	$104.6	$207.2	$164.2
Compensation expense, SFAS 123, net of tax	15.7	19.6	31.0	37.9

Pro forma net income	$89.5	$85.0	$176.2	$126.3

Earnings per common share:
Basic – as reported	$0.39	$0.39	$0.77	$0.61
Basic – pro forma	$0.33	$0.31	$0.65	$0.47
Black-Scholes assumptions (weighted average):
Dividend yield	2.5%	2.5%	2.6%	2.3%
Risk-free interest rate	2.0%	4.0%	2.4%	4.3%
Volatility	31.4%	31.9%	31.0%	31.0%
Expected life (years)	4.0	4.0	5.1	5.4

The 2001 ESPP was terminated on June 27, 2003 to allow for the implementation of the new Medco Health Solutions, Inc. 2003 Employee Stock Purchase Plan (“2003 ESPP”). The terms of the 2003 ESPP are substantially the same as the 2001 ESPP, with 750,000 shares of the Company’s common stock available for issuance under the 2003 ESPP. The first three-month purchase period begins as of October 1, 2003 and will end on December 26, 2003. The 2003 ESPP will terminate at the close of business on the last day of the fiscal quarter in December 2004 or when the maximum number of shares has been purchased, whichever is earlier, or at the discretion of our board of directors, which is consistent with the termination provisions of the 2001 ESPP.

Earnings Per Share—Basic Earnings per Share (“EPS”) are computed by dividing net income by the number of shares of common stock issued and outstanding during the reporting period. Diluted EPS are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. As of June 28, 2003, Medco Health had no dilutive securities outstanding. Accordingly, diluted EPS is considered equivalent to basic EPS for all periods presented. From February 26, 2002 to June 28, 2003, Merck granted under its employee stock options plans, options that converted into 11.2 million Medco Health options on August 19, 2003. The rate of conversion was determined based on a formula which preserved the economic position of the option holder immediately before and after the distribution. Subsequent to the distribution in August 2003, the Company granted options to purchase up to 11.3 million shares, which primarily represented an expected option grant communicated to employees in February 2003 as well as other option grants to key employees. These options may have a dilutive effect on future EPS if the exercise price of the options is less than the market price at the end of a future reporting period. Options granted by Merck to Medco Health employees prior to February 26, 2002 remain options to purchase Merck stock and became fully vested upon the Medco Health distribution. Subsequent to the distribution in August 2003, the Company granted 474,300 restricted stock units to key employees and directors. The restricted stock units generally vest over 2 or 3 years.

Recent Accounting Pronouncements—In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted this standard on January 1, 2003 and it did not have a material effect on the results of operations, cash flows or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet at fair value upon issuance of certain guarantees. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. The Company has determined that the guarantees offered to customers are outside the scope of FIN 45, as these guarantees relate to the Company’s future performance under contractual agreements with customers. As such, the adoption of FIN 45 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”), which is effective for contracts entered into after June 15, 2003. EITF 00-21 establishes the criteria under which individual components of contractual arrangements with customers could be identified as “separate units of accounting” and accounted for as distinct revenue-generating events under the existing accounting standards governing revenue recognition, including SAB 101. Customers who contract with the Company for pharmaceutical benefits management may also contract with the Company for administrative and other services. These multiple deliverables are generally reflected in a single contract. Each component of the contract is separately and specifically priced based on its relative market value, and has historically been accounted for as a separate unit of accounting for revenue recognition purposes. The Company, therefore, does not expect the adoption of EITF 00-21 in 2003 to have a material impact on the results of operations, cash flows or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS No. 123” (“SFAS 148”), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS 123. SFAS 148 also revises the disclosure provisions of SFAS 123 to require more prominent disclosure of the method of accounting for stock-based compensation, and requires disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS 123 had been applied from the original effective date of SFAS 123. The Company has adopted the disclosure provisions of SFAS 148.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 are effective for financial periods ending after July 15, 2003. The Company does not have any variable interest entities which would require consolidation under FIN 46. Accordingly, the adoption of FIN 46 did not have a material impact on the Company’s results of operations, cash flows or financial position.

Use of Estimates—The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for rebates receivable and payable, depreciable/amortizable lives, testing for impairment of long-lived assets, pension and other postretirement benefit plan assumptions, and amounts recorded for contingencies, and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

See Note 2 to the audited consolidated financial statements included in the Company’s Form 10 for additional information regarding significant accounting policies.

3. ACCOUNTS RECEIVABLE

As of June 28, 2003 and December 28, 2002, accounts receivable included unbilled receivables from clients and manufacturers of $1,138.3 million and $1,265.6 million, respectively. Unbilled receivables are billed to clients typically within 14 days based on the contractual billing schedule agreed upon with each client. Thus, at the end of any given reporting period, unbilled receivables will represent up to two weeks of dispensing activity to clients. Unbilled receivables from manufacturers are billed to manufacturers beginning 45 days from the end of each quarter.

Receivables are presented net of allowance for doubtful accounts of $6.5 million at June 28, 2003 and December 28, 2002.

4. INVENTORIES

Inventories in the Company’s home delivery pharmacies, which consist solely of finished product (primarily prescription drugs), are valued at the lower of first-in, first-out (FIFO) cost or market.

5. INTANGIBLE ASSETS

Intangible assets, principally comprised of customer relationships, are as follows ($ in millions):

	June 28, 2003	December 28, 2002
Cost	$3,172.2	$3,172.2
Less accumulated amortization	(804.5)	(757.4)

	$2,367.7	$2,414.8

During 2002, the intangible assets associated with the acquisition of the Company by Merck in 1993 were amortized on a straight-line basis over a weighted average useful life of 38 years. During the first quarter of 2003, the Company performed a re-evaluation of the useful life of the intangible assets taking into account historical turnover experience, including recent and expected future losses of customers that were in the customer base in 1993. As a result of this review, the weighted average useful life was revised to 35 years effective as of December 29, 2002. The change in useful life resulted in an additional $2.3 million and $4.6 million of amortization expense in the second quarter and first six months of 2003, respectively, with the annual intangible amortization expense increasing by approximately $9.0 million compared to 2002. Aggregate intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be $94.4 million.

6. COMMITMENTS AND CONTINGENCIES

In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA and that the Company has breached fiduciary obligations under ERISA in connection with the Company’s development and implementation of formularies, preferred drug listings and intervention programs. Since the Gruer case was filed, six other cases were filed in the same court asserting similar claims; one of these cases was voluntarily dismissed. The plaintiffs, who are individual plan members and claim to represent the interests of six different pharmaceutical benefit plans for which the Company is the PBM, contend that in accepting and retaining certain rebates, the Company has failed to make adequate disclosure and has acted in the Company’s own best interest and against the interests of the Company’s customers. The plaintiffs also allege that the Company was wrongly used to increase Merck’s market share, claiming that under ERISA the Company’s drug formulary choices and therapeutic interchange programs were “prohibited transactions” that favor Merck’s products. The plaintiffs have demanded that Merck and the Company turn over any unlawfully obtained profits to a trust to be set up for the benefit plans. Although none has done so to date, some of the plaintiffs have indicated that they may amend their complaints against the Company and others to allege violations of the Sherman Act, the Clayton Act and various states’ antitrust laws due to alleged conspiracies to suppress price competition and unlawful combinations allegedly resulting in higher pharmaceutical prices.

In December 2002, Merck and the Company agreed to settle this series of lawsuits on a class action basis to avoid the significant cost and distraction of protracted litigation. Merck, the Company and the plaintiffs in five of these six cases filed a proposed class action settlement with the court. On July 31, 2003, the court granted preliminary approval to the settlement. Under the proposed settlement, Merck and the Company have agreed to pay $42.5 million and the Company has agreed to change or to continue certain specified business practices for a period of five years. The proposed settlement would resolve litigation by pharmaceutical benefit plans against Merck and the Company based on ERISA and similar claims, except with respect to those plans that affirmatively opt out of the settlement. It does not involve the release of any potential antitrust claims. The release of claims under the settlement would cover the period from December 17, 1994 to the date the settlement receives final approval. The financial compensation discussed above is intended to benefit the ERISA plans for which the Company administered a pharmacy benefit at any time during that time period. Included in accrued expenses and other current liabilities is $38.3 million representing the Company’s portion, or 90%, of the proposed settlement. The court has scheduled a hearing to occur on December 11, 2003, for the purpose of determining, among other things, whether the settlement should be finally approved. The settlement becomes final only if and when the court grants final approval and all appeals have been exhausted. One of the initial plaintiffs in the lawsuits is expected to oppose the settlement.

Similar complaints against the Company and Merck have been filed in eight additional actions by ERISA plan participants, purportedly on behalf of their plans and, in some of the actions, similarly-situated self-funded plans. The complaints in these actions rely on many of the same theories as the litigation discussed above. The plans themselves, which could decide to opt out of or participate in the proposed settlement discussed above, are not parties to these lawsuits. In addition, a proposed class action complaint against Merck and the Company has been filed by trustees of another benefit plan in the U.S. District Court for the Northern District of California. These cases have been transferred and consolidated in the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation. The plaintiffs in these actions are expected to oppose the proposed settlement discussed above.

In June 2002, a lawsuit captioned Miles v. Merck-Medco Managed Care, L.L.C. was filed in the Superior Court of California against Merck and the Company. The complaint is based on similar factual allegations as the ERISA cases above with a theory of liability premised on a California law prohibiting unfair business practices. The plaintiff, who purports to sue on behalf of the general public of California, seeks injunctive relief and disgorgement of the revenues that were allegedly improperly received by Merck and the Company. The Miles case was removed to the U.S. District Court for the Southern District of California and, pursuant to the Multidistrict Litigation order discussed above, was later transferred to the Southern District of New York and consolidated with the ERISA cases pending against Merck and the Company in that court.

In October 2002, the Company filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting the Company’s right to certain cost savings under the Company’s agreement with the West Virginia Public Employees Insurance Agency, or PEIA. In November 2002, the State of West Virginia and PEIA filed suit against Merck and the Company in the same court based on similar allegations as the ERISA cases above, and on alleged representations made during contract negotiations. This action is premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, fraud and breach of contract. The State of West Virginia and PEIA seek civil penalties, compensatory and punitive damages, and injunctive relief. In March 2003, in the declaratory judgment action, PEIA and the State of West Virginia, which was joined as a party, filed a counterclaim and third party complaint against the Company that raised the same allegations they asserted in their November 2002 action described above. The Company has filed a motion to dismiss the November 2002 action filed by the State of West Virginia and PEIA. The Company has also filed a motion to dismiss the counterclaim and third-party complaint filed by the State of West Virginia and PEIA in the Company’s October 2002 declaratory judgment action.

In connection with the Company’s spin-off from Merck, the Company has agreed to indemnify Merck for substantially all monetary liabilities related to the lawsuits described above.

In August 2002, a lawsuit based on similar allegations, captioned City of Atlantic City v. Medco Health Solutions, Inc. et. al., was filed against the Company in New Jersey state court. The theory of liability in the City of Atlantic City case was based on the New Jersey Consumer Fraud Act. The plaintiff, which purported to represent a class of similarly-situated non-ERISA plans, sought compensatory and treble damages. The New Jersey court dismissed this case without prejudice on January 27, 2003.

In March 2003, a lawsuit captioned American Federation of State, County and Municipal Employees v. AdvancePCS et. al., based on allegations similar to those in the ERISA cases discussed above, was filed against the Company and other major PBMs in the Superior Court of California. The theory of liability in this action is based on the California law prohibiting unfair business practices. The plaintiff, who purports to sue on behalf of itself, California non-ERISA health plans, and all individual participants in such plans, seeks injunctive relief and disgorgement of revenues that were allegedly improperly received by the Company. In May 2003, the defendant PBMs requested that the court dismiss the action. The court has not yet ruled on the motion.

In April 2003, one of the Company’s customers filed an action in the U.S. District Court for the Eastern District of Missouri, alleging, among other things, that the Company breached fiduciary duties under ERISA, violated a New Jersey consumer protection law, improperly induced the customer into contracting with the Company, and breached the resulting agreement. The plaintiff seeks compensatory, punitive and treble damages, rescission and restitution of revenues that were allegedly improperly received by the Company. On June 20, 2003, the Judicial Panel on Multidistrict Litigation conditionally transferred this action to the Southern District of New York to be consolidated with the ERISA cases pending against the Company in that court. The plaintiff is opposing the transfer.

In July 2003, the Company’s former customer, CareFirst Blue Cross Blue Shield, filed a complaint in New Jersey state court, asserting claims for violation of fiduciary duty under state law, breach of contract, negligent misrepresentation, unjust enrichment, violations of certain District of Columbia laws regarding consumer protection and restraint of trade, and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims, and restitution. On August 22, 2003, the Company removed the case to federal court in New Jersey. The plaintiff’s motion to remand the case back to state court is currently pending.

The Company has denied all allegations of wrongdoing and is vigorously defending the claims described above, although the Company has proposed to settle some of these claims as described above and the Company may in the future decide to settle others. These lawsuits seek damages in unspecified amounts, which could be material. In addition, the outcome of each of these lawsuits is uncertain and an adverse determination in any one of them could significantly negatively affect the Company’s ability to obtain rebates that are essential to the Company’s profitability and could materially limit the Company’s business practices. For these reasons, an adverse determination in these lawsuits could have a material adverse effect on the Company’s business, profitability, liquidity and growth prospects.

On June 23, 2003, the U.S. Attorney’s office for the Eastern District of Pennsylvania filed a notice of intervention with respect to two pending qui tam, or whistleblower, complaints filed in February 2000 under the federal False Claims Act and similar state laws in the U.S. District Court for the Eastern District of Pennsylvania. The government’s notice of intervention is limited to claims relating to the False Claims Act arising out of the Company’s contract with the Blue Cross and Blue Shield Association, or BCBSA, to provide home delivery prescription drug benefits to federal employees, retirees and their families. In a related news release, the U.S. Attorney’s office for the Eastern District of Pennsylvania stated that according to the qui tam complaints, the Company allegedly canceled home delivery prescriptions that could not be filled or mailed in time, underfilled prescriptions, changed prescriptions based upon misleading or false information, made false statements to the BCBSA, induced physicians to engage in inappropriate therapeutic interchanges, favored Merck drugs, failed to comply with applicable state laws regulating procedures intended to prevent harmful drug interactions, fabricated records of calls by pharmacists to physicians, and did not call physicians as required by law when a prescription was ambiguous. The government’s notice of intervention states that the government will file its own complaint by September 30, 2003. The government’s complaint may assert additional allegations or claims under other statutes or common law. On August 18, 2003, the court granted the District of Columbia’s motion to intervene in the proceedings. The Company intends to vigorously defend against all claims alleged in the complaints described above.

Since 1998, the Civil Division of the U.S. Attorney’s office for the Eastern District of Pennsylvania has been examining certain activities of the PBM industry in light of anti-kickback and other laws and regulations. To date, no specific prosecutions or settlements have been made public, but in July 1999, the Company received a subpoena seeking documents and information related to various aspects of the Company’s business in connection with an industry-wide investigation. Specifically, the focus of this investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies as well as PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs and payments made by PBMs to retail pharmacies or others. The U.S. Attorney’s office has also contacted some of the pharmaceutical manufacturers with which the Company has agreements, and has asked these manufacturers to provide copies of documents relating to their agreements with the Company.

On April 16, 2003, the Company received a letter from the Office of the Maine Attorney General seeking information concerning the Company’s PBM practices. This letter was written on behalf of Maine and 21 other states, and the Company has been advised that it is in connection with a review of the pharmaceutical industry and PBM practices. In addition, in June 2001, the State Attorney General’s Office of Tennessee requested information similar to that requested by the U.S. Attorney’s office for the Eastern District of Pennsylvania.

On August 14, 2003, the Company and three of its subsidiaries received an investigative subpoena from the Office of the Florida Attorney General Medicaid Fraud Control Unit. The subpoena, which seeks copies of contracts between the Company and certain health maintenance organizations (“HMOs”) and claims that the Company submitted to Florida or the HMOs, states that it was issued as part of an ongoing criminal investigation. The Company is discussing a potential response to the subpoena with the Florida Attorney General’s Office.

The Company has complied with the U.S. Attorney’s subpoena and the Tennessee Attorney General’s request to explain the nature of the Company’s business and the contributions the Company makes to improve the quality and affordability of health care, and the Company is cooperating with Maine and the other states to provide them with more information about the Company’s business practices. The Company believes that the Company’s programs comply with anti-kickback laws and other applicable laws and regulations. Nevertheless, the outcome of proceedings, requests for information or other actions pursuant to the investigation of the U.S. Attorney’s office for the Eastern District of Pennsylvania, the qui tam complaints, the government’s notice of intervention, the states’ request for information, the Florida investigative subpoena, or other similar actions is uncertain. The qui tam lawsuits and government intervention are at a very early stage, and the Company is unable to predict what allegations the government may pursue, whether additional claims and actions (including actions seeking injunctive relief) will be asserted or the total relief (including damages and, possibly, fines) that will be sought. An adverse outcome or result in any of these proceedings could result in material fines and damages, material changes to the Company’s business practices, loss of (or litigation with) customers and other penalties and could have a material adverse effect on the Company’s business, financial condition and operating results.

There remain five lawsuits on behalf of fewer than ten plaintiffs, to which the Company is a party, filed by retail pharmacies against pharmaceutical manufacturers, wholesalers and other major PBMs, challenging manufacturer discounting and rebating practices under various state and federal antitrust laws, including the Robinson-Patman Act. These suits, which were a part of a consolidated Multidistrict Litigation, captioned In re Brand Name Prescription Drug Antitrust Litigation, allege that the Company knowingly accepted rebates and discounts on purchases of brand name prescription drugs in violation of the federal Robinson-Patman Act. These suits seek damages and to enjoin the Company from future violations of the Robinson-Patman Act. The Company may settle these cases, but it intends to defend vigorously any cases it is unable to settle on favorable terms. In connection with the Company’s spin-off from Merck, Merck has agreed to indemnify the Company for substantially all monetary liabilities related to these lawsuits. However, any adverse judgment or injunction could significantly limit the Company’s ability to obtain discounts and rebates that are essential to the Company’s profitability.

On August 15, 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al., was filed in federal court in Pennsylvania against Merck and the Company. The plaintiffs, who seek to represent a class of retail pharmacies that have contracted with the Company, allege that the Company has conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief.

In May 2002, a lawsuit captioned Kessler v. Merck-Medco Managed Care, L.L.C. was filed in the Superior Court of New Jersey. The plaintiff purports to represent a member class claiming that the Company improperly classified Tamoxifen as a brand name drug, resulting in a higher co-payment for members. The complaint alleges that the Company’s classification of Tamoxifen as a brand name drug violates the New Jersey Consumer Fraud Act, and through higher co-payments and prices the Company has been unjustly enriched. The plaintiff demands that the Company pay treble damages and turn over any unlawfully obtained profits to a trust. The plaintiff also seeks a permanent injunction and punitive damages. In December 2002, a putative class action lawsuit containing substantially similar allegations to the Kessler case, captioned Smith v. Medco Health Solutions, Inc., was filed in the Superior Court of New Jersey. In June 2003, a putative class action lawsuit containing substantially similar allegations, captioned Del Greco v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Southern District of New York. The plaintiff in this action, however, asserts that the Company’s alleged misclassification of Tamoxifen improperly denied plan benefits and breached an alleged fiduciary duty under ERISA. The plaintiff demands that the Company pay damages, disgorgement and/or restitution, and seeks injunctive relief. The Company intends to vigorously defend these claims and, in August 2003, the Company moved to dismiss the Del Greco action. The amount of damages sought in these cases is not specified and could be material.

The Company and Merck are named as defendants in a number of purported class action lawsuits all relating to the Company’s revenue recognition practices for retail co-payments paid by members of plans for which the Company provides PBM services. The class action lawsuits were consolidated and amended to assert claims against Merck and the Company and certain of the Company’s officers and directors relating to the Company’s revenue recognition practices for retail co-payments, rebates received by the Company, and the Company’s independent status. The Company and Merck have filed a motion to dismiss these lawsuits. Although Merck has agreed to indemnify the Company for a significant portion of any damages or settlement payments in connection with this litigation, the Company could be liable for a material amount of any damages or settlement payments.

On July 31, 2003, a shareholders derivative complaint was filed in federal court in the District of New Jersey against Merck and the Company, certain of the Company’s officers and directors, and Arthur Andersen LLP. The lawsuit is based on allegations relating to the Company’s revenue recognition practices for retail co-payments and further alleges that certain individual defendants breached their fiduciary duty by failing to prevent such practices from occurring and also failing to prevent the conduct at issue in the Gruer complaint and related actions, the antitrust claims pending in the Northern District of Illinois, and the qui tam actions in which the U.S. Attorney’s office for the Eastern District of Pennsylvania has filed notice to intervene, each of which is described above. The complaint seeks monetary damages from Merck and the Company in an unspecified amount as well as injunctive and other relief. The Company intends to vigorously defend these claims.

In September 2003, the Company was served with a complaint in a lawsuit entitled American Medical Security Holdings, Inc. v. Medco Health Solutions, Inc. The lawsuit, which was brought by a former customer in federal court in Wisconsin, alleges that the Company breached its contract with respect to certain terms relating to discounted pricing and prescription dispensing fees. The complaint seeks monetary damages. The Company intends to vigorously defend these claims.

The Company has standard operating procedures and controls designed to enhance operating efficiencies and assist in ensuring compliance with existing contractual requirements and state and federal law, and it monitors and audits its adherence to those procedures and controls. As a result of its internal review processes, the Company has become aware that certain employees at some of its pharmacies did not follow certain of the Company’s procedures and controls with respect to the turnaround time between the receipt and processing of prescriptions. The Company believes it has taken appropriate corrective and disciplinary actions. The Company has commenced, with the assistance of outside counsel, an internal review of all its significant home delivery pharmacy practices and will conduct similar reviews from time to time in the future. Based upon the Company’s review to date of the first quarter of 2003, while the turnaround times between receipt and processing of less than one-half of one percent of home delivery prescriptions at the pharmacies reviewed were not recorded in accordance with the Company’s standard operating procedures and controls, management believes that these actions did not result in any material violations of any contract or applicable law. Nevertheless, the review is ongoing and a determination that any such violations occurred could adversely impact existing governmental or legal proceedings or otherwise have a material adverse effect on the Company’s business, financial condition or profitability.

In addition, the Company is involved in various claims and legal proceedings of a nature considered normal to the Company’s business, principally employment and commercial matters. While the range of loss for the unresolved matters above is not subject to reasonable estimation and it is not feasible to predict or determine the final outcome of all of the above proceedings, management does not believe that they would result in a material adverse effect on the Company’s financial position or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by the ultimate resolutions of these matters, or changes in the Company’s assumptions or its strategies related to these proceedings.

7. RELATIONSHIP WITH MERCK

The Company entered into intercompany transactions with Merck for, among other things, the daily transfer of cash collections, cash borrowings to be used in operations as necessary, purchases of inventory, sales of PBM and other services, recording of rebates, charges for taxes paid by Merck on the Company’s income and allocations of corporate charges. The amounts due from/to Merck arising from these transactions occurring subsequent to December 31, 2001 were recorded within “Due from Merck, net.” The value of the intercompany receivable was $688.4 million as of June 28, 2003. On August 8, 2003, the Company received $564.7 million in settlement of the recorded amount of the net intercompany receivable due from Merck arising from intercompany transactions from December 31, 2001 to July 31, 2003. See Note 8 for further information. The Company completed its spin-off from Merck on August 19, 2003. As a result, the Company no longer has intercompany transactions with Merck but will have third party transactions such as purchases of inventory, sales of PBM and other services and billings of rebates.

The Company’s revenues from sales to Merck for PBM and other services were $30.9 million and $29.1 million in the second quarter of 2003 and 2002, respectively, and $59.3 million and $57.4 million in the first six months of 2003 and 2002, respectively.

In addition, the Company recorded purchases of products from Merck for sale through its home delivery pharmacies, at a price that management believes approximates the price an unrelated third party would pay. The cost of these products is included in cost of product net revenues in the period in which the sale occurred. Historically, the Company has recorded rebates from Merck as a credit to cost of product net revenues based upon the volume of Merck prescription drugs dispensed either by its home delivery pharmacies or through its retail pharmacy networks. The following table summarizes the amounts included in cost of product net revenues ($ in millions):

	Quarters Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Cost of inventory purchased from Merck	$353.2	$387.5	$707.4	$742.4
Gross rebates received from Merck	$(116.3)	$(120.4)	$(226.9)	$(236.0)

The Company’s historical financial statements include expense allocations for certain corporate functions historically provided by Merck, such as consolidation accounting, treasury, tax, legal, public affairs, executive oversight, human resources, procurement and other services. These allocations were determined using relative percentages of operating expenses, pre-tax income, headcount, or of the effort expended by Merck for the Company as compared to its other operations, or other reasonable methods. The Company considers these allocations to be reasonable reflections of the utilization of services provided. Allocated costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. By the end of the second quarter of 2003, the Company assumed responsibility for these services and their related expenses and therefore, no allocated costs are included in selling, general and administrative expenses in the quarter ended June 28, 2003. Costs allocated to the Company by Merck totaled $6.9 million for the second quarter of 2002. For the first six months of 2003 and 2002, these allocations totaled $0.4 million and $13.7 million, respectively. There will not be any future allocations from Merck.

On May 28, 2003, the Company and Merck entered into an amended and restated managed care agreement, which was further amended on July 23, 2003. The amended and restated managed care agreement includes terms related to certain access obligations for Merck products, a commitment to maintain Merck market share levels, terms related to formulary access rebates and market share rebates payable by Merck, as well as other provisions. In addition, the Company may be required to pay liquidated damages to Merck if it fails to achieve specified market share levels.

8. SUBSEQUENT EVENTS

Medco Health Distribution

On August 5, 2003, Merck announced that it declared a special dividend of all the outstanding shares of common stock of Medco Health. The declaration and payment of the special dividend was contingent upon Medco Health’s registration statements on Form 10 and Form S-1 being declared effective by the Commission and Medco Health’s payment to Merck of cash dividends in an aggregate amount of $2.0 billion. On August 7, 2003, the Commission declared the Form 10 effective. The Commission also declared effective Medco Health’s registration statement on Form S-1 relating to Medco Health’s $500 million notes offering. Merck has received a ruling from the IRS concluding that the distribution by Merck of Medco Health stock to its U.S. stockholders will be tax-free for federal income tax purposes. On August 19, 2003, Merck shareholders of record on August 12, 2003 received 0.1206 shares of Medco Health common stock for every one share of Merck common stock held.

On August 8, 2003, the Company received $564.7 million in settlement of the recorded amount of the net intercompany receivable due from Merck arising from intercompany transactions from December 31, 2001 to July 31, 2003. On August 12, 2003, Medco Health completed an underwritten public offering of $500 million aggregate principal amount of ten-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25 percent per annum and mature on August 15, 2013. In addition, Medco Health borrowed $900 million in term loans under a $1,150 million senior secured credit facility and has drawn down $100 million under a $500 million accounts receivable financing facility. The proceeds from these borrowings, the notes offering and the amount received through the settlement of the net intercompany receivable from Merck were used to pay the $2.0 billion in cash dividends to Merck.

Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information has been prepared to reflect adjustments to the Company’s historical financial information to give effect to the settlement of the net intercompany receivable from Merck at its value of $688.4 million as of June 28, 2003, the incurrence of the aforementioned debt totaling $1,500 million, related estimated debt issuance costs and the cash dividends paid to Merck, as if those transactions had been completed as of earlier dates.

The unaudited pro forma condensed consolidated financial information is not indicative of the Company’s future performance or what its results of operations would have been if it had been operating as a separate company during the periods presented or if the transactions reflected therein had actually occurred as of December 29, 2002 or June 28, 2003, as the case may be. The unaudited pro forma condensed consolidated statement of income does not fully reflect estimates of ongoing incremental costs required to operate as a separate company, which are described in Note 1 to the unaudited pro forma condensed consolidated statement of income.

Unaudited Pro Forma Condensed Consolidated Statement of Income

for the Six Months Ended June 28, 2003

($ in millions, except per share amounts)

	Historical	Adjustments		Pro Forma
Product net revenues	$16,555.7			$16,555.7
Service revenues	182.9			182.9

Total net revenues	16,738.6			16,738.6

Cost of operations:
Cost of product net revenues	15,925.1			15,925.1
Cost of service revenues	93.2			93.2

Total cost of revenues	16,018.3			16,018.3
Selling, general and administrative expenses	330.7			330.7	(1)
Amortization of intangibles	47.2			47.2
Other (income) expense, net	(12.2)	$37.1	(2)	24.9

Total cost of operations	16,384.0			16,421.1

Income before provision for income taxes	354.6			317.5
Provision for income taxes	147.4	(15.4	)(3)	132.0

Net income	$207.2			$185.5

Basic and diluted earnings per share(4):
Net income per share	$0.77			$0.69
Weighted average shares outstanding	270.0			270.0

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income

(1)	In the first six months of 2003, Merck allocated to the Company $0.4 million of expenses it incurred for providing consolidation accounting, treasury, tax, legal, public affairs, executive oversight, human resources, procurement and other services. By the end of the second quarter of 2003, the Company assumed responsibility for these services and their related expenses. The total cost of these activities are expected to aggregate approximately $35 million to $40 million in 2003, including a charge from Merck of $0.4 million, and approximately $40 million to $45 million in 2004. In addition, in the first six months of 2003, the Company incurred approximately $0.7 million of non-recurring costs associated with its transition to operating as a separate company for systems implementation and conversion, and other matters.
(2)	Includes estimated interest expense of $37.1 million related to $1,500 million of indebtedness that the Company incurred prior to the completion of the distribution, at the weighted average annual interest rate of 4.94%. Interest expense includes the amortization of deferred debt acquisition costs of $1.9 million. Several factors could change the weighted average annual interest rate, including but not limited to a change in our credit rating or a change in the reference rates used under the senior credit facility. A 25 basis point change to the weighted average annual interest rate would change annual interest expense by $3.8 million. The Company may draw down under the $250 million revolving credit facility and draw down further under the $500 million accounts receivable financing facility which would result in additional interest expense.

(3)	Represents estimated tax benefit related to the estimated interest expense discussed in Note 2 above at the Company’s combined effective rate of 41.6% for the six months ended June 28, 2003.
(4)	On May 21, 2002 the Company converted from a limited liability company wholly owned by Merck to a corporation wholly owned by Merck and issued 270 million shares of $0.01 par value common stock. In connection with the distribution, certain Merck stock options held by the Company’s employees converted into options to purchase Medco Health stock. These options would not have had a material effect on historical or pro forma earnings per share for the period presented.

Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 28, 2003

($ in millions)

	Historical	Adjustments		Pro Forma
Assets:
Cash and cash equivalents	$6.6	$ 164.8	(1)	$171.4
Short-term investments	70.6			70.6
Accounts receivable, net	1,533.6			1,533.6
Due from Merck, net	688.4	(688.4	)(2)	—
Inventories, net	925.9			925.9
Prepaid expenses and other current assets	69.8			69.8
Deferred tax assets	222.2			222.2

Total current assets	3,517.1			2,993.5
Property and equipment, net	797.6			797.6
Goodwill, net	3,310.2			3,310.2
Intangibles, net	2,367.7			2,367.7
Other noncurrent assets	121.5	19.6	(3)	141.1

Total assets	$10,114.1			$9,610.1

Liabilities and Equity:
Claims and accounts payable	$1,654.3			$1,654.3
Accrued expenses and other current liabilities	382.3			382.3
Short-term debt	—	100.0	(4)	100.0
Current portion of long-term debt	—	22.5	(4)	22.5

Total current liabilities	2,036.6			2,159.1
Long-term debt	—	1,373.5	(4)	1,373.5
Deferred tax liabilities	1,187.2			1,187.2
Other noncurrent liabilities	47.6			47.6
Total stockholder’s equity	6,842.7	(2,000.0	)(5)	4,842.7

Total liabilities and stockholder’s equity	$10,114.1			$9,610.1

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 28, 2003

(1)	Represents the net effect on cash and cash equivalents of the other pro forma adjustments, principally the net proceeds from the settlement of the “Due from Merck, net” balance.
(2)	From December 30, 2001 through July 31, 2003, the Company recorded intercompany transactions with Merck in “Due from Merck, net”. The settlement of the “Due from Merck, net” balance at June 28, 2003 is utilized for purposes of presenting the pro forma balance sheet for consistency purposes with other balance sheet components. The July 31, 2003 recorded amount of the “Due from Merck, net” balance of $564.7 million was settled on August 8, 2003.

(3)	The Company recorded approximately $19.6 million in debt issuance costs in connection with the incurrence of the debt described in Note 4 below.
(4)	Prior to the distribution, the Company incurred $1,396 million in long-term indebtedness, which is net of a discount of $4 million, with $22.5 million representing the current portion, and $100 million in short-term indebtedness from our accounts receivable financing facility. The Company may incur additional indebtedness by drawing down under the $250 million revolving credit facility or by drawing down further under the $500 million accounts receivable financing facility.
(5)	Represents the impact on equity associated with the payment of the cash dividends aggregating $2 billion to Merck.

Other Subsequent Events

From February 26, 2002 to June 28, 2003, Merck granted options to purchase Merck stock to Medco Health employees under its employee stock options plans. These options converted into 11.2 million Medco Health options on August 19, 2003. The rate of conversion was determined based on a formula that preserved the economic position of the option holder immediately before and after the distribution. Subsequent to the distribution in August 2003, the Company granted options to purchase up to 11.3 million shares, which primarily represented an expected option grant communicated to employees in February 2003 as well as other option grants to key employees. Options granted by Merck to Medco Health employees prior to February 26, 2002 remain options to purchase Merck stock and became fully vested upon the Medco Health distribution. Subsequent to the distribution in August 2003, the Company granted 474,300 restricted stock units to key employees and directors. The restricted stock units generally vest over 2 or 3 years.

Upon the distribution, the Medco Health Solutions, Inc. 401(k) Savings Plan (“the Plan”) received 0.1206 shares of Medco Health common stock for every one share of Merck Common Stock held in the Merck Common Stock Fund. These shares were transferred to a new Medco Health Stock Fund that was established as an investment alternative in the Plan.

On August 19, 2003, $86.8 million of assets were transferred from the Merck & Co., Inc. Master Trust to the Medco Health Solutions, Inc. Cash Balance Retirement Plan –Trust.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	competition in the PBM industry and in the health care industry generally;
•	continued pressure on rebates from pharmaceutical manufacturers and margins in the PBM industry;
•	the impact on our business and competitive position of our managed care agreement with Merck;
•	our ability to obtain new customers and the possible termination of, or unfavorable modification to, contracts with key customers;
•	possible contractual or regulatory changes affecting pricing, rebates, discounts or other practices of pharmaceutical manufacturers;
•	risks associated with our indebtedness and debt service obligations;
•	risks associated with our ability to continue to develop innovative programs and services;
•	governmental investigations and qui tam actions filed against us;
•	liability and other claims asserted against us;
•	risks related to bioterrorism and mail tampering;
•	risks related to rapid changes in technology and our ability to protect our technology and enforce our intellectual property and contract rights;
•	developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and the introduction of new drugs;
•	new or existing governmental regulations and changes in, or the failure to comply with, governmental regulations;
•	the possibility of a material non-cash charge to income if our recorded goodwill is impaired;
•	legislative proposals that impact our industry or the way we do business; and
•	general economic and business conditions.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our registration statements on Form 10 (SEC File No. 1-31312) and Form S-1 (SEC File No. 333-86404) filed with the Securities and Exchange Commission. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by us or on our behalf.

Overview

We are the nation’s largest pharmacy benefit manager, or PBM, based on our 2002 net revenues of $33 billion. We provide sophisticated programs and services for our customers and the members of their pharmacy benefit plans, as well as for the physicians and pharmacies the members use. Our programs and services help our customers control the cost and enhance the quality of the prescription drug benefits they offer to their members. We accomplish this primarily by negotiating competitive rebates and discounts from pharmaceutical manufacturers, obtaining competitive discounts from retail pharmacies and administering prescriptions filled through our national networks of retail pharmacies or our own home delivery pharmacies.

On April 22, 2003, Merck announced its plan to spin-off 100 percent of the shares of Medco Health. The distribution was completed on August 19, 2003. See Note 8 to our unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information on the distribution, cash dividends paid to Merck and related debt incurred by the Company. From the date the spin-off was announced on January 29, 2002 through June 28, 2003, we have incurred approximately $8.4 million of non-recurring costs associated with our transition to operating as a separate company for systems implementation and conversion, the change of our corporate name and other matters.

Results of Operations for the Quarters and Six Months Ended June 28, 2003 and June 29, 2002

Total net revenues for the second quarter of 2003 of $8,405 million exceeded the second quarter of 2002 by $41 million, or 0.5%, as a result of the growth in product net revenues of $52 million. Product net revenues for the second quarter of 2003 are comprised of $5,584 million in retail net revenues and $2,734 million in home delivery net revenues representing a decrease of $68 million in retail and an increase of $120 million in home delivery from the second quarter of 2002. Total net revenues for the first six months of 2003 of $16,739 million exceeded the first six months of 2002 by $359 million, or 2.2%, as a result of the growth in product net revenues of $361 million. Product net revenues for the first six months of 2003 are comprised of $11,068 million in retail net revenues and $5,488 million in home delivery net revenues representing a decrease of $43 million in retail and an increase of $404 million in home delivery from the second quarter of 2002. Retail net revenues include co-payments of approximately $1,666 million and $3,344 million for the second quarter and first six months of 2003, and approximately $1,640 million and $3,280 million for the second quarter and first six months of 2002. The $68 million decrease in retail net revenues for the second quarter of 2003 and the $43 million decrease for the first six months of 2003 were attributable to volume decreases of $311 million and $632 million, respectively, offset by net price increases of $243 million and $589 million, respectively. Retail volume decreased 5.5% in the second quarter of 2003 and 5.7% for the first six months of 2003. Retail price increases of $396 million and $839 million for the second quarter and the first six months of 2003, respectively, were primarily due to higher prices charged by pharmaceutical manufacturers and greater representation of new and higher cost drugs in the brand prescription base. These were partially offset by steeper price discounts, higher rebates offered to customers and greater representation in the overall product mix of generic drugs totaling $153 million and $250 million for the second quarter and first six months of 2003, respectively. The $120 million and $404 million increases in home delivery net revenues for the second quarter and first six months of 2003, respectively, were attributable to net price increases of $313 million and $608 million, respectively, partially offset by volume decreases of $193 million and $204 million, respectively. The home delivery net price increases for the second quarter and first six months of 2003 were substantially due to higher prices charged by pharmaceutical manufacturers and greater representation of new and higher cost drugs in the brand prescription base. Home delivery volume decreased 7.3% and 4.2% in the second quarter and in the first six months of 2003, respectively, as discussed below.

Generic drug usage increased to 43.4% of total prescriptions dispensed in the second quarter of 2003 from 39.2% in the second quarter of 2002 and to 43.5% in the first six months of 2003 from 39.4% in the first six months of 2002. The lower total prescription volumes for the second quarter and first six months of 2003 were due to 10.2% and 9.7% declines, respectively, from customer terminations, offset by 4.5% and 4.2% increases, respectively, from higher prescription drug utilization. Home delivery prescription volume decreased to approximately 19 million prescriptions in the second quarter of 2003 from approximately 21 million prescriptions in the second quarter of 2002. As a percentage of total prescription volume, home delivery decreased to 14.5% in the second quarter of 2003 from 14.8% in the second quarter of 2002, primarily as a result of a customer termination during the first quarter of 2003. Home delivery prescription volume decreased to approximately 39 million prescriptions for the first six months of 2003 from approximately 41 million prescriptions for the first six months of 2002. As a percentage of total prescription volume, home delivery increased to 14.7% for the first six months of 2003 from 14.5% for the first six months of 2002, primarily as a result of changes in customer plan designs to encourage home delivery usage and the continued increase of home delivery utilization from existing customers, partially offset by the customer termination discussed above.

The 11.0% or $11 million decrease in service revenues to $87 million in the second quarter of 2003 was substantially attributable to decreasing customer administrative fees on a per prescription basis and the impact of lower total prescription volume. The 0.9% or $2 million decrease in service revenues to $183 million for the first six months of 2003 was the result of decreasing customer administrative fees on a per prescription basis and the impact of lower total prescription volume of $14 million offset by higher sales of prescription services and data to pharmaceutical manufacturers and other customers of $12 million.

Total cost of revenues for the second quarter of 2003 of $8,034 million exceeded the second quarter of 2002 by $9 million, or 0.1%, as a result of $10 million increase in the cost of service revenues. Cost of product net revenues of $7,986 million in the second quarter of 2003 was equivalent to the second quarter of 2002. Total cost of revenues for the first six months of 2003 of $16,018 million exceeded the first six months of 2002 by $236 million, or 1.5%, as a result of the 1.4% increase in the cost of product net revenues to $15,925 million in the first six months of 2003. Cost of product net revenues includes amounts representing retail co-payments of $1,666 million and $3,344 million for the second quarter and first six months of 2003, and approximately $1,640 million and $3,280 million for the second quarter and first six months of 2002. Cost of product net revenues increased at a lower rate than product net revenues largely due to increased usage of lower cost generic products and higher rebates earned from pharmaceutical manufacturers, which totaled $728 million in the second quarter of 2003 and $1,432 million for the first six months of 2003, compared to $641 million in the second quarter of 2002 and $1,226 for the first six months of 2002. The increase in rebates earned in the second quarter and first six months of 2003 reflect the achievement of market share requirements in re-negotiated multi-year pharmaceutical manufacturer contracts as well as the impact of higher levels of rebates due to new products and re-negotiated terms on existing products. Cost of product net revenues for the first six months of 2003 also increased as a result of costs of $9 million to implement pharmacy call center member servicing capabilities, and severance costs of $8 million and asset impairment charges of $5 million associated with closing the Mechanicsburg, Pennsylvania pharmacy, which was completed during the second quarter of 2003. The 26.2%, or $10 million, increase in cost of service revenues for the second quarter of 2003 was attributable to increased costs to administer health management and other programs. The 13.5%, or $11 million, increase in cost of service revenues for the first six months of 2003 was the result of increased costs to administer the programs of $14 million partially offset by savings on member communication materials of $3 million.

Gross margin (defined as net revenues minus cost of revenues) in the second quarter of 2003 of $371 million reflects a $32 million, or 9.5%, increase compared to the second quarter of 2002. Gross margin for the first six months of 2003 of $720 million reflects a $123 million, or 20.7%, increase compared to the first six months of 2002. The gross margin percent on net revenues for the second quarter of 2003 was 4.4% compared to 4.0% for the second quarter of 2002, and 4.3% for the first six months of 2003 compared to 3.6% for the first six months of 2002. The gross margin percent on product net revenues for the second quarter of 2003 was 4.0% compared to 3.4% for the second quarter of 2002, and 3.8% for first six months of 2003 compared to 3.1% for the first six months of 2002. The product margin increase of $53 million in the second quarter of 2003 reflects a $68 million impact primarily from the higher share of generic prescription dispensing in our home delivery pharmacies and the earned pharmaceutical manufacturer rebates, offset by $15 million from continued pricing pressures. The product margin increase of $136 million for the first six months of 2003 reflects a $194 million impact primarily from the higher share of generic prescription dispensing in our home delivery pharmacies and the earned pharmaceutical manufacturer rebates, offset by $36 million from continued pricing pressures and the $22 million in other costs discussed above related to the call center member servicing capabilities and the closing of the Mechanicsburg, Pennsylvania pharmacy. In addition, our investments in technology over the past several years have resulted in increased depreciation charges for our home delivery and call center pharmacies, growing to $15 million in the second quarter of 2003 from $11 million in the second quarter of 2002, and to $30 million for the first six months of 2003 from $22 million for the first six months of 2002. In an effort to respond strategically to these margin pressures, we have enhanced productivity by using technology to improve operational efficiencies in prescription processing and dispensing and pharmacy call center operations. The gross margin percentage on service revenues for the second quarter of 2003 was 44.5% compared to 60.9% for the second quarter of 2002, and 49.0% for the first six months of 2003 compared to 55.5% for the first six months of 2002 resulting from decreased revenue combined with the cost increases described above.

Selling, general and administrative expenses for the second quarter of 2003 of $168 million exceeded the second quarter of 2002 by $39 million, or 30.4%. These expenses increased to 2.0% in the second quarter of 2003 from 1.5% of net revenues in the second quarter of 2002 due to increased expenses related to information systems technology including depreciation of $19 million, non-income taxes of $13 million, increased expenses of $6 million associated with our anticipated operation as a separate company, and other fees and expenses of $8 million. These increases were partially offset by a $7 million decrease in costs allocated from Merck. Selling, general and administrative expenses for the first six months of 2003 of $331 million exceeded the first six months of 2002 by $67 million, or 25.4%. These expenses increased to 2.0% for the first six months of 2003 from 1.6% of net revenues for the first six months of 2002 due to increased expenses related to information systems technology including depreciation of $38 million, non-income taxes of $14 million, increased expenses of $11 million associated with our anticipated operation as a separate company, and other fees and expenses of $17 million. These increases were partially offset by a $13 million decrease in costs allocated from Merck. Selling, general and administrative expenses include costs allocated to us by Merck of $6.9 million for the second quarter of 2002 with none for the second quarter of 2003. For the first six months of 2002 and 2003, these allocations totaled $13.7 million and $0.4 million, respectively.

Amortization of intangible assets was $24 million in the second quarter of 2003 and $47 million for the first six months of 2003, increasing $2 million and $5 million, respectively, from a re-evaluation of the useful life of the intangible assets created at the time of the Merck acquisition. During 2002, the intangible assets from the Merck acquisition were being amortized over a weighted average useful life of 38 years. During the first quarter of 2003, we performed a re-evaluation of the useful life of these intangible assets taking into account historical turnover experience, including recent and expected future losses of customers that were in the customer base in 1993. As a result of this review, the weighted average useful life was revised to 35 years effective as of December 29, 2002, with the annual intangible amortization expense increasing by approximately $9 million compared to 2002.

Other (income) expense, net was $(0.4) million in the second quarter of 2003 and $9.4 million in the second quarter of 2002. The second quarter of 2002 included a $7.0 million swap cancellation fee and $4.0 million of debt issuance costs. Other (income) expense, net was $(12.2) million for the first six months of 2003 and $8.6 million for the first six months of 2002. The first quarter of 2003 included a one-time gain of $11.0 million from the sale of a minority equity investment in a non-public company. The second quarter of 2002 included the $11.0 million of swap cancellation and debt issuance costs discussed above. In addition, the second quarter and first six months of 2003 include interest income primarily generated by short-term investments in marketable securities of $0.4 million and $1.2 million, respectively, and $1.6 million and $2.4 million, respectively, for 2002.

For financial reporting purposes, we calculate our tax provision and related deferred tax accounts in our financial statements on a separate return basis. The effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) decreased marginally to 41.6% in both the second quarter and first six months of 2003, compared to 41.7% for the second quarter of 2002 and 41.8% for the first six months of 2002. This reduction resulted from cost controls designed to reduce non tax deductible expenses.

Net income as a percentage of net revenues was 1.3% in the second quarter of 2003 and the second quarter of 2002, and 1.2% for the first six months of 2003, compared to 1.0% for the first six months of 2002, as a result of the aforementioned factors.

Transactions with Related Parties

We were a wholly owned subsidiary of Merck from November 18, 1993 through August 19, 2003. As a result, in the ordinary course of our business, Merck provided us with various services, including consolidation accounting, treasury, tax, legal, public affairs, executive oversight, human resources, procurement and other services. Our historical financial statements include expense allocations related to these services. These allocations were determined using relative percentages of operating expenses, pre-tax income, headcount, or of the effort expended by Merck for us as compared to its other operations, or other reasonable methods. We consider these allocations to be reasonable reflections of the utilization of services provided. By the end of the second quarter of 2003, we assumed responsibility for all of these services and their related expenses. Costs allocated to us by Merck for services performed by Merck on our behalf were $6.9 million for the second quarter of 2002 with none for the second quarter of 2003. For the first six months of 2002 and 2003, these allocations totaled $13.7 million and $0.4 million, respectively. There will not be any future allocations from Merck.

In addition to the general and administrative costs described above, we recorded purchases of prescription drugs from Merck for sale through our home delivery pharmacies, at a price that we believe approximates the price an unrelated third party would pay. The cost of these products is included in our cost of revenues. Purchases of home delivery inventory from Merck included in cost of revenues totaled $353.2 million and $707.4 million in the second quarter and first six months of 2003, respectively, and $387.5 million and $742.4 million in the second quarter and first six months of 2002, respectively. The cost of purchases from Merck as a percentage of cost of revenues was 4.4% for both the second quarter and first six months of 2003, and 4.8% and 4.7% for the second quarter and first six months of 2002, respectively.

Merck had historically provided credit support arrangements and guarantees for our performance under certain customer contracts and lease obligations. Under the terms of the master separation and distribution agreement with Merck, we will use commercially reasonable efforts to cause Merck to be released from those obligations.

We also generated revenues from sales to Merck of PBM and other services. These net revenues were $30.9 million and $29.1 million in the second quarter of 2003 and 2002, respectively, and $59.3 million and $57.4 million in the first six months of 2003 and 2002, respectively. Revenues derived from sales to Merck were not material in relation to overall revenues in these periods.

We are party to a managed care agreement with Merck. The managed care agreement includes terms related to our commitment to maintain Merck market share levels, formulary access rebates and market share rebates payable by Merck, as well as other provisions. In addition, we may be required to pay liquidated damages to Merck if we fail to achieve specified market share levels. The rebates that we may earn under the managed care agreement may be reduced or eliminated if we do not comply with various obligations or do not achieve various minimum or target market share levels set forth in that agreement. Historically, we recorded rebates from Merck in cost of revenues based upon the volume of Merck prescription drugs dispensed either by our home delivery pharmacies or through our retail pharmacy networks. The gross rebates recorded in cost of revenues as received from Merck totaled $116.3 million and $226.9 million in the second quarter and first six months of 2003, respectively, and $120.4 million and $236.0 million in the second quarter and first six months of 2002, respectively.

For additional information about our relationship with Merck, see “Relationships Between Our Company and Merck & Co., Inc.” and Note 11 to our audited consolidated financial statements in the registration statement on Form 10 dated August 7, 2003, and Note 7 to our unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Net cash provided by operating activities was $521 million for the first six months of 2003 compared with $4 million for the first six months of 2002 for an increase of $517 million. Net cash from operating activities excludes various items paid to or by Merck on our behalf, such as tax payments made by Merck, and other items, which are reflected in the Intercompany transfer (to) from Merck, net in our cash flows from financing activities. Amounts so reflected for taxes paid by Merck, which represent our federal income tax provision and state income tax provision in states where Merck files a unitary or combined return, were $111 million and $118 million in the first six months of 2003 and 2002, respectively. Accordingly, our net cash from operating activities does not reflect what our cash flows would have been had we been a separate company during the periods presented.

An important element of our operating cash flow is the timing of billing cycles, which are two-week periods of accumulated prescription administration billings for home delivery and retail prescriptions. We bill the cycle activity to customers on this bi-weekly schedule and generally collect before we pay our obligations to the retail pharmacies for that same cycle. We pay for drug inventory in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts. Effective home delivery inventory management further generates positive cash flows. Billings to pharmaceutical manufacturers for rebates are recorded as earned on a monthly basis, with actual bills generally rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to customers are generally made after our receipt of the rebates from the pharmaceutical manufacturers. The amounts of rebates received from pharmaceutical manufacturers exceeded the amount of rebates paid to our customers for all historical periods presented.

The increase in net cash flows provided by operating activities of $517 million reflects reduced cash flows in 2002 principally as a result of growth in the accounts receivable, net, from $969 million at December 29, 2001 to $1,459 million at June 29, 2002. The growth was primarily due to increases in rebates receivable from pharmaceutical manufacturers resulting from new or renewed agreements that were effective in 2002 which upon initiation had required greater time for bill preparation. It is anticipated that while the pharmaceutical manufacturer rebate receivable will decrease on a going forward basis, this decrease will be partially offset by the future establishment of a rebate receivable from Merck. Rebates receivable from Merck as of June 28, 2003 are currently reflected in “Due from Merck, net” in the unaudited interim condensed consolidated balance sheet.

Cash flows used by investing activities decreased by $62 million in the first six months of 2003 from the first six months of 2002 principally as a result of lower capital expenditures. Purchases and proceeds from securities and other investments remained balanced in both periods, and relate to investment activity in our insurance subsidiaries. Our capital expenditures were $67 million in the first six months of 2003 as compared to $129 million in the first six months of 2002. Capital expenditures for 2003 and 2002 related primarily to developing new technologies and e-commerce capabilities. In addition, the capital expenditures in the first six months of 2002 reflected the impact of implementing capabilities required by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The decrease from the first six months of 2002 to the first six months of 2003 results from the completion of technology initiatives associated with prescription order processing in our home delivery pharmacies, HIPAA capabilities, and member servicing capabilities in our call center pharmacies. We expect our total capital expenditures for 2003 to be approximately $150 million, and to approximate that same level during each of the succeeding three years.

Cash flows used by financing activities reflect Merck’s historical management of our treasury operations and cash position. Net cash (provided to) received from Merck was $(457) million in the first six months of 2003 and $132 million in the first six months of 2002. The increase in cash provided to Merck in 2003 resulted from the factors discussed above for operating and investing activities.

Total cash and short-term investments as of June 28, 2003 were $77 million, including $7 million in cash and cash equivalents. Total cash and short-term investments as of December 28, 2002 were $87 million, including $14 million in cash and cash equivalents. Our short-term investments include certificates of deposit and U.S. government securities that have maturities of not more than one year and that are held to satisfy minimum statutory capital requirements for some of our insurance subsidiaries.

On August 8, 2003, in conjunction with our separation from Merck, we settled the net intercompany receivable from Merck as of July 31, 2003 at its recorded amount of $564.7 million. On August 12, 2003, we completed an underwritten public offering of $500 million aggregate principal amount of ten-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25 percent per annum and mature on August 15, 2013. We also borrowed $900 million in term loans under a $1,150 million senior secured credit facility and have drawn down $100 million under a $500 million accounts receivable financing facility. The proceeds from these borrowings and the amount received through the settlement of the net intercompany receivable from Merck were used to pay $2 billion in cash dividends to Merck. In determining the amount of the dividends, our then-comprised board of directors and Merck considered our ability to service the debt we incurred to pay the dividends and the appropriate capital structure for our company to be able to compete effectively in our industry. We do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of the credit agreement governing our senior secured credit facility and the indenture governing our ten-year senior unsecured notes limit the amount of dividends we may pay. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

The estimated weighted average annual interest rate on the above indebtedness is 4.94 percent. Several factors could change the weighted average annual interest rate, including but not limited to a change in our credit rating or a change in reference rates used under our credit facilities. A 25 basis point change in the weighted average annual interest rate would change our annual interest expense by $3.8 million. We may incur additional indebtedness by drawing down under the $250 million senior secured revolving credit facility or by drawing down further under the $500 million accounts receivable financing facility.

Ongoing cash outflows are associated with expenditures to support our home delivery dispensing process, call center pharmacies and other selling, general and administrative functions, with the largest component of these expenditures being employee payroll and benefits as well as debt repayments and associated interest expense. We believe that we will meet our cash requirements in 2003 and for at least each of the succeeding two to three years through cash generated from operations and, to the extent necessary, from borrowings under our $250 million senior secured revolving credit facility and our $500 million accounts receivable financing facility.

Management calculates and uses Earnings before Interest Income/Expense, Taxes, Depreciation and Amortization (“EBITDA”) as an indicator of our ability to generate cash from our reported operating results. This measurement is used in concert with cash flow from operations, which measures actual cash generated in the period. In addition, we believe that EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance, and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flow from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our statement of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. The following table reconciles our reported net income to EBITDA for each of the respective periods ($ in millions):

	Quarters Ended			Six Months Ended
	June 28, 2003	June 29, 2002		June 28, 2003	June 29, 2002
Net income	$105.2	$104.6		$207.2	$164.2
Add (deduct):
Interest (income) expense, net	(0.4)	9.4	*	(1.2)	8.6	*
Provision for income taxes	74.8	74.9		147.4	118.0
Depreciation expense	45.8	36.6		91.9	74.8
Amortization expense	23.6	21.2		47.2	42.4

EBITDA	$249.0	$246.7		$492.5	$408.0

*	Includes approximately $11 million of interest rate swap termination costs and debt issuance costs expensed in the second quarter of 2002.

Contractual Obligations

As of June 28, 2003, we had contractual cash obligations for purchase commitments of $8 million for each of 2003 and 2004, which relate primarily to contractual commitments to purchase pharmaceutical inventory from a manufacturer. We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting machines and other operating equipment for use in home delivery dispensing facilities and computer equipment for use in our data center.

The following table presents certain of our contractual obligations as of June 28, 2003, as well as our pro forma long-term debt obligations, including the current portion of long-term debt, after giving effect to the senior unsecured notes offering and the term loans under our senior secured credit facility.

Payments due by Period

	Total	2003	2004-2005	2006-2007	Thereafter
	(in millions)
Long-term debt obligations, including current portion (pro forma)	$1,400.0	—	$141.3	$181.2	$1,077.5

Operating lease obligations	89.1	$22.3	38.8	14.9	13.1
Purchase obligations	16.0	8.0	8.0	—	—

Total	$1,505.1	$30.3	$188.1	$196.1	$1,090.6

Effects of Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”), which is effective for contracts entered into after June 15, 2003. EITF 00-21 establishes the criteria under which individual components of contractual arrangements with customers could be identified as “separate units of accounting” and accounted for as distinct revenue-generating events under the existing accounting standards governing revenue recognition, including Staff Accounting Bulletin No. 101. Customers who contract with us for pharmaceutical benefits management may also contract with us for administrative and other services. These multiple deliverables are generally reflected in a single contract. Each component of the contract is separately and specifically priced, and has historically been accounted for as a separate unit of accounting for revenue recognition purposes. We, therefore, do not expect the adoption of EITF 00-21 in 2003 to have a material impact on our results of operations, cash flows or financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 are effective for financial periods ending after July 15, 2003. The Company does not have any variable interest entities which would require consolidation under FIN 46. Accordingly, the adoption of FIN 46 did not have a material impact on the Company’s results of operations, cash flows or financial position.

Legal Proceedings and Government Investigations

The Company and its subsidiaries are parties to a variety of legal proceedings and governmental investigations, including cases in which substantial damages and injunctive relief are sought. We have considered these proceedings in determining the necessity of any reserves for losses that are probable and reasonably estimable. Litigation is subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages, fines or, in cases where injunctive relief is sought, could impair the Company’s ability to operate its business. There can be no assurance that the ultimate outcome of one or more of the proceedings to which the Company is currently, or may in the future become a party, will not have a material adverse impact on the results of operations of the period in which the matter is ultimately resolved. For a description of the legal proceedings and governmental investigations to which the Company and its subsidiaries are a party, please refer to Note 6 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—On June 13, 2002, two interest rate swap lock agreements were entered into on our behalf in expectation of the completion of a then-planned $1,000 million notes offering. On June 28, 2002, these swap agreements were terminated in accordance with their terms at a cost of $7 million. We have not yet implemented a comprehensive strategy to manage interest rate market risk. We will assess the significance of interest rate market risk on a periodic basis and will implement strategies to manage risk as appropriate. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign Exchange—We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars.

Item 4. Controls and Procedures

The Company’s Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 6 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

Pursuant to the Company’s registration statement on Form S-1 (333-86404), which was declared effective by the Commission on August 7, 2003, the Company offered for sale to the public $500 million aggregate principal amount of 7.25 percent senior notes due 2013 (the “senior notes”). On August 7, 2004 the senior notes were priced at 99.195 of par value, for a total public offering price of $495,975,000, and the senior notes began trading on the New York Stock Exchange under the symbol “MHS 13.” Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. served as managing underwriters for the notes offering. The senior notes offering closed on August 12, 2003. Estimated expenses associated with the offering totaled $8,919,500, and were comprised of an underwriting discount of $7,387,500 and estimated other expenses of $1,532,000. After giving effect to these estimated total expenses, the total estimated net proceeds of the senior notes offering to the Company were $487,055,500. These net proceeds were used, together with the net proceeds of the Company’s $900 million term loans, the $100 million advance under the Company’s accounts receivable financing facility and the settlement of the intercompany receivable from Merck & Co., Inc. (“Merck”), to pay in August 2003 an aggregate of $2 billion in cash dividends to Merck, which at that time owned 100% of the Company’s stock.

On July 31, 2003, the Company amended and restated its certificate of incorporation (as amended, the “Second Amended and Restated Certificate of Incorporation”) and bylaws (as amended, the “Amended and Restated Bylaws”), which define the rights of the holders of the common stock of the Company, par value $0.01 per share. The material terms of the Second Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws are summarized in the section entitled “Description of Capital Stock” in the Company’s registration statement on Form 10 (SEC File No. 1-31312).

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Prior to the distribution, Merck, as the sole stockholder of the Company, approved the following actions in connection with the spin-off of the Company from Merck pursuant to written consents:

a)	On July 21, 2003, Merck approved an amendment to the Medco Health Solutions, Inc. 2002 Stock Incentive Plan (the “Stock Incentive Plan”). The material terms of the Stock Incentive Plan are summarized in the section entitled “Management” in the Company’s Form 10.

b)	On July 28, 2003, Merck approved and adopted the Medco Health Solutions, Inc. 2003 Employee Stock Purchase Plan (the “2003 ESPP”). The material terms of the 2003 ESPP are summarized in the section entitled “Management” in the Company’s Form 10.

c)	On July 30, 2003, Merck approved and adopted the Second Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws of the Company. The material terms of the Second Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws are summarized in the section entitled “Description of Capital Stock” in the Company’s Form 10.

d)	On August 18, 2003, Merck (A) elected seven new persons as directors of the Company to serve as directors beginning immediately prior to the completion of the spin-off of the Company from Merck in the class indicated in clause (B) below until the earlier to occur of (1) the expiration of the term of office for directors in the applicable class as indicated in the Second Amended and Restated Certificate of Incorporation and (2) the resignation, removal or other termination of such director or the election or appointment and qualification of a successor, and (B) divided the board of directors of the Company into three classes pursuant to and in accordance with the Second Amended and Restated Certificate of Incorporation, with such divisions being effective immediately prior to the completion of the spin-off of the Company from Merck, and designated the directors as follows: Howard W. Barker, Jr. (Class I), David B. Snow, Jr. (Class I), Brian L. Strom, M.D., M.P.H. (Class I), John L. Cassis (Class II), Michael Goldstein (Class II), Blenda J. Wilson, Ph.D. (Class II), Lawrence S. Lewin (Class III) and Edward H. Shortliffe, M.D., Ph.D. (Class III). Richard T. Clark, Kenneth C. Frazier and Judy C. Lewent resigned as directors effective immediately prior to the completion of the spin-off.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description	Method of Filing

12	Computation of Ratios of Earnings to Fixed Charges	Filed with this document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

(b)	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.

Date: September 19, 2003	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr.
	Title:	Chairman, President and Chief Executive Officer

Date: September 19, 2003	By:	/s/ JOANN A. REED
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

Number	Description

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002