Form 10-Q
period 2003-09-27
MEDCO HEALTH SOLUTIONS INC
filed 2003-11-10
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 6, 2003, the registrant had 270,306,137 shares of common stock, $0.01 par value outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions, except for share data)

	September 27, 2003	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$798.9	$14.4
Short-term investments	72.0	72.5
Accounts receivable, net	1,385.9	1,562.2
Due from Merck, net	—	231.8
Inventories, net	1,113.7	1,062.7
Prepaid expenses and other current assets	76.7	69.7
Deferred tax assets	220.1	213.1

Total current assets	3,667.3	3,226.4
Property and equipment, net	783.5	842.9
Goodwill, net	3,310.2	3,310.2
Intangible assets, net	2,344.1	2,414.8
Other noncurrent assets	127.3	128.2

Total assets	$10,232.4	$9,922.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,101.6	$1,718.3
Accrued expenses and other current liabilities	441.6	336.6
Short-term debt	100.0	—
Current portion of long-term debt	33.7	—

Total current liabilities	2,676.9	2,054.9
Noncurrent liabilities:
Long-term debt, net of current portion	1,362.3	—
Deferred tax liabilities	1,192.9	1,197.7
Other noncurrent liabilities	52.8	34.3

Total liabilities	5,284.9	3,286.9

Commitments and contingencies (See Note 7)

Stockholders’ equity:
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued and outstanding: 270,046,168 shares in 2003 and 270,000,000 shares in 2002	2.7	2.7
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Accumulated other comprehensive income	—	0.1
Additional paid-in capital Unearned compensation Retained earnings (for the period subsequent to May 25, 2002)	4,900.1 (8.3 53.0)	6,386.9 — 245.9

Total stockholders’ equity	4,947.5	6,635.6

Total liabilities and stockholders’ equity	$10,232.4	$9,922.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Product net revenues (includes retail co-payments of $1,686 and $1,534 in the third quarters of 2003 and 2002, and $5,030 and $4,814 in the nine months of 2003 and 2002)	$8,447.9	$7,937.3	$25,003.6	$24,132.3
Service revenues	76.1	102.0	259.0	286.5

Total net revenues	8,524.0	8,039.3	25,262.6	24,418.8
Cost of operations:
Cost of product net revenues (includes retail co-payments of $1,686 and $1,534 in the third quarters of 2003 and 2002, and $5,030 and $4,814 in the nine months of 2003 and 2002)	8,087.5	7,650.7	24,012.6	23,351.2
Cost of service revenues	47.7	45.5	140.9	127.6

Total cost of revenues (see Note 8 for a description of transactions with Merck)	8,135.2	7,696.2	24,153.5	23,478.8
Selling, general and administrative expenses	184.8	166.9	515.5	430.7
Amortization of intangibles	23.6	21.2	70.7	63.7
Interest and other (income) expense, net	8.7	—	(3.4)	8.4

Total cost of operations	8,352.3	7,884.3	24,736.3	23,981.6

Income before provision for income taxes	171.7	155.0	526.3	437.2
Provision for income taxes	71.4	64.8	218.8	182.8

Net income	$100.3	$90.2	$307.5	$254.4

Basic earnings per share:
Weighted average shares outstanding	270.0	270.0	270.0	270.0

Earnings per share	$0.37	$0.33	$1.14	$0.94

Diluted earnings per share:
Weighted average shares outstanding	270.2	270.0	270.1	270.0

Earnings per share	$0.37	$0.33	$1.14	$0.94

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In millions, except for share data)

	Total Stockholders’ Equity	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings*
Balances at December 28, 2002	$6,635.6	$2.7	$0.1	$6,386.9	—	$245.9

Net income	307.5	—	—	—	—	307.5
Unrealized loss on investments	(0.1)	—	(0.1)	—	—	—

Total comprehensive income	307.4	—	(0.1)	—	—	307.5

Changes in stockholders’ equity related to employee stock plans	4.5			12.8	(8.3)	—
Dividends paid to Merck	(2,000.0)	—	—	(1,499.6)	—	(500.4)

Balances at September 27, 2003	$4,947.5	$2.7	$0.0	$4,900.1	$(8.3)	$53.0

*	For the period subsequent to May 25, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Cash flows from operating activities:
Net income	$307.5	$254.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	139.1	116.9
Amortization of intangibles	70.7	63.7
Deferred income taxes	(11.8)	(22.3)
Other	24.4	1.8
Net changes in assets and liabilities:
Accounts receivable	175.4	(348.7)
Inventories	(51.1)	221.5
Other noncurrent assets	18.4	(0.7)
Current liabilities	493.9	282.6
Other noncurrent liabilities	18.5	15.9
Other	(2.3)	(9.9)

Net cash provided by operating activities	1,182.7	575.2

Cash flows from investing activities:
Capital expenditures	(99.7)	(185.6)
Purchases of securities and other investments	(128.3)	(80.5)
Proceeds from sale of securities and other investments	121.1	73.2

Net cash used by investing activities	(106.9)	(192.9)

Cash flows from financing activities:
Net proceeds from long-term debt	1,396.0	—
Net proceeds under accounts receivable facility	100.0	—
Debt issuance costs	(19.1)	—
Dividends paid to Merck	(2,000.0)	—
Intercompany transfer from (to) Merck, net	231.8	(381.3)

Net cash used by financing activities	(291.3)	(381.3)

Net increase in cash and cash equivalents	784.5	1.0
Cash and cash equivalents at beginning of period	14.4	16.3

Cash and cash equivalents at end of period	$798.9	$17.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BACKGROUND AND BASIS OF PRESENTATION

Medco Health Solutions, Inc. (“Medco Health” or the “Company”) provides pharmacy benefit management (“PBM”) services and programs for its clients and the members of their pharmacy benefit plans, as well as for the physicians and pharmacies the members use. The Company’s programs and services help its clients moderate the cost and enhance the quality of the prescription drug benefits they offer to their members. The Company accomplishes this primarily by negotiating competitive rebates and discounts from pharmaceutical manufacturers, obtaining competitive discounts from retail pharmacies and administering prescriptions filled through its national networks of retail pharmacies or its own home delivery pharmacies.

The Company was previously a wholly owned subsidiary of Merck & Co., Inc. (“Merck”). On August 5, 2003, Merck announced that it had declared a special dividend of all the outstanding shares of common stock of Medco Health. The declaration and payment of the special dividend was contingent upon Medco Health’s registration statements on Form 10 and Form S-1 being declared effective by the U.S. Securities and Exchange Commission (the “Commission”) and Medco Health’s payment to Merck of cash dividends in an aggregate amount of $2.0 billion. On August 7, 2003, the Commission declared the Form 10 effective. The Commission also declared effective Medco Health’s registration statement on Form S-1 relating to Medco Health’s $500 million senior notes offering. Merck received a ruling from the Internal Revenue Service concluding that the distribution by Merck of Medco Health stock to its U.S. stockholders was tax-free for federal income tax purposes. On August 19, 2003, Merck stockholders of record as of August 12, 2003 received 0.1206 shares of Medco Health common stock for every one share of Merck common stock held (the “distribution”).

In conjunction with the distribution, on August 8, 2003, the Company received $564.7 million in settlement of the recorded amount of the net intercompany receivable due from Merck arising from intercompany transactions from December 31, 2001 to July 31, 2003. On August 12, 2003, Medco Health completed an underwritten public offering of $500 million aggregate principal amount of ten-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25 percent per annum and mature on August 15, 2013. In addition, Medco Health borrowed $900 million in term loans under a $1,150 million senior secured credit facility and has drawn down $100 million under a $500 million accounts receivable financing facility. The proceeds from these borrowings, the senior notes offering and the amount received through the settlement of the net intercompany receivable from Merck were used to pay the $2.0 billion in cash dividends to Merck.

The Company began recording retained earnings for the period subsequent to May 25, 2002 when it converted from a limited liability company to a corporation. Of the $2.0 billion in cash dividends paid to Merck, $500.4 million, representing the accumulated retained earnings from May 25, 2002 through August 19, 2003, was applied to retained earnings and the balance of $1,499.6 million was applied to additional paid-in capital.

In connection with the distribution, Merck and the Company entered into a series of agreements, such as a master separation and distribution agreement, an indemnification and insurance matters agreement, an amended and restated managed care agreement, a tax responsibility allocation agreement and other related agreements, which govern the ongoing relationship between the two companies.

The consolidated financial statements reflect the historical results of operations and cash flows of the Company and include the goodwill and intangible assets pushed down to the Company’s balance sheet arising from Merck’s acquisition of the Company on November 18, 1993. For the majority of the period from November 18, 1993 through August 19, 2003 during which the Company was a wholly owned subsidiary of Merck, Merck provided the Company with various services, including finance, legal, public affairs, executive oversight, human resources, procurement and other services. The historical financial statements include expense allocations related to these services, which diminished as the Company prepared for its separation from Merck. The Company considers these allocations to be reasonable reflections of the utilization of services provided, and has assumed full responsibility for these services and the related expenses. See Note 8 for additional information on the relationship with Merck. The financial information included herein is not indicative of the consolidated financial position, operating results, changes in equity and cash flows of the Company for any future period, or what they would have been had the Company operated as a separate company prior to August 19, 2003.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The December 28, 2002 financial information has been extracted from the audited consolidated financial statements included in the Company’s registration statement on Form 10 dated August 7, 2003 (the “Form 10”), which was filed in conjunction with the Company’s spin-off from Merck. In the Company’s opinion, these unaudited interim condensed consolidated financial statements include adjustments of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 28, 2002 included in the Company’s Form 10.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Periods—The Company’s fiscal years end on the last Saturday in December and its fiscal quarters end on the last Saturday in March, June, September and December. Fiscal years 2002 and 2003 each consist of 52 weeks. Unless otherwise stated, references in the financial statements to years and quarters relate to the fiscal periods.

Net Revenues—Product net revenues consist principally of sales of prescription drugs to members, either through the Company’s home delivery pharmacies or through the Company’s network of contractually affiliated retail pharmacies, and are recognized when those prescriptions are dispensed. The Company evaluates client contracts using the indicators of Emerging Issues Task Force No. 99-19 (“EITF 99-19”) “Reporting Gross Revenue as a Principal vs. Net as an Agent” to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. Where the Company acts as a principal, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (co-payment) as well as the Company’s administrative fees (“Gross Reporting”). This is because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and most economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, and (e) has credit risk for the price due from the client. Where the Company adjudicates prescriptions at pharmacies that are under contract directly with the client and there are no financial risks to the Company, such revenue is recorded at the amount of the administrative fee earned by the Company for processing the claim (“Net Reporting”). Rebates, guarantees, and risk-sharing payments paid to clients and other discounts are deducted from revenue as they are earned by the client. Rebates are generally paid to clients subsequent to collections from pharmaceutical manufacturers. Other contractual payments made to clients are generally made upon initiation of contracts as implementation allowances, which may, for example, be designated by clients as funding for their costs to transition their plans to the Company or as compensation for certain data or licensing rights granted by the client to the Company. The Company considers these payments to be an integral part of the Company’s pricing of a contract and believes that they represent only a variability in the timing of cash flow that does not change the underlying economics of the contract. Accordingly, these payments are capitalized and amortized as a reduction of revenue, generally on a straight-line basis, over the life of the contract where the payments are refundable upon cancellation of the contract or relate to non-cancelable contracts. Amounts capitalized are assessed periodically for recoverability based on the profitability of the contract. For the nine months of 2003 and 2002, the Company had one client which represented 18% and 16% of net revenues, respectively.

Service revenues consist principally of sales of prescription services and data to pharmaceutical manufacturers and other parties, and administrative fees earned from clients and other non-product related revenues. Client administrative fees are earned for services that are comprised of claims processing, eligibility management, benefits management, pharmacy network management and other related customer services. Service revenues are recorded by the Company when performance occurs and collectibility is assured by the Company.

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

Cost of Revenues—Cost of product net revenues includes the cost of inventory dispensed from the home delivery pharmacies, costs incurred in the home delivery front-end prescription order processing pharmacies and back-end prescription dispensing pharmacies, along with associated depreciation. Cost of product net revenues also includes ingredient costs of drugs dispensed and professional fees paid to retail network pharmacies. In addition, cost of product net revenues includes the operating costs of the Company’s call center pharmacies, which primarily respond to member and retail pharmacy inquiries regarding member prescriptions as well as physicians calls. Cost of product net revenues also includes an offsetting credit for rebates earned from pharmaceutical manufacturers whose drugs are included on the Company’s preferred drug lists, which are also known as formularies. These rebates generally take the form of formulary rebates which are earned based on the volume of a specific drug dispensed under formularies, or market share rebates which are based on the achievement of contractually specified market share levels for a specific drug. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying estimated rebatable prescription drugs dispensed through home delivery and the Company’s retail network by the contractually agreed manufacturer rebate amount. Rebates receivable estimates are revised to actual, with the difference recorded to cost of revenues, upon billing to the manufacturer, generally 30 to 90 days subsequent to the end of the applicable quarter. These billings are not issued until the necessary specific eligible claims and market share data is received and thoroughly analyzed. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized and recorded to actual amounts billed has not been material to the Company’s results of operations. Cost of service revenues consists principally of labor and operating costs for delivery of services provided, including member communication materials.

Income Taxes—The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Prior to May 21, 2002, the Company was structured as a single member limited liability company with Merck as the sole member. Effective May 21, 2002, the Company converted from a limited liability company wholly owned by Merck to a corporation wholly owned by Merck. Through August 19, 2003, Merck was taxed on the Company’s income as part of Merck’s consolidated tax return, with the Company’s liability for federal income taxes through July 31, 2003 being reflected in “Due from Merck, net”. In states where Merck files a unitary or combined tax return, the liability for state income taxes was reflected in “Due from Merck, net”. In states where Merck does not file a unitary or combined tax return, the Company provided for a state tax liability, which is reflected in accrued expenses and other current liabilities. Subsequent to the distribution, the Company has been taxed separately with the associated liability reflected in accrued expenses and other current liabilities, and will prepare its own federal and state income tax returns.

The effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 41.6% in both the third quarter and nine months of 2003, and 41.8% for both the third quarter and the nine months of 2002.

Stock-Based Compensation—Prior to the separation from Merck, the Company’s employees had participated in Merck stock option plans under which employees were granted options to purchase shares of Merck common stock at the fair market value at the time of the grant. These options generally were exercisable in 3 to 5 years and expired within 5 to 15 years from the date of grant.

Certain Merck stock options granted in 2002 converted to Medco Health options upon the distribution (the “Converted Options”), and may have a dilutive effect on the Company’s fully diluted earnings per share going forward. The rate of conversion was determined based on a formula which preserved the economic position of the option holder immediately before and after the distribution. Subsequent to the distribution in August 2003, the Company granted Medco Health options to employees to purchase shares of Medco Health common stock at the fair market value at the time of grant. This grant primarily represented an option grant, contingent upon the distribution, communicated to employees in February 2003 (the “Communicated Grant”), as well as other option grants to key employees.

The Company accounts for employee options to purchase stock, and for employee participation in the Medco Health Solutions, Inc. 2001 Employee Stock Purchase Plan (“2001 ESPP”), under the intrinsic value method of expense recognition contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option at the date of grant. Employee stock options are granted to purchase shares of stock at the fair market value at the time of grant. Accordingly, no compensation expense is recognized in the Company’s condensed consolidated statements of income for the Merck options, Medco Health options and the 2001 ESPP.

If the fair value method of accounting for the Merck options, Medco Health options, and the 2001 ESPP had been applied, net income in the periods during 2003 and 2002 would have been reduced. The fair value method requires recognition of compensation cost ratably over the vesting period. The pro forma effect on net income and earnings per share if the Company had applied the fair value method for recognizing employee stock-based compensation to the Merck options, Medco Health options, and the 2001 ESPP is as follows ($ in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income, as reported(1)	$100.3	$90.2	$307.5	$254.4
Medco Health stock-based compensation expense, net of tax (2)	(11.9)	—	(20.3)	—

Pro forma net income including Medco Health stock-based compensation expense	88.4	90.2	287.2	254.4
Merck stock-based compensation expense, net of tax (3)	(75.7)	(19.2)	(98.3)	(57.1)

Pro forma net income including all stock-based compensation expense	$12.7	$71.0	$188.9	$197.3

Basic earnings per common share:
As reported	$0.37	$0.33	$1.14	$0.94
Pro forma	$0.05	$0.26	$0.70	$0.73
Diluted earnings per common share:
As reported	$0.37	$0.33	$1.14	$0.94
Pro forma	$0.05	$0.26	$0.70	$0.73

Notes

(1)	Subsequent to the distribution in August 2003, the Company granted 474,300 restricted stock units to key employees and directors. The restricted stock units generally vest over 2 or 3 years. The Company recorded unearned compensation within stockholders’ equity at an amount equivalent to the market value at the date of grant, and is amortizing the earned portion to compensation expense over the vesting period. Net income, as reported, includes stock-based compensation expense for the quarter and nine months ended September 27, 2003 of $2.6 million ($4.5 million pre-tax), related to the restricted stock units. At September 27, 2003, the net unearned compensation recorded within stockholders’ equity was $8.3 million.

(2)	For the quarter ended September 27, 2003, the Medco Health pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $2.3 million for the Communicated Grant and $1.0 million for other option grants to key employees, both made in August 2003, as well as $8.6 million for the Converted Options. Prior to the distribution, the Converted Options were valued with option assumptions applicable to Merck and upon distribution were re-valued using the SFAS 123 fair value method assumptions applicable to Medco Health. The resulting increase in the fair values of the Converted Options is recognized ratably over the remaining vesting period of the option grant.

(3)	The Company is reflecting the Merck stock-based compensation for its employees in the pro forma net income for the periods the Company was owned by Merck. Upon separation from Merck, the Company’s employees had no remaining service requirements to Merck and the Merck stock options became fully vested upon the distribution in August 2003. As a result, for the quarter ended September 27, 2003, the pro forma Merck stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, reflects the accelerated vesting of the Merck options. There will be no future impact to Medco Health’s pro forma earnings.

For the quarter ended September 27, 2003, the Medco Health stock-based compensation expense, determined using the fair value method for stock-based awards, totaled $11.9 million, net of tax, and reflects a partial quarter for the August 2003 grants. For future quarters based on the current option grants, the Medco Health pro forma compensation expense, determined using the fair value method for stock-based awards, net of tax, is estimated to be approximately $19 million.

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and weighted average assumptions specific to the underlying option. The historical Merck assumptions relate to Merck stock and are therefore based on Merck’s valuation assumptions. The Medco Health volatility assumption is consistent with the PBM industry. The assumptions utilized for option grants during the periods presented are as follows:

	Quarters Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Merck Stock Options Black-Scholes assumptions (weighted average):
Dividend yield	N/A	2.9%	2.6%	2.3%
Risk-free interest rate	N/A	3.0%	2.4%	4.3%
Volatility	N/A	31.4%	31.0%	31.1%
Expected life (years)	N/A	4.6	5.1	5.3
Medco Health Stock Options Black-Scholes assumptions (weighted average):
Dividend yield	0%	N/A	0%	N/A
Risk-free interest rate	3.0%	N/A	3.0%	N/A
Volatility	45.0%	N/A	45.0%	N/A
Expected life (years)	4.7	N/A	4.7	N/A

The 2001 ESPP was terminated on June 27, 2003 to allow for the implementation of the new Medco Health Solutions, Inc. 2003 Employee Stock Purchase Plan (“2003 ESPP”). The terms of the 2003 ESPP are substantially the same as the 2001 ESPP, with 750,000 shares of the Company’s common stock available for issuance under the 2003 ESPP. The first three-month purchase period began as of October 1, 2003 and will end on December 26, 2003. The 2003 ESPP will terminate at the close of business on the last day of the fiscal quarter in December 2004 or when the maximum number of shares has been purchased, whichever is earlier, or at the discretion of our board of directors, which is consistent with the termination provisions of the 2001 ESPP.

Earnings Per Share—Basic Earnings per Share (“EPS”) are computed by dividing net income by the number of shares of common stock issued and outstanding during the reporting period. Diluted EPS are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. From February 26, 2002 to June 28, 2003, Merck granted under its employee stock options plans, options that converted into 11.2 million Medco Health options on August 19, 2003. The rate of conversion was determined based on a formula which preserved the economic position of the option holder immediately before and after the distribution. For purposes of calculating diluted EPS, these options were assumed to have converted to Medco Health options on their original date of grant. Subsequent to the distribution in August 2003, the Company granted options of 11.3 million shares at the fair market value, which primarily represented an option grant, contingent upon the distribution, communicated to employees in February 2003 as well as other option grants to key employees. These options may have a dilutive effect on future EPS if the exercise price of the options is less than the market price during a future reporting period. Options granted by Merck to Medco Health employees prior to February 26, 2002 remain options to purchase Merck stock and became fully vested upon the distribution. These Merck options have no impact on Medco Health share dilution. For the quarter and nine months ended September 27, 2003, there were outstanding options to purchase 20.6 million and 20.5 million shares of Medco Health stock, respectively, where the exercise price of the options exceeded the average stock price. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

The following is a reconciliation of the number of weighted average shares used in the basic and diluted earnings per share calculation for all periods (amounts in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Weighted average shares outstanding	270.0	270.0	270.0	270.0
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	0.2	—	0.1	—

Weighted average shares outstanding assuming dilution	270.2	270.0	270.1	270.0

Recent Accounting Pronouncements—In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires companies to recognize costs, including one-time termination benefit plans, associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted this standard on January 1, 2003 and it did not have a material effect on the results of operations, cash flows or financial position. The Company provides severance under its standard severance practice and records the expense in accordance with the SFAS No. 5, “Accounting for Contingencies” approach under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet at fair value upon issuance of certain guarantees. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. The Company has determined that its client performance guarantees and most of its recent guarantees to Merck under the managed care agreement and the various distribution agreements are outside the scope of FIN 45, as these guarantees relate to the Company’s future performance under contractual agreements. The fair value of the remaining Merck guarantees is not material and as a result, the adoption of FIN 45 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”), which is effective for contracts entered into after June 15, 2003. EITF 00-21 establishes the criteria under which individual components of contractual arrangements with clients could be identified as “separate units of accounting” and accounted for as distinct revenue-generating events under the existing accounting standards governing revenue recognition, including SAB 101. Clients who contract with the Company for pharmaceutical benefits management may also contract with the Company for administrative and other services. These multiple deliverables are generally reflected in a single contract. Each component of the contract has substantially been separately and specifically priced based on its relative market value, and has historically been accounted for as a separate unit of accounting for revenue recognition purposes. Accordingly, the adoption of EITF 00-21 in 2003 did not have a material impact on the results of operations, cash flows or financial position.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46”, which delays the implementation date to financial periods ending after December 31, 2003. The Company does not have any variable interest entities which would require consolidation under FIN 46. Therefore, the Company does not expect the adoption of FIN 46 to have a material impact on the results of operations, cash flows or financial position.

Comprehensive Income—SFAS 130, “Reporting Comprehensive Income” requires unrealized gain/loss on investments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to $100.3 million and $307.4 million for the quarter and nine months ended September 27, 2003, respectively, and $90.2 million and $254.4 million for the quarter and nine months ended September 28, 2002, respectively.

Use of Estimates—The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as accruals for rebates receivable and payable, depreciable/amortizable lives, testing for impairment of long-lived assets, pension and other postretirement benefit plan assumptions, and amounts recorded for contingencies, and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Other—See Note 2 to the audited consolidated financial statements included in the Company’s Form 10 for additional information regarding significant accounting policies.

3.	ACCOUNTS RECEIVABLE

As of September 27, 2003 and December 28, 2002, accounts receivable included unbilled receivables from clients and manufacturers of $1,912.9 million and $1,265.6 million, respectively. Unbilled receivables are billed to clients typically within 14 days based on the contractual billing schedule agreed upon with each client. Thus, at the end of any given reporting period, unbilled receivables will represent up to two weeks of dispensing activity to clients and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Unbilled receivables from manufacturers are billed to manufacturers beginning 30 days from the end of each quarter.

Receivables are presented net of allowance for doubtful accounts of $6.3 million and $6.5 million at September 27, 2003 and December 28, 2002, respectively.

4.	INVENTORIES

Inventories in the Company’s home delivery pharmacies, which consist solely of finished product (primarily prescription drugs), are valued at the lower of first-in, first-out (FIFO) cost or market.

5.	INTANGIBLE ASSETS

Intangible assets, principally comprised of the recorded value of Medco Health’s customer relationships at the time of Merck’s acquisition of the Company in 1993, are as follows ($            in millions):

	September 27, 2003	December 28, 2002
Cost	$3,172.2	$3,172.2
Less accumulated amortization	(828.1)	(757.4)

	$2,344.1	$2,414.8

During 2002, the intangible assets associated with the acquisition of the Company by Merck in 1993 were amortized on a straight-line basis over a weighted average useful life of 38 years. During the first quarter of 2003, the Company performed a re-evaluation of the useful life of the intangible assets taking into account historical turnover experience, including recent and expected future losses of clients that were in the customer base in 1993. As a result of this review, the weighted average useful life was revised to 35 years effective as of December 29, 2002. The change in useful life resulted in an additional $2.4 million and $7.1 million of amortization expense in the third quarter and nine months of 2003, respectively, with the annual intangible amortization expense increasing by approximately $9.4 million compared to 2002. Aggregate intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be $94.4 million.

6.	DEBT

The following debt was incurred in conjunction with the distribution and the proceeds were used to fund a portion of the related $2.0 billion in cash dividends paid to Merck. The Company did not have debt in prior periods.

Senior Notes

On August 12, 2003, Medco Health completed an underwritten public offering of $500 million aggregate principal amount of ten-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25 percent per annum and mature on August 15, 2013.

$1,150 Million Senior Secured Credit Facility

Medco Health borrowed $900 million in term loans under a $1,150 million senior secured credit facility. The facility includes $400 million in Term A loans, $500 million in Term B loans and an undrawn revolving credit facility amounting to $250 million. The Term A loans bear interest at LIBOR plus a 2.00 percent margin and the Term B loans bear interest at LIBOR plus a 2.25 percent margin. The senior secured credit facility is secured by a pledge of the capital stock of the Company’s subsidiaries, other than the Company’s receivable subsidiary discussed below and its subsidiaries that are engaged in insurance-related activities.

Accounts Receivable Financing Facility

The Company established a wholly owned consolidated subsidiary that purchases its pharmaceutical manufacturer accounts receivable on a daily basis. In connection with the distribution, this receivables subsidiary entered into a $500 million 364-day renewable accounts receivable financing facility which is secured by the Company’s pharmaceutical manufacturer accounts receivable. As of September 27, 2003, the Company had $100 million outstanding in short-term debt under the accounts receivable financing facility which was subsequently paid off in October 2003.

The Company did not have debt prior to the third quarter of 2003. The Company’s debt as of September 27, 2003 consists of the following ($ in millions):

September 27, 2003
Short-term debt:
Accounts receivable financing facility	$100.0
Current portion of long-term debt (1)	33.7

Total short-term debt	133.7

Long-term debt:
Term A loans, net of current portion(1)	370.0
Term B loans, net of current portion(1)	496.3
7.25% senior notes due 2013, net of discount	496.0

Total long-term debt	1,362.3

Total debt	$1,496.0

(1)	The current portion of long-term debt includes $30 million associated with the Term A loans and $3.7 million associated with the Term B loans.

The senior secured credit facility and the accounts receivable financing facility contain covenants that are typical for this type of debt, including limitations on capital expenditures, minimum fixed charges and total leverage ratios. In addition, the senior notes contain covenants that are typical for this type of debt including, among others, restrictions on additional indebtedness, dividends, share repurchases, and sales and liens. Medco Health did not meet a specific requirement under the accounts receivable financing facility as of September 27, 2003, which was based on a 90-day historical average calculation. The Company received a waiver from the lending institutions for the third quarter of 2003, and has been fully compliant for each of the months of August, September, and October, and for the 90-day period ended October 25, 2003. The $100 million outstanding in short-term debt under the accounts receivable financing facility was paid off in October 2003.

7.	COMMITMENTS AND CONTINGENCIES

In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA and that the Company has breached fiduciary obligations under ERISA in connection with the Company’s development and implementation of formularies, preferred drug listings and intervention programs. Since the Gruer case was filed, six other cases were filed in the same court asserting similar claims; one of these cases was voluntarily dismissed. The plaintiffs, who are individual plan members and claim to represent the interests of six different pharmaceutical benefit plans for which the Company is the PBM, contend that in accepting and retaining certain rebates, the Company has failed to make adequate disclosure and has acted in the Company’s own best interest and against the interests of the Company’s clients. The plaintiffs also allege that the Company was wrongly used to increase Merck’s market share, claiming that under ERISA the Company’s drug formulary choices and therapeutic interchange programs were “prohibited transactions” that favor Merck’s products. The plaintiffs have demanded that Merck and the Company turn over any unlawfully obtained profits to a trust to be set up for the benefit plans. Although none has done so to date, some of the plaintiffs have indicated that they may amend their complaints against the Company and others to allege violations of the Sherman Act, the Clayton Act and various states’ antitrust laws due to alleged conspiracies to suppress price competition and unlawful combinations allegedly resulting in higher pharmaceutical prices.

In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis to avoid the significant cost and distraction of protracted litigation. Merck, the Company and the plaintiffs in five of these six cases filed a proposed class action settlement with the court. On July 31, 2003, the court granted preliminary approval to the settlement. Under the proposed settlement, Merck and the Company have agreed to pay $42.5 million and the Company has agreed to change or to continue certain specified business practices for a period of five years. The proposed settlement would resolve litigation by pharmaceutical benefit plans against Merck and the Company based on ERISA and similar claims, except with respect to those plans that affirmatively opt out of the settlement. It does not involve the release of any potential antitrust claims. The release of claims under the settlement would cover the period from December 17, 1994 to the date the settlement receives final approval. The financial compensation discussed above is intended to benefit the ERISA plans for which the Company administered a pharmacy benefit at any time during that time period. In September 2003, the Company paid $38.3 million to an escrow account, representing the Company’s portion, or 90%, of the proposed settlement. This payment was charged against accrued expenses and other current liabilities, as the liability was recorded in prior periods. The court has scheduled a hearing to occur on December 11, 2003, for the purpose of determining, among other things, whether the settlement should be finally approved. The settlement becomes final only if and when the court grants final approval and all appeals have been exhausted. One of the initial plaintiffs in the lawsuits is expected to oppose the settlement.

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

In October 2002, the Company filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting the Company’s right to certain cost savings under the Company’s agreement with the West Virginia Public Employees Insurance Agency, or PEIA. In November 2002, the State of West Virginia and PEIA filed suit against Merck and the Company in the same court based on similar allegations as the ERISA cases above, and on alleged representations made during contract negotiations. This action is premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, fraud and breach of contract. The State of West Virginia and PEIA seek civil penalties, compensatory and punitive damages, and injunctive relief. In March 2003, in the declaratory judgment action, PEIA and the State of West Virginia, which was joined as a party, filed a counterclaim and third party complaint against the Company, and a third-party complaint against Merck, which raised the same allegations they asserted in their November 2002 action described above. The Company and Merck have filed a motion to dismiss the November 2002 action filed by the State of West Virginia and PEIA. The Company and Merck have also filed a motion to dismiss the counterclaim and third-party complaint filed by the State of West Virginia and PEIA in the Company’s declaratory judgment action.

In connection with the Company’s spin-off from Merck, the Company entered into an indemnification and insurance matters agreement with Merck. Under that agreement, the Company has agreed to indemnify Merck for substantially all monetary liabilities related to the ERISA cases, the Miles case, and the West Virginia litigation described above.

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

In April 2003, one of the Company’s clients filed an action in the U.S. District Court for the Eastern District of Missouri, alleging, among other things, that the Company breached fiduciary duties under ERISA, violated a New Jersey consumer protection law, improperly induced the client into contracting with the Company, and breached the resulting agreement. The plaintiff seeks compensatory, punitive and treble damages, rescission and restitution of revenues that were allegedly improperly received by the Company. On October 28, 2003, the Judicial Panel on Multidistrict Litigation transferred this action to the Southern District of New York to be consolidated with the ERISA cases pending against the Company in that court.

In July 2003, the Company’s former client, CareFirst Blue Cross Blue Shield, filed a complaint in New Jersey state court, asserting claims for violation of fiduciary duty under state law, breach of contract, negligent misrepresentation, unjust enrichment, violations of certain District of Columbia laws regarding consumer protection and restraint of trade, and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims, and restitution. On August 22, 2003, the Company removed the case to federal court in New Jersey. The plaintiff’s motion to remand the case back to state court is currently pending.

The Company has denied all allegations of wrongdoing and is vigorously defending the claims described above, although the Company has proposed to settle some of these claims as described above and the Company may in the future decide to settle others. These lawsuits seek damages in unspecified amounts, which could be material. In addition, the outcome of each of these lawsuits is uncertain and an adverse determination in any one of them could result in material damages and could materially limit the Company’s business practices. For these reasons, an adverse determination in these lawsuits could have a material adverse effect on the Company’s business, financial condition and operating results.

On June 23, 2003, the U.S. Attorney’s office for the Eastern District of Pennsylvania filed a notice of intervention with respect to two pending qui tam, or whistleblower, complaints filed in February 2000 under the federal False Claims Act and similar state laws in the U.S. District Court for the Eastern District of Pennsylvania. On August 18, 2003, the court granted the District of Columbia’s motion to intervene in the proceedings. On September 29, 2003, the U.S. Attorney’s office filed a complaint alleging violations of the federal False Claims Act and asserting other legal claims. The complaint alleges, among other things, that Medco Health canceled and later re-entered prescriptions in order to avoid violating contractual guarantees regarding prescription dispensing turnaround times in its home delivery pharmacies, dispensed fewer pills than reported to the patient and charged clients based on the reported number of units dispensed, favored the products of certain manufacturers, including Merck, over less expensive products, and engaged in improper pharmacy practices. The Company intends to conduct a vigorous defense to this action.

Since 1998, the Civil Division of the U.S. Attorney’s office for the Eastern District of Pennsylvania has been examining certain activities of the PBM industry in l6ight of anti-kickback and other laws and regulations. To date, no specific prosecutions or settlements have been made public, but in July 1999, the Company received a subpoena seeking documents and information related to various aspects of the Company’s business in connection with an industry-wide investigation. Specifically, the focus of this investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies as well as PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs and payments made by PBMs to retail pharmacies or others. The U.S. Attorney’s office has also contacted some of the pharmaceutical manufacturers with which the Company has agreements, and has asked these manufacturers to provide copies of documents relating to their agreements with the Company.

On April 16, 2003, the Company received a letter from the Office of the Maine Attorney General seeking information concerning the Company’s PBM practices. This letter was written on behalf of Maine and 21 other states, and the Company has been advised that it is in connection with a review of the pharmaceutical industry and PBM practices. The Company understands that one additional state has joined the group of states conducting such review. In addition, in June 2001, the State Attorney General’s Office of Tennessee requested information similar to that requested by the U.S. Attorney’s office for the Eastern District of Pennsylvania.

On August 14, 2003, the Company and three of its subsidiaries received an investigative subpoena from the Office of the Florida Attorney General Medicaid Fraud Control Unit. The Company has complied with the subpoena. The subpoena, which provided a list of Florida HMOs, requested copies of contracts between the Company and any of the listed HMOs, and claims data relating to the Company’s dispensing of prescription drugs and related services to Medicaid patients through the Company’s home delivery pharmacies.

The Company has complied with the U.S. Attorney’s subpoena and the Tennessee Attorney General’s request to explain the nature of the Company’s business and the contributions the Company makes to improve the quality and affordability of health care. The Company is cooperating with Maine and the other states to provide them with more information about the Company’s business practices, including responding to requests from certain states for information specific to those states. The Company believes that the Company’s programs comply with anti-kickback laws and other applicable laws and regulations. Nevertheless, the outcome of proceedings, requests for information or other actions pursuant to the investigation of the U.S. Attorney’s office for the Eastern District of Pennsylvania, the qui tam complaints, the government’s complaint, the states’ request for information, the Florida investigative subpoena, or other similar actions is uncertain. The qui tam and government lawsuits are at a very early stage, and the Company is unable to predict whether additional claims and actions (including actions seeking injunctive relief) will be asserted or the total relief (including damages and, possibly, fines) that will be sought. An adverse outcome or result in any of these proceedings could result in material fines and damages, material changes to the Company’s business practices, loss of (or litigation with) clients and other penalties and could have a material adverse effect on the Company’s business, financial condition and operating results.

There remain approximately five lawsuits on behalf of fewer than ten plaintiffs, to which the Company is a party, filed by retail pharmacies against pharmaceutical manufacturers, wholesalers and other major PBMs, challenging manufacturer discounting and rebating practices under various state and federal antitrust laws, including the Robinson-Patman Act. These suits, which were a part of a consolidated Multidistrict Litigation, captioned In re Brand Name Prescription Drug Antitrust Litigation, allege that the Company knowingly accepted rebates and discounts on purchases of brand name prescription drugs in violation of the federal Robinson-Patman Act. These suits seek damages and to enjoin the Company from future violations of the Robinson-Patman Act. The Company may settle these cases, but it intends to defend vigorously any cases it is unable to settle on favorable terms. In connection with the Company’s spin-off from Merck, Merck has agreed to indemnify the Company for substantially all monetary liabilities related to these lawsuits. However, any adverse judgment or injunction could significantly limit the Company’s ability to obtain discounts and rebates.

On August 15, 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al., was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck and the Company. The plaintiffs, who seek to represent a national class of retail pharmacies that have contracted with the Company, allege that the Company has conspired with, acted as the common  agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The Company intends to vigorously defend these claims. Under the Company’s indemnification and insurance matters agreement with Merck, the Company has agreed to indemnify Merck for substantially all monetary liabilities related to this lawsuit.

In May 2002, a lawsuit captioned Kessler v. Merck-Medco Managed Care, L.L.C. was filed in the Superior Court of New Jersey. The plaintiff purports to represent a member class claiming that the Company improperly classified Tamoxifen as a brand name drug, resulting in a higher co-payment for members. The complaint alleges that the Company’s classification of Tamoxifen as a brand name drug violates the New Jersey Consumer Fraud Act, and through higher co-payments and prices, the Company has been unjustly enriched. The plaintiff demands that the Company pay treble damages and turn over any unlawfully obtained profits to a trust. The plaintiff also seeks a permanent injunction and punitive damages. In December 2002, a putative class action lawsuit containing substantially similar allegations to the Kessler case, captioned Smith v. Medco Health Solutions, Inc., was filed in the Superior Court of New Jersey. In June 2003, a putative class action lawsuit containing substantially similar allegations, captioned Del Greco v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Southern District of New York. The plaintiff in this action, however, asserts that the Company’s alleged misclassification of Tamoxifen improperly denied plan benefits and breached an alleged fiduciary duty under ERISA. The plaintiff demands that the Company pay damages, disgorgement and/or restitution, and seeks injunctive relief. The Company intends to vigorously defend these claims. In August 2003, the Company moved to dismiss the Del Greco action. In October 2003, the Company filed a motion for summary judgment in the Kessler and Smith actions. The courts have not yet ruled on the motions. The amount of damages sought in these cases is not specified and could be material.

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

On July 31, 2003, a shareholders derivative complaint was filed in federal court in the District of New Jersey against Merck and the Company, certain of the Company’s officers and directors, and Arthur Andersen LLP. The lawsuit is based on allegations relating to the Company’s revenue recognition practices for retail co-payments and further alleges that certain individual defendants breached their fiduciary duty by failing to prevent such practices from occurring and also failing to prevent the conduct at issue in the Gruer complaint and related actions, the antitrust claims pending in the Northern District of Illinois, and the qui tam actions in which the U.S. Attorney’s office for the Eastern District of Pennsylvania has intervened, each of which is described above. The complaint seeks monetary damages from Merck and the Company in an unspecified amount as well as injunctive and other relief. The Company intends to vigorously defend these claims.

In September 2003, the Company was served with a complaint in a lawsuit entitled American Medical Security Holdings, Inc. v. Medco Health Solutions, Inc. The lawsuit, which was brought by a former client in federal court in Wisconsin, alleges that the Company breached its contract with respect to certain terms relating to discounted pricing and prescription dispensing fees. The complaint seeks monetary damages. The Company intends to vigorously defend these claims.

On October 1, 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al., was filed in the U.S. District Court for the Northern District of Alabama against Merck and the Company. The plaintiffs, who seek to represent a national class of independent retail pharmacies that have contracted with the Company, allege that the Company has engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed. The plaintiffs allege that, through such concerted action, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The Company intends to vigorously defend these claims. Under the Company’s indemnification and insurance matters agreement with Merck, the Company has agreed to indemnify Merck for substantially all monetary liabilities related to this lawsuit.

In addition, the Company is involved in various claims and legal proceedings of a nature considered normal to the Company’s business, principally employment and commercial matters. While the range of loss for the unresolved matters above is not subject to reasonable estimation and it is not feasible to predict or determine the final outcome of all of the above proceedings, management does not believe that they would result in a material adverse effect on the Company’s financial position or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by the ultimate resolutions of these matters, or changes in the Company’s assumptions or its strategies related to these proceedings. The Company believes that most of the claims made in these legal proceedings and government investigations would not likely be covered by insurance.

8.	RELATIONSHIP WITH MERCK

The Company was a wholly owned subsidiary of Merck from November 18, 1993 through August 19, 2003 and entered into intercompany transactions with Merck for, among other things, the daily transfer of cash collections, cash borrowings to be used in operations as necessary, home delivery inventory transactions, sales of PBM and other services, recording of rebates, taxes paid by Merck on the Company’s income and allocations of corporate charges. The amounts due from/to Merck arising from these transactions occurring subsequent to December 31, 2001 were recorded within “Due from Merck, net.” For the majority of the period during which the Company was owned by Merck, Merck provided the Company with various services, including finance, legal, public affairs, executive oversight, human resources, procurement and other services. The historical financial statements include expense allocations related to these services, which diminished as the Company prepared for its separation from Merck. These expense allocations amounted to $0.4 million in 2003, all of which was recorded in the first quarter, and $6.9 million and $20.6 million for the third quarter and nine months of 2002, respectively. The Company considers these allocations to be reasonable reflections of the utilization of services provided, and has assumed full responsibility for these services and the related expenses.

On August 8, 2003, the Company received $564.7 million in settlement of the recorded amount of the net intercompany receivable due from Merck arising from intercompany transactions from December 31, 2001 to July 31, 2003. The Company completed its spin-off from Merck on August 19, 2003. As a result, the Company no longer has intercompany transactions with Merck and treats its transactions for items such as home delivery inventory, sales of PBM and other services, and rebates receivable as third party transactions.

Prescription drugs purchased from Merck that are dispensed by the Company’s home delivery pharmacies are included in cost of product net revenues, or in inventory if not yet dispensed. Purchases of home delivery inventory from Merck totaled $223.0 million for the quarter through the distribution date of August 19, 2003 and $930.4 million year-to-date through August 19, 2003. The purchases for the full third quarter and full nine months of 2002 amounted to $332.1 million and $1,074.2 million, respectively. This inventory from Merck was recorded at a price that management believes approximated the price an unrelated third party would pay. During these periods, purchases from Merck as a percentage of the Company’s total cost of revenues remained consistently in the 4% to 5% range.

The Company records rebates from Merck in cost of revenues based upon the volume of Merck prescription drugs dispensed by its home delivery pharmacies and through its retail pharmacy network. The gross earned rebates from Merck totaled $74.2 million for the quarter through August 19, 2003 and $301.1 million year-to-date through August 19, 2003. These gross rebates for the full third quarter and full nine months of 2002 amounted to $103.9 million and $339.9 million, respectively.

The Company’s revenues from sales to Merck for PBM and other services amounted to $18.7 million and $78.0 million for the third quarter through August 19, 2003 and year-to-date through August 19, 2003, respectively. The revenues recorded in the full third quarter and full nine months of 2002 amounted to $25.3 million and $82.7 million, respectively.

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

This Quarterly Report on Form 10-Q contains” forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties which may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time by us or on our behalf, whether as a result of new information, future events, or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	competition in the PBM industry and in the health care industry generally;

•	pressure on rebates from pharmaceutical manufacturers and margins in the PBM industry;

•	the impact on our business and competitive position of our managed care agreement with Merck;

•	our ability to obtain new clients and the possible termination of, or unfavorable modification to, contracts with key clients;

•	possible contractual or regulatory changes affecting pricing, rebates, discounts or other practices of pharmaceutical manufacturers;

•	risks associated with our indebtedness and debt service obligations;

•	risks associated with our ability to continue to develop innovative programs and services;

•	governmental investigations and governmental and qui tam actions filed against us;

•	liability and other claims asserted against us;

•	risks related to bioterrorism and mail tampering;

•	risks related to rapid changes in technology and our ability to protect our technology and enforce our intellectual property and contract rights;

•	developments in the health care industry, including the impact of increases in health care costs, changes in drug utilization and cost patterns and the introduction of new drugs;

•	new or existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	the possibility of a material non-cash charge to income if our recorded goodwill is impaired;

•	legislative proposals that impact our industry or the way we do business; and general economic and business conditions.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our registration statements on Form 10 (SEC File No. 1-31312) and Form S-1 (SEC File No. 333-86404) filed with the Securities and Exchange Commission (the “Commission”).

Overview

We are the nation’s largest pharmacy benefit manager, or PBM, based on our year-to-date September 2003 net revenues of $25 billion. We provide sophisticated programs and services for our clients and the members of their pharmacy benefit plans, as well as for the physicians and pharmacies the members use. Our programs and services help our clients moderate the cost and enhance the quality of the prescription drug benefits they offer to their members. We accomplish this primarily by negotiating competitive rebates and discounts from pharmaceutical manufacturers, obtaining competitive discounts from retail pharmacies and administering prescriptions filled through our national networks of retail pharmacies or our own home delivery pharmacies.

On August 5, 2003, Merck announced that it had declared a special dividend of all the outstanding shares of common stock of Medco Health. The declaration and payment of the special dividend was contingent upon Medco Health’s registration statements on Form 10 and Form S-1 being declared effective by the Commission and Medco Health’s payment to Merck of cash dividends in an aggregate amount of $2.0 billion. On August 7, 2003, the Commission declared the Form 10 effective. The Commission also declared effective Medco Health’s registration statement on Form S-1 relating to Medco Health’s $500 million senior notes offering. Merck received a ruling from the Internal Revenue Service concluding that the distribution by Merck of Medco Health stock to its U.S. stockholders was tax-free for federal income tax purposes. On August 19, 2003, Merck stockholders of record as of August 12, 2003 received 0.1206 shares of Medco Health common stock for every one share of Merck common stock held.

Results of Operations for the Quarters and Nine Months Ended September 27, 2003 and September 28, 2002

Net Revenues

Total net revenues for the third quarter of 2003 of $8,524 million exceeded the third quarter of 2002 by $485 million, or 6.0%, as a result of the growth in product net revenues of $511 million. Product net revenues for the third quarter of 2003 are comprised of $5,619 million in retail net revenues and $2,829 million in home delivery net revenues representing an increase of $332 million in retail and an increase of $179 million in home delivery from the third quarter of 2002. Total net revenues for the nine months of 2003 of $25,263 million exceeded the nine months of 2002 by $844 million, or 3.5%, as a result of the growth in product net revenues of $871 million. Product net revenues for the nine months of 2003 are comprised of $16,687 million in retail net revenues and $8,317 million in home delivery net revenues representing an increase of $288 million in retail and an increase of $583 million in home delivery from the third quarter of 2002. Retail net revenues include co-payments of $1,686 million and $5,030 million for the third quarter and nine months of 2003, and $1,534 million and $4,814 million for the third quarter and nine months of 2002.

The $332 million increase in retail net revenues for the third quarter of 2003 and the $288 million increase for the nine months of 2003 were attributable to net price increases of $335 million and $930 million, respectively, partially offset by volume decreases of $3 million and $642 million, respectively. The net price increases are comprised of increases of $441 million and $1,288 million for the third quarter and the nine months of 2003, respectively, primarily due to inflation resulting from higher prices charged by pharmaceutical manufacturers as well as greater representation of new and higher cost drugs in the brand prescription base. These increases were partially offset by steeper price discounts, higher rebates offered to clients, and greater representation in the overall product mix of generic drugs totaling $106 million and $358 million for the third quarter and nine months of 2003, respectively. Retail volume was substantially consistent in the third quarter of 2003 and 2002 and decreased 3.9% for the nine months of 2003 compared with 2002, as discussed below.

The $179 million and $583 million increases in home delivery net revenues for the third quarter and nine months of 2003, respectively, were attributable to net price increases of $287 million and $895 million, respectively, partially offset by volume decreases of $108 million and $312 million, respectively. The home delivery net price increases for the third quarter and nine months of 2003 were principally due to inflation resulting from higher prices charged by pharmaceutical manufacturers, greater representation of new and higher cost drugs in the brand prescription base and closure on terminated client guarantees. These were partially offset by overall product mix of generic drugs and higher client service guarantees. Home delivery volume decreased 4.0% and 3.9% in the third quarter and in the nine months of 2003, respectively, as discussed below.

Generic drug usage increased to 43.7% of total prescriptions dispensed in the third quarter of 2003 from 41.3% in the third quarter of 2002 and to 43.6% in the nine months of 2003 from 40.0% in the nine months of 2002. The lower total prescription volumes for the third quarter and nine months of 2003 were due to 6.5% and 8.6% declines, respectively, from client terminations, partially offset by 5.9% and 4.7% increases, respectively, from higher prescription drug utilization and volumes from new clients. Retail prescription volume was consistent at 110 million prescriptions in the third quarter of 2003 and 2002. Retail prescription volume decreased to approximately 336 million prescriptions for the nine months of 2003 from approximately 350 million prescriptions for the nine months of 2002 primarily as a result of the termination of a client with a high retail prescription mix in July 2002. Home delivery prescription volume decreased to approximately 19 million prescriptions in the third quarter of 2003 from approximately 20 million prescriptions in the third quarter of 2002. As a percentage of total prescription volume, home delivery decreased to 15.0% in the third quarter of 2003 from 15.5% in the third quarter of 2002, primarily as a result of a client termination during the first quarter of 2003. Home delivery prescription volume decreased to approximately 58 million prescriptions for the nine months of 2003 from approximately 61 million prescriptions for the nine months of 2002. As a percentage of total prescription volume, home delivery was substantially consistent for the nine months of 2003 and 2002.

For the nine months of 2003 and 2002, we had one client which represented 18% and 16% of net revenues, respectively.

Service revenues declined $26 million or 25.4% to $76 million in the third quarter of 2003, with the nine months of 2003 reflecting a decrease of $28 million or 9.6% to $259 million. The quarterly decline results from $15 million in lower prescription services and data fees from pharmaceutical manufacturers and $11 million in lower client administrative fees from decreased fees on a per-prescription basis and lower prescription volumes. The $28 million decrease for the nine months substantially results from $26 million in lower client administrative fees from the declines on a per-prescription basis and lower volumes.

Cost of Revenues

Total cost of revenues for the third quarter of 2003 of $8,135 million exceeded the third quarter of 2002 by $439 million, or 5.7%, as a result of a $437 million increase in the cost of product net revenues. Cost of service revenues for the third quarter of 2003 of $48 million exceeded the third quarter of 2002 by $2 million, or 4.8%. Total cost of revenues for the nine months of 2003 of $24,154 million exceeded the nine months of 2002 by $675 million, or 2.9%, as a result of the 2.8% increase in the cost of product net revenues to $24,013 million. Cost of product net revenues includes amounts representing retail co-payments of $1,686 million and $5,030 million for the third quarter and nine months of 2003, respectively, and $1,534 million and $4,814 million for the third quarter and nine months of 2002, respectively.

Cost of product net revenues increased by 5.7% and 2.8% for the third quarter and nine months of 2003, respectively, reflecting a lower rate than the 6.4% and 3.6% increases in product net revenues, respectively, largely due to increased usage of lower cost generic products and higher rebates earned from pharmaceutical manufacturers through improved formulary management. Rebates earned from pharmaceutical manufacturers totaled $757 million in the third quarter of 2003 and $2,189 million for the nine months of 2003, compared to $604 million in the third quarter of 2002 and $1,830 million for the nine months of 2002. The increase in rebates earned in the third quarter and nine months of 2003 reflect the achievement of market share requirements in re-negotiated multi-year pharmaceutical manufacturer contracts as well as the impact of higher levels of rebates due to new products and re-negotiated terms on existing products. Cost of product net revenues for the third quarter and nine months of 2003 reflect $9.0 million of severance and $1.4 million of accelerated depreciation associated with the announced closure by the end of 2003 of the Las Vegas, Nevada front-end prescription processing function and the Tampa, Florida back-end prescription dispensing pharmacy. Cost of product net revenues for the nine months of 2003 also included costs of $9 million to implement pharmacy call center member servicing capabilities and severance costs of $8 million and asset write-off charges of $5 million associated with closing the Mechanicsburg, Pennsylvania pharmacy, which was completed during the second quarter of 2003.

Cost of service revenues increased 4.8% or $2 million for the third quarter of 2003, and increased 10.4% or $13 million for the nine months of 2003. These increases are attributable to higher costs to administer health management and other programs. These costs increased despite the aforementioned revenue declines as those revenue components do not generate significant variable costs.

Gross Margin

Gross margin (defined as net revenues minus cost of revenues) in the third quarter of 2003 of $389 million reflects a $46 million, or 13.3%, increase compared to the third quarter of 2002. Gross margin for the nine months of 2003 of $1,109 million reflects a $169 million, or 18.0%, increase compared to the nine months of 2002. The gross margin percent on net revenues for the third quarter of 2003 was 4.6% compared to 4.3% for the third quarter of 2002, and 4.4% for the nine months of 2003 compared to 3.8% for the nine months of 2002. The gross margin percent on product net revenues for the third quarter of 2003 was 4.3% compared to 3.6% for the third quarter of 2002, and 4.0% for the nine months of 2003 compared to 3.2% for the nine months of 2002. The product margin increase of $74 million in the third quarter of 2003 reflects a $123 million impact primarily from the higher share of generic prescription dispensing in our home delivery pharmacies and the earned pharmaceutical manufacturer rebates, partially offset by $39 million from steeper price discounts and higher rebates offered to clients, and the $10.4 million in severance and closure costs discussed above.

The product margin increase of $210 million for the nine months of 2003 reflects a $318 million impact primarily from the higher share of generic prescription dispensing in our home delivery pharmacies and the earned pharmaceutical manufacturer rebates, partially offset by $76 million from steeper price discounts and higher rebates offered to clients and the $32 million in other costs discussed above related to the severance and site closures, and the call center member servicing capabilities implementations. In addition, our investments in technology over the past several years have resulted in increased depreciation charges for our home delivery and call center pharmacies, growing to $16 million in the third quarter of 2003 from $14 million in the third quarter of 2002, and to $47 million for the nine months of 2003 from $36 million for the nine months of 2002. In an effort to respond strategically to these margin pressures, we have enhanced productivity by using technology to improve operational efficiencies in prescription processing and dispensing and pharmacy call center operations, as well as by taking actions to realign pharmacy operations to retire older facilities and rebalance volumes to facilities closer to our members.

The gross margin percentage on service revenues for the third quarter of 2003 was 37.3% compared to 55.4% for the third quarter of 2002, and 45.6% for the nine months of 2003 compared to 55.5% for the nine months of 2002 primarily as a result of the revenue declines discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2003 of $185 million exceeded the third quarter of 2002 by $18 million, or 10.7%. These expenses increased to 2.2% of net revenues in the third quarter of 2003 from 2.1% in the third quarter of 2002 due to increased expenses related to information systems technology including depreciation of $15 million, severance costs of $13.4 million to streamline corporate functions to yield future efficiencies, and earned compensation costs of $4.5 million associated with the issuance of restricted stock units. These increases were partially offset by a $7 million decrease in previously allocated costs from Merck, which we no longer incur, as well as reductions in other expenses of $8 million. Selling, general and administrative expenses for the nine months of 2003 of $516 million exceeded the nine months of 2002 by $85 million, or 19.7%. These expenses increased to 2.0% of net revenues for the nine months of 2003 from 1.8% for the nine months of 2002 due to increased expenses related to information systems technology including depreciation of $54 million, non-income taxes of $12 million, severance costs of $15 million, increased expenses of $13 million associated with our operation as a separate company, earned compensation expense of $4.5 million associated with the issuance of restricted stock units, and other fees and expenses of $6.5 million. These increases were partially offset by a $20 million decrease in previously allocated costs from Merck which are no longer incurred. Selling, general and administrative expenses include allocated costs from Merck of $6.9 million for the third quarter of 2002 with none for the third quarter of 2003. For the nine months of 2002 and 2003, these allocations totaled $20.6 million and $0.4 million, respectively.

Amortization of Intangibles

Amortization of intangible assets was $24 million in the third quarter of 2003 and $71 million for the nine months of 2003, increasing $2.4 million and $7.1 million, respectively, from a re-evaluation of the useful life of the intangible assets created at the time of the Merck acquisition. During 2002, the intangible assets from the Merck acquisition were being amortized over a weighted average useful life of 38 years. During the first quarter of 2003, we performed a re-evaluation of the useful life of these intangible assets taking into account historical turnover experience, including recent and expected future losses of clients that were in the customer base in 1993. As a result of this review, the weighted average useful life was revised to 35 years effective as of December 29, 2002, with the annual intangible amortization expense increasing by approximately $9.4 million in 2003 compared to 2002.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net was $8.7 million in the third quarter of 2003 with a nominal amount in the third quarter of 2002, resulting primarily from net interest expense of $10 million on the $1,496 million of debt incurred associated with the distribution in August of 2003. The weighted average borrowing rate of this debt was approximately 4.9%, which on a full quarter basis would generate approximately $19 million of net interest expense. Interest and other (income) expense, net was $(3.4) million for the nine months of 2003 and $8.4 million for the nine months of 2002. In addition to the aforementioned third quarter interest expense, we recorded an $11 million gain in the first quarter of 2003 associated with the sale of a minority equity investment in a non-public company, and also generated $2.4 million of interest income. The $8.4 million in 2002 is comprised of a $7.0 million swap cancellation fee and $4.0 million of debt issuance charges related to the 2002 public offering which did not close, partially offset by $3.5 million of interest income.

Provision for Income Taxes

Through August 19, 2003, for financial reporting purposes, we calculated our tax provision and related deferred taxes in our financial statements on a separate return basis. Effective August 19, 2003, we are taxed separately and will prepare our own tax returns. The effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) decreased marginally to 41.6% in both the third quarter and nine months of 2003, compared to 41.8% for both the third quarter and nine months of 2002. This reduction resulted from cost controls designed to reduce non-tax-deductible expenses.

Net Income and Earnings Per Share

Net income as a percentage of net revenues was 1.2% in the third quarter of 2003, compared to 1.1% for the third quarter of 2002, and 1.2% for the nine months of 2003, compared to 1.0% for the nine months of 2002, as a result of the aforementioned factors.

Basic and diluted earnings per share increased 12.1% and 21.3% for the third quarter and nine months of 2003, respectively. The diluted weighted average shares outstanding were 270.2 million and 270.1 million for the third quarter and nine months of 2003, respectively.

Transactions with Related Parties

We were a wholly owned subsidiary of Merck from November 18, 1993 through August 19, 2003. For the majority of that period, Merck provided us with various services, including finance, legal, public affairs, executive oversight, human resources, procurement and other services. Our historical financial statements include expense allocations related to these services, which diminished as we prepared for our separation from Merck. These expense allocations are reflected in selling, general and administrative expenses and amounted to $0.4 million in 2003, all of which was recorded in the first quarter, and $6.9 million and $20.6 million for the third quarter and nine months of 2002, respectively. We consider these allocations to be reasonable reflections of the utilization of services provided, and have assumed full responsibility for these services and the related expenses.

We purchased home delivery inventory from Merck totaling $223.0 million for the quarter through the distribution date of August 19, 2003 and $930.4 million year-to-date through August 19, 2003. The purchases for the full third quarter and full nine month period of 2002 amounted to $332.1 million and $1,074.2 million, respectively. This inventory from Merck was recorded at a price that we believe approximated the price an unrelated third party would pay. During these periods, purchases from Merck as a percentage of our total cost of revenues remained consistently in the 4% to 5% range.

We also generated revenues from sales to Merck of PBM and other services, amounting to $18.7 million and $78.0 million for the third quarter through August 19, 2003 and year-to-date through August 19, 2003, respectively. The revenues recorded in the full third quarter and full nine months of 2002 amounted to $25.3 million and $82.7 million, respectively. Revenues derived from sales to Merck were not material in relation to overall revenues in these periods.

In connection with the distribution, we entered into a managed care agreement with Merck. The managed care agreement includes terms related to our commitment to maintain Merck market share levels, formulary access rebates and market share rebates payable by Merck, as well as other provisions. In addition, we may be required to pay liquidated damages to Merck if we fail to achieve specified market share levels. The rebates that we may earn under the managed care agreement may be reduced or eliminated if we do not comply with various obligations or do not achieve various minimum or target market share levels set forth in that agreement. We record rebates from Merck in cost of revenues based upon the volume of Merck prescription drugs dispensed by our home delivery pharmacies and through our retail pharmacy networks. The gross earned rebates from Merck totaled $74.2 million for the quarter through August 19, 2003, and $301.1 million for year-to-date through August 19, 2003. These gross rebates for the full third quarter and full nine months of 2002 amounted to $103.9 million and $339.9 million, respectively.

For additional information about our relationship with Merck, see “Relationships Between Our Company and Merck & Co., Inc.” and Note 11 to our audited consolidated financial statements in the registration statement on Form 10 and Note 8 to our unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,183 million for the nine months of 2003 compared with $575 million for the nine months of 2002, for an increase of $608 million. Through August 19, 2003, net cash from operating activities excluded various items paid to or by Merck on our behalf, such as tax payments made by Merck, and other items, which are reflected in the Intercompany transfer from (to) Merck, net in our cash flows from financing activities. Amounts so reflected for taxes paid by Merck, which represent our federal income tax provision and state income tax provision in states where Merck files a unitary or combined return, were $115 million and $183 million in the nine months of 2003 and 2002, respectively. Accordingly, our net cash from operating activities does not fully reflect what our cash flows would have been had we been a separate company prior to August 19, 2003. Subsequent to August 19, 2003, tax payments are reflected in our net cash flows from operating activities.

An important element of our operating cash flow is the timing of billing cycles, which are two-week periods of accumulated prescription administration billings for home delivery and retail prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect before we pay our obligations to the retail pharmacies for that same cycle. Thus, at the end of any given reporting period, unbilled receivables will represent up to two weeks of dispensing activity to clients and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. We pay for drug inventory in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts. Effective home delivery inventory management further generates positive cash flows. Billings to pharmaceutical manufacturers for rebates are recorded as earned on a monthly basis, with actual bills generally rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the pharmaceutical manufacturers. The amounts of rebates received from pharmaceutical manufacturers exceeded the amount of discrete rebates paid to our clients for all historical periods presented.

The increase in net cash flows provided by operating activities for the nine months of 2003 compared with the nine months of 2002 amounting to $608 million primarily reflects reduced cash flows in 2002 principally as a result of growth in the accounts receivable, net from $969 million at December 29, 2001 to $1,317 million at September 28, 2002. The nine month 2003 growth over the nine month 2002 growth was primarily due to increases in rebates receivable from pharmaceutical manufacturers resulting from new or renewed agreements that were effective in 2002 which upon initiation had required greater time for bill preparation. Net cash flows provided by operating activities also increased for the nine months of 2003 over the nine months of 2002 as a result of a $211 million increase in cash flows associated with accounts payable for inventory purchases and the timing of the billing cycle related to liabilities to retail pharmacies. These factors were partially offset by reduced cash flows for the nine months of 2003 compared with the nine months of 2002 of $273 million attributed to inventory as 2002 reflected the benefit of one-time investments in inventory to support the opening of the Willingboro, New Jersey dispensing pharmacy at the end of 2001.

Cash flows used by investing activities decreased by $86 million for the nine months of 2003 compared to the nine months of 2002 primarily due to a decline in capital expenditures to $100 million in 2003 from $186 million in 2002. Capital expenditures were higher in 2002 from investment in capabilities required by the Health Insurance Portability and Accountability Act of 1996, the investment in prescription order processing technologies in our home delivery pharmacies, as well as new customer service member servicing capabilities. These 2002 investments were made in addition to the ongoing improvements to our technology, automation and e-commerce capabilities, which continued throughout 2003. We expect our 2003 capital expenditures to be no more than $150 million, and to approximate a similar level over each of the succeeding two years.

Cash flows used by financing activities for the nine months of 2003 primarily represent the payment of $2.0 billion in cash dividends to Merck, net proceeds from long-term and short-term debt of $1,496 million and the settlement of the intercompany receivable from Merck, all associated with the distribution discussed below. Cash flows used by financing activities for the nine months of 2002 reflect Merck’s historical management of our treasury operations and cash position. Net cash received from (provided to) Merck was $232 million in the nine months of 2003 and $(381) million in the nine months of 2002.

On August 8, 2003, in conjunction with our separation from Merck, we settled the net intercompany receivable from Merck as of July 31, 2003 at its recorded amount of $564.7 million. On August 12, 2003, we completed an underwritten public offering of $500 million aggregate principal amount of ten-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25 percent per annum and mature on August 15, 2013. We also borrowed $900 million in term loans under a $1,150 million senior secured credit facility and have drawn down $100 million under a $500 million accounts receivable financing facility. The proceeds from these borrowings and the amount received through the settlement of the net intercompany receivable from Merck were used to pay $2.0 billion in cash dividends to Merck. Of the $2.0 billion in cash dividends paid to Merck, $500.4 million, representing the accumulated retained earnings from May 25, 2002 through August 19, 2003, was applied to retained earnings and the balance of $1,499.6 million was applied to additional paid-in capital.

The $100 million in short-term debt drawn down under the accounts receivable financing facility was paid off in October 2003.

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

The estimated weighted average annual interest rate on the above indebtedness is 4.9 percent. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our credit facilities. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances outstanding as of September 27, 2003, which are subject to variable interest rates based on LIBOR, would yield an additional $2.5 million in annual interest expense. We may incur additional indebtedness by drawing down under the $250 million senior secured revolving credit facility or by drawing down under the $500 million accounts receivable financing facility. The senior secured credit facility and the accounts receivable financing facility contain covenants that are typical for this type of debt, including limitations on capital expenditures, minimum fixed charges and total leverage ratios. In addition, the senior notes contain covenants that are typical for this type of debt including, among others, restrictions on additional indebtedness, dividends, share repurchases, and sales and liens.

Prior to the distribution, cash was swept by Merck on a daily basis and was reflected in Intercompany transfer from (to) Merck. Subsequent to the distribution, we are managing our own cash and investments. Our cash includes currency on hand and demand deposits with banks or other financial institutions. Our short-term investments include certificates of deposit and U.S. government securities that have average maturities of less than one year and that are held to satisfy minimum statutory capital requirements for some of our insurance subsidiaries. Total cash and short-term investments as of September 27, 2003 were $871 million, including $799 million in cash and cash equivalents. Total cash and short-term investments as of December 28, 2002 were $87 million, including $14 million in cash and cash equivalents. The increase of $784 million in cash and short-term investments reflects an increase resulting from positive cash flows from operations including timing associated with the client billing cycle and the retail pharmacy payment cycle.

Ongoing cash outflows are associated with expenditures to support our home delivery and retail pharmacy network operations, call center pharmacies and other selling, general and administrative functions. The largest components of these expenditures include home delivery inventory purchases primarily from a wholesaler, retail pharmacy payments, rebate and guarantee payments to clients, employee payroll and benefits, operating expenses, capital expenditures and interest expense on our debt. Going forward, we expect to have available capacity from borrowings under our $250 million senior secured revolving credit facility and our $500 million accounts receivable financing facility.

Employee Compensation and Benefit Plans

Upon the distribution, the Medco Health Solutions, Inc. 401(k) Savings Plan (“the Plan”) received 0.1206 shares of Medco Health common stock for every one share of Merck common stock held in the Merck Common Stock Fund. These shares were transferred to a new Medco Health Stock Fund that was established as an investment alternative in the Plan. Additionally, on August 19, 2003, $86.8 million of assets were transferred from the Merck & Co., Inc. Master Trust to the Medco Health Solutions, Inc. Cash Balance Retirement Plan –Trust.

Earnings before Interest Income/Expense, Taxes, Depreciation and Amortization (“EBITDA”)

Management calculates and uses EBITDA as an indicator of our ability to generate cash from our reported operating results. This measurement is used in concert with cash flow from operations, which measures actual cash generated in the period. In addition, we believe that EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance, and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flow from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our statement of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. The following table reconciles our reported net income to EBITDA for each of the respective periods ($ in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income	$100.3	$90.2	$307.5	$254.4
Add (deduct):
Interest expense, net	8.7	—	7.6	8.5	*
Provision for income taxes	71.4	64.8	218.8	182.8
Depreciation expense	47.1	42.0	139.1	116.9
Amortization expense	23.6	21.2	70.7	63.7

EBITDA	$251.1	$218.2	$743.7	$626.3

*	Includes approximately $11 million of interest rate swap termination costs and debt issuance costs expensed in the second quarter of 2002.

Contractual Obligations

As of September 27, 2003, we had contractual cash obligations for purchase commitments of $4 million for 2003 and $8 million for 2004, which relate primarily to contractual commitments to purchase pharmaceutical inventory from a manufacturer. We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting machines and other operating equipment for use in home delivery dispensing facilities and computer equipment for use in our data center.

The following table presents certain of our contractual obligations as of September 27, 2003, as well as our long-term debt obligations, including the current portion of long-term debt:

Payments due by Period

	Total	2003	2004-2005	2006-2007	Thereafter
	(in millions)
Long-term debt obligations, including current portion	$1,400.0	—	$141.3	$181.2	$1,077.5
Operating lease obligations	78.5	$11.2	39.0	15.1	13.2
Purchase obligations	12.0	4.0	8.0	—	—

Total	$1,490.5	$15.2	$188.3	$196.3	$1,090.7

Effects of Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46”, which delays the implementation date to financial periods ending after

December 31, 2003. The Company does not have any variable interest entities which would require consolidation under FIN 46. Therefore, the Company does not expect the adoption of FIN 46 to have a material impact on the results of operations, cash flows or financial position.

Legal Proceedings and Government Investigations

The Company and its subsidiaries are parties to a variety of legal proceedings and governmental investigations, including cases in which substantial damages and injunctive relief are sought. Litigation is subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages, fines or injunctive relief and could impair the Company’s ability to operate its business. There can be no assurance that the ultimate outcome of one or more of the proceedings to which the Company is currently, or may in the future become, a party will not have a material adverse impact on the Company’s business, financial condition and results of operations. We have considered these proceedings in determining the necessity of any reserves for losses that are probable and reasonably estimable. We believe that most of the claims made in these legal proceedings and government investigations likely would not be covered by insurance. For a description of the material legal proceedings and governmental investigations to which the Company and its subsidiaries are a party, please refer to Note 7 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Our secured loans have interest rates based on LIBOR which will fluctuate over time and therefore generate interest rate market risk. We have not yet implemented a comprehensive strategy to manage interest rate market risk. We will assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage risk as appropriate. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

A description of certain legal proceedings to which the Company and its subsidiaries are a party is contained in Note 7 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Such description includes the following recent developments:

In September 2003, the Company paid $38.3 million to an escrow account, representing the Company’s portion, or 90%, of the proposed settlement related to the Gruer v. Merck-Medco Managed Care, L.L.C. lawsuit. This payment was charged against accrued expenses and other current liabilities, as the liability was recorded in prior periods. The court has scheduled a hearing to occur on December 11, 2003, for the purpose of determining, among other things, whether the settlement should be finally approved. The settlement becomes final only if and when the court grants final approval and all appeals have been exhausted.

On September 29, 2003, the U.S. Attorney’s office for the Eastern District of Pennsylvania filed a complaint alleging violations of the federal False Claims Act and asserting other legal claims. As previously disclosed, the government had announced in June 2003 that it intended to intervene in aspects of two “whistleblower” actions brought against the Company by two former employees and an unaffiliated physician under the False Claims Act. The complaint alleges, among other things, that Medco Health canceled and later re-entered prescriptions in order to avoid violating contractual guarantees regarding prescription dispensing turnaround times in its home delivery pharmacies, dispensed fewer pills than reported to the patient and charged clients based on the reported number of units dispensed, favored the products of certain manufacturers, including Merck, over less expensive products, and engaged in improper pharmacy practices. The Company intends to conduct a vigorous defense to this action.

The Company has complied with the previously-disclosed investigative subpoena received from the Florida Attorney General Medicaid Fraud Control Unit. The subpoena, which provided a list of Florida HMOs, requested copies of contracts between the Company and any of the listed HMOs, and claims data relating to the Company’s dispensing of prescription drugs and related services to Medicaid patients through the Company’s home delivery pharmacies.

On October 1, 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al., was filed in the U.S. District Court for the Northern District of Alabama against Merck and the Company. The plaintiffs, who seek to represent a national class of independent retail pharmacies that have contracted with the Company, allege that the Company has engaged in price fixing and other unlawful concerted action with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed. The plaintiffs allege that, through such concerted action, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The Company intends to vigorously defend these claims. Under the Company’s indemnification and insurance matters agreement with Merck, the Company has agreed to indemnify Merck for substantially all monetary liabilities related to this lawsuit.

Item 2.	Changes in Securities and Use of Proceeds

Pursuant to the Company’s registration statement on Form S-1 (333-86404), which was declared effective by the Commission on August 7, 2003, the Company offered for sale to the public $500 million aggregate principal amount of 7.25 percent senior notes due 2013 (the “senior notes”). On August 7, 2003 the senior notes were priced at 99.195 of par value, for a total public offering price of $495,975,000, and the senior notes began trading on the New York Stock Exchange under the symbol “MHS 13.” Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. served as managing underwriters for the senior notes offering.

The senior notes offering closed on August 12, 2003. The underwriting discount was $7,387,500 and the Company incurred $1,532,000 of other expenses, totaling expenses of $8,919,500 for the senior notes offering. After giving effect to these total expenses, the total net proceeds of the senior notes offering to the Company were $487,055,500. These total net proceeds were used, together with the net proceeds of the Company’s $900 million term loans, the $100 million advance under the Company’s accounts receivable financing facility and the settlement of the intercompany receivable from Merck, to pay in August 2003 an aggregate of $2.0 billion in cash dividends to Merck, which at that time owned 100% of the Company’s stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

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

The members of the Audit Committee are Howard W. Barker, Jr. (Chairman), John L. Cassis and Michael Goldstein. The members of the Compensation Committee are John L. Cassis (Chairman), Howard W. Barker, Jr. and Edward H. Shortliffe. The members of the Corporate Governance and Nominating Committee are Michael Goldstein (Chairman), Lawrence S. Lewin, Brian L. Strom and Blenda J. Wilson.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description	Method of Filing

12	Computation of Ratios of Earnings to Fixed Charges	Filed with this document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

(b)	Reports on Form 8-K

On August 12, 2003, the Company filed a Current Report on Form 8-K, under Item 7 and Item 11, regarding blackout periods under certain benefit plans.

On October 23, 2003, the Company filed a Current Report on Form 8-K, under Item 12, to furnish a press release announcing earnings results for its fiscal quarter ended September 27, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.

Date: November 10, 2003	By:	/s/ David B. Snow, Jr.

	Name:	David B. Snow, Jr.
	Title:	Chairman, President and Chief Executive Officer

Date: November 10, 2003	By:	/s/ JoAnn A. Reed

	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief
Financial Officer

Index to Exhibits

Number	Description

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002