Form 10-K
period 2003-12-27
MEDCO HEALTH SOLUTIONS INC
filed 2004-03-26
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

Commission File Number: 1-31312

MEDCO HEALTH SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3461740
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

100 Parsons Pond Drive, Franklin Lakes, NJ	07417-2603
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 201-269-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	New York Stock Exchange
7.25% Senior Notes due 2013	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2004 was $8,900,731,908, based on the closing price of the registrant’s common stock on such date. There was no trading market for the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 18, 2004, the registrant had 270,950,743 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Medco Health Solutions, Inc.’s Proxy Statement for its 2004 Annual Meeting are incorporated by reference in this Annual Report on Form 10-K in response to Part III (Items 10 through 14).

MEDCO HEALTH SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003

PART I

Item 1.	Business.

Overview

We are one of the nation’s largest prescription benefit managers, and we provide sophisticated programs and services for our clients and the members of their prescription benefit plans, as well as for the physicians and pharmacies the members use. We were acquired as a wholly-owned subsidiary of Merck & Co., Inc., (“Merck”) on November 18, 1993, and were spun off as a separate publicly traded enterprise on August 19, 2003. Our programs and services help our clients control the cost and enhance the quality of the prescription drug benefits they offer to their members. We accomplish this by providing prescription benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail order pharmacies. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans.

When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries.”

We operate in a competitive market in which clients seek to control the growth in the cost of providing prescription drug benefits to their members. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation of brand-name products and the introduction of new products produced by pharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention in the United States as they contribute significantly to the rise in the national cost of healthcare. Our business model is designed to reduce this level of drug trend, primarily by obtaining competitive discounts and rebates from pharmaceutical manufacturers, obtaining competitive discounts from retail pharmacies and efficiently administering prescriptions filled through our mail order pharmacies. In 2003, our network of mail order pharmacies filled approximately 78 million prescriptions, exceeding the number of mail order prescriptions filled by the mail order operations of our three largest competitors combined. We believe that our ability to consistently deliver high-quality service while effectively managing drug costs for our clients and their members has made us a market leader.

We seek to contain costs for our clients and their members by encouraging the use of medically appropriate generic drugs through our generic education and substitution programs. Our high-quality service, advanced technology and cost containment initiatives enabled us to limit the average drug trend for plans that include both retail and mail order to 10.2% in 2003, 12.9% in 2002 and 14.0% in 2001, compared to the national average of an estimated 13.4% in 2003, 15.3% in 2002 and 17.3% in 2001, as reported by the Centers for Medicare & Medicaid Services, or CMS.

The advanced technology and infrastructure we have developed is instrumental to our ability to drive growth, improve service and reduce costs. Our technology platform seeks to seamlessly integrate prescription management and processing with our client and member services. The cornerstone of our mail order technology is our single networked platform which connects prescription ordering functions at our prescription processing facilities with our automated dispensing pharmacies in Las Vegas, Nevada and Willingboro, New Jersey. At our specialized call center pharmacies, our experienced service representatives and consulting pharmacists use advanced technology to speed service and provide members personalized prescription and health information. For example, interactive voice recognition technology allows members to enroll for mail order service, process prescription orders, track the status of their orders, or locate in-network retail pharmacies in their area. Advanced imaging technology enables service representatives to access an online image of a member’s prescription to service that member more efficiently. Our data center links our dispensing and call center pharmacies, the retail pharmacies in our networks and our websites. As a result, our data center enables us to receive, process and administer claims and dispense prescription drugs efficiently. We have also deployed companywide reliability and change management programs that help drive excellence in execution across our operations, reducing our time to market with new capabilities and increasing our ability to implement error-free updates and customer oriented solutions to our systems.

We also seek to improve client and member service and prescription ordering by providing important healthcare information and an efficient means of communication through our proprietary Internet solutions. For clients, members and pharmacists, we support distinct websites that provide critical benefit information and interactive tools aimed at facilitating compliance with benefit plan goals and simplifying benefit administration. In 2003, we processed 13.8 million patient prescription orders through our member website, a 27% increase over 2002.

Our innovative and flexible programs and services have enabled us to deliver effective drug trend management for our clients while, we believe, improving the quality of care for members. Our services focus on:

•	Providing customized plan design. We also offer ongoing consulting services and model clinical and financial outcomes for clients based on plan design and formulary choices.

•	Enhancing formulary compliance through physician, client and member communications and education programs, including therapeutic brand-to-brand interchange programs directed at physicians. The use of multi-tiered co-payment and other cost-sharing payment structures and increased use of our mail order pharmacy service further enhance formulary compliance.

•	Effectively managing drug utilization, a key factor in controlling drug trend, through a wide range of trend management tools, including drug utilization review programs and rules governing the conditions under which drugs are covered, and maximizing the utilization of less expensive generic drugs. We also have clinically based programs that identify particular categories of questionable drug claims based on clinical rules that our clients use for coverage criteria. These rules have the potential to reduce unnecessary use while disrupting fewer claims compared with more commonly utilized and less precise rules.

From 1999 to 2003, our net revenue increased on average approximately 20% per year. In 2003, we administered approximately 532 million prescriptions; had net revenues of approximately $34 billion and net income of more than $425 million; and had earnings before interest income/expense, taxes, depreciation and amortization, or EBITDA, of approximately $1,036 million. See Note 6 under Item 6, “Selected Financial Data” for a further description of EBITDA and a table that reconciles net income to EBITDA. Our net income is driven by our ability to earn rebates and negotiate favorable discounts on prescription drugs from pharmaceutical manufacturers; negotiate competitive client pricing, including rebate sharing terms; and provide services in a cost-efficient manner.

Financial information concerning our business segments and geographic regions for each of 2003, 2002 and 2001 is set forth in Part II, Items 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K.

Industry Overview

Prescription drugs are the fastest growing component of healthcare costs in the United States. According to CMS, drug expenditures in the United States totaled over $184.1 billion during 2003; the cost of prescription drugs is expected to rise on average approximately 10.9% per year over the next ten years; and total expenditures could reach 15.5% of all healthcare costs by 2013, up from 11.0% in 2003.

We believe the key drivers of drug trend include:

•	significant advances in pharmaceutical and biotechnology research and development, which are leading to the introduction of drugs that offer better safety and efficacy than previously available drugs and address previously unmet medical needs;

•	the introduction of product line extensions, such as products reformulated to improve dosing convenience or optimize the duration of a drug’s action;

•	drug price inflation; and

•	increased patient awareness and demand accelerated by education campaigns and direct-to-consumer advertising by pharmaceutical manufacturers.

Increased generic substitution is partially offsetting the rise in drug spend. Between 2004 and 2007, patents are expected to expire on brand-name drugs representing about $38 billion in annual sales in the United States, based on the current release schedule. Generic substitution for drugs on which patents have expired is a significant factor in moderating drug spend, especially as efforts by payors, such as our clients, and generic drug manufacturers have led to an acceleration of generic drug substitution following the end of a branded drug’s marketing exclusivity.

PBMs emerged in the early 1980s, primarily to provide cost-effective drug distribution and claim processing for the healthcare industry. The PBM industry developed with the explosive growth of healthcare costs in the 1990s, as sponsors of benefit plans sought to more aggressively contain their costs. PBMs offered ways to influence both supply and demand. On the supply side, PBMs could leverage their buying power to secure manufacturer and distributor rebates and purchase discounts, as well as generating preferential discounts from retail pharmacies. On the demand side, PBMs could educate physicians on preferential prescribing options of formularies, and apply various clinical techniques to encourage members of health plans to implement more cost-effective usage habits, such as the use of less-expensive generic drugs, without jeopardizing their drug therapy.

Areas of potential growth for the PBM industry include increased use of available programs and services by existing clients, as well as entry or expansion in the specialty drugs, information services and health management markets. For example, we believe there is an opportunity to substantially increase the use of mail order pharmacies by members who use maintenance medications to treat chronic medical conditions. Mail order pharmacies currently fill only approximately 13.2% of total prescription drug sales in the United States, an increase from approximately 12.9% in 2002. Favorable demographics and increasing mail order capabilities should enable this trend to continue.

We believe that future growth within the PBM industry will also be driven by penetration into untapped categories of the overall U.S. prescription drug market, such as Medicare. The PBM industry is expected to benefit from the Medicare drug benefit that will initially take the form of a discount card program, and is expected to be introduced in mid-2004. The landmark legislation to modernize Medicare with a prescription drug benefit estimated at more than $530 billion over the next 10 years will enable us to more widely offer our market-based tools to America’s senior citizens.

Business Strategy

Our vision is to be an effective force in moderating healthcare costs for our clients and supporting improved patient care through the appropriate use of prescription drugs. Our strategy depends on our ability to understand both the common and unique needs of our customers, our ability to develop scalable yet flexible capabilities and solutions that are affordable for our clients and profitable for us, through our execution of the following:

Deliver high-quality client and member service. Our success in attracting and retaining clients depends on our ability to deliver high-quality client and member service. We assign a team to each of our clients that includes experienced clinical, financial and information technology specialists, all of whom are intimately aware of the needs of that specific client and industry category. A critical element of the service we offer clients is the development, implementation and management of a customized plan design that meets the client’s particular objectives. Our client teams work in consultation with each client and use our proprietary software tools to model the effects of different plan designs based on the client’s historical drug-use data. This allows clients to better analyze their options and helps them develop a plan design best suited to their needs. By capitalizing on the advanced technology and infrastructure we have developed, our individualized prescription drug benefit plan solutions enable us to deliver high-quality service to our clients and their members.

We also offer a wide range of clinical services. For example, since many plan designs cover drugs for only some of the conditions for which they may be prescribed, we have put in place rules that reduce the number of coverage determinations that pharmacists must make. These rules increase efficiency because pharmacists need to question fewer patients and physicians about their reasons for using a particular drug before filling a prescription. In addition, our integrated technology platform is capable of alerting members, pharmacists and physicians to potential negative drug interactions, drug recalls, allergy sensitivities or otherwise inappropriate pharmaceutical use. We regularly review our clinical services data and report to clients on our performance. We also use these reviews as an opportunity to identify drug utilization problems and suggest appropriate solutions.

Our specialized call center pharmacies offer clients, members, pharmacists and physicians access 24 hours a day, seven days a week to service representatives and consulting pharmacists. As of February 1, 2004, we had approximately 300 pharmacists and approximately 2,600 service representatives who work in our seven call center pharmacies. In addition, our website contains tools and information that can be used by clients, members, pharmacists, physicians and the general public.

Take advantage of our significant technology investments to drive growth, improve service and reduce costs. Our technology platform offers the opportunity to enhance productivity and reduce costs for us and for our clients, provides more convenience for clients and their members and, we believe, improves overall patient care. A critical benefit of this technology platform is that it allows us to create and execute increasingly complex prescription drug benefit programs and services. Our mail order pharmacy service enables our professional pharmacists to focus on meeting the needs of our members and increases service efficiency by routing prescriptions electronically to the most appropriate pharmacies for processing and dispensing, including primarily our two highly automated dispensing pharmacies. Our technology platform also includes our data center, which enables us to provide sophisticated reporting and analysis to our clients. Our data center also helps us receive and process prescriptions and analyze data concerning drug utilization. Our specialized call center pharmacies use advanced technology to speed service and provide members personalized prescription and health information. Advanced Internet capabilities provide us with significant opportunities to improve services in e-commerce, as well as the ability to deliver timely, accurate and personalized health information to our members at a substantially lower cost than traditional communication methods. We have also implemented a suite of web-based applications for clients that provide sophisticated reporting, analytical and communications capabilities to enable them to manage more effectively the prescription drug benefits they provide.

We continue to encourage physician adoption of electronic prescribing, which involves physicians using hand-held or desktop computer technology and prescription writing software applications to write prescriptions for their patients. We believe that linking the physician electronically with the PBM’s patient-specific health and benefit information and the dispensing pharmacist will improve patient safety, enhance the quality of care and lead to improved patient satisfaction and convenience. Electronic prescribing may also reduce costs for plan sponsors by improving the speed and accuracy of ordering prescriptions, reducing medication errors and adverse drug events, and increasing formulary compliance and selection of generic medications. Physicians are also likely to benefit from electronic prescribing because it will reduce post patient visit prescription rework and improve the quality of patient care by giving physicians real-time access to a patient’s plan guidelines and prescription history to prevent adverse drug interactions and duplication of therapy. We believe that a universal channel is needed to provide an industry standard for the secure, electronic exchange of prescription information. In 2001, we formed RxHub with AdvancePCS and Express Scripts, Inc. to help develop this capability. RxHub has created a standardized electronic prescribing platform, enabling physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plans. In addition, we have alliances with several point-of-care vendors that allowed us to process approximately 2.7 million electronic prescriptions in 2003.

Actively pursue sources of growth from new clients and increased use of our value-added services, including our mail order pharmacies. We believe our high-quality service model, including our market-facing groups designed to address the special needs of our customers, and drug trend management track record will enable us to continue to attract new clients in all client categories, from large Blue Cross/Blue Shield plans, managed care organizations and insurance carriers, through our Systemed clients in the small and mid-size client market.

We also believe we have an opportunity to increase our mail order volume substantially. Of a potential user base of over 20 million members who use maintenance medications to treat chronic medical conditions and whose plans offer them the option of using retail or mail order, only approximately 5 million members currently use mail order. We will continue to seek to convert members who currently use retail pharmacies for maintenance medications to our mail order service. Filling a prescription through our mail order pharmacy reduces costs to our clients by increasing formulary compliance and, where appropriate, generic substitutions. We believe that our mail order pharmacy increases member satisfaction due to, among other things, the convenience of receiving a 90-day supply of a drug instead of the 30-day supply generally dispensed by retail pharmacies, as well as the typical annual cost savings associated with reduced co-payments.

We offer our clients a comprehensive suite of cost-management programs and services, which include prescriber management products and RationalMed, our proprietary service that analyzes patients’ prescription, medical and laboratory records to determine whether a prescription drug could be harmful. Through the use of these products and services, several of our significant clients limited their drug trend to less than 10% in 2003.

We are expanding our specialty pharmacy offerings to our clients, as further discussed below, and expect to participate in the Medicare prescription benefit program. We anticipate that this new benefit program will enable Medco to extend to America’s senior citizens the market-based tools that we have successfully used to manage drug spending in the private sector.

Selectively form strategic alliances and expand into complementary, adjacent markets. While our principal focus has been to expand our business through internal growth, we have also made targeted acquisitions and entered into strategic alliances. For example, as new and expensive biotech drugs are introduced into the market, we will continue to invest in our specialty pharmacy programs, such as through our own Specialty Care Pharmacy in Ohio, or through collaboration with business partners, such as our strategic alliance with Accredo Health, Inc. (“Accredo”) announced in February 2004. The specialty pharmacy market is currently estimated at $20 billion in annual U.S. sales and is expected to double to $40 billion over the next 3 years, and through our collaboration with Accredo in the role as a preferred retail and mail order provider of a select group of specialty drug therapies, combined with our core specialty capabilities, we are well positioned to reduce our clients’ specialty drug cost in the future. We intend to continue to expand into new markets and selectively form alliances and make targeted acquisitions to complement our internal growth.

Competitive Advantages

We believe we have several competitive advantages that enable us to deliver enhanced service to clients and their members while effectively managing drug trend for our clients at levels significantly below the national average.

We believe our competitive advantages include the following:

We have a highly automated mail order pharmacy service. Our pre-eminent mail order pharmacy service automates the prescription filling process using proprietary software, much of which we have developed in-house, and advanced robotics technology. At our mail order pharmacies, we can accept a prescription for processing, determine whether the prescribed drug is on a plan’s formulary and work with physicians to substitute less expensive clinically equivalent generic drugs for brand-name drugs, fill the prescription and deliver it by mail or courier to a member. These capabilities create a distinct cost advantage for us and our clients, while enhancing member convenience.

In 2003, our mail order pharmacies filled more prescriptions than the combined mail service operations of our three largest competitors. The accuracy of prescriptions dispensed from these facilities, which use our patented technology, exceeds the highest industry quality standard. Each of these two automated pharmacies has the individual capacity to dispense over 1.0 million prescriptions per week. Our weekly average mail order prescription volume was approximately 1.5 million in 2003.

Our investments in technology are reducing costs and providing enhanced client and member service. We have designed our technology to anticipate and respond quickly to client, member, physician and pharmacist needs and to reduce costs. We have invested in a new generation of technology to allow our specialized call center pharmacies to provide faster service and enhance the access our service representatives have to member information. Our integrated voice-response phone system allows members to enroll for mail order service, submit a mail order prescription for processing, track the status of their mail order prescription or locate an in-network retail pharmacy in their area.

We offer extensive value-added programs and services to our clients and their members. Our flexible programs and services enable us to deliver effective drug trend management for our clients while, we believe, improving the quality of care for their members. Our services focus on:

•	Providing customized plan designs. We customize plan designs to meet the specific objectives of clients. We also offer ongoing consulting services and model clinical and financial outcomes for clients based on plan design and formulary choices.

•	Enhancing formulary compliance. We enhance formulary compliance through physician, client and member communications and education programs, including therapeutic brand-to-brand interchange programs directed at physicians. We can create incentives for members to use formulary drugs through the use of multi-tiered co-payment and other cost-sharing payment structures. Also, our mail order pharmacy service can further enhance formulary compliance because our pharmacists at our prescription processing centers can review incoming prescriptions and then encourage physicians to prescribe formulary drugs prior to approving and dispensing the prescription.

•	Effectively managing drug utilization, a key driver of drug trend. Our wide range of drug trend management tools includes drug utilization review programs and rules governing the conditions under which drugs are covered. Our clinically based programs identify drug claims on the basis of clinical rules that our clients use for coverage criteria. These rules have the potential to reduce unnecessary drug use while disrupting fewer claims compared with more commonly utilized and less precise rules. In addition, we use our specialized call center pharmacies to encourage physicians to reduce costs through dose optimization, generic substitution and the interchange of formulary drugs for non-formulary drugs.

•	Offering convenience to members. Dedicated service representatives and pharmacists at our call center pharmacies use advanced imaging technology and Internet capabilities to access a member’s prescription and health information to provide faster and more efficient service. Our comprehensive member website and integrated voice-response phone system allow members to obtain individualized patient information and use our mail order pharmacy service.

•	Providing enhanced personalized service to members. Our Specialty Care Pharmacy, opened during the first quarter of 2003 within our Columbus, Ohio mail order pharmacy, provides an enhanced level of personalized service to members requiring specialty medicines. The Specialty Care Pharmacy provides more than 100 medications for 20 disease states, including hemophilia, rheumatoid arthritis, cancer, multiple sclerosis and Hepatitis C. These medications often require sophisticated methods of administration and handling, which we are able to provide through our Specialty Care Pharmacy capability.

Our Pharmacy and Therapeutics Committee and Medical Advisory Board play an integral role in creating and administering our value-added programs and services. Our Pharmacy and Therapeutics Committee and Medical Advisory Board make decisions independently of us, and are each comprised of a distinguished independent group of clinicians. The Pharmacy and Therapeutics Committee guides us in maintaining a consistent and therapeutically appropriate approach to the clinical content of certain programs and services, including, for example, the development of formularies and coverage criteria. Our Medical Advisory Board reviews and evaluates the clinical relevance, quality and effectiveness of all our health management programs and services.

Our comprehensive generic substitution programs save our clients money. The substitution of medically appropriate generic drugs for brand-name drugs helps contain client and member prescription drug costs. Generic drugs save both clients and their members money because they are less expensive and generally require lower co-payments than brand-name drugs. Our Generics First® program offers participating physicians the opportunity to obtain free generic samples and information on the value of generic drugs, and educates physicians and members about the cost savings as well as the availability of generic therapeutic equivalents and alternatives to brand-name drugs. Other aspects of our integrated generics strategy include alerting physicians to the availability of medically appropriate generic substitutes and substituting generic drugs as soon as legally permissible, generally when the marketing exclusivity on the brand-name drug ends. For example, within one month of a generic equivalent becoming available for Prinivil®, we achieved a substitution rate of approximately 90% for prescriptions filled by our mail order pharmacies, and within two weeks of a generic equivalent becoming available for Glucophage®, we achieved a substitution rate of over 91% for prescriptions filled by our mail order pharmacies. Between 2004 and 2007, patents are expected to expire on brand-name drugs that generate aggregate U.S. sales of approximately $38 billion.

We have a deep and experienced management team. Our management team has extensive experience in the PBM and healthcare industries and has established long-standing relationships with key constituents.

See “—Competition” below for a description of competition in the PBM industry.

Programs and Services

To support our efforts to control prescription drug costs for our clients while supporting the appropriate use of prescription drugs, we offer a wide range of programs and services that help manage the cost, quality and administration of the prescription drug benefits that our clients offer to their members. These programs and services are targeted at our key constituencies: clients, members, pharmacies and physicians.

Plan Design

Over the years, our customer teams have refined a consultative approach for helping clients develop and implement different plan designs. We assign each client a team that includes experienced clinical, financial and information technology specialists. Each client’s success in achieving the business objectives of its pharmacy benefit ultimately depends on the benefit plan design. These designs take into account formulary, pharmacy management, drug coverage and exclusion and cost-share options, as well as applicable state and federal laws. We also work closely with clients to determine how to introduce plan design changes to maximize member acceptance.

As an integral part of this consultative approach, our account teams use proprietary software tools that we have developed to model the effects of different plan designs based on historical data. Clients can then judge the impact of specific components before they are implemented. We provide a broad range of plan designs and the ability to customize plan design.

The following are descriptions of key plan design elements:

Formulary choice. A formulary is a list of preferred drugs from which our clients’ members and their physicians can choose. Our independent Pharmacy and Therapeutics Committee reviews drugs for formulary inclusion and exclusion based on clinical considerations. Clients can choose from one of our existing formularies or we will assist them in designing their own customized formulary. Our goal is to give members access to clinically appropriate drugs, while helping clients control plan costs. We look for client savings by focusing on lower-cost products and attractive rebates and discounts.

Generic options. Because generic drugs typically cost substantially less than brand-name drugs, generic equivalents can be an important part of a plan design. Clients can realize plan savings by implementing effective generic substitution incentive programs, such as differential co-payment plans that require members to pay for the difference between the cost of a brand-name drug and a less expensive, generic substitute.

Mandatory mail. Our mandatory mail programs combine plan design features and communications to encourage our clients’ members to use mail order for maintenance prescriptions, which patients generally take over a protracted period of time. The programs increase the use of mail order, providing substantial savings for our clients through better prescription pricing and superior generic substitution performance. Also, our clients’

members benefit from lower annual co-payments, superior dispensing accuracy and 24 hour-a-day pharmacist availability.

Pharmacy networks. Our clients can realize plan savings by carefully selecting a retail pharmacy network and making use of our mail order service. In selecting a retail pharmacy network, clients generally consider the number and location of pharmacies in the network, the competitiveness of the reimbursement plan that the network offers and the quality of service and care provided to plan members.

Coverage rules. Coverage rules govern the conditions under which drugs are covered, aligned with each client’s benefit philosophy. In concert with our clinical experts, a client may set up a combination of coverage conditions establishing the quantity, dose and number of days’ supply of medication, the length of time for a therapy, and particular medical conditions that the plan will or will not cover. Our Coverage Management WorkStation software then helps clients, or us on their behalf, to efficiently administer coverage rules.

Cost-share decisions. Cost-share decisions also are aligned with a client’s benefit philosophy and govern the relative share of a drug therapy’s cost that is paid by the member. A number of cost-share options exist, including multi-tiered co-payment, percentage co-payments and payments for the difference between the cost of a brand-name drug and a less-expensive, generic equivalent. When properly structured, cost sharing can encourage members to make more cost-effective prescription drug choices.

Plan limitations and exclusions. Our clinical experts work with clients to determine appropriate limitations and exclusions on coverage of some medications, including many associated with lifestyle choices. For example, some clients will exclude coverage of impotence or baldness medications and treatments.

Clinical Management

Increases in the utilization rate of prescription drugs typically account for a significant portion of the rise in drug trend. Increased utilization rates are attributable to, among other things, the commercialization of new drugs and increased patient awareness and demand. We capitalize on our clinical expertise and advanced information technology infrastructure to help reduce client costs in a medically appropriate way, while striving to improve safety and the quality of care for members. We do this by developing action-oriented clinical programs and services based on clinical rationale reviewed by our Pharmacy and Therapeutics Committee. Once developed, these programs are integrated into a client’s pharmacy benefit plan. To monitor our success with these programs, we regularly consult with clients, review their clinical and financial data, and report to clients on the success of our actions on their behalf.

Clinical Information. Our Department of Medical Affairs tracks prescription drugs while they are still in the research and development phase, as well as the timing of patent expirations for brand-name drugs. This allows us to anticipate how the introduction of new prescription drugs and patent expirations will impact plan design and formulary content options, and gives us lead time on developing new programs and services for clients.

Clinical Decision Support Tools. Once a new prescription drug enters the market, our physicians and pharmacists use modeling software to provide clients with projections of drug spending under different scenarios. We have the ability to make client-specific changes to a benefit plan’s formulary or clinical rules within a few days of a new product’s introduction utilizing workstations that are linked to our data infrastructure.

Clinical Programs. To help clients manage drug trend, we have clinically based programs that identify drug claims on the basis of clinical rules that our clients use for coverage criteria. These rules have the potential to reduce unnecessary costs from uncovered drug use while minimizing impact on valid claims. The clinical basis for the criteria used to develop these rules are approved by our Pharmacy and Therapeutics Committee. Clients may choose standard bundles of rules or, using our formulary consulting capabilities, they may create their own program by choosing the rules most appropriate to their plan design.

We have introduced a variety of innovative clinical programs. One of these is our proprietary RationalMed service, an advanced software tool designed to reduce unnecessary drug-induced illness and hospitalizations and reduce overall healthcare expenses. We offer the RationalMed service to our PBM clients and to other healthcare providers. RationalMed analyzes patients’ available prescription, inpatient and outpatient medical and laboratory records to indicate whether a prescription drug could be harmful to them. Clients who implement the RationalMed technology can save money by reducing inappropriate prescription use and avoiding unnecessary medical costs, including possible hospitalization.

Drug Utilization Reviews. We conduct drug utilization reviews, or DURs, which is a systematic evaluation of individual or group use of prescription drugs, to help clients identify and address overuse, underuse, and misuse of prescription drugs. Concurrent DUR provides real-time online decision support for pharmacists at the time they are filling prescriptions that improves quality of care while lowering drug cost by reducing inappropriate dispensing. Our DURs alert us of possible problems, such as drug-drug interactions, drug-age problems, and drug-pregnancy issues based on our patient profiles. Retrospective DUR looks at prescription use over time to help identify and change patterns of prescribing drugs that are not formulary compliant, or prescribing brand-name drugs where there may be medically appropriate generic equivalents.

Pharmacy Management

One of the core features of our PBM services is the management and administration of the process by which prescription claims are received and processed on behalf of our clients and drugs are dispensed to their members.

Retail Pharmacy Networks. We have contractual relationships with approximately 60,000 independent and chain retail pharmacies that have agreed to participate in one or more of our retail network options. A network offers members access to a choice of pharmacies while providing clients with cost savings through contracted discount rates that we negotiate with retail pharmacies. In general, these rates for brand-name drugs are at a discount to the average wholesale price of the drug, which is a standard pricing unit used in the industry. In addition, we determine a maximum allowable cost for each type of generic drug. Our retail pharmacy network agreements also include professional dispensing fees to be paid to the pharmacy. Clients generally select a retail pharmacy network based on the number and location of pharmacies in the network and the competitiveness of the discounts that the network offers. Pharmacies in a network also agree to follow our policies and procedures designed to enhance specific performance standards regarding patient safety and service levels. Our retail specialists also regularly review changes in pharmacy plan rules and clinical protocols with retail pharmacists to help foster the health of members and maximize savings for our clients. Pharmacies in the network benefit, in turn, from increased member traffic and sales.

Following standard industry practice, retail pharmacies maintain online contact with us to process prescription drug claims. We confirm a member’s eligibility, determine the co-payment, update records as required, and conduct concurrent DURs to enhance patient safety. Our retail network department is available 24 hours a day, seven days a week to answer pharmacists’ questions and provide support for processing prescription claims.

Mail Order Service. Our mail order service is the industry’s largest in terms of the number of prescriptions filled. We dispensed approximately 78 million prescriptions in 2003 through our mail order pharmacies. For maintenance medications, mail order typically reduces costs for clients through volume purchasing, increased generic dispensing and higher rebates through greater formulary compliance. Many members prefer mail order for maintenance medications because they can typically receive a 90-day supply instead of a 30-day supply as commonly dispensed by retail pharmacies. Members can place orders easily online through our member website, through our integrated voice-response phone system, or through the mail.

Our mail order pharmacy infrastructure currently consists of 10 mail order pharmacies throughout the United States, eight of which contain prescription processing cognitive service centers and four of which engage in mail order dispensing activities. In our prescription processing centers, our pharmacists focus on “front-end” pharmacy activities such as reviewing, recording and interpreting incoming prescriptions, screening for interactions based on each patient’s drug history and medical profile, resolving benefit and clinical issues with plan sponsors and physicians and then approving and routing the prescriptions to one of our four mail order dispensing pharmacies. In the four dispensing pharmacies, including our automated pharmacies in Las Vegas, Nevada and Willingboro, New

Jersey, we focus on distribution processes such as prescription dispensing and presorting for shipment to patients by mail or courier. All ten of our mail order pharmacies are electronically networked to provide national coverage.

We have capitalized on the efficiencies created by our two automated dispensing pharmacies, and our industry-leading operational platform. This platform separates the front-end processing activities and back-end dispensing processes by converting our integrated mail order pharmacies into front-end pharmacies and concentrating most back-end activities at our two automated dispensing pharmacies. This approach allows us to optimize the value of our professional pharmacist services to meet the needs of members and ensure faster and smoother service, as well as maximize the efficiency of the dispensing function.

Call Center Pharmacies. We operate seven call center pharmacies, each of which is licensed as a pharmacy in the state in which it is located and is staffed by service representatives and pharmacists. Personnel at our call center pharmacies are available to answer questions and provide information and support to members 24 hours a day, seven days a week, for members using either our mail order service or our retail pharmacy network. Our call center pharmacies also provide information and services to physicians and pharmacists who service our clients’ members. Service representatives and pharmacists at our call center pharmacies use advanced imaging technology and other Internet capabilities to access prescription and health information when providing service to members and encourage physicians to reduce costs through dose optimization, generic substitution and the interchange of formulary compliant drugs for non-formulary compliant drugs.

Health Management Programs

We offer a series of Positive Approaches® health management programs as part of our prescription drug benefit package to help members with certain chronic conditions better understand their conditions and comply with their prescribed drug therapies. Enrolled members receive educational and behavioral interventions, including letters and phone calls, as well as clinical support through toll-free hotlines. We focus on illnesses that have high prevalence rates and high impact on clients in terms of drug and medical costs. These illnesses include asthma, cardiovascular problems, depression and diabetes. Clients benefit through lower or avoided medical costs.

Our Partners for Healthy Aging® initiative focuses on older members and supports older adults with literature and drug information printed in easy-to-read, large type and with customer service representatives specially trained in senior health issues.

Physician Services

Motivating physicians to prescribe more cost-effective medications is a key objective of a number of our initiatives, including our Physician Service Center, integrated generics strategy featuring our Generics First® education and sampling program, Physicians Practice Summary Program and Point-of-Care On-line Connectivity Program.

Physician Service Center. Our Physician Service Center provides a single toll-free number for physicians and office staff to call one of our specially trained and dedicated staff of pharmacists and service representatives who can answer questions relating to patients and their prescription drug benefits. The center is further supported by physicians in our Department of Medical Affairs. The center assists in improving physicians’ understanding of formularies, generics and utilization management. Typically, the center also fields general questions about our company and our clinical products and services, handles requests for educational or promotional materials, and routes calls to other experts in our company if more in-depth information is required. Our integrated communication platform includes a physician fax platform that analyzes and routes faxes to expedite resolution of physician inquiries regarding formulary compliance and other programs and services.

Integrated Generics Strategy. Our integrated generics strategy seeks to reduce our clients’ drug spend by increasing the use of generic medications, when clinically appropriate, in place of more expensive, brand-name medications. The strategy encompasses generic education, substitution, and interchange programs, as well as a host of other activities, including careful tracking of brand-name drugs about to lose their exclusivity. When patents for brand-name drugs expire, we act quickly to encourage physicians and members to use the new generic equivalent.

For example, when the blood pressure medication Vasotec® lost patent protection, our mail order pharmacies moved quickly to substitute the new generic equivalent, enalapril. In our mail order pharmacy business, generic conversions from Vasotec® reached approximately 90% within one month of enalapril’s availability, providing savings to our clients. In our mail order pharmacy business, generic conversions from Prinivil®/Zestril® reached approximately 90% within one month of generic lisinipril’s availability, providing savings to our clients.

Introduced late in 2000, our Generics First® program has been encouraging the use of generics, where medically appropriate, among approximately 20,000 physicians across the country. Of these physicians, approximately 3,500 receive periodic face-to-face informational visits from our specially trained pharmacists who discuss clinical guidelines for generics and facilitate the ordering of free samples of commonly prescribed generic medications from manufacturers. These pharmacists also provide educational brochures on the benefits of generics for patients in office waiting areas and exam rooms. As part of this program, in 2003, approximately 700 physicians nationwide participated in an innovative web-based educational program that provides online Generics First® clinical and cost education.

Physician Practice Summary Program. Through our Physician Practice Summary Program, we are able to track physician prescribing histories and report summary and comparative data to both physicians and clients. This information, combined with meetings with physicians, is useful in encouraging physicians to improve the cost effectiveness of their prescribing.

Point-of-Care On-line Connectivity Program. More than 11,000 physicians are enabled with our point-of-care, or POC, electronic prescribing program. During 2003, these physicians submitted approximately 2.7 million prescriptions using electronic prescription writing tools. Key objectives of the strategy include improved accuracy of information transmitted to the pharmacy and enhanced patient safety. Physicians gain real-time access to a patient’s plan guidelines and prescription history to help prevent drug interactions and duplicate therapies. Physicians also benefit from electronic prescribing because it simplifies the prescription process and, we believe, improves the quality of patient care.

We work closely with a variety of handheld and PC based POC providers in recruiting new physician users. We also encourage the use of an open-access system to ensure that standardized solutions are available for varying physician office requirements. In February 2001, we formed RxHub LLC with AdvancePCS and Express Scripts, Inc. RxHub created a standardized electronic prescribing platform, enabling physicians to use electronic prescribing technology to link to pharmacies, PBMs and health plans.

Web-Based Services

We believe our web-based services are the most advanced and comprehensive in the PBM industry. Not only do we offer what we believe is the industry’s leading consumer website for members, we also offer client and pharmacist sites with interactive tools aimed at improving compliance with plan goals, simplifying benefit administration, and providing critical benefit and medical information.

Member-Oriented Web Services. Our member Internet capabilities are focused on keeping members informed about their prescription drug coverage while encouraging them to use safe, effective therapies that comply with their plan’s provisions.

Our member website provides members a broad set of features and capabilities, including:

•	the ability to handle first-fill prescriptions, refills and renewals for mail order, as well as transfers from retail pharmacies to mail order;

•	access to prescription histories for both retail and mail order claims;

•	plan-specific drug information, including coverage guidelines and co-payment comparisons for brand and generic medications;

•	member-specific messaging on benefit changes and updates;

•	dedicated online service representatives and pharmacists; and

•	a wide offering of personal health information and tools, including specialized e-health centers providing information concerning specific diseases.

Our member website was the first Internet pharmacy site to be certified by the National Association of Boards of Pharmacy. The site processed more than 13.8 million prescription orders in 2003. The site also handled more than 49.7 million member service inquiries in 2003.

Client-Oriented Web Services. Our client website, an extranet introduced in 2001, provides clients online access to our proprietary tools for reporting, analyzing and modeling data, clinical- and decision-support, plan administration, including eligibility and claims reviews, the latest industry news, and easy submission and tracking of service requests. Clients who conduct their own member service can use our client website to update eligibility data and counsel members on all aspects of their pharmacy benefit, formularies, co-payments and coverage provisions, including the location of network retail pharmacies. Clients also can view detailed, consolidated claims for retail and mail order service and issue prior-authorization approval. We can tailor access to the specific needs of different users who play a role in managing the pharmacy benefit within the client organization, thereby limiting access to information to those who are authorized to view it.

Pharmacist-Oriented Web Services. Our Pharmacist Resource Center is an online service for retail pharmacies that participate in our national networks. This service provides pharmacists with the latest news on new benefit plans, plan design changes, pricing information, drug recalls and alerts, as well as online access to our pharmacy services manual. Pharmacists can check patient eligibility, determine coverage and review claims status for plan members. The center also gives participating pharmacies e-mail access to our pharmacy services help desk.

Contractual Relationships

Our net revenues are principally derived from contracting with clients to provide prescription drugs to their members through our mail order pharmacies and our networks of contractually affiliated retail pharmacies. Our client contracts provide that a client will pay for drugs dispensed to its members at specified discounts to average wholesale prices, plus the applicable dispensing fee. Both the specified discounts to average wholesale prices and the applicable dispensing fee vary based on whether the drug dispensed is a brand-name drug or generic drug and whether the prescription is filled through a mail order or retail pharmacy. Clients may also pay an administrative fee per prescription filled for services we provide. These services comprise claims processing, eligibility management, benefits management, pharmacy network management and other related customer services. Client contracts generally provide that we will share with clients formulary rebates received from pharmaceutical manufacturers. Additionally, many of our contracts with clients contain provisions that specify minimum levels of service we will provide to the client and associated penalties if we do not meet these levels.

Our contracts with pharmaceutical manufacturers provide us with rebates and fees for prescription drugs dispensed through our mail order pharmacies and retail pharmacies participating in our networks of contractually affiliated retail pharmacies, as well as discounts for prescription drugs we purchase and dispense from our mail order pharmacies. We typically purchase generic drugs directly from generic manufacturers pursuant to informal agreements and understandings under which we will provide the generic manufacturer with the right to be the exclusive supplier to our mail order pharmacies so long as such manufacturer’s prices remain competitive. Rebates and fees are predominantly equal to a percentage of the aggregate dollar value of all of a particular drug that we dispensed, based on the manufacturer’s published wholesale price for that drug. Rebates and fees are invoiced to the pharmaceutical manufacturer and paid to us on a quarterly basis. Although most rebates are payable on a product by product basis, some pharmaceutical manufacturers have agreed to pay rebates in respect of any given client only if all of the specified products of the manufacturer are included on that client’s formulary. Our contracts typically provide for two types of rebates:

•	formulary rebates, which are based on inclusion of the pharmaceutical manufacturer’s products on the formularies used by our clients; and

•	performance based rebates, also known as market share rebates, which are based on our achieving various performance criteria, such as contractually specified market share levels.

Formulary rebates are typically calculated based on an agreed percentage of the aggregate wholesale price of all prescriptions dispensed for clients, which include the applicable pharmaceutical products on their formularies and do not subject such products to restrictions which are not applicable to competing branded products. Market share rebates, a type of performance based rebate, are contingent upon us achieving the contractually specified market share level for a particular drug for all of our clients. We generally share a portion of rebates with our clients based on the provisions of the applicable client contract, and may also guarantee a minimum rebate per prescription dispensed to the client’s members. For a further discussion of the rebates we receive, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies—Critical Accounting Policies”.

In addition to contracts with clients and pharmaceutical manufacturers, we have contractual relationships with independent and chain retail pharmacies that have agreed to participate in one or more of our retail networks. These retail pharmacies agree to fill prescriptions for our clients’ members at discounted prices and, in exchange, we pay them for the contracted cost of drugs they dispense, net of co-payments, and an agreed upon professional fee for filling each prescription and performing eligibility and benefit management and other services.

Clients

We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the fiscal year ended December 27, 2003, our ten largest clients based on revenue accounted for approximately 46% of our net revenues, including UnitedHealth Group, our largest client, which represented approximately $6,100 million, or 18%, of our net revenues. In January 2004, we announced an early renewal agreement to provide pharmacy benefit administrative services to UnitedHealth Group effective January 1, 2004, for an initial five-year term. The agreement may be extended for three additional years through 2011 at UnitedHealth Group’s option. No other client accounted for 10% or more of our net revenue in this period. Our failure to retain key clients or satisfy contractual provisions with key clients could adversely affect our financial condition, business and results of operations, including the impairment or accelerated amortization of intangible assets associated with the value of our customer relationships at the time of our acquisition by Merck and pushed down to our balance sheet.

Many of our contracts with clients contain provisions that guarantee the level of service we will provide to the client or the minimum level of rebates or discounts the client will receive. Many of our client contracts also include guaranteed cost savings. An increase in drug costs, if the result is an overall increase in the cost of the drug plan to the client, may prevent us from satisfying contracts with guaranteed cost savings or minimum levels of rebates or discounts. Additionally, these clients may be entitled to performance penalties or the right to terminate their contracts with us if we fail to meet a service or cost guarantee we provide to them. Clients that are party to these types of contracts represented, in aggregate, over 90% of our net revenues in 2003.

Our clients are generally entitled to have us audited under their contracts with us and on occasion a client or former client has claimed that it overpaid us for our services based on the results of an audit. Payment disputes may adversely affect our results of operations if they result in refunds or the termination or non-renewal of a client contract.

Mail Order Service Suppliers

We maintain an extensive inventory in our mail order pharmacies of brand-name and generic pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either directly from manufacturers or through wholesalers. During 2003, one wholesaler, AmerisourceBergen Corp., accounted for approximately 60% of the total dollar amount of our mail order pharmaceutical purchases, most of which were brand-name pharmaceuticals. Generic pharmaceuticals are generally purchased directly from manufacturers. Except to the extent that brand-name drugs are available to the market exclusively through the manufacturer, we believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available.

Competition

Competition in the PBM industry is intense. We compete primarily on the basis of our ability to design and administer innovative programs and services that provide high-quality, affordable prescription drug care and health management services to health plan members. We believe plan sponsors generally consider the following key competitive factors:

•	quality of service for members and clients;

•	ability to moderate client prescription drug cost;

•	track record in negotiating favorable financial discounts and rebates from pharmaceutical manufacturers and retail pharmacies;

•	scope and effectiveness of clinical expertise in designing plans and programs;

•	use of technology to deliver information and services to members;

•	scale to administer plans with both regional and national coverage; and

•	financial stability.

We compete with a wide variety of companies for business in client categories broadly defined as Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. Although some of our competitors focus on a limited set of client categories, we have clients in all of these categories, and we have achieved significant plan retention and actively compete for new business in all categories.

Competitors fall into the following categories:

National Competitors. We compete with large national PBMs, such as AdvancePCS, Caremark Rx, Inc. and Express Scripts, Inc. Caremark Rx, Inc. completed its acquisition of AdvancePCS on March 24, 2004. These competitors conduct business in every market category and, like us, they have national sales and account teams, mail order pharmacies and extensive technology infrastructure.

Managed Care and Insurance Companies. We also compete with several managed care organizations, Blue Cross/Blue Shield plans and insurance companies that have their own internal full-service pharmacy benefit programs. Some of these competitors have national account capabilities and, in some cases, they may have access to greater financial, purchasing or distribution resources than we have.

Other Competitors. Because we provide a wide variety of programs and services, there are many non-PBM firms that compete with us in various aspects of our business. Some of our health management and other member services compete with similar services offered by pharmaceutical companies and by smaller firms specializing in those service markets. Other firms that focus on large-scale claims processing also compete with us.

Government Regulation

Federal and state laws and regulations govern many aspects of our business. These laws and regulations apply to our administration of prescription drug benefits and our drug and health education programs and services. In addition, the activities of our mail order pharmacies are regulated under federal and state laws applicable to the purchase, distribution and dispensing of prescription drugs. Many of our clients, including insurers and health management organizations, or HMOs, are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. We believe we are in substantial compliance with all existing legal and regulatory requirements material to the operation of our business. However, the application of complex standards to the operation of our business creates areas of uncertainty.

We have standard operating procedures and controls designed to enhance operating efficiencies and assist in ensuring compliance with existing contractual requirements and state and federal law. We diligently monitor and audit our adherence to these procedures and controls. From time to time, we have become aware that certain employees at some of our pharmacies did not follow certain of our procedures and controls regarding the processing of prescriptions, and we have taken prompt appropriate corrective and disciplinary actions. We believe that the actions of such employees did not result in any material violations of any contract or applicable law. Nevertheless, a determination that any such contractual breaches or violations of law occurred could adversely impact existing governmental or legal proceedings or otherwise have a material adverse effect on our business, financial condition or profitability.

Numerous new healthcare laws and regulations or modifications to existing laws or regulations have been proposed at the federal and state levels. We cannot predict how courts or regulatory agencies may interpret existing laws or regulations or what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding healthcare or the PBM industry. Laws and regulations in these areas will continue to evolve. Federal or state governments may impose additional restrictions or adopt interpretations of existing laws directly affecting our operations or the market for our services that could have a material adverse affect on our business, profitability, liquidity or growth prospects.

Among the federal and state laws and regulations that affect aspects of our business are the following:

Regulation of Our Pharmacy Operations. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Our mail order pharmacy operations are located in eight states and dispense drugs throughout the United States. We have ten mail order pharmacies, eight of which contain prescription processing centers and four of which engage in mail order dispensing activities. In addition, we operate seven call center pharmacies that provide extensive support and counseling to members using either our mail order dispensing pharmacies or our retail pharmacy network. Each of our dispensing pharmacies, prescription processing centers and call center pharmacies must be licensed in the state in which it is located. Our pharmacies are located in Florida, Nevada, New Jersey, Ohio, Pennsylvania, Texas, Virginia and Washington. In some of the states where our dispensing pharmacies are located, state regulations require compliance with standards promulgated by the United States Pharmacopeia, or USP, a nonprofit organization whose members represent the healthcare professions, industry, government and academia. USP creates standards in the packaging, storage and shipping of pharmaceuticals. We believe that each of our pharmacies has the appropriate licenses required under the laws of the state in which it is located and that we conduct our pharmacy operations in accordance with the laws and regulations of these states.

Our mail order pharmacies deliver prescription drugs to the members of benefit plans sponsored by our clients in all 50 states. Many of the states into which we deliver pharmaceuticals and controlled substances have laws and regulations that require out-of-state mail order pharmacies to register with that state’s board of pharmacy or similar regulatory body. We have registered in every state that requires registration for the services we provide. To the extent some of these states have specific requirements for out-of-state mail order pharmacies that apply to us, we believe that we are in compliance with them. In addition, some states have proposed laws to regulate online pharmacies, and we may be subject to this legislation if it is passed.

Federal agencies further regulate our pharmacy operations. Pharmacies must register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The FTC requires mail order sellers of goods to engage in truthful advertising and, generally, to stock a reasonable supply of the product to be sold, to fill mail orders within 30 days and to provide customers with refunds when appropriate. The U.S. Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations. The U.S. Postal Service historically has exercised this statutory authority only with respect to controlled substances. If the U.S. Postal Service restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive.

Third-Party Administration and Other State Licensure Laws. Many states have licensure or registration laws governing companies that perform Third-Party Administration, or TPA, services on behalf of others. The definition of a TPA required to register and comply with these laws varies from state to state. We have obtained licenses in each of the states in which we believe a license is required based on the benefit management services we provide in those states.

In addition, many states have laws or regulations that govern ancillary healthcare organizations, including preferred provider organizations and companies that provide utilization review and related services. The scope of these laws differs significantly from state to state, and the application of these laws to the activities of PBMs is often unclear. We have registered under these laws in states in which we have concluded, after discussion with the appropriate state agency, that registration is required. These regulatory schemes generally require annual or more frequent reporting and licensure renewals and impose other restrictions or obligations affecting PBM services. Changes in these regulatory schemes could adversely affect our business, profitability and growth prospects.

Consumer Protection Laws. Most states have consumer protection laws designed to assure that information provided to consumers is adequate, fair and not misleading. In October 1995, we and Merck entered into settlement agreements with 17 states in which we and Merck agreed to require pharmacists affiliated with our mail order service to disclose to physicians and patients their identity, that they are calling on behalf of Medco and other information when they contact physicians to discuss branded alternatives to a drug the physician has prescribed. Our practices conform to the requirements of these settlement agreements and we believe they conform to other requirements of state consumer protection laws. However, we may be subject to further scrutiny under these consumer protection laws as they are often interpreted broadly. See Item 3, “Legal Proceedings” below.

Antitrust Laws. Since 1993, retail pharmacies have filed over 100 separate lawsuits against pharmaceutical manufacturers, wholesalers and other major PBMs, including us, challenging manufacturer discounting and rebating practices under various federal and state antitrust laws. These suits allege in part that the pharmaceutical manufacturers offered, and we and some other PBMs knowingly accepted, rebates and discounts on purchases of brand-name prescription drugs in violation of the federal Robinson-Patman Act and the federal Sherman Act. The Robinson-Patman Act generally prohibits discriminatory pricing practices. The Sherman Act generally prohibits contracts and combinations that unreasonably restrain trade or monopolization of any part of interstate commerce. Some pharmaceutical manufacturers have settled some of the Sherman Act cases brought on behalf of a nationwide class of retail pharmacies. The class action settlements generally provided for commitments to retail pharmacies by the manufacturers in connection with their discounting practices. The defendants who did not settle the Sherman Act class action cases won on a directed verdict. Some drug manufacturers have settled some actions filed by plaintiffs who opted out of the class action without disclosing the terms of the settlements. Approximately five Robinson-Patman Act cases to which we are a party remain pending. For further information on these cases, see Item 3, “Legal Proceedings—Antitrust Litigation” below.

In 1999, the FTC entered an order to resolve its antitrust concerns resulting from Merck’s acquisition of us in 1993. Among other things, the order requires us to maintain an open formulary that consists of drugs selected and approved by the Pharmacy and Therapeutics Committee. The order also requires that we accept, and accurately reflect on the open formulary, all concessions offered by any other manufacturer of pharmaceutical products. We and Merck also agreed pursuant to the order not to share proprietary or other non-public pricing information received from the other’s competitors unless such information is required for legal or auditing purposes.

Network Access Legislation. As part of our PBM services, we form and manage pharmacy networks by entering into contracts with retail pharmacies. A significant number of states have adopted legislation that may affect our ability to limit access to our retail pharmacy networks or to remove retail pharmacies from a network. This type of legislation, commonly known as “any willing provider” legislation, may require us or our clients to admit into our networks and retain any retail pharmacy willing to meet the price and other terms of our clients’ plans. To date, these statutes have not had a significant impact on our business because for most of our clients, we administer large networks of retail pharmacies and will admit any licensed pharmacy that meets our network’s terms, conditions and credentialing criteria, including adequate insurance coverage and good standing with the relevant state regulatory authorities.

Proposals for Direct Regulation of PBMs. Legislation directly regulating PBM activities in a comprehensive manner has been introduced recently in a number of states. These legislative initiatives have the support of associations representing independent pharmacies. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. If enacted in a state in a form that is applicable to the operations we conduct there, this type of legislation could materially adversely impact us. Georgia has enacted a statute requiring PBMs engaged in the practice of pharmacy to obtain a Georgia pharmacy license. Compliance with this statute has not had a material impact on us. South Dakota has enacted a statute requiring PBMs to license as TPAs and imposing certain disclosure obligations. Maine has enacted a statute imposing fiduciary and disclosure obligations on PBMs; however, the U.S. District Court in Maine has preliminarily enjoined enforcement of the Maine statute.

ERISA Regulation. We typically provide services to a number of different corporations and other sponsors of health plans. These plans are subject to ERISA, which regulates employee pension benefit plans and employee welfare benefit plans, including health benefit and medical plans.

ERISA imposes duties on any person that is a fiduciary with respect to a plan that is subject to ERISA. We administer pharmacy benefit plans according to the plan design choices made by the plan sponsor. We believe that our activities are sufficiently limited that we are not a fiduciary except in those instances in which we have expressly contracted to act as a fiduciary for the limited purpose of addressing benefit claims and appeals, including our program to meet the Department of Labor, or DOL, regulations for claims payment and member appeals. If we are found to be a fiduciary and to have breached our fiduciary duty, or we are found to have breached our fiduciary duty in an instance in which we have contracted to act as a limited fiduciary, we could be subject to claims in connection with the services we provide to a plan, and our financial condition, business, and results of operations could be materially adversely affected.

Since December 1997, a number of lawsuits have been filed against us and Merck, alleging that we should be treated as a “fiduciary” under ERISA and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs. In December 2002, we, Merck and the plaintiffs in five of the original six cases filed against us agreed to a proposed class action settlement of this litigation in order to avoid the significant cost and distraction of protracted litigation. Under the proposed settlement, Merck and we have agreed to pay $42.5 million and we have agreed to change or to continue certain specified business practices for a period of five years. For further information on this litigation and the proposed settlement, see Item 3, “Legal Proceedings—ERISA and Similar Litigation” below.

Anti-Kickback Laws. Subject to certain exceptions, federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal healthcare program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal healthcare programs. These laws are commonly referred to as anti-remuneration or anti-kickback laws. Several states also have similar laws, known as “all payor” statutes, that impose anti-kickback prohibitions on services not covered by federal healthcare programs. Sanctions for violating these federal and state anti-kickback laws may include criminal and civil sanctions and exclusion from participation in federal healthcare programs. Anti-kickback laws vary between states, and courts have rarely interpreted them. However, where courts have reviewed these laws, they have generally ruled that contracts that violate anti-kickback laws are void as a matter of public policy.

Courts, the Office of the Inspector General within the Department of Health and Human Services, or OIG, and some administrative tribunals have broadly interpreted the federal anti-kickback statute. Courts have ruled that a violation of the statute may occur even if only one of the purposes of a payment arrangement is to induce patient referrals or purchases. Among the practices that the OIG has identified as potentially improper under the statute are “product conversion programs” in which benefits are given by pharmaceutical manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. These laws have been cited as a partial basis, along with the state consumer protection laws discussed above, for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to physicians or pharmacists in connection with product conversion programs.

On April 28, 2003, the OIG issued a final voluntary guidance for pharmaceutical manufacturers to consider when developing or implementing programs to assure compliance with laws and regulations pertaining to doing business with federal healthcare programs, such as Medicare and Medicaid. The guidance raises several questions and areas of risk that manufacturers should address in reviewing their business transactions with physicians and other health professionals who influence drug prescribing, drug purchasers such as hospitals and pharmacies, group purchasing organizations and PBMs. The key areas of risk identified by the guidance include discounts and rebates, product support services tied to the purchase of products, educational grants, research funding, and other remuneration to purchasers such as upfront payments, free or reduced-price goods or payments to cover the cost of converting from a competitor’s product. The guidance encourages manufacturers to structure their relationships to fall within several “safe harbors” established under the anti-kickback statute or regulations whenever possible, but also acknowledges that failure to comply with a safe harbor does not mean a business arrangement is illegal. The final guidance recognizes the value of formularies and formulary support activities to promote clinically appropriate, safe, and cost-effective drug therapy. The guidance says that formulary development is unlikely to raise significant anti-kickback issues as long as decisions about clinical efficacy and appropriateness precede and are paramount to considerations of costs. The guidance states that rebates or other payments by manufacturers to PBMs that are based on or otherwise related to a PBM’s customers’ purchases potentially implicate the anti-kickback statute.

We believe that we substantially comply with the legal requirements imposed by these laws and regulations, and that our programs do not involve practices that the OIG has questioned. However, on September 29, 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint against us alleging violations of the federal False Claims Act and asserting other legal claims. On December 9, 2003, the U.S. Attorney’s Office filed an amended complaint, which adds two former employees of the Company as defendants and, among other additional legal claims, asserts a claim against the Company under the Public Contracts Anti-Kickback Act for allegedly making improper payments to health plans to induce such plans to select the Company as a PBM for government contracts. The Commonwealth of Massachusetts and the State of Nevada have intervened in the action. See Item 3, “Legal Proceedings—Government Proceedings and Requests for Information” below.

Regulation of Financial Risk Plans. Although the administration of fee-for-service prescription drug plans by PBMs is not subject to insurance regulation by the states, a few clients seek to limit their exposure in providing prescription drug benefits. In order to provide “stop-loss” insurance to our clients who seek to limit their risk under fee-for-service drug plans, we own three insurance companies: Medco Containment Insurance Company of New Jersey; Medco Containment Insurance Company of New York; and Medco Containment Life Insurance Company. These subsidiary insurance companies are licensed in 48 states and the District of Columbia and are subject to extensive regulatory requirements imposed under the insurance laws of the states in which they are domiciled as well as those in which they have obtained licenses to transact insurance business. These insurance subsidiaries only underwrite risk in connection with our own PBM services and do not represent a separate line of business. Historically, we have provided services to a limited number of our clients through these insurance companies. Premiums paid to the insurance companies and the losses incurred under the insurance coverage during this period were not material to our financial results.

Regulation Relating to Data Transmission and Confidentiality of Patient Identifiable Information. Dispensing of prescriptions and management of prescription drug benefits require the ability to utilize patient-specific information. Government regulation of the use of patient identifiable information has grown substantially over the past several years. At the federal level, Congress has enacted legislation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Department of Health and Human Services, or HHS, has adopted extensive regulation, governing the transmission, use and disclosure of health information by all participants in healthcare delivery, including physicians, hospitals, insurers and other payers. Additionally, regulation of the use of patient identifiable information is likely to increase. Many states have recently passed or are considering laws dealing with the use and disclosure of health information. These proposals vary widely, some relating to only certain types of information, others to only certain uses, and yet others to only certain types of entities. These laws and regulations have a significant impact on our operations, products and services, and compliance with them is a major operational requirement. Regulations and legislation that severely restrict or prohibit our use of patient identifiable information could materially adversely affect our business.

Under HIPAA, Congress required HHS to adopt standards governing the transmission, use and disclosure of individually identifiable health information. HHS adopted Privacy Standards under HIPAA with a compliance deadline of April 14, 2003. The Privacy Standards require covered entities to make available certain rights to individuals, including the right to receive notice of privacy practices describing how their health information may be used or disclosed, the right to access to a copy of health information maintained by the covered entity, the right to request amendment to such health information, the right to an accounting of certain disclosures of health information, and certain rights to request restrictions on how their health information may be used or disclosed. Additionally, the Privacy Standards specifically define permitted uses and disclosures of an individual’s health information, including for purposes of treatment, payment and healthcare operations, and generally require that a covered entity obtain valid written authorization from the individual for other uses and disclosures. The Privacy Standards require covered entities to establish administrative safeguards, including appointment of a privacy official, adoption of policies and practices to assure compliance with the HIPAA standards and to limit use or disclosure of health information in many cases to the minimum amount necessary to accomplish an activity permitted by the Privacy Standards. Medco Health’s pharmacy operations are covered entities which are directly subject to these requirements. In its role as a manager of the prescription benefit, Medco Health is a business associate of health plan clients which are covered entities subject to the Privacy Standards. We have invested considerable time and resources modifying our systems, policies and procedures in order to comply with our obligations under the HIPAA regulations as a covered entity and to develop the capabilities to support compliance by health plan clients.

HIPAA does not preempt state law privacy requirements that are generally conflicting and more restrictive. Therefore, in addition to meeting the requirements of the federal HIPAA privacy standards, we or our clients may be subject to additional requirements and restrictions under numerous state laws and regulations that impact healthcare information. These include applicable pharmacy laws, insurance laws, the federal Gramm-Leach-Bliley law and state regulations governing data use by financial institutions and specific legislation designed to protect the privacy of health data. In addition, legislation has been proposed in some states to further regulate use, disclosure or maintenance of healthcare information or to provide individuals with additional rights with respect to their health information. Such regulation could significantly impact our programs and service offerings and have an adverse effect on our business, profitability and growth prospects.

HHS has adopted Security Standards, National Health Care Provider Identifier Standards and National Employer Identifier Standards under HIPAA with compliance dates beginning April 21, 2005. We are in the process of assessing the requirements under these regulations and will take the steps needed to comply prior to the required date.

Sanctions for failing to comply with HIPAA standards include criminal and civil penalties. If we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for significant damages, fines or penalties.

Regulation Applicable to Clients. We provide services to insurers, managed care organizations, Blue Cross/Blue Shield plans and many others whose ability to offer a prescription benefit may be subject to regulatory requirements and constraints under a number of federal or state regulatory schemes. While we may not be directly subject to these regulations, they can have a significant impact on the services we provide our clients.

•	Formulary Restrictions. A number of states have enacted laws that regulate the establishment of formularies by insurers, HMOs and other third-party payors. These laws relate to the development,

review and update of formularies; the role and composition of pharmacy and therapeutics committees; the availability of formulary listings; the disclosure of formulary information to health plan members; and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where the non-preferred drugs are medically necessary and the formulary drugs are determined to be inappropriate. Additionally, the National Association of Insurance Commissioners is developing a model drug formulary statute, known as the Health Carrier Prescription Benefit Management Model Act, that, if widely enacted, may eventually provide more uniformity for health plans and PBMs. Among other things, the model act would address the disclosure of formulary information to health plan members, members’ access to non-preferred drugs, and the appeals process available to members when coverage of a non-preferred drug is denied by the health plan or PBM. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan clients.

•	Plan Design Restrictions. Some states have legislation that prohibits a health plan sponsor from implementing certain restrictive design features. For example, some states have enacted “freedom of choice” legislation that entitles members of a plan to prescription drug benefits even if they use non-network pharmacies. Some states are implementing rules limiting formulary flexibility. The rules may prevent plans from changing their formularies during the plan year. The rules may mandate coverage of at least two drugs per therapeutic class and limit the difference in co-payments for different tiers on a multi-tiered formulary, or mandate coverage of particular benefits or conditions. Although we operate in these states, this legislation does not generally apply directly to us, but it may apply to some of our clients that are HMOs and insurers. If other states enact similar legislation, PBMs may be less able to achieve economic benefits through health benefit management services and their services may be less attractive to clients.

•	Industry Standards for PBM Functions. The National Committee on Quality Assurance, the American Accreditation Health Care Commission, known as URAC, the Joint Commission on Accreditation of Healthcare Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by PBMs, including home delivery, formulary and drug utilization management. While the actions of these bodies do not have the force of law, PBMs and many clients for PBM services seek certification from them. These bodies may influence the federal government or states to adopt requirements or model acts that they promulgate. The federal government and some states incorporate accreditation standards of these bodies, as well as the standards of the National Association of Insurance Commissioners and the National Association of Boards of Pharmacy, into their drug utilization review regulation. Future initiatives of these bodies are uncertain, and resulting standards or legislation could impose restrictions on us or our clients in a way that could significantly impact our business.

Managed Care Reform. The federal government has proposed, and several state governments have proposed or enacted, “Patients’ Bill of Rights” and other legislation aimed primarily at improving the quality of care provided to individuals enrolled in managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care, as well as mandate the content of the appeals or grievance process when a health plan member is denied coverage. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by a few states to date vary greatly, and the extent to which future legislation may be enacted is uncertain. However, these initiatives could greatly impact the managed care and pharmaceutical industries and, therefore, could have a material adverse impact on our financial condition, business and results of operations.

Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans. The federal Medicaid rebate statute provides that manufacturers must provide rebates on all drugs purchased by the Medicaid program. Manufacturers of brand-name products must provide a rebate equivalent to the greater of (a) 15.1% of the “average manufacturer price”, or AMP, to wholesalers for products distributed to the retail class of trade and (b) the difference between AMP and the “best price” to customers other than the Medicaid program, with certain exceptions. Some manufacturers may see these policies as a disincentive to offering rebates or discounts to private purchasers, including the plans we represent.

In addition, under the Federal Supply Schedule, the federal government seeks and obtains favorable pricing based on manufacturers’ commercial prices and sales practices. Some states have adopted legislation or regulations providing that a pharmacy participating in the state’s Medicaid program must give program patients the best price that the pharmacy makes available to any third party plan. These requirements are sometimes referred to as “most favored nation” payment systems. Other states have enacted “unitary pricing” legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. A number of states have also recently introduced legislation seeking to control drug prices through various statutory limits, rebates or discounts extending to one or more categories of the state’s population. This legislation and regulation could adversely affect our ability to negotiate discounts from network pharmacies or manufacturers or otherwise discourage the use of the full range of our services by current or future clients.

Recently, the federal government has increased its attention to how drug manufacturers develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to many payment formulas, the use of Average Wholesale Price, or AWP, as a standard pricing unit throughout the industry, has been criticized as not accurately reflecting prices actually charged and paid at the wholesale or retail level. The Department of Justice is currently conducting, and the House Commerce Committee has conducted, an investigation into the use of AWP for federal program reimbursement, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs. These proposals and other legislative or regulatory adjustments that may be made to the program for reimbursement of drugs by Medicare and Medicaid, if implemented, could affect our ability to negotiate discounts with pharmaceutical manufacturers. In addition, they may affect our relations with pharmacies and health plans. In some circumstances, they might also impact the reimbursement that our mail order pharmacy receives from managed care organizations that contract with government health programs to provide prescription drug benefits or otherwise elect to rely on the revised pricing information. Furthermore, private payers may choose to follow the government’s example and adopt different drug pricing bases. This could affect our ability to negotiate with plans, manufacturers and pharmacies regarding discounts and rebates and could have a material adverse effect on our financial condition and results of operations.

Medicare Prescription Drug Benefit. On December 8, 2003, President Bush signed into law H.R. 1, the “Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (P.L. 108-173) (the “Act”). The Act offers far-reaching changes to the Medicare program, including changes to the current Medicare+Choice program, administrative and contracting reforms, changes to Medicare provider reimbursement and the creation of a new type of health savings account. Most notably, the Act establishes a new Medicare Part D outpatient prescription drug benefit for the approximately 35 million Americans who are age 65 and older, the most significant change to healthcare coverage for senior citizens since the inception of Medicare nearly 40 years ago. Starting January 1, 2006, senior citizens will have the opportunity to enroll in Medicare Part D. Although we are currently unable to assess the impact that Medicare Part D will have on our clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members, our clients will have a variety of options to consider for providing drug coverage to their retirees. For example, following the inception of Medicare Part D, our clients may continue to provide primary coverage for their Medicare-eligible members and receive a government subsidy if the client’s plan is actuarially equivalent to standard Medicare Part D coverage. In general, the implications for PBMs of the Medicare Part D benefit, as well as other aspects of the Act, will not be clear until the Centers for Medicare & Medicaid Services publishes rules in response to the Act.

State Prescription Drug Assistance Programs. Many states are also considering establishing or expanding state drug assistance programs that would increase access to drugs by those currently without coverage. We are not able to assess at this time whether any of these state proposals will be enacted, how they would address drug cost, how they would coordinate with the Medicare prescription drug legislation discussed above, the coordination of benefits with other coverage or the role of pharmacy benefit management, nor can we assess any impact such a benefit would have on the decision of any of our clients to offer a prescription drug benefit.

Federal Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws targets false claims and fraudulent billing activities. One of the most significant is the federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. On September 29, 2003, the U.S. Attorney’s office for the Eastern District of Pennsylvania filed a complaint against us alleging violations of the federal False Claims Act and similar state laws and asserting other legal claims. See Item 3, “Legal Proceedings—Government Proceedings and Requests for Information” below.

Health Management Services Regulation. All states regulate the practice of medicine and the practice of nursing. To our knowledge, no PBM has been found to be engaging in the practice of medicine or the practice of nursing by reason of its health management services. However, a federal or state regulatory authority may assert that some services provided by a PBM, including us, constitute the practice of medicine or the practice of nursing and are therefore subject to federal and state laws and regulations applicable to the practice of medicine and/or the practice of nursing.

Employees

As of December 27, 2003, we had approximately 13,150 full time employees and approximately 500 part-time employees. We have collective bargaining agreements covering approximately 51% of our employees. These agreements, which have terms ranging from three to eleven years, expire at various dates through November 2008. Specifically, approximately 5,600 employees at our facilities in Florida, Nevada, New Jersey, Ohio, Pennsylvania, Texas and Washington are covered by collective bargaining agreements with the Paper, Allied-Industrial, Chemical & Energy Workers International Union, AFL-CIO, CLC, approximately 1,100 employees at our Nevada and New Jersey call center and claims processing and card production operations facilities are covered by collective bargaining agreements with the Retail, Wholesale and Department Store Union, AFL-CIO, CLC, and approximately 260 pharmacists at our Columbus, Ohio facility are represented by the Association of Managed Care Pharmacists. We have not experienced any work stoppages in more than six years and consider our relations with our employees and their unions to be good.

Item 2.	Properties.

We own or lease 65 facilities throughout the United States and the Commonwealth of Puerto Rico. We believe our facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our existing facilities contain an aggregate of approximately 3,000,000 square feet. Our corporate offices are located in Franklin Lakes, New Jersey and accommodate our headquarters, including our executive, client support, information technology, financial, legal, and clinical support and operations support staff.

Our mail order pharmacy infrastructure consists of 10 mail order pharmacies throughout the United States, eight of which contain prescription processing centers and four of which engage in mail order dispensing activities. In our prescription processing centers, we receive and record prescriptions, conduct clinical utilization reviews, contact physicians to resolve any questions and then approve and route the prescriptions to one of our four mail order dispensing pharmacies. In the four dispensing pharmacies, two of which are our automated pharmacies in Las Vegas, Nevada and Willingboro, New Jersey, we dispense the medication and then pre-sort for shipment to patients by mail or courier. We also operate seven call center pharmacies with access 24 hours a day, seven days a week to respond to calls from our clients, their members, pharmacists and physicians.

The following table sets forth information with respect to our principal facilities:

Location	Owned/ Leased	Approximate Square Footage	Type
Franklin Lakes, NJ	Owned	652,000	Corporate headquarters
Willingboro, NJ	Owned	271,000	Automated dispensing pharmacy
Las Vegas, NV	Owned	215,000	Automated dispensing pharmacy, call center pharmacy

Location	Owned/ Leased	Approximate Square Footage	Type
Fair Lawn, NJ	Leased	77,000	Data center
Montvale, NJ	Leased	140,000	Office
Waukesha, WI	Leased	52,000	Office
Parsippany, NJ	Leased	178,000	Prescription processing center, call center pharmacy
Tampa, FL	Leased	143,000	Prescription processing center
Columbus, OH	Owned	136,000	Prescription processing center, dispensing pharmacy
Fairfield, OH	Owned	100,000	Prescription processing center
Liberty Lake, WA	Owned	25,000	Prescription processing center
Fort Worth, TX	Leased	83,000	Prescription processing center
North Versailles, PA	Leased	39,000	Prescription processing center
Richmond, VA	Leased	3,000	Prescription processing center, dispensing pharmacy
Tampa, FL	Leased	124,000	Call center pharmacy
Dublin, OH	Leased	92,000	Call center pharmacy
Columbus, OH	Owned	48,000	Call center pharmacy
Irving, TX	Leased	62,000	Call center pharmacy
Henderson, NV	Leased	41,000	Call center pharmacy

Insurance

The Company maintains insurance coverage with such deductibles and self-insurance as management believes adequate for its needs under current circumstances. Such coverage reflects market conditions (including cost and availability) existing at the time it is written. Our PBM operations, including the dispensing of pharmaceutical products by our mail order pharmacies, and our health management services, may subject us to litigation and liability for damages. Historically, we have not had any product or professional liability claims that have exceeded our insurance coverage amount, and any claims have not been material. We believe that our insurance coverage protection for these types of claims is adequate. However, we might not be able to maintain our professional and general liability insurance coverage in the future, and insurance coverage might not be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect on our financial condition and results of operations. The Company believes that most of the claims described under Item 3, “Legal Proceedings” below are unlikely to be covered by insurance. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Relating to Our Business—We may be subject to liability claims for damages and other expenses that are not covered by insurance”.

Item 3.	Legal Proceedings.

Government Proceedings and Requests for Information

On September 29, 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania alleging violations of the federal False Claims Act and asserting other legal claims. The complaint alleges, among other things, that we canceled and later re-entered prescriptions in order to avoid violating contractual guarantees regarding prescription dispensing turnaround times in its mail order pharmacies; dispensed fewer pills than reported to the patient and charged clients based on the reported number of units dispensed; favored the products of certain manufacturers, including Merck, over less expensive products; and engaged in improper pharmacy practices. On December 9, 2003, the U.S. Attorney’s Office filed an amended complaint, which adds two of our former employees as defendants and, among other additional legal claims, asserts a claim against us under the Public Contracts Anti-Kickback Act for allegedly making improper payments to health plans to induce such plans to select us as a PBM for government contracts. The Commonwealth of Massachusetts and the State of Nevada have intervened in the action.

The U.S. Attorney’s Office’s filing of the complaint and amended complaint followed its June 23, 2003 filing of a notice of intervention with respect to two pending qui tam, or whistleblower, complaints originally filed in February 2000 under the federal False Claims Act and similar state laws. The qui tam actions are currently pending. In one of the actions, Merck is named as a defendant.

The U.S. Attorney’s Office seeks, among other things, to change our business practices and to impose monetary damages and fines that could have a materially adverse impact on the Company’s financial condition, business and results of operations. On December 19, 2003, we filed a motion to dismiss the U.S. Attorney’s Office’s complaint and the two qui tam actions discussed above. The court has not yet ruled on the motion.

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (STRS), a former client, filed a complaint against Merck and us in the Ohio Court of Common Pleas. STRS alleges, among other things, that we overcharged STRS on mail order dispensing fees; charged more for generic drugs filled through mail order than retail pharmacies charge for the same drugs; canceled and re-entered prescription orders in order to meet contractual performance guarantees regarding turnaround times; undercounted pills; and engaged in other unlawful pharmacy practices. Many of the allegations appear to be taken directly from the complaint filed by the U.S. Attorney’s Office discussed above. STRS asserts claims against us for breach of contract, against Merck for tortious interference with contract, and against both Merck and us for breach of fiduciary duties; violation of state consumer protection and deceptive trade practices laws; unjust enrichment; and fraud.

On April 16, 2003, we received a letter from the Office of the Maine Attorney General seeking information concerning our PBM practices. The letter was written on behalf of Maine and 21 other states, and is in connection with a review of the pharmaceutical industry and PBM practices. We understand that two additional states have joined the group of states conducting such review, and that three states have withdrawn from the group.

We are cooperating with Maine and the other states to provide them with more information about our business practices. Such cooperation includes informal discussions with various states from time to time and responses to requests from certain states for information specific to those states. We cannot predict the outcome of these investigations or whether any related actions challenging our business practices will be commenced.

We believe that our business practices comply in all material respects with applicable laws and regulations and we intend to vigorously defend the actions described above. Nevertheless, the outcome of the proceedings and requests for information discussed above is uncertain. The actions and requests for information are at an early stage, and we are unable to predict whether additional claims and actions (including actions seeking injunctive relief) will be asserted or to predict the total relief (including damages and fines) that could be made. These lawsuits and the investigations described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry, including the PBM industry and its practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in Congress and in state legislatures, and investigations and public statements by law enforcement officials. These factors contribute to the uncertainty regarding the possible course and outcome of the litigation and investigations discussed above.

We are unable to predict the outcome of any of the lawsuits or investigations described above. In addition, in connection with our separation from Merck, we entered into an indemnification and insurance matters agreement with Merck. To the extent that we are required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in our making indemnification payments in amounts that could be material, in addition to any damages that we are required to pay. For these reasons, an adverse outcome in one of these suits or in any proceeding arising from one of these investigations could result in material fines and damages; material changes to our business practices; loss of (or litigation with) clients; and other penalties; and any of those consequences could have a material adverse effect on our financial condition, business, liquidity and operating results.

ERISA and Similar Litigation

On December 17, 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck and us. The suit alleges that we should be treated as a “fiduciary” under the provisions of ERISA and that we breached fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs. After the Gruer case was filed, six other cases have been filed in the same court asserting similar claims; one of these cases was voluntarily dismissed. The plaintiffs in these cases, who are individual plan members and claim to represent the interests of six different pharmaceutical benefit plans for which we are the PBM, contend that, in accepting and retaining certain rebates, we have failed to make adequate disclosure and have acted in our own best interest and against the interests of our clients. The plaintiffs also allege that we were wrongly used to increase Merck’s market share, claiming that under ERISA our drug formulary choices and therapeutic interchange programs were “prohibited transactions” that favor Merck’s products. The plaintiffs have demanded that Merck and we turn over any unlawfully obtained profits to a trust to be set up for the benefit plans.

In December 2002, Merck and we agreed to settle the Gruer series of lawsuits on a class action basis to avoid the significant cost and distraction of protracted litigation. We, Merck and the plaintiffs in five of these six cases filed a proposed class action settlement with the court. On July 31, 2003, the court granted preliminary approval to the settlement. Under the proposed settlement, we and Merck have agreed to pay $42.5 million, and we have agreed to change or to continue certain specified business practices for a period of five years. The proposed settlement would resolve litigation by pharmaceutical benefit plans against Merck and us based on ERISA and similar claims, except with respect to those plans that affirmatively opt out of the settlement. It does not involve the release of any potential antitrust claims. The release of claims under the settlement would cover the period from December 17, 1994 to the date that the settlement receives final approval. In September 2003, we paid $38.3 million to an escrow account, representing our portion, or 90%, of the proposed settlement. This payment was charged against accrued expenses and other current liabilities, as the liability was recorded in prior periods. On December 11, 2003, the court conducted a hearing for the purpose of entertaining objections to the settlement, several of which have been filed, and determining, among other things, whether the settlement should be finally approved. At the hearing, the court directed that additional notices of the settlement be mailed to certain members of the settlement class. The hearing will continue in or about May 2004. The settlement becomes final only if and when the court grants final approval and all appeals have been exhausted. The plaintiff’s plan in the sixth case discussed above has elected to opt out of the settlement.

Similar ERISA-based complaints against Merck and us have been filed in eight additional actions by ERISA plan participants, purportedly on behalf of their plans, and, in some of the actions, similarly situated self-funded plans. The complaints in these actions rely on many of the same allegations as the Gruer series of lawsuits discussed above. The ERISA plans themselves, which are not parties to these lawsuits, have elected to participate in the proposed settlement discussed above. In addition, a proposed class action complaint against Merck and us has been filed by trustees of another benefit plan in the U.S. District Court for the Northern District of California. This plan has elected to opt out of the settlement. These nine cases have been transferred and consolidated in the Southern District of New York by order of the Judicial Panel on Multi-district Litigation.

On April 2, 2003, a lawsuit captioned Peabody Energy Corporation v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Missouri. The complaint, filed by one of our former clients, relies on allegations similar to those in the ERISA cases discussed above, in addition to allegations relating specifically to Peabody, which has elected to opt out of the settlement described above. The complaint asserts that we breached fiduciary duties under ERISA, violated a New Jersey consumer protection law, improperly induced the client into contracting with us, and breached the resulting agreement. The plaintiff seeks compensatory, punitive and treble damages, as well as rescission and restitution of revenues that were allegedly improperly received by us. On October 28, 2003, the Judicial Panel on Multidistrict Litigation transferred this action to the Southern District of New York to be consolidated with the ERISA cases pending against us in that court.

On December 23 2003, Peabody filed a similar action against Merck in the U.S. District Court for the Eastern District of Missouri. The complaint relies on allegations similar to those in the ERISA cases discussed above and in the case filed by Peabody against us. The complaint asserts claims that Merck violated federal and state racketeering laws, tortiously interfered with Peabody’s contract with us, and was unjustly enriched. The plaintiff seeks, among other things, compensatory damages of approximately $35 million, treble damages, and restitution of revenues that were allegedly improperly received by Merck.

On March 17, 2003, a lawsuit captioned American Federation of State, County and Municipal Employees v. AdvancePCS et al., based on allegations similar to those in the ERISA cases discussed above, was filed against us and other major PBMs in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The plaintiff, which purports to sue on behalf of itself, California non-ERISA health plans, and all individual participants in such plans, seeks injunctive relief and disgorgement of revenues that were allegedly improperly received by us. The court recently denied the defendant PBMs’ motion to dismiss the action.

On June 11, 2002, a lawsuit captioned Miles v. Merck-Medco Managed Care, L.L.C., based on allegations similar to those in the ERISA cases discussed above, was filed against Merck and us in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The plaintiff, who purports to sue on behalf of the general public of California, seeks injunctive relief and disgorgement of the revenues that were allegedly improperly received by Merck and us. The Miles case was removed to the U.S. District Court for the Southern District of California and, pursuant to the Multidistrict Litigation order discussed above, was later transferred to the Southern District of New York and consolidated with the ERISA cases pending against Merck and us in that court. The court has not yet ruled on the plaintiff’s motion to remand the case back to the California state court.

On October 25, 2002, we filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting our right to retain certain cost savings in accordance with our written agreement with the West Virginia Public Employees Insurance Agency, or PEIA. On November 13, 2002, the State of West Virginia and PEIA filed a separate lawsuit against Merck and us, also in the Circuit Court of Kanawha County, West Virginia. This action was premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, conspiracy, tortious interference, unjust enrichment, accounting, fraud and breach of contract. The State of West Virginia and PEIA sought civil penalties; compensatory and punitive damages, and injunctive relief. In March 2003, in the declaratory judgment action, PEIA filed a counterclaim, and the State of West Virginia, which was joined as a party, filed a third-party complaint against Merck and us, raising the same allegations asserted by PEIA and the State of West Virginia in their November 2002 action described above. We and Merck filed a motion to dismiss the November 2002 action filed by the State of West Virginia and PEIA, and also filed a motion to dismiss the counterclaim and third-party complaint filed by the State of West Virginia and PEIA in our declaratory judgment action. On November 6, 2003, the court granted the motion to dismiss the Consumer Protection Act claims and certain other state law claims, including the claims for conspiracy and tortious interference. The court also dismissed without prejudice the various fraud claims. The court denied the motion to dismiss with respect to the claims for breach of contract, accounting and unjust enrichment. On December 2, 2003, PEIA filed an amended counterclaim and third-party complaint against Merck and us, seeking to reassert its fraud claims and restate certain of its other claims. On December 12, 2003, Merck filed a motion to dismiss all of the claims against it. The court has not yet ruled on that motion.

On July 21, 2003, a lawsuit captioned Group Hospitalization and Medical Services v. Merck-Medco Managed Care, et al., was filed against us in the Superior Court of New Jersey. In this action, our former client, CareFirst Blue Cross Blue Shield, asserts claims for violation of fiduciary duty under state law, breach of contract; negligent misrepresentation, unjust enrichment; violations of certain District of Columbia laws regarding consumer protection and restraint of trade, and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims, and restitution.

We do not believe that we are a fiduciary under ERISA, and we believe that our business practices comply with all applicable laws and regulations. We have denied all allegations of wrongdoing and are vigorously defending all of the lawsuits described above, although we have proposed to settle some of them as described above. Many of these lawsuits seek damages in unspecified amounts, which could be material, and some seek treble or punitive damages or restitution of profits, any of which could be material in amount. The outcome of each of these lawsuits is uncertain, and an adverse determination in any one of them could result in material damages or restitution and could materially limit our business practices. In addition, to the extent that we are required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in us making indemnification payments in amounts that could be material, in addition to any damages that we are required to pay. For these reasons, an adverse determination in any one or more of these lawsuits could have a material adverse effect on our business, financial condition, liquidity and operating results.

Antitrust Litigation

On August 15, 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al., was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck and us. The plaintiffs, which seek to represent a national class of retail pharmacies that have contracted with us, allege that we have conspired with, acted as the common agent for, and used the combined bargaining power of, plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, we have engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. In November 2003, we and Merck filed motions to dismiss the complaint. The court has not yet ruled on those motions.

On October 1, 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al., was filed in the U.S. District Court for the Northern District of Alabama against Merck and us. The plaintiffs, which seek to represent a national class of independent retail pharmacies that have contracted with us, allege in an amended complaint that we have engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed. The plaintiffs allege that, through such concerted action, we have engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief.

On January 20, 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against Merck and us in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that have contracted with us and that have indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, we have failed to maintain an Open Formulary (as defined in the consent injunction), and that we and Merck have failed to prevent nonpublic information received from competitors of Merck and us from being disclosed to each other. The complaint also copies verbatim many of the allegations in the Amended Complaint filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed above. The plaintiffs further allege that, as a result of these alleged practices, we have been able to increase our market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with us have been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits, and injunctive relief.

We deny all allegations of wrongdoing and intend to vigorously defend the Brady, North Jackson Pharmacy, and Alameda Drug Company cases. However, the outcome of these lawsuits is uncertain, and an adverse determination in any of them could result in material damages, which could be trebled, and could materially limit our business practices. In addition, to the extent that we are required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in our making indemnification payments in amounts that could be material, in addition to any damages that we are required to pay. For these reasons, an adverse determination in any of these lawsuits could have a material adverse effect on our business, financial condition, liquidity and results of operations.

There remain approximately five lawsuits on behalf of fewer than ten plaintiffs, to which we are a party, filed by retail pharmacies against pharmaceutical manufacturers, wholesalers and other major PBMs, challenging manufacturer discounting and rebating practices under various state and federal antitrust laws, including the Robinson-Patman Act. These suits, which were a part of a consolidated Multidistrict Litigation, captioned In re Brand Name Prescription Drug Antitrust Litigation, allege that we knowingly accepted rebates and discounts on purchases of brand-name prescription drugs in violation of the federal Robinson-Patman Act. These suits seek damages and to enjoin us from future violations of the Robinson-Patman Act. Merck has agreed to indemnify us for any monetary liabilities related to these lawsuits. However, any adverse judgment or injunction could significantly limit our ability to obtain discounts and rebates.

Securities Litigation

We and Merck are named as defendants in a number of purported class action lawsuits, all relating to our revenue recognition practices for retail co-payments paid by members of plans for which we provide PBM services. The class action lawsuits were consolidated and amended to assert claims against Merck and us and certain of our officers and directors relating to our revenue recognition practices for retail co-payments, rebates received by us, and our independent status. We and Merck have filed a motion to dismiss these lawsuits.

On July 31, 2003, a shareholders derivative complaint was filed in the U.S. District Court for the District of New Jersey against Merck and us, certain of our officers and directors, and Arthur Andersen LLP. The lawsuit is based on allegations relating to our revenue recognition practices for retail co-payments, and it further alleges that certain individual defendants breached their fiduciary duty by failing to prevent such practices from occurring and also failing to prevent the conduct at issue in the Gruer complaint and related actions, the antitrust claims pending in the Northern District of Illinois, and the qui tam actions in which the U.S. Attorney’s Office for the Eastern District of Pennsylvania has intervened, each of which is described above. The complaint seeks monetary damages from Merck and us in an unspecified amount, as well as injunctive and other relief. Merck and we have filed a motion to dismiss the complaint.

We deny all allegations of wrongdoing and are vigorously defending each of the lawsuits described above. These lawsuits seek damages in unspecified amounts, which could be material. Merck has agreed to indemnify us for a significant portion of any monetary liabilities related to these lawsuits. However, we could be liable for a material amount of any residual liabilities not indemnified by Merck, and an adverse determination could materially limit our business practices. For these reasons, an adverse determination in any one or more of these lawsuits could have a material adverse effect on our business, financial condition and operating results.

Tamoxifen Litigation

On May 20, 2002, a lawsuit captioned Kessler v. Merck-Medco Managed Care, L.L.C. was filed in the Superior Court of New Jersey. The plaintiff, who purported to represent a member class, alleged that we improperly classified Tamoxifen as a brand-name drug, resulting in a higher co-payment for members. The complaint asserted claims under the New Jersey Consumer Fraud Act and for unjust enrichment. On December 18, 2002, a putative class action lawsuit containing substantially similar allegations to the Kessler case, captioned Smith v. Medco Health Solutions, Inc., was filed in the Superior Court of New Jersey. On June 17, 2003, a putative class action lawsuit containing substantially similar allegations, captioned Del Greco v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Southern District of New York. The plaintiff in this action, however, asserted that our alleged misclassification of Tamoxifen improperly denied plan benefits and breached an alleged fiduciary duty under ERISA. On December 5, 2003, the court granted our motion for summary judgment in the Smith and Kessler actions and dismissed all of the claims. On December 5, 2003, the court in the Del Greco action granted our motion to dismiss with respect to nearly all of the claims, including all monetary claims. The plaintiff in the Del Greco case has asked the court to reconsider that ruling, but the court has not yet ruled on that motion.

Other

We are also involved in various claims and legal proceedings of a nature considered normal to our business, principally employment and commercial matters. Although the range of loss for all of these unresolved matters above is not subject to reasonable estimation and it is not feasible to predict or determine the final outcome of all of the above proceedings with certainty, our management does not believe that they would result in a material adverse effect on our financial position or liquidity, either individually or in the aggregate. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by the ultimate resolutions of these matters, or changes in our assumptions or our strategies related to these proceedings.

We believe that most of the claims made in these legal proceedings and government investigations would not likely be covered by insurance.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters.

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol MHS. The following table sets forth the range of high and low common stock market prices for fiscal 2003, beginning August 8, 2003, when “when-issued” trading commenced:

	THIRD QUARTER 2003	FOURTH QUARTER 2003
High	$27.70	$38.00
Low	$20.50	$24.15

On March 18, 2004, the closing market price of our common stock on the NYSE was $32.85, and there were 140,597 shareholders of record.

We currently do not pay dividends and do not plan to pay dividends in the foreseeable future.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under Part III, Item 12 of this Form 10-K and such information is incorporated herein by reference.

Item 6.	Selected Financial Data.

The following table presents our selected historical consolidated financial and operating data. The selected historical financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

(In millions, except for per share data) AS OF AND FOR THE FISCAL YEARS ENDED	DECEMBER 27, 2003	DECEMBER 28, 2002	DECEMBER 29, 2001	DECEMBER 30, 2000(1)	DECEMBER 25, 1999
Consolidated Statement of Income Data:
Product net revenues	$33,913.1	$32,573.0	$28,709.3	$21,979.2	$16,675.4
Service revenues	351.4	385.5	361.3	287.1	221.2

Total net revenues	34,264.5	32,958.5	29,070.6	22,266.3	16,896.6

Cost of operations:
Cost of product net revenues	32,552.7	31,483.9	27,601.1	21,010.8	15,865.4
Cost of service revenues	189.7	173.8	185.6	143.4	106.1

Total cost of revenues	32,742.4	31,657.7	27,786.7	21,154.2	15,971.5
Selling, general and administrative expenses	686.4	587.7	578.4	483.1	415.1
Amortization of goodwill	—	—	106.9	103.3	99.1
Amortization of intangibles	94.3	84.9	84.9	84.0	82.9
Interest and other (income) expense, net	12.7	7.9	(4.6)	(5.8)	(3.7)

Total cost of operations	33,535.8	32,338.2	28,552.3	21,818.8	16,564.9

Income before provision for income taxes	728.7	620.3	518.3	447.5	331.7
Provision for income taxes	302.9	258.7	261.7	230.7	179.7

Net income	$425.8	$361.6	$256.6	$216.8	$152.0

Earnings Per Share Data:(2)
Basic net income per share	$1.58	$1.34	$0.95	$0.80	$0.56

(In millions, except for per share data) AS OF AND FOR THE FISCAL YEARS ENDED	DECEMBER 27, 2003	DECEMBER 28, 2002	DECEMBER 29, 2001	DECEMBER 30, 2000(1)	DECEMBER 25, 1999
Shares used in computing basic net income per share	270.1	270.0	270.0	270.0	270.0
Diluted net income per share	$1.57	$1.34	$0.95	$0.80	$0.56
Shares used in computing diluted net income per share	270.8	270.0	270.0	270.0	270.0
Pro Forma Presentation Assuming SFAS 142 Was in Effect for All Periods:(3)
Pro forma income before provision for income taxes	$728.7	$620.3	$625.2	$550.8	$430.8
Provision for income taxes	302.9	258.7	261.7	230.7	179.7

Pro forma net income	$425.8	$361.6	$363.5	$320.1	$251.1

Pro forma basic net income per share	$1.58	$1.34	$1.35	$1.19	$0.93
Pro forma diluted net income per share	$1.57	$1.34	$1.35	$1.19	$0.93

Consolidated Balance Sheet Data:
Working capital(4)	$1,155.0	$1,171.5	$724.4	$868.3	$764.4
Goodwill, net	$3,310.2	$3,310.2	$3,310.2	$3,419.6	$3,362.1
Intangible assets, net	$2,320.5	$2,414.8	$2,499.7	$2,584.6	$2,629.5
Total assets	$10,263.0	$9,922.5	$9,251.8	$8,914.8	$8,464.4
Total debt(5)	$1,396.1	$—	$—	$—	$—
Deferred tax liabilities	$1,177.5	$1,197.7	$1,154.2	$1,144.1	$1,158.7
Total stockholders’ equity	$5,080.0	$6,635.6	$6,268.3	$6,358.3	$6,070.2
Supplemental Information (Unaudited):
EBITDA(6)	$1,035.7	$885.6	$836.6	$730.9	$591.5
EBITDA per adjusted prescription(6)	$1.50	$1.24	$1.22	$1.26	$1.20
Net cash provided by operating activities	$1,123.9	$470.3	$658.8	$365.5	$345.5
Net cash used by investing activities	$(119.1)	$(240.4)	$(330.2)	$(415.0)	$(195.0)
Net cash (used by) provided by financing activities	$(380.7)	$(231.8)	$(340.9)	$67.1	$(145.0)
Prescriptions administered	532.0	548.2	537.2	451.9	372.0
Mail order	78.1	81.7	74.7	65.1	60.6
Retail	453.9	466.5	462.5	386.8	311.4

Notes to Selected Historical Consolidated Financial and Operating Data:

(1)	53-week fiscal year.

(2)	In May 2002, we converted from a limited liability company wholly-owned by Merck to a corporation wholly-owned by Merck and issued 270,000,000 shares of $0.01 par value common stock. The financial information has been revised to retroactively reflect this transaction for all periods presented.

(3)	Effective December 30, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), under which we ceased amortizing goodwill. This pro forma financial information presents the impact of adopting SFAS 142 as if it had been adopted for all periods presented. The December 27, 2003 and the December 28, 2002 financial results already reflect the adoption of SFAS 142 and therefore no pro forma adjustment is necessary.

(4)	Calculated as current assets less current liabilities.

(5)	We had no debt outstanding prior to August 12, 2003.

(6)

EBITDA consists of earnings before interest income/expense, taxes, depreciation and amortization. We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income, and cash flow from operations, which measures actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance, and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flow from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our statement of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods:

(In millions, except for EBITDA per adjusted prescription data) FOR THE FISCAL YEARS ENDED	DECEMBER 27, 2003		DECEMBER 28, 2002		DECEMBER 29, 2001	DECEMBER 30, 2000	DECEMBER 25, 1999
Net income	$425.8		$361.6		$256.6	$216.8	$152.0
Add (deduct):
Interest and other (income) expense, net	23.7	(1)	7.9	(2)	(4.6)	(5.8)	(3.7)
Provision for income taxes	302.9		258.7		261.7	230.7	179.7
Depreciation expense	189.0		172.5		131.1	101.9	81.5
Amortization expense	94.3		84.9		191.8	187.3	182.0

EBITDA	$1,035.7		$885.6		$836.6	$730.9	$591.5

Adjusted prescriptions(3)	688.2		711.6		686.6	582.1	493.2

EBITDA per adjusted prescription	$1.50		$1.24		$1.22	$1.26	$1.20

(1)	Excludes a one-time gain of $11 million from the sale of a minority equity investment in a nonpublic company in the first quarter of 2003.

(2)	Includes approximately $11 million of interest rate swap termination costs and debt issuance costs expensed in the second quarter of 2002.

(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are one of the nation’s largest prescription benefit managers, and we provide sophisticated programs and services for our clients and the members of their prescription benefit plans, as well as for the physicians and pharmacies the members use. We were acquired as a wholly-owned subsidiary of Merck and Co., Inc. (“Merck”) on November 18, 1993, and were spun off as a separate publicly traded enterprise (“the separation”) on August 19, 2003. Our programs and services help our clients control the cost and enhance the quality of the prescription drug benefits they offer to their members. We accomplish this by providing prescription benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail order pharmacies. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans.

We operate in a competitive market that is characterized by pricing and margin pressures as clients seek to control the growth in the cost of providing prescription drug benefits to their members. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name products and the introduction of new products produced by pharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention throughout the United States as they contribute significantly to the rise in the national cost of healthcare. Our business model is designed to reduce this level of drug trend.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our customers are paramount to our success; the retention of these customers and winning new customers poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies going forward. In addition, in large part because of the current political focus in the United States on the cost of prescription drugs, we are the subject of lawsuits and negative press, even though our primary mission is to curb the costs at issue.

Key Indicators Reviewed By Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail order revenue; adjusted prescription volume; generic penetration; gross margin percentage; diluted earnings per share; Earnings Before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription.

We believe these measures highlight key business trends and are important in evaluating our overall performance. These measures are also reflective of the success of our execution of strategic objectives. See “—EBITDA” below.

2003 Financial Performance Summary

Our net income increased by 18% to $426 million in 2003. Our 2003 EBITDA per adjusted prescription increased 21% to $1.50. While our total net revenues grew by 4% to over $34 billion, our total cost of revenues increased at the lower rate of 3.7%, which resulted in a gross margin percentage improvement to 4.4% in 2003 from 3.9% in 2002. Our gross margin improvement contributed $221 million to our growth in income before provision for income taxes of $108 million, with a partial offset from $99 million in increased selling, general and administrative expenses, and interest and intangible amortization growth totaling $14 million. Our results of operations in 2003 also include $69 million of restructuring expenses on a pre-tax basis. Approximately $46 million of these restructuring costs are recorded in cost of revenues, with the remaining $23 million reflected in selling, general and administrative expenses.

Our revenue continued to increase despite a 4.4% decline in mail order prescription volume and a 2.7% decline in retail volume, with these volume declines primarily the result of the loss of clients in 2002 and the non-renewal of a mail order only client in early 2003. The revenue growth was caused by overall higher prices charged by brand-name pharmaceutical manufacturers, reflecting inflation and the introduction of newer higher-cost medications. This growth was partially offset by the volume declines from lost business and lower utilization growth and steeper discounting to our clients. The discounts are associated with increased utilization of generic drugs by our customers’ membership. Our percentage of prescriptions dispensed that were generics increased to 43.8% in 2003 compared to 40.5% in 2002.

This increase in generic utilization not only saves our clients and their membership in drug costs, but it also was a key contributor to our 2003 margin growth, particularly in mail order, because we were able to purchase significant quantities of generic drugs for our mail order pharmacies at greater volume discounts than brand-name drugs. Further contributing to our gross margin improvement were increased brand pharmaceutical manufacturer rebates, reflecting improved formulary management as well as the achievement of market share requirements. In 2002, market share requirements were reestablished as a result of new or renegotiated contracts, essentially increasing performance requirements for earning rebates. The majority of these rebates are shared with our clients in the form of direct rebate pass-backs, guarantees, and steeper pricing discounts, which ultimately benefit our clients and their members through lower drug costs.

The efficiency of our operations is critical to sustaining our profitability, since we are a low-margin business with only a small percentage of our revenue flowing to net income. We have continued to yield productivity improvements from our significant historical investments in pharmacy automation, Internet and integrated voice-response technologies. The drive to further optimize our efficiency resulted in charges against our cost of product net revenues of $46 million for severance and accelerated depreciation costs related to affected pharmacies and call centers from decisions to streamline our operations and maximize leverage from our automated technologies.

Our selling, general and administrative expenses increased by $99 million, primarily from increased information technology and related depreciation expenses. Included in this expense category in 2003 were severance charges of $23 million from programs designed to further improve productivity in our corporate functions. Our intangible asset amortization expense increased over 2002 from a change in amortization lives, and our net interest expense increased due to debt we incurred as a result of our separation from Merck, with a debt balance of approximately $1.4 billion outstanding at year-end 2003.

Key Financial Statement Components

Consolidated Statements Of Income.

Our net revenues are derived primarily from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail order pharmacies, and are recorded net of certain rebates and guarantees payable to clients. For further details see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies” below and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

Cost of revenues for prescriptions dispensed through our network of retail pharmacies includes the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks. Our cost of revenues relating to drugs dispensed by our mail order pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated depreciation. The operating costs of our call center pharmacies are also included in cost of revenues. In addition, cost of revenues for both retail sales and mail order sales includes a credit for rebates earned from brand pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels for prescription drugs.

Selling, general and administrative expenses reflect the costs of operations dedicated to generating new sales, maintaining existing customer relationships, managing clinical programs, enhancing technology capabilities, directing pharmacy operations and other staff activities. Our historical financial statements also include allocations of costs relating to certain corporate functions provided by Merck prior to the separation date, including finance, legal, public affairs, executive oversight, human resources, procurement and other services.

Interest and other (income) expense, net primarily includes interest expense on debt incurred as a result of our separation from Merck, partially offset by interest income generated by short-term investments in marketable securities.

Balance Sheet

Our key assets include cash and short-term investments, accounts receivable, inventories, fixed assets, goodwill and intangibles. Cash reflects the positive cash flow from our operations. Accounts receivable primarily represents amounts due from clients for prescriptions dispensed from retail pharmacies in our networks or from prescription drugs received by members from our mail order pharmacies, including fees due to us, net of any rebate liabilities or payments due to clients under guarantees. Accounts receivable also include amounts due from pharmaceutical manufacturers for earned rebates and other prescription services. Inventories reflect the cost of prescription products held for dispensing by our mail order pharmacies and are recorded on a first-in, first-out basis. Fixed assets include our investment in mail order pharmacies, call center pharmacies, and information technology, including capitalized software development. The net goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck.

Our primary liabilities include claims and other accounts payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered, and amounts payable for mail order prescription inventory purchases. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. In conjunction with our separation from Merck, we incurred debt, the proceeds of which were paid to Merck in the form of a dividend. In addition, we have a deferred tax liability primarily associated with our recorded intangible assets. We do not have any off-balance sheet arrangements.

Cash Flows

An important element of our operating cash flow is the timing of billing cycles, which are two-week periods of accumulated prescription administration billings for retail and mail order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect before we pay our obligations to the retail pharmacies for that same cycle. Thus, at the end of any given reporting period, unbilled receivables will represent up to two weeks of dispensing activity to clients and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. We pay for prescription drug inventory in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts. Effective mail order inventory management further generates positive cash flows. Pharmaceutical manufacturers’ rebates are recorded as earned on a monthly basis, with actual bills generally rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the pharmaceutical manufacturers.

Prior to the separation, cash was swept by Merck on a daily basis and was reflected in our consolidated statement of cash flows in intercompany transfer from (to) Merck and in our consolidated balance sheet as “Due from Merck, net.” Subsequent to the separation, we are managing our own cash and investments. Our cash primarily includes demand deposits with banks or other financial institutions. Our short-term investments include certificates of deposit and U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.

Ongoing cash outflows are associated with expenditures to support our mail order and retail pharmacy network operations, call center pharmacies and other selling, general and administrative functions. The largest components of these expenditures include mail order inventory purchases primarily from a wholesaler, retail pharmacy payments, rebate and guarantee payments to clients, employee payroll and benefits, operating expenses, capital expenditures, interest and principal payments on our debt and income taxes.

Client-Related Information

We began providing PBM services in the second quarter of 2000 to UnitedHealth Group under a five-year contract. Revenues from UnitedHealth Group, which is currently our largest client, amounted to approximately $6,100 million, or 18% of our net revenues in 2003, approximately $5,300 million, or 16% of our net revenues in 2002, and approximately $4,600 million, or 16% of our net revenues in 2001. On January 12, 2004, we announced an early renewal agreement to provide PBM services, including mail order, to UnitedHealth Group effective January 1, 2004, for an initial five-year term. At UnitedHealth Group’s option, the agreement may be extended for three additional years through 2011. None of our other clients individually represented more than 10% of our net revenues in 2003.

Segment Discussion

We conduct our operations in one segment, which involves sales of prescription drugs to members of our clients, either through our networks of contractually affiliated retail pharmacies or by our mail order pharmacies, and in one geographic region: the United States and Puerto Rico. We offer fully integrated PBM services to virtually all of our clients and their members. The PBM services we provide to our clients are generally delivered and managed under a single contract for each client.

Rebate contracts with pharmaceutical manufacturers of brand-name drugs are negotiated on an enterprise-wide level based on our consolidated retail and mail order prescription volumes. We believe the level of rebates we are able to negotiate significantly benefits from our substantial mail order volume because we are able to achieve a higher level of formulary compliance in mail order than in retail. As a result, although the rebate contracts generate rebates on retail and mail order prescriptions equally on the basis of drug cost, it is not practicable to determine the true value of rebates earned specifically on retail or mail order prescription volume.

Certain elements of our cost structure are identifiable between retail and mail order. In the case of retail, we are able to separately identify the drug ingredient costs and professional fees we pay to retail pharmacies in our networks of affiliated pharmacies. In the case of mail order, we are able to identify the costs to operate our mail order pharmacies, and inventory procurement costs. It is not practicable to separately identify certain other costs, the most substantial of which are our call center costs relating to retail and mail order. Calls from members may relate to general plan design or any combination of retail and mail order prescriptions. Additionally, our selling, general and administrative expenses are incurred on an enterprise-wide level.

As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco as a single segment enterprise for purposes of making decisions about resource allocations and in assessing our performance.

Results of Operations

The following table presents selected comparative results of operations and volume performance:

(In millions) FOR FISCAL YEARS ENDED	DECEMBER 27, 2003	INCREASE (DECREASE)		DECEMBER 28, 2002	INCREASE (DECREASE)		DECEMBER 29, 2001
Net Revenues
Retail product(1)	$22,661.1	$600.2	2.7%	$22,060.9	$2,200.5	11.1%	$19,860.4
Mail order product	11,252.0	739.9	7.0%	10,512.1	1,663.2	18.8%	8,848.9

Total product(1)	33,913.1	1,340.1	4.1%	32,573.0	3,863.7	13.5%	28,709.3
Service	351.4	(34.1)	(8.8%)	385.5	24.2	6.7%	361.3

Total net revenues(1)	$34,264.5	$1,306.0	4.0%	$32,958.5	$3,887.9	13.4%	$29,070.6

Cost of Net Revenues
Product(1)	$32,552.7	$1,068.8	3.4%	$31,483.9	$3,882.8	14.1%	$27,601.1
Service	189.7	15.9	9.1%	173.8	(11.8)	(6.4%)	185.6

Total cost of net revenues(1)	$32,742.4	$1,084.7	3.4%	$31,657.7	$3,871.0	13.9%	$27,786.7

Gross Margin(2)
Product	$1,360.4	$271.3	24.9%	$1,089.1	$(19.1)	(1.7%)	$1,108.2
Product gross margin percentage	4.0%	0.7%		3.3%	(0.6%)		3.9%
Service	$161.7	$(50.0)	(23.6%)	$211.7	$36.0	20.5%	$175.7
Service gross margin percentage	46.0%	(8.9%)		54.9%	6.3%		48.6%
Total gross margin	$1,522.1	$221.3	17.0%	$1,300.8	$16.9	1.3%	$1,283.9
Gross margin percentage	4.4%	0.5%		3.9%	(0.5%)		4.4%

Volume Information
Retail	453.9	(12.6)	(2.7%)	466.5	4.0	0.9%	462.5
Mail order	78.1	(3.6)	(4.4%)	81.7	7.0	9.4%	74.7

Total volume	532.0	(16.2)	(3.0%)	548.2	11.0	2.0%	537.2

Generic dispensing rates	43.8%	3.3%		40.5%	2.0%		38.5%

(1)	Includes retail co-payments of $6,850 million for 2003, $6,457 million for 2002 and $5,537 million for 2001.

(2)	Defined as net revenues minus cost of net revenues.

Net Revenues. The $600 million increase in retail net revenues in 2003 was attributable to net price increases of $1,198 million, partially offset by volume decreases of $598 million. The $2,201 million increase in retail net revenues in 2002 resulted from net price increases of $2,030 million and volume increases of $171 million. The net price increases in 2003 and 2002 were principally due to inflation resulting from higher prices charged by pharmaceutical manufacturers, including greater representation of new and higher-cost brand-name drugs partially offset by higher price discounts and rebates offered to clients and the overall product mix of generic drugs, which are more steeply discounted than brand-name drugs. Included in 2003 retail net revenues are the favorable impact of a $15 million client dispute settlement offset by $16 million of increased reserves associated with other price and related disputes with clients. Retail volume decreased 2.7% for 2003 compared with 2002, primarily as a result of client losses and lower utilization growth rates. The 2003 retail volume decrease reflects an 8.5% decline resulting from client losses, partially offset by a 5.8% increase resulting from higher prescription drug utilization and volumes from new clients. The 2002 retail volume increase of 0.9% resulted from increased utilization.

The $740 million increase in mail order net revenues in 2003 was attributable to net price increases of $1,202 million, partially offset by volume decreases of $462 million. The $1,663 million increase in mail order net revenues in 2002 was attributable to volume increases of $832 million and net price increases of $831 million. The net price increases in 2003 and 2002 were principally due to inflation resulting from higher prices charged by pharmaceutical manufacturers, including greater representation of new and higher-cost brand-name drugs, offset by an increase in the product mix of generic drugs, which are discounted more steeply than brand-name drugs. Mail order net revenues in 2003 also reflect higher client service guarantee costs of $27 million, partially offset by $11 million for favorable closure on guarantees related to former clients. Mail order volume decreased 4.4% in 2003, primarily as a result of client losses, including our decision not to renew a mail order only client in early 2003. The 2003 mail order volume reflects an 11.9% decline resulting from client terminations, partially offset by a 7.5% increase resulting from higher prescription drug utilization and volumes from new clients. The mail order volume increase of 9.4% in 2002 resulted from client plan design changes in support of mail order utilization.

Generic drug usage increased by 3.3 points in 2003 and 2.0 points in 2002. These increases reflect the impact of client plan design changes promoting the use of lower-cost and more steeply discounted generics, our programs to further support generic utilization, and the introduction of new generic products during these periods.

Service revenues declined $34 million in 2003 as a result of lower client administrative fees of $26 million from decreased fees on a per-prescription basis and lower prescription volumes, as well as lower prescription services and data fees from pharmaceutical manufacturers of $8 million. The 2002 increase of $24 million resulted primarily from higher sales of prescription services and data to pharmaceutical manufacturers of $34 million, partially offset by a $10 million decline from decreasing client administrative fees on a per-prescription basis.

Gross Margin. The product gross margin percentage improved 0.7 points in 2003, reflecting a 4.1% increase in product net revenues as discussed in the above net revenue analysis compared with a corresponding increase in cost of product net revenues of 3.4%. The lower rate of increase in the cost of product net revenues compared with product net revenues is principally due to greater utilization of lower-cost generic products and higher rebates earned from pharmaceutical manufacturers through improved formulary management. The increase in rebates earned in 2003 reflects the achievement of market share requirements in multiyear pharmaceutical manufacturer contracts that were renegotiated in 2002, as well as the impact of higher levels of rebates due to new products and renegotiated terms on existing products in 2003. Partially offsetting these 2003 cost improvements were a $15 million charge for adverse purchase commitments, and severance and accelerated depreciation costs amounting to $46 million as a result of management decisions to close or reallocate resources in certain mail order and call center operations. These actions realign pharmacy operations to retire older facilities and rebalance volume to facilities closer to our members.

The product gross margin percentage declined 0.6 points in 2002, reflecting a 13.5% increase in product net revenues as discussed in the net revenue analysis above compared with a corresponding cost of product net revenues increase of 14.1%. The higher rate of increase in the cost of product net revenues compared with product net revenues results from a decline in rebates earned associated with higher market share requirements in the renegotiated pharmaceutical manufacturer contracts mentioned above, higher depreciation from investments in pharmacy and call center technology and operating costs associated with new business initiated at the beginning of 2002.

Rebates from pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $2,970 million in 2003, $2,465 million in 2002 and $2,535 million in 2001, with formulary rebates representing 50%, 54% and 47% of total rebates, respectively.

The service gross margin percentage declined 8.9 points in 2003, reflecting an 8.8% decrease in service net revenues as discussed in the net revenue analysis above compared with a corresponding increase in cost of service revenues of 9.1%. Cost of service revenues increased despite the revenue declines because of higher program costs, as well as the fact that the revenue components that decreased do not generate significant variable costs. The service gross margin percentage increased 6.3 points in 2002, reflecting a 6.7% increase in service net revenues as discussed in the above service revenue analysis compared with a corresponding decrease in cost of service revenues of 6.4%. The decrease in cost of service revenues reflects a reduction in member communication materials costs, which vary from period to period depending on the number of new client installations and plan changes of existing clients.

The following table presents additional selected comparative results of operations:

($ in millions) FOR FISCAL YEARS ENDED	DECEMBER 27, 2003	INCREASE (DECREASE)		DECEMBER 28, 2002	INCREASE (DECREASE)		DECEMBER 29, 2001
Gross margin	$1,522.1	$221.3	17.0%	$1,300.8	$16.9	1.3%	$1,283.9
Selling, general and administrative expenses	686.4	98.7	16.8%	587.7	9.3	1.6%	578.4
Amortization of goodwill	—	—	—	—	(106.9)	(100%)	106.9
Amortization of intangibles	94.3	9.4	11.1%	84.9	—	—	84.9
Interest and other (income) expense	12.7	4.8	60.8%	7.9	12.5	N/M *	(4.6)

Income before provision for income taxes	728.7	108.4	17.5%	620.3	102.0	19.7%	518.3
Provision for income taxes	302.9	44.2	17.1%	258.7	(3.0)	(1.1%)	261.7

Net income	$425.8	$64.2	17.8%	$361.6	$105.0	40.9%	$256.6

*	Not meaningful.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2003 of $686 million exceeded 2002 by $99 million, or 16.8%. Selling, general and administrative expenses for 2002 of $588 million exceeded 2001 by $9 million, or 1.6%. The 2003 increase is primarily attributable to higher expenses related to information systems technology including depreciation of $63 million and expenses related to the additional services required to operate as a public company. These additional expenses associated with our operation as an independent enterprise totaled $22 million in 2003. We also incurred higher non-income taxes of $14 million and earned compensation expense for restricted stock units of $5 million. In 2003, we recorded $23 million of severance expenses, representing an increase of $19 million over 2002 as a result of management decisions to streamline corporate functions and yield future efficiency gains. In addition, we recorded $16 million in litigation expenses in 2003, an increase of $6 million over the prior year. This expense growth was partially offset by a $27 million reduction in previously allocated costs from Merck that are no longer incurred. The increase in 2002 primarily reflects $40 million in higher technology-related expenses, including depreciation, as well as $10 million in litigation expenses reserves, partially offset by approximately $32 million in savings primarily from the integration of ProVantage Health Services, Inc. (“ProVantage”) into Medco’s infrastructure, and other cost-savings initiatives. ProVantage was acquired by us in mid-year 2000 and was integrated into Medco in mid-year 2001, thus resulting in six months of expenses in the first half of 2001 and significantly reduced expenses thereafter.

Amortization of Goodwill and Intangibles. Amortization of goodwill was $0 in 2003 and 2002 and $107 million in 2001. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective December 30, 2001, goodwill is no longer amortized, but rather, is evaluated for impairment on an annual basis using a two-step fair-value-based test. The most recent assessment of goodwill impairment was performed as of September 27, 2003, and the recorded goodwill was determined not to be impaired. Amortization of intangible assets was $94 million in 2003, $85 million in 2002 and $85 million 2001. The increase in 2003 resulted from a re-evaluation of the useful life of the intangible assets created at the time of Merck’s acquisition of Medco in 1993. During 2002 and 2001, the intangible assets from the Merck acquisition were being amortized over a weighted average useful life of 38 years based on the historical customer retention rate. Effective December 29, 2002, the Company revised the useful life of its intangible assets to 35 years based on an analysis of the useful life of the assets which took into account historical client turnover experience, including recent losses of clients and expected future losses, and the annual intangible assets amortization expense was increased by $9.4 million compared to 2002. In February 2004, we were notified of client decisions to transition their business to other PBMs by the end of 2004. Because these clients were in our client base at the time of the Merck acquisition and therefore were included in the recorded intangible assets, we re-evaluated the weighted average useful life of the assets. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years, with the estimated annual intangible asset amortization expense increasing to $179.9 million from $94.3 million in 2003. The loss of additional clients that were in our customer base at the time of our acquisition by Merck may result in a material noncash impairment charge or accelerated amortization of our intangible assets which would negatively impact our net income.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, was $12.7 million in 2003 and includes $29.3 million in interest expense on the $1,496 million of debt incurred associated with the separation in August of 2003. The weighted average borrowing rate of this debt was approximately 5.1%. Partially offsetting the interest expense is an $11 million gain associated with the sale of a minority equity investment in a nonpublic company and $5.6 million of interest income from positive cash flow and the associated cash balances. Interest and other (income) expense, net, was $8 million in 2002 and $(5) million in 2001. The interest and other (income) expense amount recorded in 2002 includes a $7.0 million swap cancellation fee and $4.0 million of debt issuance charges related to the 2002 public offering that did not materialize, partially offset by interest income. The 2001 interest and other (income) expense amount is comprised primarily of interest income.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) decreased marginally to 41.6% in 2003, compared with 41.7% in 2002. Our effective tax rate was 50.5% in 2001 and would have been 41.9%, excluding the impact of goodwill amortization. Until we adopted SFAS 142 in 2002 and ceased to amortize goodwill, our effective tax rate was higher than our applicable combined statutory tax rate because we did not receive a tax deduction for our goodwill amortization expense.

Net Income and Earnings Per Share. Net income as a percentage of net revenues was 1.2% in 2003, 1.1% in 2002 and 0.9% in 2001, as a result of the factors mentioned above.

Basic earnings per share increased 17.9% in 2003. The weighted average shares outstanding were 270.1 million for 2003. Diluted earnings per share increased 17.2% in 2003. The diluted weighted average shares outstanding were 270.8 million for 2003.

Transactions with Merck

We were a wholly-owned subsidiary of Merck from November 18, 1993, through August 19, 2003. For the majority of that period, Merck provided us with various services, including certain finance, legal, public affairs, executive oversight, human resources, procurement and other services. Our historical financial statements include expense allocations related to these services, which diminished as we prepared for our separation from Merck. These expense allocations are reflected in selling, general and administrative expenses and amounted to $0.4 million in 2003 (all of which was recorded in the first quarter), $27.4 million in 2002 and $26.4 million in 2001. We consider these allocations to be reasonable reflections of the utilization of services provided. By the separation date, we had assumed full responsibility for these services and the related expenses.

Our cost of mail order inventory purchased from Merck included in cost of revenues totaled $930.4 million in 2003 through the separation date of August 19, 2003, $1,415.0 million in 2002 and $1,344.7 million in 2001. This inventory from Merck was recorded at a price that we believe approximated the price an unrelated third party would pay. During these periods, purchases from Merck as a percentage of our total cost of revenues remained consistently in the 4% to 5% range.

We also generated revenues from sales to Merck of PBM and other services, amounting to $78.0 million in 2003 through the separation date of August 19, 2003, $115.2 million in 2002 and $99.9 million in 2001. Revenues derived from sales to Merck were not material in relation to overall revenues in these periods.

In connection with the separation, we entered into a managed care agreement with Merck. The managed care agreement includes terms related to market share performance levels, formulary access rebates and market share rebates payable by Merck, as well as other provisions, including liquidated damages which do not represent a guarantee which would require that a liability be recorded in the balance sheet at fair value upon issuance. We record rebates from Merck in cost of revenues based upon the volume of Merck prescription drugs dispensed through our retail pharmacy networks and by our mail order pharmacies. The gross earned rebates from Merck totaled $301.1 million in 2003 through the separation date of August 19, 2003, $443.9 million in 2002 and $439.4 million in 2001.

We also entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the separation date. Prior to May 21, 2002, the Company was structured as a single member limited liability company, with Merck as the sole member. Effective May 21, 2002, the Company converted from a limited liability company wholly-owned by Merck to a corporation wholly-owned by Merck (the “incorporation”). For the period up to the separation date, Merck was charged federal taxes on our income as part of Merck’s consolidated tax return, and our liability for federal income taxes was paid to Merck as part of the settlement of the net intercompany receivable from Merck.

For state income taxes prior to our incorporation, Merck was taxed on our income and our liability was paid to Merck in the settlement of the net intercompany receivable from Merck. This is also generally the case for the post-incorporation period through the separation date in states where Merck filed a unitary or combined tax return. In states where Merck does not file a unitary or combined tax return, we are generally responsible since incorporation for filing and paying the associated taxes, with our estimated state tax liability reflected in accrued expenses and other current liabilities. Subsequent to the date of separation, we are responsible for filing our own federal and state tax returns and making the associated payments.

In addition to the managed care agreement and tax responsibility agreement, we entered into an indemnification and insurance matters agreement where, among other items, we may be obligated to indemnify Merck for lawsuits where Medco and Merck are named as defendants, as well as a master separation and distribution agreement and other related agreements.

Liquidity and Capital Resources

Cash Flows

The following table presents selected data from our consolidated statements of cash flows:

($ in millions) FOR FISCAL YEARS ENDED	DECEMBER 27, 2003	INCREASE (DECREASE)	DECEMBER 28, 2002	INCREASE (DECREASE)	DECEMBER 29, 2001
Net cash provided by operating activities	$1,123.9	$653.6	$470.3	$(188.5)	$658.8
Net cash used by investing activities	(119.1)	121.3	(240.4)	89.8	(330.2)
Net cash used by financing activities	(380.7)	(148.9)	(231.8)	109.1	(340.9)

Net increase (decrease) in cash and cash equivalents	$624.1	$626.0	$(1.9)	$10.4	$(12.3)
Cash and cash equivalents at beginning of year	$14.4	$(1.9)	$16.3	$(12.3)	$28.6

Cash and cash equivalents at end of year	$638.5	$624.1	$14.4	$(1.9)	$16.3

Operating Activities. The increase in net cash provided by operating activities in 2003 of $654 million reflects a $761 million increase in cash flows from accounts receivable, net, principally resulting from collections of rebates receivable from pharmaceutical manufacturers. Accounts receivable, net, increased in 2002 as a result of new or renewed agreements with pharmaceutical manufacturers in 2002, which upon initiation required greater time for bill preparation. These bills were brought to a more current status in 2003, with a corresponding increase in cash receipts from collections of billed amounts. Accounts receivable, net, also benefited from the timing of customer billings. We also reflected a $268 million increase in cash flows from current liabilities, generated by increases in taxes payable and increased accruals including those related to severance actions. Partially offsetting these increases are decreases in cash flows of $294 million from changes in inventories, net, and $200 million from changes in deferred income taxes. The inventory impact principally results from lower inventory purchases in 2002, which benefited from significant one-time inventory investments made in 2001 to support the opening of our dispensing pharmacy in Willingboro, New Jersey. The deferred income tax change primarily reflects the impact of timing differences between accounting and tax records relative to the deductions for rebates passed back to clients as well as certain accrued expenses. These timing differences will generally reverse within a year as the related payments are made.

The decrease in net cash provided by operating activities in 2002 of $189 million resulted from reduced cash flows for changes in accounts receivable, net, amounting to $553 million, and a $196 million reduction from changes in current liabilities, partially offset by increased cash flows from changes in inventories, net, of $351 million and increased cash flows from changes in other noncurrent assets of $85 million. The changes in accounts receivable, net, and inventories, net, result from the matters discussed above. The current liabilities changes principally relate to the timing of inventory purchases and the associated impact on accounts payable, and the other noncurrent assets change reflects significant client implementation allowances paid in 2001.

Through the separation date of August 19, 2003, net cash from operating activities excluded various items paid to or by Merck on our behalf, such as tax payments made by Merck, and other items, which are reflected in the intercompany transfer from (to) Merck, net, in our cash flows from financing activities. Amounts so reflected for taxes paid by Merck, which represent our federal income tax provision and state income tax provision in states where Merck files a unitary or combined return, were $137 million through the separation date of August 19, 2003, $259 million in 2002 and $262 million in 2001. Accordingly, our net cash from operating activities does not fully reflect what our cash flows would have been had we been a separate company prior to August 19, 2003. Subsequent to August 19, 2003, tax payments are reflected in our net cash flows from operating activities.

Investing Activities. The decrease in net cash used by investing activities in 2003 of $121 million is principally attributable to reduced capital expenditures of $110 million. Capital expenditures were higher in 2002 from investments required by the Health Insurance Portability and Accountability Act of 1996, the investment in prescription order processing technologies in our mail order pharmacies, as well as new member servicing capabilities. These 2002 investments were made in addition to the ongoing improvements to our technology, automation and Internet capabilities, which continued throughout 2003. The decrease in net cash used by investing activities in 2002 of $90 million results from an $87 million reduction in capital expenditures, as 2001 reflected significant investments in the Willingboro, New Jersey, dispensing pharmacy as well as call center pharmacies.

Purchases and proceeds from securities and other investments, which relate to investment activities of our insurance companies, remained balanced in all years presented.

Financing Activities. The increase in net cash used by financing activities in 2003 of $149 million primarily reflects the payment of $2.0 billion in dividends to Merck and the payment of $21 million in related debt issuance costs, offset by the proceeds from incurrence of $1,396 million of long-term debt, $100 million of short-term debt drawn down under the accounts receivable financing facility and a $464 million change in the intercompany receivable from Merck, all transacted as a result of our separation from Merck in August 2003. The $100 million in short-term debt drawn down under the accounts receivable financing facility was repaid in October 2003. Cash flows used by investing activities prior to August 2003 reflect Merck’s historical management of our treasury operations and cash position. Net cash received from (provided to) Merck was $232 million in 2003, $(232) million in 2002 and $(341) million in 2001. The increase in 2003 from 2002 and the decrease in 2002 from 2001 in the net cash provided to Merck results from the factors discussed above for operating and investing activities.

On August 8, 2003, in conjunction with our separation from Merck, we settled the net intercompany receivable from Merck as of July 31, 2003 at its recorded amount of $564.7 million. On August 12, 2003, we completed an underwritten public offering of $500 million aggregate principal amount of ten-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25 percent per annum and mature on August 15, 2013. We also borrowed $900 million in term loans under a $1,150 million senior secured credit facility which also includes a revolving credit facility amounting to $250 million, and drew down $100 million under a $500 million accounts receivable financing facility. The proceeds from these borrowings and the amount received through the settlement of the net intercompany receivable from Merck were used to pay $2.0 billion in cash dividends to Merck. Of the $2.0 billion in cash dividends paid to Merck, $500.4 million, representing the accumulated retained earnings from May 25, 2002, through August 19, 2003, was applied to retained earnings and the balance of $1,499.6 million was applied to additional paid-in capital.

In determining the amount of the dividends, our then-comprised Board of Directors and Merck considered our ability to service the debt we incurred to pay the dividends and the appropriate capital structure for our company to be able to compete effectively in our industry.

The estimated weighted average annual interest rate on the above indebtedness is 5.1 percent. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our credit facilities. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances outstanding as of December 27, 2003, which are subject to variable interest rates based on the London Interbank Offered Rate (“LIBOR”), would yield a $2.25 million change in annual interest expense. The current interest rate environment, and in particular, the relationship of LIBOR to the fixed indices, may provide an opportunity for us to take actions to reduce our weighted average interest rate and our overall interest expense in the near term.

The senior secured credit facility and the accounts receivable financing facility contain covenants, including, among other items, limitations on capital expenditures, minimum fixed charges and total leverage ratios. In addition, the senior notes contain covenants including, among other items, restrictions on additional indebtedness, dividends, share repurchases, and asset sales and liens. We may incur additional indebtedness by drawing down under our senior secured revolving credit facility or accounts receivable financing facility. Amounts currently available under our senior secured revolving credit facility are reduced by approximately $84 million in issued letters of credit.

Total cash and short-term investments as of December 27, 2003, were $698 million, including $638 million in cash and cash equivalents. Total cash and short-term investments as of December 28, 2002, were $87 million, including $14 million in cash and cash equivalents. The increase of $611 million in cash and short-term investments reflects an increase due to positive cash flows from operations attributable to improved accounts receivable cash flows and the timing of customer billings.

EBITDA

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income, and cash flow from operations, which measures actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flow from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our statement of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription:

(In millions, except for EBITDA per adjusted prescription data) FOR THE FISCAL YEARS ENDED	DECEMBER 27, 2003		DECEMBER 28, 2002		DECEMBER 29, 2001
Net income	$425.8		$361.6		$256.6
Add (deduct):
Interest and other (income) expense, net	23.7	(1)	7.9	(2)	(4.6)
Provision for income taxes	302.9		258.7		261.7
Depreciation expense	189.0		172.5		131.1
Amortization expense	94.3		84.9		191.8

EBITDA	$1,035.7		$885.6		$836.6

Adjusted prescriptions(3)	688.2		711.6		686.6

EBITDA per adjusted prescription	$1.50		$1.24		$1.22

(1)	Excludes a one-time gain of $11 million from the sale of a minority equity investment in a nonpublic company in the first quarter of 2003.

(2)	Includes approximately $11 million of interest rate swap termination costs and debt issuance costs expensed in the second quarter of 2002.

(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA per adjusted prescription increased by $0.26 or 21% for 2003 compared with 2002, and 2002 exceeded 2001 by $0.02 or 1.6%. Net income for 2003 exceeded 2002 by 17.8% and 2002 exceeded 2001 by 40.9%. The 2003 growth rate for EBITDA per adjusted prescription exceeded the net income growth rate primarily as a result of interest expense associated with the debt incurred in conjunction with our separation from Merck. The 2002 growth rate for EBITDA per adjusted prescription was lower than the net income growth rate primarily due to the implementation in 2002 of SFAS 142, whereby we ceased amortizing goodwill.

Contractual Obligations

As of December 27, 2003, we had contractual cash obligations for purchase commitments of $14.8 million for 2004, which relate primarily to contractual commitments to purchase pharmaceutical inventory from a manufacturer. We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting machines and other operating equipment for use in our mail order dispensing facilities and computer equipment for use in our data center.

The following table presents certain of our contractual obligations as of December 27, 2003, as well as our long-term debt obligations, including the current portion of long-term debt:

Payments Due By Period

($ in millions)	TOTAL	2004	2005-2006	2007-2008	THEREAFTER
Long-term debt obligations, including current portion	$1,400.0	$50.0	$160.0	$215.0	$975.0
Operating lease obligations	96.6	30.5	46.6	11.0	8.5
Purchase obligation	14.8	14.8	—	—	—

Total	$1,511.4	$95.3	$206.6	$226.0	$983.5

In addition, as of December 27, 2003, we had letters of credit of $8.5 million associated with our senior secured revolving credit facility.

Interest Rate and Foreign Exchange Risk

We have floating rate debt that is subject to interest rate volatility. On March 26, 2004, we completed a refinancing of our senior secured term loan facilities, which had an outstanding balance of $900 million at the end of fiscal 2003. The refinancing includes an amended and restated $800 million, 4.5 year senior secured term loan facility, at an initial interest rate reflecting the LIBOR plus a 1.25 percent margin. This facility, along with cash on hand, will be used to repay in full the aggregate March 2004 outstanding amount of the existing secured term loan facilities, which include a $390 million Term Loan A, currently at LIBOR plus 1.75 percent, and a $499 million Term Loan B currently at a rate of LIBOR plus 2.25 percent. On a pro forma basis of $800 million in principal outstanding, this refinancing is expected to reduce annualized interest expense by approximately $6 million. The refinancing also results in a one-time charge of $5.5 million for debt issuance costs associated with Term Loan A and Term Loan B. The remaining term of the Term Loan B was 6.5 years. The refinanced Term Loan A has a maturity of 4.5 years. The $250 million Revolving Credit Facility will remain in place.

In addition, in March 2004, we entered into interest rate swap transactions on $200 million of the $500 million in 7.25% senior notes. These transactions were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. There are no current plans to enter into further swap transactions. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

Use of Estimates and Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements requires companies to include certain amounts that are based on management’s best estimates and judgments. In preparing the consolidated financial statements, management reviewed its accounting policies and believes that these accounting policies are appropriate for a fair presentation of our financial position, results of operations and of cash flows. Several of these accounting policies contain estimates, the most significant of which are discussed below. Actual results may differ from those estimates, and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by the ultimate actual results. We discuss the impact and any associated risks related to these policies on our business operations throughout this “Management’s Discussion and Analysis” section.

Critical Accounting Policies

We describe below what we believe to be our critical accounting policies.

Revenue Recognition. Our revenues are derived principally from sales of prescription drugs to our clients, either through our networks of contractually affiliated retail pharmacies or our mail order pharmacies. We recognize these revenues when the prescriptions are dispensed through retail pharmacies in our contractually affiliated networks or our mail order pharmacies and received by our members. We have determined that our responsibilities under our client contracts to adjudicate member claims properly and control clients’ drug spend, our separate contractual pricing relationships and responsibilities to the retail pharmacies in our networks, and our interaction with members, among other indicators, qualify us as the principal under the indicators set forth in EITF 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” in most of our transactions with customers. Our responsibilities under our client contracts include validating that the patient is a member of the client’s plan and that the prescription drug is in the applicable formulary, instructing the pharmacist as to the prescription price and the co-payment due from the patient who is a member of a client’s plan, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting medically appropriate generic alternatives to control drug cost to our clients and their members, and approving the prescription for dispensing. We recognize revenues from our retail network contracts where we are the principal and our mail order pharmacies, on a gross reporting basis, in accordance with EITF 99-19 at the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion of the price to be settled directly by the member (co-payment) plus our administrative fees. Although we do not have credit risk with respect to retail co-payments, all of the above indicators of gross treatment are present. In addition, we view these co-payments as a mechanism that we negotiate with our clients to help them manage their retained prescription drug spending costs, and the level of co-payments does not affect our rebates or margin on the transaction. In the limited instances where the terms of our contracts and nature of our involvement in the prescription fulfillment process do not qualify us as a principal under EITF 99-19, our revenues on those transactions consist of the administrative fee paid to us by our clients.

We deduct from our revenues the manufacturers’ rebates that are earned by our clients based on their members’ utilization of brand formulary drugs. We estimate these rebates at period-end based on actual and estimated claims data and our estimates of the manufacturers’ rebates earned by our clients. We base our estimates on the best available data at period-end and recent history for the various factors that can affect the amount of rebates due to the client. We adjust our rebates payable to clients to the actual amounts paid when these rebates are paid, generally on a quarterly basis, or as significant events occur. We record any cumulative effect of these adjustments against revenues as identified, and adjust our estimates prospectively to consider recurring matters. Adjustments generally result from contract changes with our clients, differences between the estimated and actual product mix subject to rebates or whether the product was included in the applicable formulary. Adjustments to our estimates have not been material to our quarterly or annual results of operations. We also deduct from our revenues discounts offered and other payments made to our clients. Other payments include, for example, implementation allowances and payments related to performance guarantees. Where we provide implementation or other allowances to clients upon contract initiation, we capitalize these payments and amortize them generally on a straight-line basis over the life of the contract as a reduction of revenue only if these payments are refundable upon cancellation or relate to noncancelable contracts.

Rebates Receivable and Payable. Rebates receivable from pharmaceutical manufacturers are earned based upon the dispensing of prescriptions at either pharmacies in our retail networks or our mail order pharmacies, and are recorded as a reduction of cost of revenues and are included in accounts receivable, net. We accrue rebates receivable by multiplying estimated rebatable prescription drugs dispensed by the pharmacies in our retail networks, or dispensed by our mail order pharmacies, by the contractually agreed manufacturer rebate amount, which in certain cases may be based on estimated market share data. We revise rebates receivable estimates to actual, with the difference recorded to cost of revenues, when third party market share data is available and final rebatable prescriptions are calculated, and rebates are billed to the manufacturer, generally 30 to 90 days subsequent to the end of the applicable quarter. Historically, the effect of adjustments resulting from the reconciliation of our estimated rebates recognized and recorded to actual amounts billed has not been material to our results of operations. Rebates payable to clients are estimated and accrued as a reduction in accounts receivable, net, based upon the prescription drugs dispensed by the pharmacies in our retail networks or by our mail order pharmacies. Rebates are generally paid to clients on a quarterly basis after collection of rebates receivable from manufacturers, at which time rebates payable are revised to reflect amounts due. Typically, our client contracts give the client the right to audit our calculation of pharmaceutical manufacturers’ rebates passed back to them. In addition, our contracts with pharmaceutical manufacturers generally give the manufacturer the right to audit our calculation of amounts billed to them. To date, adjustments related to these audits have not been material.

Contract Profitability. We monitor contract profitability periodically throughout the term of each contract, and if the contract would result in a loss over its total life, we would record a charge to earnings immediately for the entire amount of the loss. To date, no charges have been required.

Allocations from Merck. Our historical financial statements include allocations of certain corporate functions historically provided by Merck prior to the separation, such as finance, legal, public affairs, executive oversight, human resources, procurement and other services. These allocations were made using relative percentages of operating expenses, pre-tax income, headcount, the effort expended by Merck for us compared with its other operations, or other reasonable methods. We consider these allocations to be reasonable reflections of the utilization of services provided. By the separation date, we had assumed full responsibility for these services and the related expenses.

Income Taxes. As described previously in our “Transactions with Merck” section, Merck is responsible through the separation date for the filing of federal income taxes, and state income taxes where Merck files a unitary or combined return. As described further in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K, under the terms of the tax responsibility allocation agreement with Merck, the Company is responsible for the payment of federal income taxes and all state income taxes on income earned subsequent to the date of the separation, except that the Company is also generally responsible for state income taxes on income earned subsequent to the May 2002 date of the incorporation in states where Merck does not file a unitary or combined return. These federal and state income tax liabilities are reflected in accrued expenses and other current liabilities. Merck is responsible for the payment of federal and state income taxes on income earned prior to the aforementioned transition dates. Those federal and state income tax liabilities were reflected in “Due from Merck, net.” The Company records deferred tax assets and liabilities based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates.

Due to our incorporation in May 2002 and our separation from Merck in August 2003, we do not have substantial tax filing history as an independent company. The significant estimates reflected in our tax provision include taxable income and our state apportionment rate. Because these estimates have been based on our limited history, these estimates may change in future periods as our business evolves and we make future tax filings.

Property and Equipment. We state property and equipment at cost less accumulated depreciation and amortization. We calculate depreciation using the straight-line method for assets with useful lives ranging from three to 45 years. We amortize leasehold improvements over the shorter of the remaining life of the lease or the useful lives of the assets.

Software Developed for Internal Use. We invest significantly in developing software to meet the needs of our clients. We have adopted American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

Goodwill and Intangible Assets. Goodwill primarily represents the push-down of the excess of acquisition costs over the fair value of our net assets from our acquisition by Merck in 1993, and, to a significantly lesser extent, our acquisition of ProVantage in 2000. Effective December 30, 2001, we adopted SFAS 142, which requires us to cease amortization of goodwill and to test goodwill for impairment upon adoption and at least annually thereafter. To determine whether goodwill has been impaired, we must first determine the fair value of the Company. This determination involves significant judgment. If we conclude that our fair value is less than our book value, SFAS 142 requires us to allocate our fair value to our assets and liabilities as if we had been acquired at that fair value. We must record an impairment charge to the extent recorded goodwill exceeds the amount of goodwill resulting from this allocation. The most recent assessment of goodwill impairment was performed as of September 27, 2003, and the recorded goodwill was determined not to be impaired.

Our intangible assets primarily represent the value of customer relationships that was recorded upon our acquisition in 1993 by Merck. These assets are reviewed for impairment whenever events, such as losses of significant clients, or other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, we compare the carrying amount of the assets to the undiscounted pre-tax expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. We performed an impairment test as of December 27, 2003, and the intangible assets were determined not to be impaired. In addition, we continually assess the amortizable lives of our intangible assets, taking into account historical client turnover experience, including recent losses of clients and expected future losses, to ensure they reflect current circumstances. Until December 28, 2002, the intangible assets from the Merck acquisition were being amortized over a weighted average useful life of 38 years. Effective as of the beginning of fiscal year 2003, we revised the weighted average useful life of the intangible assets to 35 years, with the annual intangible asset amortization expense increasing by $9.4 million compared to 2002. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years, with the estimated annual intangible asset amortization expense increasing to $179.9 million from $94.3 million in 2003.

Pension and Other Postretirement Benefit Plans. Pension and other postretirement benefit plan information for financial reporting purposes is calculated using actuarial assumptions, including a discount rate for plan benefit obligations and an expected rate of return on pension plan assets.

We reassess our benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is evaluated annually and modified to reflect the prevailing market rate at the end of our fiscal year of a portfolio of high-quality (AA and above) fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At December 27, 2003, we changed the discount rate to 6.0% from 6.5% for our pension and other postretirement benefit plans.

The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, we consider long-term compound annualized returns of historical market data as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. As a result of this analysis, for 2004, we changed the expected rate of return from 8.75% to 8.0% for our pension plan.

Actuarial assumptions are based on management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $1.7 million favorable (unfavorable) impact on net pension and postretirement benefit cost. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $0.2 million favorable (unfavorable) impact on net pension cost. Therefore, holding all other assumptions constant, the aforementioned change in the discount rate and asset rate of return results in a $4.0 million increase in the net pension and other postretirement benefit cost for 2004.

The healthcare cost trend rate for other postretirement benefit plans for 2004 is 11.5%. The Compensation Committee of the Board of Directors approved a change to the postretirement health benefit plan which included changes to age and service requirements, introduction of a limit (or cap) on company subsidies to be based on 2004 costs, and reduced subsidies for spouses and dependents. Since the plan will be capped based on 2004 costs, employer liability will not be affected by trend after 2004. We expect that this plan change will result in approximately $15 million of net postretirement benefit cost reductions in 2004 compared to 2003.

For additional information on pension and other postretirement benefit plans, see Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

Contingencies. We are currently involved in various legal proceedings and commercial disputes with clients and suppliers that arise from time to time in the ordinary course of business. We have considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.” Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of such claims or defense against such claims. The determination of these reserves involves a significant amount of management judgment. We do not believe that the ultimate resolution of these contingencies will have a material adverse effect on our consolidated financial position or liquidity as set forth in our consolidated financial statements for the year ended December 27, 2003. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially adversely affected by the ultimate resolution of these matters or by expense provisions relating to changes in our assumptions or our strategies related to these proceedings. For additional information on contingencies, see Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

Effects of Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46,” which delays the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We do not have any variable interest entities that would require consolidation under FIN 46 and FIN46R. Therefore, we do not expect the adoption of these standards to have a material impact on the results of operations, cash flows or financial position.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K.

CONDENSED INTERIM FINANCIAL DATA (UNAUDITED)

($ in millions, except per share amounts) 2003	4TH QUARTER	3RD QUARTER	2ND QUARTER	1ST QUARTER
Product net revenues(1)	$8,909.5	$8,447.9	$8,317.8	$8,237.9
Service revenues	92.4	76.1	86.7	96.2

Total net revenues(1)	9,001.9	8,524.0	8,404.5	8,334.1

Cost of operations:
Cost of product net revenues(1)	8,540.1	8,087.5	7,985.5	7,939.5
Cost of service revenues	48.8	47.7	48.1	45.1

Total cost of revenues(1)	8,588.9	8,135.2	8,033.6	7,984.6
Selling, general and administrative expenses	170.9	184.8	167.7	163.0
Amortization of intangibles	23.6	23.6	23.6	23.6
Interest and other (income) expense, net	16.1	8.7	(0.4)	(11.7)

Total cost of operations	8,799.5	8,352.3	8,224.5	8,159.5

Income before provision for income taxes	202.4	171.7	180.0	174.6
Provision for income taxes	84.1	71.4	74.8	72.6

Net income	$118.3	$100.3	$105.2	$102.0

Basic earnings per share:
Weighted average shares outstanding	270.3	270.0	270.0	270.0
Earnings per share	$0.44	$0.37	$0.39	$0.38

Diluted earnings per share:
Weighted average shares outstanding	272.8	270.2	270.0	270.0
Earnings per share	$0.43	$0.37	$0.39	$0.38

2002
Product net revenues(2)	$8,440.6	$7,937.3	$8,266.0	$7,929.0
Service revenues	99.0	102.0	97.4	87.1

Total net revenues(2)	8,539.6	8,039.3	8,363.4	8,016.1

Cost of operations:
Cost of product net revenues(2)	8,132.8	7,650.7	7,986.6	7,713.8
Cost of service revenues	46.2	45.5	38.1	44.0

Total cost of revenues(2)	8,179.0	7,696.2	8,024.7	7,757.8
Selling, general and administrative expenses	156.9	166.9	128.6	135.2
Amortization of intangibles	21.2	21.2	21.2	21.2
Interest and other (income) expense, net	(0.5)	—	9.4	(0.8)

Total cost of operations	8,356.6	7,884.3	8,183.9	7,913.4

Income before provision for income taxes	183.0	155.0	179.5	102.7
Provision for income taxes	75.8	64.8	74.9	43.1

Net income	$107.2	$90.2	$104.6	$59.6

Basic earnings per share:
Weighted average shares outstanding	270.0	270.0	270.0	270.0
Earnings per share	$0.40	$0.33	$0.39	$0.22

Diluted earnings per share:
Weighted average shares outstanding	270.0	270.0	270.0	270.0
Earnings per share	$0.40	$0.33	$0.39	$0.22

(1)	Includes retail co-payments of $1,820 million for the fourth quarter, $1,686 million for the third quarter, $1,666 million for the second quarter and $1,677 million for the first quarter of 2003.

(2)	Includes retail co-payments of $1,652 million for the fourth quarter, $1,534 million for the third quarter, $1,631 million for the second quarter and $1,640 million for the first quarter of 2002.

Note: The fourth quarter of 2003 includes $18 million for restructuring costs, $17 million for litigation expenses and net reserves for client disputes, and a $15 million charge for adverse purchase commitments.

Risk Factors

You should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K. If any of the following risks, or other risks that face our Company, actually occur, our business, financial condition or results of operations could suffer material adverse effects.

Risks Relating to Our Business

We could be required to record a material non-cash charge to income if our recorded goodwill or intangible assets are impaired, or if we shorten intangible assets useful lives.

We had $3.3 billion of recorded goodwill, net, on our consolidated balance sheet as of December 27, 2003. In accordance with the adoption of recent accounting standards, we no longer amortize goodwill. Instead, we test our goodwill for impairment using a fair value based test.

We consider the market price of our common stock as a factor for purposes of determining whether our goodwill has been impaired. If our net book value exceeds our market capitalization, this could indicate a potential impairment to goodwill. Should we determine that our fair value is less than our book value, we could be required to record a non-cash impairment charge to earnings of up to $3.3 billion in the period in which our goodwill becomes impaired. The amount of this non-cash charge could substantially exceed the difference between our book value and fair value. Accordingly, a goodwill impairment charge would have a material adverse effect on our earnings and stockholders’ equity in the period in which it is taken and could adversely affect the price of our common stock . In addition to the goodwill, net, we had $2.3 billion of recorded intangible assets, net, on our consolidated balance sheet as of December 27, 2003. These assets were created at the time of the Merck acquisition of Medco in 1993, and represent the value of customer relationships at that point in time. Under current accounting rules, these assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients that were in our 1993 customer base. If the carrying amount of the assets exceeds the undiscounted pre-tax expected cash flows from the remaining client base, we would be required to record a non-cash impairment charge to our statement of income in the amount the carrying value of these assets exceed the discounted expected future cash flows from these clients. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of clients that were in the 1993 client base. This assessment may result in a reduction of the remaining weighted average useful life of these assets, such as was required with the notifications in 2004 of the losses of our Independence Blue Cross and the Federal Employees Program accounts, resulting in potentially significant increases to non-cash amortization expense that is charged to our statement of income. An intangible asset impairment charge, or shortening of amortization lives, could have a material adverse effect on our earnings and stockholders’ equity in the periods recorded and could adversely affect the price of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Use of Estimates and Critical Accounting Policies–Critical Accounting Policies” above.

We are subject to government investigations challenging practices in our business under federal and state civil fraud, anti-kickback and other laws, and are a defendant in two qui tam cases in which the federal government has intervened, any of which could limit our business practices and harm our profitability.

On September 29, 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint alleging violations of the federal False Claims Act and asserting other legal claims. The complaint alleges, among other things, that the Company canceled and later re-entered prescriptions in order to avoid violating contractual guarantees regarding prescription dispensing turnaround times in its mail order pharmacies; dispensed fewer pills than reported to the patient and charged clients based on the reported number of units dispensed; favored the products of certain manufacturers, including Merck, over less expensive products; and engaged in improper pharmacy practices. On December 9, 2003, the U.S. Attorney’s Office filed an amended complaint, which adds two former employees of the Company as defendants and, among other additional legal claims, asserts a claim against the Company under the Public Contracts Anti-Kickback Act for allegedly making improper payments to health plans to induce such plans to select the Company as a PBM for government contracts. The Commonwealth of Massachusetts and State of Nevada have intervened in the action.

The U.S. Attorney’s Office’s filing of the complaint and amended complaint followed its June 23, 2003 filing of a notice of intervention with respect to two pending qui tam, or whistleblower, complaints originally filed in February 2000 under the federal False Claims Act and similar state laws. The qui tam actions are currently pending. In one of the actions, Merck is named as a defendant.

The U.S. Attorney’s Office seeks, among other things, to change the Company’s business practices and to impose monetary damages and fines that could have a materially adverse impact on the Company’s results of operations and financial condition. On December 19, 2003, the Company filed a motion to dismiss the U.S. Attorney’s Office’s complaint and the two qui tam actions discussed above. The court has not yet ruled on the motion.

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (STRS), a former client, filed a complaint against Merck and the Company in Ohio state court. STRS alleges, among other things, that the Company overcharged STRS on mail order dispensing fees; charged more for generic drugs filled through mail order than retail pharmacies charge for the same drugs; canceled and re-entered prescription orders in order to meet contractual performance guarantees regarding turnaround times; undercounted pills, and engaged in other unlawful pharmacy practices. Many of the allegations appear to be taken directly from the complaint filed by the U.S. Attorney’s Office discussed above. STRS asserts claims against the Company for breach of contract, against Merck for tortious interference with contract, and against both Merck and the Company for breach of fiduciary duties; violation of state consumer protection and deceptive trade practices laws; unjust enrichment, and fraud.

On April 16, 2003, the Company received a letter from the Office of the Maine Attorney General seeking information concerning the Company’s PBM practices. The letter was written on behalf of Maine and 21 other states, and is in connection with a review of the pharmaceutical industry and PBM practices. The Company understands that two additional states have joined the group of states conducting such review, and that three states (including Ohio) have withdrawn from the group.

The Company is cooperating with Maine and the other states to provide them with more information about the Company’s business practices. Such cooperation includes informal discussions with various states from time to time and responses to requests from certain states for information specific to those states. The Company cannot predict the outcome of these investigations or whether any related actions challenging our business practices will be commenced.

The Company believes that its business practices comply in all material respects with applicable laws and regulations and it intends to vigorously defend the actions described above. Nevertheless, the outcome of the proceedings and requests for information discussed above is uncertain. The actions and requests for information are at an early stage, and the Company is unable to predict whether additional claims and actions (including actions seeking injunctive relief) will be asserted or to predict the total relief (including damages and fines) that could be made. These lawsuits and the investigations described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry, including the PBM industry and its practices. This public scrutiny is characterized by extensive press coverage; ongoing attention in Congress and in state legislatures, and investigations and public statements by law enforcement officials. These factors contribute to the uncertainty regarding the possible course and outcome of the litigation and investigations discussed above.

We are unable to predict the outcome of any of the lawsuits or investigations described above. An adverse outcome in one of these suits or in any proceeding arising from one of these investigations could result in material fines and damages; material changes to the Company’s business practices; loss of (or litigation with) clients; and other penalties, and it could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

Pending and threatened litigation challenging some of our important business practices could significantly negatively affect our ability to obtain rebates and could materially limit our business practices.

In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck and the Company. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA and that the Company has breached fiduciary obligations under ERISA in connection with the Company’s development and implementation of formularies, preferred drug listings and intervention programs. After the Gruer case was filed, six other cases have been filed in the same court asserting similar claims; one of these cases was voluntarily dismissed. The plaintiffs in these cases, who are individual plan members and claim to represent the interests of six different pharmaceutical benefit plans for which the Company is the PBM, contend that, in accepting and retaining certain rebates, the Company has failed to make adequate disclosure and has acted in the Company’s own best interest and against the interests of the Company’s clients. The plaintiffs also allege that the Company was wrongly used to increase

Merck’s market share, claiming that under ERISA the Company’s drug formulary choices and therapeutic interchange programs were “prohibited transactions” that favor Merck’s products. The plaintiffs have demanded that Merck and the Company turn over any unlawfully obtained profits to a trust to be set up for the benefit plans.

In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis to avoid the significant cost and distraction of protracted litigation. Merck, the Company, and the plaintiffs in five of these six cases filed a proposed class action settlement with the court. On July 31, 2003, the court granted preliminary approval to the settlement. Under the proposed settlement, Merck and the Company have agreed to pay $42.5 million, and the Company has agreed to change or to continue certain specified business practices for a period of five years. The proposed settlement would resolve litigation by pharmaceutical benefit plans against Merck and the Company based on ERISA and similar claims, except with respect to those plans that affirmatively opt out of the settlement. It does not involve the release of any potential antitrust claims. The release of claims under the settlement would cover the period from December 17, 1994 to the date that the settlement receives final approval. In September 2003, the Company paid $38.3 million to an escrow account, representing the Company’s portion, or 90%, of the proposed settlement. This payment was charged against accrued expenses and other current liabilities, as the liability was recorded in prior periods. On December 11, 2003, the court conducted a hearing for the purpose of entertaining objections to the settlement, several of which have been filed, and determining, among other things, whether the settlement should be finally approved. At the hearing, the court directed that additional notices of the settlement be mailed to certain members of the settlement class. The hearing will continue in or about May 2004. The settlement becomes final only if and when the court grants final approval and all appeals have been exhausted. The plaintiff’s plan in the sixth case discussed above has elected to opt out of the settlement. There can be no assurance that the court will ultimately approve the settlement, and even if approved, some class members may opt out of the settlement and institute or continue separate actions against us.

Similar ERISA-based complaints against the Company and Merck have been filed in various jurisdictions by ERISA plan participants, former clients, labor unions and similarly situated self-funded plans. The Company does not believe that it is a fiduciary under ERISA, and it believes that its business practices comply with all applicable laws and regulations. The Company has denied all allegations of wrongdoing and is vigorously defending all of the lawsuits described above, although the Company has proposed to settle some of them as described above. Many of these lawsuits seek damages in unspecified amounts, which could be material, and some seek treble or punitive damages or restitution of profits, any of which could be material in amount. The outcome of each of these lawsuits is uncertain, and an adverse determination in any one of them could result in material damages or restitution and could materially limit the Company’s business practices. In addition, to the extent that the Company is required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in the Company making indemnification payments in amounts that could be material, in addition to any damages that the Company is required to pay. For these reasons, an adverse determination in any one or more of these lawsuits could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results. See Item 3, “Legal Proceedings—ERISA and Similar Litigation” above.

Pending litigation relating to our financial relationship with pharmaceutical manufacturers could significantly limit our ability to obtain discounts and rebates and could negatively impact our business practices.

We, together with a number of pharmaceutical manufacturers, wholesalers and other major PBMs, are defendants in five lawsuits challenging manufacturer discount and rebate practices under various federal antitrust laws. These suits, all of which were filed prior to January 2000 and have been consolidated as part of a Multidistrict Litigation, allege in part that the pharmaceutical manufacturers offered, and we knowingly accepted, rebates and discounts on purchases of brand-name prescription drugs in violation of the federal Robinson-Patman Act. These suits seek damages and to enjoin us from future violations of the Robinson-Patman Act. The outcome of these proceedings is uncertain. In connection with our spin-off from Merck, Merck has agreed to indemnify us for substantially all monetary liabilities related to these lawsuits. However, the terms of any settlements, adverse judgments or injunctions could significantly limit our ability to obtain discounts and rebates and could negatively impact our business practices. See Item 3, “Legal Proceedings—Antitrust Litigation” above.

We are defendants in pending actions relating to our revenue recognition practices for retail co-payments.

We and Merck are named as defendants in a number of purported class action lawsuits relating to our revenue recognition practices for retail co-payments paid by members of plans for which we provide pharmaceutical benefit management services. The class action lawsuits were consolidated and amended to assert claims against Merck and us and certain of our officers and directors relating to our revenue recognition practices for retail co-payments, rebates received by us, and our independent status. We and Merck have filed a motion to dismiss these lawsuits. Although Merck has agreed to indemnify us for a significant portion of any damages or settlement payments in connection with this litigation, we could be liable for a material amount of any damages or settlement payment. See Item 3, “Legal Proceedings—Securities Litigation” above.

Competition in our industry is intense and could harm our ability to attract and retain clients.

Competition in the PBM industry is intense. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. We compete with a wide variety of competitors, including large national PBMs such as AdvancePCS, Caremark Rx, Inc. and Express Scripts, Inc. Caremark Rx, Inc. completed its acquisition of AdvancePCS on March 24, 2004. These companies have national sales and account teams, mail order pharmacies and extensive technology infrastructure. Further consolidation within the PBM industry, as well as the acquisition of any of our competitors by larger companies, may also lead to increased competition. We also compete with insurers such as CIGNA Corporation and managed care organizations such as WellPoint Health Networks Inc., which offer prescription benefit plans in combination with other health benefits, using their own pharmacy benefit management facilities.

We compete based on innovation and service, as well as on price. To attract new clients and retain existing clients, we must continually develop new products and services to assist clients in managing their pharmacy benefit programs. We may not be able to develop innovative products and services that are attractive to clients. Moreover, although we need to continue to expend significant resources to develop or acquire new products and services in the future, we may not be able to do so. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to market our PBM services to customers successfully at our current levels of profitability.

If we do not continue to earn and retain rebates and purchase discounts from manufacturers at current levels, our gross margins may decline.

We have contractual relationships with pharmaceutical manufacturers that provide us discounts and rebates on prescription drugs. For example, we receive discounts on the drugs dispensed from our mail order pharmacies and rebates and fees for formulary management and other services, as well as for achieving various performance criteria.

We typically receive formulary access and other rebates and purchase discounts from pharmaceutical manufacturers and generally pass a portion of the rebates on to clients. Without rebates and purchase discounts from pharmaceutical manufacturers, we would not have been profitable in each of 2001, 2002 and 2003. We earned total rebates from pharmaceutical manufacturers of $2,535 million in 2001, $2,465 million in 2002 and $2,970 million in 2003, which, on an after tax basis, exceeded our net income of $256.6 million in 2001, $361.6 million in 2002 and $425.8 million in 2003.

Some of our arrangements with pharmaceutical manufacturers, which typically have terms of three to ten years, are terminable by the manufacturer on 180 days’ or shorter notice, and manufacturer rebates often depend on our ability to meet contractual market share or other requirements. Consolidation among pharmaceutical manufacturers, among other factors, has enabled manufacturers to decrease the amount of rebates they offer to us and other PBMs and increase the portion of their rebates that are formulary access rebates, which PBMs typically pass through to clients. Pharmaceutical manufacturers have also increasingly made rebate payments dependent upon including a broad array of their products in our formularies.

Rebates on drugs on which patents are expected to expire over the next several years currently contribute significantly to our earned rebates. Between 2004 and 2007 patents are expected to expire on brand-name drugs representing about $38 billion in annual sales in the United States. As these patents expire, the introduction of generic products may substantially reduce the market share of the brand-name drugs and the rebates manufacturers provide to us for including their brand-name drugs in the formularies we manage. We may also not be able to negotiate rebates for new brand-name drugs comparable to those rebates we are earning on brand-name drugs on which patents are expected to expire. We generally earn higher margins on generic drugs dispensed by our mail order pharmacies than we earn on brand-name drugs. However, manufacturers of newly-introduced generic drugs sometimes benefit from an exclusive marketing period during which we may be unable to earn these higher margins. The typically higher margins we earn on generic drugs and the rebates we earn by adding newly-approved, brand-name drugs to our formularies may not offset any decline in rebates for brand-name drugs on which patents expire.

Competitive pressures in the PBM industry have also caused us and many other PBMs to share with clients a larger portion of the rebates received from pharmaceutical manufacturers, increase the discounts offered to clients and reduce the prices charged to clients for core services. For further information regarding our margins, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” above.

Our ability to sustain the level of our gross margins depends to a significant degree upon our ability to earn rebates at levels at least equivalent to those in prior years. Our margins may decline as we attract larger clients, who typically have greater bargaining power than smaller clients. Similarly, the amount of rebates that we earn may decline if pharmaceutical manufacturers decrease further the amount of rebates they offer and increase further the portion of those rebates that are formulary rebates, which we typically pass through to our clients. Our margins may decline in response to these pressures from manufacturers and clients.

Changes in existing federal or state laws or regulations or in their interpretation by courts and agencies or the adoption of new laws or regulations relating to patent term extensions, rebate arrangements with pharmaceutical manufacturers, as well as some of the formulary and other services we provide to pharmaceutical manufacturers, could also reduce the rebates we receive and harm our financial condition and results of operations.

Failure to retain key clients could result in significantly decreased revenues and could harm our profitability.

Our largest client, UnitedHealth Group Inc., represented approximately $6,100 million, or 18%, of our net revenues during 2003. Although none of our other clients individually represented more than 10% of our net revenues in 2003, our top 10 clients as of December 27, 2003, including UnitedHealth Group, represented approximately 46% of our net revenues during 2003.

Our larger clients frequently distribute requests for proposals and seek bids from other PBM providers, as well as us, before their contracts with us expire. In each year from 1999 through 2003, we retained clients accounting for almost 95% of our net revenues.

In addition, a client that is involved in a merger or acquisition with a company that is not a client may not renew, and in some instances may terminate, its PBM contract with us. Trigon Healthcare, Inc., or Trigon, a client that represented approximately 3% of our net revenues in 2003, was acquired by Anthem, Inc. in 2002.

If several of our large clients terminate, cancel or do not renew their agreements with us or stop contracting with us for some of the services we provide because they accept a competing proposal or because they are involved in a merger or acquisition, and we are not successful in generating sales with comparable operating margins to replace the lost business, our revenues and results of operations could suffer materially.

Failure to satisfy contractual provisions with clients representing, in aggregate, over 90% of our net revenues could require us to pay performance penalties and could result in the termination of their contracts.

Many of our contracts with clients contain provisions that guarantee the level of service we will provide to the client or the minimum level of rebates or discounts the client will receive. Many of our client contracts also include guaranteed cost savings. An increase in drug costs, if the result is an overall increase in the cost of the drug plan to the client, may prevent us from satisfying contracts with guaranteed cost savings or minimum levels of rebates or discounts. Additionally, these clients may be entitled to performance penalties or the right to terminate their contracts with us if we fail to meet a service, rebate or cost savings guarantee we provide to them. Clients that are party to these types of contracts represented, in aggregate, over 90% of our net revenues in 2003.

Our clients are generally entitled to have us audited under their contracts with us and on occasion a client or former client has claimed that it overpaid us for our services based on the results of an audit. Payment disputes may result in refunds or the termination or non-renewal of a client contract.

If we fail to comply with complex and rapidly evolving laws and regulations or increasingly sophisticated contractual obligations, we could suffer penalties, lose clients or be required to pay substantial damages or make significant changes to our operations.

We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our mail order pharmacies and our ability to participate in federal and state healthcare programs. We also continue to enter into increasingly detailed and complex contractual obligations. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations and contractual obligations. Although we believe that we are substantially complying with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Our business could suffer if our newly developed systems and infrastructure are inadequate or we cannot replace the other benefits previously provided by Merck.

Until August 19, 2003, we relied on Merck for various services that we have only recently developed for ourselves, including consolidation accounting, treasury, tax, executive oversight, and procurement and other services, as well as certain aspects of legal, public affairs and human resources.

As of August 19, 2003, we operate as a separate publicly traded company. We have developed and implemented systems and infrastructure to support our current and future business. However, these newly developed systems and infrastructure may be inadequate and we may be required to develop or otherwise acquire other systems and infrastructure to support our current and future business.

We have substantial debt obligations that could restrict our operations, and we and our subsidiaries may incur additional debt.

We have substantial indebtedness, which was approximately $1,396 million in the aggregate as of December 27, 2003. As of December 27, 2003, our available borrowing capacity was approximately $242 million under our revolving credit facility and $428 million under our accounts receivable financing facility. Available borrowing capacity is, in the case of the accounts receivable financing facility, subject to there being sufficient eligible receivables, and in the case of the revolving credit facility, subject to letter of credit issuance. We and our subsidiaries may also incur additional substantial indebtedness in the future.

Our substantial indebtedness could have adverse consequences, including:

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds; and

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

The operating and financial restrictions imposed by our debt agreements could restrict our ability to finance operations and capital needs or to engage in other business activities.

The indenture under which our senior unsecured notes were issued contains covenants that restrict or limit our and our restricted subsidiaries’ ability to:

•	borrow money and issue preferred stock;

•	pay dividends on our stock or repurchase our stock;

•	make investments;

•	create liens;

•	enter into sale and leaseback transactions;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends or other amounts to us;

•	engage in certain transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our or their assets; and

•	designate our subsidiaries as unrestricted subsidiaries.

Most of these covenants will cease to be applicable if the senior unsecured notes attain investment grade status and we are not in default under the notes and the indenture.

Our credit agreement governing the senior secured credit facility also includes covenants that restrict or limit our and our subsidiaries’ ability to:

•	incur additional indebtedness;

•	incur liens on property or assets;

•	enter into sale and leaseback transactions;

•	dispose of assets;

•	make fundamental changes in our corporate existence and our principal business;

•	make acquisitions, investments and capital expenditures;

•	pay dividends;

•	engage in transactions with affiliates;

•	enter into agreements that restrict corporate activities; and

•	prepay or redeem any subordinated debt we may incur or amend agreements governing such subordinated debt; and

•	use derivative instruments.

In addition, the agreements governing the senior secured credit facility and accounts receivable financing facility require us to comply with specified financial ratios and tests including a maximum leverage ratio and a minimum fixed charge coverage ratio. These restrictive covenants and financial ratios and tests restrict our financial flexibility. Furthermore, a downgrade of our senior unsecured debt rating below certain thresholds will increase pricing on, and decrease availability under, the accounts receivable financing facility.

We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility and ability to generate cash. Our breach or failure to comply with any of these covenants could result in a default under the indenture or the agreements governing our senior secured credit facility and accounts receivable financing facility. If a default under the indenture occurs, the holders of the senior unsecured notes could elect to declare the notes due and payable, together with accrued and unpaid interest. If we default under the agreements governing the senior secured credit facility and accounts receivable financing facility, the lenders could cease to make further extensions of credit or advances and cause all of our outstanding debt obligations under the facilities to become immediately due and payable, together with accrued and unpaid interest. Because the indenture and the agreements governing our senior secured credit facility and accounts receivable financing facility will have customary cross-default provisions, if debt is accelerated under one of these agreements, debt under the other agreement may also be accelerated. If the indebtedness under the senior unsecured notes or under the facilities is accelerated, we may be unable to repay or finance the amounts due.

Risks related to bioterrorism and mail tampering, and mail irradiation and other procedures the government may implement to manage these risks, could adversely affect and limit the growth of our mail order business.

Many prescription drugs are delivered to retail pharmacies or directly to consumers through the mail. In particular, our mail order service sends over a million parcels a week through the U.S. Postal Service and other couriers. A number of our contracts also require us to deliver pharmaceutical products within a designated period of time on average following receipt of an order. We have no control, however, over delays caused by disruptions to the U.S. mail or other courier services. Moreover, should the risks related to bioterrorism or mail tampering increase or mail service experience interruptions or significant delays, we may have difficulty satisfying our contractual performance obligations and consumers may lose confidence in mail order pharmacies.

Additionally, the use of mail irradiation or other scanning devices, if implemented, could be harmful to pharmaceutical products shipped via the mail. We understand that this technology is not in general use and the U.S. Postal Service has not announced plans to use irradiation screening on prescription medicines. However, should the federal government implement mail irradiation technology to protect national security due to the risks of bioterrorism via the mail or for other unforeseen reasons, safe and reliable delivery of prescription drugs through the mail may be difficult. See Item 1, “Business—Government Regulation” above. If any of these events occur, we could be forced to temporarily or permanently discontinue our mail order operations and we would lose an important competitive advantage.

We may be subject to liability claims for damages and other expenses that are not covered by insurance.

Our product and professional liability insurance policies are expected to cover individual claims of up to $50 million. A successful product or professional liability claim in excess of our insurance coverage could harm our financial condition and results of operations.

Various aspects of our business may subject us to litigation and liability for damages, including:

•	the performance of PBM services, including formulary management and health improvement and clinical services; and

•	the operation of our call center pharmacies and websites.

For example, a prescription drug dispensing error could result in a patient receiving the wrong or incorrect amount of medication, leading to personal injury or death. Misinformation from one of our call center pharmacies or our websites could also lead to adverse medical conditions. Our business, financial condition and results of operations could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope of any applicable contractual indemnity or insurance coverage.

The Company believes that most of the claims described under Item 3, “Legal Proceedings” above are unlikely to be covered by insurance.

Changes in technology could cause our products and services to become obsolete and, as a result, we may lose clients and members.

We rely heavily on our technology, which is subject to rapid change and evolving industry standards. For example, automated dispensing for mail order, online pharmacies and electronic prescribing are among the recent technological innovations of our industry. To be successful, we must adapt to this rapidly evolving market by continually improving the responsiveness, functionality and features of our products and services to meet our clients’ changing needs. We may not be successful in developing or acquiring technology which is competitive and responsive to the needs of our clients and might lack sufficient resources to continue to make the necessary investments in technology to compete with our competitors. Without the timely introduction of new products and enhancements that take advantage of the latest technology, our products and services could become obsolete over time and we could lose a number of our clients and members.

If we are not able to protect our intellectual property rights or successfully defend claims of infringement against us or maintain our third party relationships, we may not be able to compete effectively.

We currently rely on a combination of patent, copyright, trade secret and trademark rights, as well as confidentiality agreements and other contractual arrangements with our employees, contractors, affiliates, business partners and clients, to establish and protect our intellectual property and similar proprietary rights. However, it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. In addition, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information. We have licensed and may license in the future, patents, copyrights, trademarks, trade secrets and similar proprietary rights to and from third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected and that the third party rights we need are licensed to us when entering into business relationships, our business partners, consultants or other third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation.

In the future, we may have to rely on litigation to enforce our intellectual property rights and contractual rights. In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources. If litigation we initiate is unsuccessful, we may not be able to protect the value of our intellectual property. Additionally, in the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we had been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time.

We have formed relationships with and rely on the services and technology of a number of third party companies and consultants to ensure the integrity of our technology. Although we do not anticipate severing relations with any of these third parties, any of these providers may cease providing these services or technology in an efficient, cost-effective manner or be unable to adequately expand their services to meet our needs. In the event of an interruption in, or the cessation of, services or technology by an existing third party provider, we may not be able to make alternative arrangements for the supply of the services or technology that are critical to the operation of our business.

Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our programs and services may infringe on the intellectual property rights of third parties and our intellectual property rights may not have the value we believe them to have.

Any disruption of, or failure in, either of our two automated pharmacies or our data center could significantly reduce our ability to process and dispense prescriptions and provide products and services to our clients.

Currently, our automated pharmacies in Las Vegas, Nevada and Willingboro, New Jersey together dispensed over 90% of our mail order prescriptions per week. Our data center, located in Fair Lawn, New Jersey, provides primary support for all applications and systems required for our business operations, including our claims processing, billing, communications and mail order systems. These facilities depend on the infrastructure in the areas where they are located and on the uninterrupted operation of our computerized dispensing systems and our electronic data processing systems. Significant disruptions at any of these facilities due to failure of our technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or some other catastrophic event could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate, our ability to process and dispense prescriptions and provide products and services to our clients.

Risks Relating to Our Industry

PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA.

PBMs typically provide services to corporations and other sponsors of health benefit plans. These plans are subject to ERISA, which regulates employee pension benefit plans and employee welfare benefit plans, including health and medical plans. The U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by a PBM. We are party to several lawsuits that claim we are a fiduciary under ERISA. If a court were to determine, in litigation brought by a private party or in a proceeding arising out of a position taken by the Department of Labor, that we were a fiduciary in connection with services we provide, we could potentially be subject to claims for breaching fiduciary duties and/or entering into certain “prohibited transactions”.

Legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable medical information could limit our ability to use information that is critical to the operation of our business.

Many of our products and services rely on our ability to use patient identifiable information in various ways. In addition to electronically reviewing hundreds of millions of prescriptions each year, we collect and process confidential information through many of our programs and alliances, including RationalMed and point-of-care initiatives. There is currently substantial regulation at the federal, state and international levels addressing the use and disclosure of patient identifiable medical and other information. Sanctions for failing to comply with standards issued pursuant to state or federal statutes or regulations include criminal penalties and civil sanctions. See Item 1, “Business—Government Regulation” above. These and future regulations and legislation that severely restrict or prohibit our use of patient identifiable medical and other information could limit our ability to use information that is critical to the operation of our business. If we violate a patient’s privacy or are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for significant damages, fines or penalties.

Although we have in place stringent policies and procedures to protect and secure patient identifiable medical and other information, new laws that may be enacted and new rules and regulations that may be adopted governing privacy and security may reduce the amount of information we may obtain or use without patient consent. Difficulties in obtaining patient consents could limit our ability to use some of our information technology products and services. Even without new legislation, our clients could prohibit us from including their members’ information in our various databases. These clients could also prohibit us from offering services to others that involve the compilation of that information.

Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced rebates from manufacturers.

During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including prescription drug costs, are underway at the federal and state government levels. Congress is also currently considering proposals to reform the U.S. healthcare system. These proposals may increase governmental involvement in healthcare and PBM services and may otherwise change the way our clients do business. Healthcare organizations may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers.

In addition, both Congress and state legislatures are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could greatly limit our business practices and impair our ability to serve our clients.

New legislation providing Medicare recipients with outpatient drug benefits could reduce the total market for PBM services.

On December 8, 2003, President Bush signed into law H.R. 1, the “Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (P.L. 108-173) (the “Act”). The Act offers far-reaching changes to the Medicare program, including changes to the current Medicare+Choice program, administrative and contracting reforms, changes to Medicare provider reimbursement, and the creation of a new type of health savings account. Most notably, the Act establishes a new Medicare Part D outpatient prescription drug benefit for the 35 million Americans who are age 65 and older, the most significant change to healthcare coverage for seniors since the inception of Medicare nearly 40 years ago. Starting January 1, 2006, seniors will have the opportunity to enroll in Medicare Part D. The final impact of the Part D benefit, and the Act in general, will not be clear until the Centers for Medicare & Medicaid Services publishes rules in response to the Act. Depending on the rules that are ultimately adopted, the Medicare Part D prescription benefit could make policies or plans less valuable to seniors and reduce the total market for PBM services. Moreover, our clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the Part D benefit may outweigh any opportunities for new business generated by the new benefit. We are currently unable to assess the impact that Medicare Part D will have on our clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members.

Risks Relating to Our Relationship with Merck

Under our managed care agreement with Merck, our rebates could decline by a substantial amount and we may have to pay substantial liquidated damages to Merck if we fail to achieve specified market share levels.

Our historical financial statements include recorded rebates from Merck based upon the volume of Merck patented products dispensed either by our mail order pharmacies or through our retail pharmacy networks and the level of control we exercise over drugs utilized in our clients’ plans.

The five-year managed care agreement we entered into with Merck, effective as of July 2002, replaced our previous arrangements with Merck with respect to these rebates. Under the agreement, we have the opportunity to earn formulary access rebates and market share rebates. However, the provisions of the agreement relating to rebates may reduce the amount of rebates from Merck that we are able to earn as compared with prior periods, and some provisions of the agreement may also affect our business practices in ways that could have a significant impact on the amount of rebates we may be able to earn from other manufacturers. In some respects, the agreement also imposes greater obligations on us than similar agreements we have with other pharmaceutical manufacturers. Accordingly, the agreement may have a significant impact on our profitability.

The agreement requires us to:

•	ensure that all Merck patented products are included in each of our standardized formularies on the most preferred branded tier;

•	make offers and proposals to potential, new or existing plans relating to the treatment of Merck patented products under those plans;

•	use our best efforts to ensure that Merck patented products are made available to members under plans we manage or administer with no less favorable access, and on a no less favorable clinical or economic basis, than competitive patented products;

•	provide notices and information to Merck and our clients and afford Merck the opportunity to communicate with us and our clients regarding Merck products and the recommendations we make to our clients regarding those Merck products; and

•	ensure that for each quarter the dollar-weighted ratio of (a) the market shares of Merck patented products under plans we manage or administer to (b) the national third-party market shares of Merck patented products (excluding prescriptions under plans we manage or administer), which we refer to as our aggregate market share differential, is at or above a minimum level.

The rebates that we may earn under the agreement may be reduced or eliminated if we do not comply with various obligations or our aggregate market share differential is below target or minimum levels. Merck has the right to terminate the managed care agreement at any time on 120 days’ notice. Merck may also at any time withdraw any of its patented products from the terms of the agreement, subject to certain restrictions with respect to Zocor. Merck’s termination of the agreement or withdrawal of products could substantially reduce our profitability and impair our financial condition.

In the past, the market share of Merck products under plans we manage or administer has in the aggregate exceeded the national third-party market shares of Merck patented products (excluding prescriptions under plans we manage or administer). The rebates we may earn under the managed care agreement may be reduced or eliminated if we do not achieve aggregate target and minimum market share differentials. The aggregate amount of formulary access rebates we receive from Merck for any quarter will be reduced to the extent that our aggregate market share differential is below an aggregate target market share differential, which reflects our aggregate market share differential for the last quarter of 2001 reduced by an agreed upon percentage and adjusted for the impact on our aggregate market share differential of plans that we began to manage or administer or ceased to manage or administer for the periods after the last quarter of 2001. For the third quarter of 2003, the most recent fiscal quarter for which formulary access rebates and market share differentials have been calculated, our aggregate market share differential was approximately 1.31 to 1. The aggregate target market share differential for the third quarter of 2003 was approximately 1.28 to 1. Declines in our aggregate market share differential will generally reduce the aggregate amount of market share rebates we receive under the agreement for any quarter. We will not receive any rebates for any quarter in which our aggregate market share differential is less than an aggregate minimum market share differential, adjusted as provided in the agreement. The aggregate minimum market share differential for the third quarter of 2003 was approximately 1.21 to 1. If we fail to achieve the aggregate minimum market share differential, we will be required to pay to Merck, as liquidated damages, 50% of the additional revenue Merck would have received if we had achieved this aggregate minimum market share differential for that quarter. For illustrative purposes only, based on the utilization of Merck products under our plans during the third quarter of 2003, if our aggregate market share differential had been below the aggregate minimum market share differential for that quarter, for each 0.01 increment (or portion of that increment) our aggregate market share differential had been below the aggregate minimum market share differential, we would have been required to pay approximately $3 million (or a ratable portion of that amount, as applicable) to Merck as liquidated damages.

We may not be able to maintain the aggregate target or aggregate minimum market share differential for any quarter or for the term of the agreement, and our aggregate market share differential may decline due to a variety of factors, some of which are beyond our control. The rebates we receive from Merck may vary substantially from quarter to quarter and may decline from historic levels, or we may not be entitled to receive rebates at all. Moreover, we cannot predict how Merck or other pharmaceutical manufacturers will price their products, and these pricing decisions could have a substantial impact on our ability to achieve the aggregate target market share differential and aggregate minimum market share differential.

We will not be entitled to receive any rebates for any quarter in which we breach some of the covenants contained in the agreement. These include covenants requiring us to:

•	indemnify Merck; and

•	retain information and data in support of rebate calculations in an orderly, accessible, complete and accurate format.

Moreover, we will be ineligible to receive rebates in the following circumstances:

•	We will not receive any rebates for utilization of Merck patented products under plans we manage or administer for any quarter in which we breach any of our “standardized formulary” obligations or any of our obligations with respect to, among other things, providing notices and information to Merck and our clients, or affording Merck the opportunity to communicate with us and our clients regarding Merck products or the recommendations we make to our clients regarding those products.

•	We will generally not be eligible to receive any rebates in the future for utilization of Merck patented products under a plan if we breach our obligations relating to offers and proposals with respect to that plan.

•	We will not be eligible to receive any rebates for the utilization of a Merck patented product under a plan for any quarter in which we breach our “best efforts” obligations with respect to that Merck patented product under that plan.

Nor will we be eligible to receive any rebates for sales of a Merck patented product dispensed under a plan during any quarter if during the quarter that Merck product is:

•	not included on the most preferred branded tier of the plan’s formulary from which members are encouraged to request, and/or physicians are encouraged to prescribe, pharmaceutical products;

•	subject to a co-payment that is not as low as the lowest co-payment payable for any competitive patented product included in the therapeutic category which includes the affected Merck patented product; or

•	not made available to members under the plan with at least as favorable access, and on at least as favorable a clinical or economic basis, as competitive patented products.

We believe that, under most of the plans we manage or administer, all or almost all of Merck patented products are eligible for rebates under the three criteria listed above. If Merck determines otherwise or if in the future this is not the case, the rebates we may earn under the agreement may be significantly reduced.

Beginning with the first quarter of 2003, we are ineligible to receive any rebates for use of a Merck patented product by members of a plan we manage or administer if utilization controls not approved by Merck as eligible for rebates are implemented under the plan with respect to that Merck product and/or any competitive patented products. Merck has the right to determine whether the utilization controls that are currently or in the future implemented by plans we manage or administer are eligible for rebates. A decision by Merck not to approve all or some of these utilization controls could materially and adversely affect the amount of rebates we will be eligible to receive from Merck under the agreement. Under the agreement, with respect to each of the quarters of 2003, Merck is still entitled to determine whether the plans we manage or administer implemented utilization controls during those quarters that restricted the use of a Merck patented product, encouraged the use of a competitive patented product or restricted the use of patented products in the therapeutic category that includes that Merck product. To the extent Merck does not approve utilization controls implemented under plans we managed or administered or it is otherwise determined that we were not entitled to receive rebates which we believed we were entitled to receive for any use of Merck patented products, the rebates we receive for such period could be less than the amount reflected in our financial statements, possibly requiring us to record a charge to our future net income of up to the amount of any such shortfall.

Furthermore, if, as a result of any of the foregoing disqualifying circumstances, we become ineligible in any quarter to receive formulary access rebates for sales of one or more Merck patented products under a plan we manage or administer (but were eligible to receive formulary access rebates for sales of those Merck products during the preceding quarter) and the sales for those Merck patented products under the plan during the preceding quarter represented 20% or more of the total sales of all Merck patented products eligible for formulary access rebates under that plan, Merck may elect not to pay us any rebates for any sales of Merck patented products under that plan for that particular quarter.

We may not have sufficient influence over a plan to prevent circumstances from arising that would result in our being ineligible to receive any rebates for utilization of Merck patented products under the plan. The loss of a material amount of rebates from Merck in any quarter or year could have a material adverse effect on our business, financial condition and results of operations.

Historically, Zocor has had the highest sales revenue of all Merck patented products within the plans we manage or administer and has accounted for a higher proportion of rebates we have received than any other Merck patented product. Accordingly, the utilization of Zocor under plans we manage or administer has contributed significantly to our ability to exceed the aggregate minimum market share differential and achieve at least the aggregate target market share differential. If utilization of Zocor decreases under the plans we manage or administer, or if Merck, in its sole discretion, withdraws Zocor from the terms of the managed care agreement (which it may generally do when, for two consecutive quarters, our aggregate market share differential does not exceed the aggregate target market share differential, as adjusted), the amount of rebates we receive from Merck may decline materially. In addition, Merck’s patent right with respect to Zocor is currently expected to expire in mid-2006, at which time we will no longer receive any rebates for utilization of Zocor. Although the aggregate target and minimum market share differentials will be adjusted at that time to exclude the effect of Zocor and ameliorate the impact on us of the expiration of the Zocor patent right, this adjustment will not replace the lost rebates attributable to Zocor.

Finally, the managed care agreement contains a number of terms that are not contained in, or are substantially different from comparable provisions of, our agreements with other pharmaceutical manufacturers.

•	Under rebate arrangements with other pharmaceutical manufacturers, generally only the market share rebates we have an opportunity to earn are contingent upon achieving specified aggregate market share differentials for the manufacturers’ products. The managed care agreement, however, makes the level of all rebates dependent upon our maintaining specified aggregate market share differentials.

•	Liquidated damages provisions are not included under our agreements with other pharmaceutical manufacturers. Under the managed care agreement, however, if we fail to maintain the aggregate minimum market share differential in any quarter, we are required to pay to Merck, as liquidated damages, 50% of the additional revenue Merck would have received if we had achieved the aggregate minimum market share differential for that quarter.

•	Under rebate arrangements with other pharmaceutical manufacturers, the pharmaceutical manufacturers generally may not unilaterally withdraw a product from the terms of the rebate agreement, as Merck is generally entitled to do under the managed care agreement.

•	Other provisions of the managed care agreement absent from our agreements with other manufacturers include Merck’s unilateral right to terminate the agreement and our agreement to indemnify Merck for specified liabilities.

These provisions under the managed care agreement could substantially reduce our profitability and impair our financial condition. The terms and requirements of the agreement and consequences of noncompliance provided in the agreement are likely to have a more significant impact on the conduct of our business than those contained in agreements with other pharmaceutical manufacturers. Because of these provisions, if we breach the managed care agreement, the consequences may be more adverse to us than if we breach our agreements with other pharmaceutical manufacturers.

Compliance with our obligations under the managed care agreement may have a substantial impact on our competitive position and may expose us to liabilities to clients and others.

To avoid losing rebates with respect to Merck patented products and paying substantial liquidated damages to Merck resulting from our failure to maintain the aggregate minimum market share differential under the agreement, we may have to take steps to comply with the agreement that create uncertainties and risks for our business relationships with other pharmaceutical manufacturers and with our clients. Our obligations under the managed care agreement may reduce our flexibility in negotiating agreements with other pharmaceutical manufacturers or our ability to earn rebates under agreements with them. Our obligations under the agreement may also make it more difficult for us to negotiate new agreements with our clients and may affect our competitive position.

Under the agreement, Merck has the right to engage in discussions with any client that indicates that it may be interested in working directly with Merck or that it is contemplating or in the process of terminating its relationship with us as it relates to Merck or any Merck patented product. If any of our major clients were to reach agreement directly with Merck, we could lose the opportunity to earn rebates with respect to sales of Merck patented products to that client’s members, and the adverse impact on our business and profitability could be significant.

If we do not realize anticipated rebates under our agreement with Merck, we may fail to meet financial performance standards that we have committed to achieve under certain plans we manage or administer, in which case we could incur substantial liabilities to those plans. As a result of our efforts to perform our obligations under the agreement, our competitive position could suffer and we may be unable to avoid reduction or elimination of our rebates under the agreement or the payment of liquidated damages.

Under the agreement, we are responsible for any liabilities to third parties arising from the performance of our obligations. While we do not believe that the agreement conflicts with any of our contractual obligations to third parties or with any laws or regulations applicable to our business, we are a party to a number of government investigations and legal proceedings and our adversaries may assert the contrary, potentially resulting in a less favorable outcome than we would otherwise expect.

Our managed care agreement with Merck contains provisions that may make it more difficult for us to sell stock or assets or for another company to acquire or merge with us.

Neither our rights nor our obligations under our managed care agreement with Merck may be assigned, including by operation of law. We are prohibited from selling to any party businesses or assets representing 5% or more of our net income or net revenues, or 15% or more of any class of our equity securities or of the equity securities of any subsidiary that generated 5% or more of our net revenues or net income, or more than 5% of our assets on a book value or fair value basis, measured in each case as of the end of the quarter preceding the transaction, unless, at Merck’s election, the acquiring party or its ultimate parent agrees to enter into an agreement with Merck containing provisions relating to that party, any plans managed or administered by it, and its affiliates, that are substantially similar to our managed care agreement with Merck (other than as relate to existing groups of members under those groups’ plans, which would not be required to be subject to the agreement). These provisions could limit our ability to engage in sales of our stock or assets, or to engage in a merger or change of control transaction, that our shareholders might consider favorable, and may discourage third parties from seeking to enter into business combination transactions with us.

The agreements we have entered into with Merck in connection with the separation and distribution could restrict our operations.

In connection with our spin-off from Merck, we and Merck entered into a number of agreements, in addition to the managed care agreement, that governed our spin-off from Merck and now govern our relationship. Each of these agreements was entered into in the context of our relationship to Merck as a wholly-owned subsidiary and our spin-off from Merck, and, accordingly, the terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s-length negotiations with unaffiliated third parties. These agreements commit us to take actions, observe commitments and accept terms and conditions that are or may be advantageous to Merck but are or may be disadvantageous to us. The terms of these agreements include obligations and restrictive provisions, including, but not limited to:

•	an agreement that restricts our ability, for a period of five years after the completion of the distribution, to engage in a business similar to the business of developing, manufacturing or marketing human or animal health products except to the extent these activities relate to the conduct of our PBM business. We will also be subject to some restrictions on our ability to make acquisitions of, and investments in, any company that conducts these prohibited activities or businesses. In addition, if we acquire a company that conducts prohibited businesses and activities and we subsequently determine to dispose of any of those prohibited activities or businesses within five years of the date of the distribution, we will be required to provide Merck with a right of first offer to acquire those activities or businesses;

•	an agreement to indemnify Merck, its affiliates, and each of their respective directors, officers, employees, agents and representatives from all liabilities that arise from our breach of, or performance under, the agreements we are entering into with Merck in connection with the distribution and for any of our liabilities, including certain liabilities arising out of some of the litigation we are involved in;

•	an agreement that we will not change our accounting principles for periods in which our financial results are included in Merck’s consolidated financial statements, unless we are required to do so to comply, in all material respects, with generally accepted accounting principles and SEC requirements. We will also agree to use Merck’s auditors for a period of time, use reasonable commercial efforts to have our annual audit completed on the same date as Merck’s annual audit and provide information and access to Merck and its auditors; and

•	an agreement with regard to tax matters between ourselves and Merck which restricts our ability to engage in certain strategic or capital-raising transactions.

The terms of our spin-off from Merck, anti-takeover provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation and our amended and restated bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.

Our agreements with Merck may make it difficult to effect a change in control of our company. For example, the managed care agreement and the tax responsibility allocation agreement may restrict our ability to sell our company.

Our amended and restated certificate of incorporation, our amended and restated bylaws and various provisions of the Delaware General Corporation Law, or the DGCL, may also make it more difficult to effect a change of control of our company or remove incumbent officers and directors. The existence of these provisions may adversely affect the price of our common stock, discourage third parties from making a bid for our company or reduce any premium paid to our shareholders for their common stock. Our board of directors has authority to issue up to 10,000,000 shares of “blank check” preferred stock and to attach special rights and preferences to this preferred stock. The issuance of this preferred stock may make it more difficult for a third party to acquire control of us. Immediately prior to the completion of the distribution, our board of directors will be divided into three classes as nearly equal in size as possible with staggered three-year terms. This classification of our board of directors could have the effect of making it more difficult for a third party to acquire our company or of discouraging a third party from acquiring control of our company because it will generally make it more difficult for shareholders to replace a majority of the directors. Following the distribution, it will not be possible to remove a director except for cause and only by a vote of holders of at least 80% of the voting power of our outstanding shares of stock.

Additionally, as a result of our ownership of three insurance companies, a third party trying to effect a change of control of our company may be required to obtain approval from the applicable state insurance regulatory officials. The need for this approval may discourage third parties from making a bid for our company or make it more difficult for a third party to acquire our company, which may adversely affect the price of our common stock.

Employee Compensation and Benefit Plans

In connection with the spin-off from Merck, the Medco Health Solutions, Inc. 401(k) Savings Plan (the “Plan”) received 0.1206 shares of Medco Health common stock for every one share of Merck common stock held in the Merck Common Stock Fund. These shares were transferred to a new Medco Health Stock Fund that was established as an investment alternative in the Plan. Additionally, on August 19, 2003, $86.8 million of assets were transferred from the Merck & Co., Inc. Master Trust to the Medco Health Solutions, Inc. Cash Balance Retirement Plan Trust.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We have floating rate debt that is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances outstanding as of December 27, 2003, which are subject to variable interest rates based on the London Interbank Offered Rate (“LIBOR”), would yield a $2.25 million change in annual interest expense. On March 26, 2004, we completed a refinancing of our senior secured term loan facilities, which had an outstanding balance of $900 million at the end of fiscal 2003. The refinancing includes an amended and restated $800 million, 4.5 year senior secured term loan facility, at an initial interest rate reflecting the LIBOR plus a 1.25 percent margin. This facility, along with cash on hand, will be used to repay in full the aggregate March 2004 outstanding amount of the existing secured term loan facilities, which include a $390 million Term Loan A, currently at a rate of LIBOR plus 1.75 percent rate, and a $499 million Term Loan B currently at a rate of LIBOR plus 2.25 percent. On a pro forma basis of $800 million in principal outstanding, this refinancing is expected to reduce annualized interest expense by approximately $6 million. The refinancing also results in a one-time charge of $5.5 million for debt issuance costs associated with Term Loan A and Term Loan B. The remaining term of the Term Loan B was 6.5 years. The refinanced Term Loan A has a maturity of 4.5 years. The $250 million Revolving Credit Facility will remain in place.

In addition, in March 2004, we entered into interest rate swap transactions on $200 million of the $500 million in 7.25% senior notes. These transactions were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. There are no current plans to enter into further swap transactions. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 8.	Financial Statements and Supplementary Data.

*	Selected quarterly financial data for the fiscal year ended December 27, 2003 is included herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Condensed Interim Financial Data (Unaudited).”

Report of Independent Auditors

To the Shareholders and Board of Directors of Medco Health Solutions, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Medco Health Solutions, Inc. and its subsidiaries (the “Company”) at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements and financial statement schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company was a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”) until August 19, 2003 and had significant intercompany transactions with Merck. On August 19, 2003, Merck completed the distribution to its shareholders of all of the outstanding common stock of the Company. The Company’s relationship with Merck is governed by various agreements entered into in connection with the distribution. These matters are discussed in Notes 1 and 12 to the consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ PricewaterhouseCoopers LLP

Florham Park, N.J.

January 27, 2004, except for Note 13,

    as to which the date is February 17, 2004

Medco Health Solutions, Inc.

Consolidated Balance Sheets

($ in millions, except for share data)	DECEMBER 27, 2003	DECEMBER 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$638.5	$14.4
Short-term investments	59.5	72.5
Accounts receivable, net	1,394.0	1,562.2
Due from Merck, net	—	231.8
Inventories, net	1,213.4	1,062.7
Prepaid expenses and other current assets	95.5	69.7
Deferred tax assets	359.4	213.1

Total current assets	3,760.3	3,226.4
Property and equipment, net	757.3	842.9
Goodwill, net	3,310.2	3,310.2
Intangible assets, net	2,320.5	2,414.8
Other noncurrent assets	114.7	128.2

Total assets	$10,263.0	$9,922.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$1,988.2	$1,718.3
Accrued expenses and other current liabilities	567.1	336.6
Current portion of long-term debt	50.0	—

Total current liabilities	2,605.3	2,054.9
Noncurrent liabilities:
Long-term debt, net of current portion	1,346.1	—
Deferred tax liabilities	1,177.5	1,197.7
Other noncurrent liabilities	54.1	34.3

Total liabilities	5,183.0	3,286.9

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01 – authorized: 10,000,000 shares; issued and outstanding: 0 shares	—	—
Common stock, par value $0.01 – authorized: 1,000,000,000 shares; issued and outstanding: 270,532,667 shares in 2003 and 270,000,000 shares in 2002	2.7	2.7
Accumulated other comprehensive income	—	0.1
Additional paid-in capital	4,913.4	6,386.9
Unearned compensation	(7.4)	—
Retained earnings (for the period subsequent to May 25, 2002)	171.3	245.9

Total stockholders’ equity	5,080.0	6,635.6

Total liabilities and stockholders’ equity	$10,263.0	$9,922.5

The accompanying notes are an integral part of these consolidated financial statements.

Medco Health Solutions, Inc.

Consolidated Statements of Income

FOR FISCAL YEARS ENDED (In millions, except for per share data)	DECEMBER 27, 2003	DECEMBER 28, 2002	DECEMBER 29, 2001
Product net revenues (Includes retail co-payments of $6,850 for 2003, $6,457 for 2002, and $5,537 for 2001)	$33,913.1	$32,573.0	$28,709.3
Service revenues	351.4	385.5	361.3

Total net revenues	34,264.5	32,958.5	29,070.6

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $6,850 for 2003, $6,457 for 2002, and $5,537 for 2001)	32,552.7	31,483.9	27,601.1
Cost of service revenues	189.7	173.8	185.6

Total cost of revenues (See Note 12 for a description of transactions with Merck)	32,742.4	31,657.7	27,786.7
Selling, general and administrative expenses	686.4	587.7	578.4
Amortization of goodwill	—	—	106.9
Amortization of intangibles	94.3	84.9	84.9
Interest and other (income) expense, net	12.7	7.9	(4.6)

Total cost of operations	33,535.8	32,338.2	28,552.3

Income before provision for income taxes	728.7	620.3	518.3
Provision for income taxes	302.9	258.7	261.7

Net income	$425.8	$361.6	$256.6

Basic earnings per share:
Weighted average shares outstanding	270.1	270.0	270.0
Earnings per share	$1.58	$1.34	$0.95

Diluted earnings per share:
Weighted average shares outstanding	270.8	270.0	270.0
Earnings per share	$1.57	$1.34	$0.95

The accompanying notes are an integral part of these consolidated financial statements.

Medco Health Solutions, Inc.

Consolidated Statements of Stockholders’ Equity

($ in millions, except for share data)	TOTAL STOCKHOLDERS’ EQUITY	$0.01 PAR VALUE COMMON STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	ADDITIONAL PAID–IN CAPITAL	UNEARNED COMPENSATION	RETAINED EARNINGS*
Balances at December 30, 2000	$6,358.3	$2.7	$0.1	$6,355.5	$—	$—

Minimum pension liability, net of tax of $3.0	(5.7)	—	(5.7)	—	—	—
Net income	256.6	—	—	256.6	—	—

Total comprehensive income	250.9	—	(5.7)	256.6	—	—
Net change in intercompany receivable with Merck	(340.9)	—	—	(340.9)	—	—

Balances at December 29, 2001	6,268.3	2.7	(5.6)	6,271.2	—	—

Minimum pension liability, net of tax of $3.0	5.7	—	5.7	—	—	—
Net income	361.6	—	—	115.7	—	245.9

Total comprehensive income	367.3	—	5.7	115.7	—	245.9

Balances at December 28, 2002	6,635.6	2.7	0.1	6,386.9	—	245.9

Net income	425.8	—	—	—	—	425.8
Unrealized loss on investments	(0.1)	—	(0.1)	—	—	—

Total comprehensive income	425.7	—	(0.1)	—	—	425.8

Changes in stockholders’ equity related to employee stock plans	18.7	—	—	26.1	(7.4)	—
Dividends paid to Merck	(2,000.0)	—	—	(1,499.6)	—	(500.4)

Balances at December 27, 2003	$5,080.0	$2.7	—	$4,913.4	$(7.4)	$171.3

*	For the period subsequent to May 25, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

Medco Health Solutions, Inc.

Consolidated Statements of Cash Flows

FOR FISCAL YEARS ENDED ($ in millions)	DECEMBER 27, 2003	DECEMBER 28, 2002	DECEMBER 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$425.8	$361.6	$256.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	189.0	172.5	131.1
Amortization of goodwill	—	—	106.9
Amortization of intangibles	94.3	84.9	84.9
Deferred income taxes	(142.0)	57.7	10.5
Other	37.3	4.8	1.0
Net changes in assets and liabilities:
Accounts receivable	166.7	(593.8)	(41.3)
Inventories	(150.7)	142.9	(208.1)
Other noncurrent assets	33.6	0.8	(84.1)
Current liabilities	475.8	208.0	404.2
Other noncurrent liabilities	19.9	20.1	13.4
Other	(25.8)	10.8	(16.3)

Net cash provided by operating activities	1,123.9	470.3	658.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(124.9)	(235.2)	(322.0)
Purchases of securities and other investments	(144.8)	(110.2)	(198.5)
Proceeds from sale of securities and other investments	150.6	105.0	190.6
Other	—	—	(0.3)

Net cash used by investing activities	(119.1)	(240.4)	(330.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long–term debt	1,396.0	—	—
Proceeds under accounts receivable financing facility	100.0	—	—
Repayments under accounts receivable financing facility	(100.0)	—	—
Debt issuance costs	(20.6)	—	—
Dividends paid to Merck	(2,000.0)	—	—
Proceeds from exercise of stock options	12.1	—	—
Intercompany transfer from (to) Merck, net	231.8	(231.8)	(340.9)

Net cash used by financing activities	(380.7)	(231.8)	(340.9)

Net increase (decrease) in cash and cash equivalents	$624.1	$(1.9)	$(12.3)
Cash and cash equivalents at beginning of year	$14.4	$16.3	$28.6

Cash and cash equivalents at end of year	$638.5	$14.4	$16.3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$11.4	$—	$—
Income taxes	$279.8	$201.0	$251.7

The accompanying notes are an integral part of these consolidated financial statements.

Medco Health Solutions, Inc.

Notes to Consolidated Financial Statements

1.	Background and Basis of Presentation

Medco Health Solutions, Inc., (“Medco” or the “Company”), provides prescription benefit management (“PBM”) services and programs for its clients and the members of their pharmacy benefit plans, as well as for the physicians and pharmacies the members use. The Company’s programs and services help its clients moderate the cost and enhance the quality of the prescription drug benefits they offer to their members. The Company accomplishes this primarily by negotiating competitive rebates and discounts from pharmaceutical manufacturers, obtaining competitive discounts from retail pharmacies, and effectively managing prescriptions filled through its national networks of retail pharmacies or its own mail order pharmacies.

The Company was previously a wholly-owned subsidiary of Merck & Co., Inc., (“Merck”). On August 5, 2003, Merck announced that it had declared a special dividend of all the outstanding shares of common stock of Medco. On August 19, 2003, Merck stockholders of record as of August 12, 2003 received 0.1206 shares of Medco common stock for every one share of Merck common stock held (the “separation”) and the Company was spun off as a separate publicly traded enterprise.

In conjunction with the separation, on August 8, 2003, the Company received $564.7 million in settlement of the recorded amount of the net intercompany receivable due from Merck arising from intercompany transactions from December 30, 2001 to July 31, 2003. On August 12, 2003, Medco completed an underwritten public offering of $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.195 percent of par value. In addition, Medco borrowed $900 million in term loans under a $1,150 million senior secured credit facility, and had drawn down $100 million under a $500 million accounts receivable financing facility. See Note 6 for additional information. The proceeds from these borrowings, the senior notes offering and the amount received through the settlement of the net intercompany receivable from Merck were used to pay $2.0 billion in cash dividends to Merck.

The Company began recording retained earnings subsequent to May 25, 2002, when it converted from a limited liability company to a corporation (the “incorporation”). Of the $2.0 billion in cash dividends paid to Merck, $500.4 million, representing the accumulated retained earnings from May 25, 2002, through August 19, 2003, was applied to retained earnings and the balance of $1,499.6 million was applied to additional paid-in capital.

In connection with the separation, Merck and the Company entered into a series of agreements, including a master separation and distribution agreement, an indemnification and insurance matters agreement, an amended and restated managed care agreement, a tax responsibility allocation agreement and other related agreements, which govern the ongoing relationship between the two companies. See Note 12 for further information on the ongoing relationship with Merck.

The consolidated financial statements reflect the historical results of operations and cash flows of the Company and include the goodwill and intangible assets pushed down to the Company’s balance sheet arising from Merck’s acquisition of the Company on November 18, 1993. For the majority of the period from November 18, 1993 through August 19, 2003, during which the Company was a wholly-owned subsidiary of Merck, Merck provided the Company with various services, including finance, legal, public affairs, executive oversight, human resources, procurement and other services. The historical financial statements include expense allocations related to these services, which diminished as the Company prepared for its separation from Merck. The Company considers these allocations to be reasonable reflections of the utilization of services provided. The Company has assumed full responsibility for these services and the related expenses. The financial information included herein is not indicative of the consolidated financial position, operating results, changes in equity and cash flows of the Company for any future period, or what they would have been had the Company operated as a separate company prior to August 19, 2003.

2.	Summary of Significant Accounting Policies

Fiscal Years. The Company’s fiscal years end on the last Saturday in December. Fiscal years 2003, 2002 and 2001 each consist of 52 weeks. Unless otherwise stated, references to years in the financial statements relate to fiscal years.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Investments in affiliates over which the Company has significant influence, but neither a controlling interest nor a majority interest in the risks or rewards of the investee, are accounted for using the equity method. The Company’s equity investments are not significant.

Cash and Cash Equivalents. Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. Cash includes currency on hand and demand deposits with banks or other financial institutions.

Short-Term Investments. The Company has investments in certificates of deposit and U.S. government securities that are carried at fair value and classified as available for sale with unrealized gains and losses included as a separate component of equity, net of tax. These investments, totaling $59.5 million and $72.5 million as of December 27, 2003 and December 28, 2002, respectively, have maturities of less than one year and are held to satisfy the statutory capital and other requirements for the Company’s insurance subsidiaries.

Financial Instruments. The carrying amount of cash, short-term investments in marketable securities, trade accounts receivable, bank overdrafts and accounts payable approximated fair value as of December 27, 2003 and December 28, 2002. The Company estimates fair market value for these assets based on their market values or estimates of the present value of their cash flows. As of and for the fiscal year ended December 27, 2003, the Company did not use derivative financial instruments.

Accounts Receivable, Net. Accounts receivable includes billed and estimated unbilled receivables from clients and manufacturers. In addition, rebates payable to clients are estimated and accrued as a reduction in accounts receivable, net, based upon the prescription drugs dispensed by the pharmacies in the Company’s retail networks, or dispensed by the Company’s mail order pharmacies. Unbilled receivables are billed to clients typically within 14 days based on the contractual billing schedule agreed upon with each client. Thus, at the end of any given reporting period, unbilled receivables from clients will represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Unbilled receivables from manufacturers are generally billed beginning 30 days from the end of each quarter. Accounts receivable, net, are presented net of allowance for doubtful accounts. As of December 27, 2003 and December 28, 2002, accounts receivable included unbilled receivables from clients and manufacturers of $1,279.1 million and $1,265.6 million, respectively. Receivables are presented net of allowance for doubtful accounts of $6.4 million and $6.5 million at December 27, 2003 and December 28, 2002, respectively.

Inventories, Net. Inventories in the Company’s mail order pharmacies, which consist solely of finished product (primarily prescription drugs), are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment, Net. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method for assets with useful lives ranging from three to 45 years. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the useful lives of the assets. The Company complies with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. Property and equipment are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows derived from the lowest appropriate asset groupings. If this comparison indicates that there is an impairment, the amount of the impairment would be calculated using discounted expected future cash flows.

Net Revenues. Product net revenues consist principally of sales of prescription drugs to clients, either through the Company’s network of contractually affiliated retail pharmacies or through the Company’s mail order pharmacies, and are recognized when those prescriptions are dispensed and received by the members. The Company evaluates client contracts using the indicators of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. Where the Company acts as a principal, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (co-payment), as well as the Company’s administrative fees (“Gross Reporting”). This is because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, who are members of clients’ plans, and (e) has credit risk for the price due from the client. In limited instances where the Company adjudicates prescriptions at pharmacies that are under contract directly with the client and there are no financial risks to the Company, such revenue is recorded at the amount of the administrative fee earned by the Company for processing the claim (“Net Reporting”). Rebates, guarantees, and risk-sharing payments paid to clients and other discounts are deducted from revenue as they are earned by the client. Rebates are generally paid to clients subsequent to collections from pharmaceutical manufacturers. Other contractual payments made to clients are generally made upon initiation of contracts as implementation allowances, which may, for example, be designated by clients as funding for their costs to transition their plans to the Company or as compensation for certain data or licensing rights granted by the client to the Company. The Company considers these payments to be an integral part of the Company’s pricing of a contract and believes that they represent only a variability in the timing of cash flow that does not change the underlying economics of the contract. Accordingly, these payments are capitalized and amortized as a reduction of revenue, generally on a straight-line basis, over the life of the contract where the payments are refundable upon cancellation of the contract or relate to noncancelable contracts. Amounts capitalized are assessed periodically for recoverability based on the profitability of the contract. During 2003 and for each of 2002 and 2001, the Company had one client that represented 18%, 16% and 16% of net revenues, respectively.

Service revenues consist principally of sales of prescription services and data to pharmaceutical manufacturers and other parties, and administrative fees earned from clients and other non-product related revenues. Client administrative fees are earned for services that are comprised of claims processing, eligibility management, benefits management, pharmacy network management and other related customer services. Service revenues are recorded by the Company when performance occurs and collectibility is assured.

Cost of Revenues. Cost of product net revenues includes the cost of inventory dispensed from the mail order pharmacies, costs incurred in the mail order front-end prescription order-processing pharmacies and back-end prescription-dispensing pharmacies, along with associated depreciation. Cost of product net revenues also includes ingredient costs of drugs dispensed and professional fees paid to retail network pharmacies. In addition, cost of product net revenues includes the operating costs of the Company’s call center pharmacies, which primarily respond to member and retail pharmacy inquiries regarding member prescriptions as well as physician calls. Cost of product net revenues also includes an offsetting credit for rebates earned from pharmaceutical manufacturers whose drugs are included on the Company’s preferred drug lists, which are also known as formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed under formularies, or market share rebates, which are based on the achievement of contractually specified market share levels for a specific drug. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying estimated rebatable prescription drugs dispensed through the Company’s retail network and through the Company’s mail order pharmacies by the contractually agreed manufacturer rebate amount. Rebates receivable estimates are revised to actual, with the difference recorded to cost of revenues, upon billing to the manufacturer, generally 30 to 90 days subsequent to the end of the applicable quarter. These billings are not issued until the necessary specific eligible claims and third party market share data is received and thoroughly analyzed. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized and recorded to actual amounts billed has not been material to the Company’s results of operations. Cost of service revenues consists principally of labor and operating costs for delivery of services provided, including member communication materials.

Goodwill, Net. Goodwill of $3,310.2 million at December 27, 2003 and December 28, 2002, (net of accumulated amortization of $813.4 million through December 29, 2001) primarily represents the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck in 1993 and, to a significantly lesser extent, the Company’s acquisition of ProVantage Health Services, Inc. (“ProVantage”), in 2000. Until December 29, 2001, goodwill was amortized on a straight-line basis over periods up to 40 years. Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill for impairment on an annual basis using a two-step fair-value based test. The most recent assessment of goodwill impairment was performed as of September 27, 2003, and the recorded goodwill was determined not to be impaired. Assuming SFAS 142 had been adopted for 2001, net income and earnings per share would have been $363.5 million and $1.35, respectively.

Intangible Assets, Net. Intangible assets reflect the value of customer relationships of $2,320.5 million at December 27, 2003 and $2,414.8 million at December 28, 2002, (net of accumulated amortization of $851.7 million at December 27, 2003 and $757.4 million at December 28, 2002) that arose in connection with the acquisition of the Company by Merck in 1993 and that have been pushed down to the balance sheet of the Company. These intangible assets are recorded at cost and are reviewed for impairment whenever events, such as losses of significant clients, or other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, the carrying amount of the assets is compared to the pre-tax undiscounted expected future cash flows derived from the lowest appropriate asset groupings. If this comparison indicates that there is an impairment, the amount of the impairment would be calculated using discounted expected future cash flows. The Company performed an impairment test as of December 27, 2003, and the intangible assets were determined not to be impaired. For the years ended December 28, 2002, and December 29, 2001, the intangible assets from the Merck acquisition were being amortized on a straight-line basis over a weighted average useful life of 38 years based on the historical customer retention rate. The Company continually assesses the amortizable lives of the intangible assets, taking into account historical client turnover experience, including recent losses of clients and expected future losses, to ensure they reflect current circumstances. Effective December 29, 2002, the Company revised the useful life of its intangible assets to 35 years and the annual intangible assets amortization expense was increased by $9.4 million compared to 2002. See Note 13 for further information regarding a subsequent event impacting the intangible assets.

Stock-Based Compensation. Prior to the separation from Merck, the Company’s employees had participated in Merck stock option plans under which employees were granted options to purchase shares of Merck common stock at the fair market value on the date of grant. These options generally were exercisable in three to five years and expired within five to 15 years from the date of grant. Certain Merck stock options granted in 2002 and 2003 converted to Medco options upon the separation (the “Converted Options”). The rate of conversion was determined based on a formula that preserved the economic position of the option holder immediately before and after the separation. Subsequent to the separation in August 2003, the Company granted Medco options to employees to purchase shares of Medco common stock at the fair market value on the date of grant. This grant primarily represented an option grant, contingent upon the separation, communicated to employees in February 2003 (the “Communicated Grant”), as well as other option grants to key employees. Under the terms of the Medco Health Solutions, Inc., 2002 Stock Incentive Plan, 54 million shares of the Company’s common stock are available for awards under the plan.

The Company accounts for employee options to purchase stock, and for employee participation in the Medco Health Solutions, Inc., 2001 Employee Stock Purchase Plan (“2001 ESPP”) and the Medco Health Solutions, Inc., 2003 Employee Stock Purchase Plan (“2003 ESPP”), under the intrinsic value method of expense recognition in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option on the date of grant. Employee stock options are granted to purchase shares of stock at the fair market value on the date of grant. Accordingly, no compensation expense is recognized in the Company’s consolidated statements of income for the Merck options, Medco options, 2001 ESPP and the 2003 ESPP.

If the fair value method of accounting for the Merck options, Medco options, 2001 ESPP, and the 2003 ESPP had been applied, net income in 2003, 2002 and 2001 would have been reduced. The fair value method requires recognition of compensation cost ratably over the vesting period. The pro forma effect on net income and earnings per share if the Company had applied the fair value method for recognizing employee stock-based compensation to the Merck options, Medco options, 2001 ESPP and 2003 ESPP is as follows:

($ in millions, except for per share data) FISCAL YEARS	2003	2002	2001
Net income, as reported(1)	$425.8	$361.6	$256.6

Medco stock-based compensation expense, net of tax(2)	(43.1)	—	—

Pro forma net income including Medco stock-based compensation expense	382.7	361.6	256.6
Merck stock–based compensation expense, net of tax(3)	(98.3)	(72.7)	(66.1)

Pro forma net income including all stock-based compensation expense	$284.4	$288.9	$190.5

Basic earnings per common share:
As reported	$1.58	$1.34	$0.95
Pro forma	$1.05	$1.07	$0.71
Diluted earnings per common share:
As reported	$1.57	$1.34	$0.95
Pro forma	$1.05	$1.07	$0.71

Notes

(1)	Subsequent to the separation in August 2003, the Company granted 474,300 restricted stock units to key employees and directors. The restricted stock units generally vest over two or three years. The Company recorded unearned compensation within stockholders’ equity at an amount equivalent to the market value on the date of grant, and is amortizing the earned portion to compensation expense over the vesting period. Net income, as reported, includes stock-based compensation expense for the year ended December 27, 2003 of $2.9 million ($5.0 million pre-tax), related to the restricted stock units. At December 27, 2003, the unearned compensation recorded within stockholders’ equity is $7.4 million.

(2)	For the year ended December 27, 2003, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $10.4 million for the Communicated Grant and $7.2 million for other option grants to employees, as well as $25.3 million for the Converted Options. Prior to the separation, the Converted Options were valued with option assumptions applicable to Merck and upon separation were re-valued using the SFAS 123 fair value method assumptions applicable to Medco. The resulting increase in the fair values of the Converted Options is recognized ratably over the remaining vesting period of the option grant.

(3)	The Company is reflecting the Merck stock-based compensation for its employees in the pro forma net income for the periods the Company was wholly-owned by Merck. Upon separation from Merck, the Company’s employees had no remaining service requirements to Merck and the majority of the Merck stock options became fully vested upon the separation in August 2003. As a result, for the year ended December 27, 2003, the pro forma Merck stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, reflects the accelerated vesting of the Merck options recorded in the third quarter of 2003. There will be no future impact to Medco’s pro forma earnings relating to the Merck options.

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and weighted average assumptions specific to the underlying option. The historical Merck assumptions relate to Merck stock and are therefore based on Merck’s valuation assumptions. The Medco volatility assumption is based on the volatility of the largest competitors within the PBM industry because of Medco’s short history as a publicly traded enterprise. The assumptions utilized for option grants during the years presented are as follows:

FISCAL YEARS	2003	2002	2001
Merck stock options Black-Scholes assumptions (weighted average):
Dividend yield	2.6%	2.4%	1.8%
Risk-free interest rate	2.4%	4.2%	4.7%
Volatility	31%	31%	30%
Expected life (years)	5.1	5.2	6.1
Medco stock options Black-Scholes assumptions (weighted average):
Dividend yield	—	N/A	N/A
Risk-free interest rate	3.0%	N/A	N/A
Volatility	45%	N/A	N/A
Expected life (years)	4.6	N/A	N/A

See Note 11, “Stock-Based Compensation,” for additional information concerning the Company’s stock-based compensation plans.

Transactions With Merck. The Company was a wholly-owned subsidiary of Merck from November 18, 1993, through August 19, 2003, and entered into intercompany transactions with Merck as further discussed in Note 12. Effective December 30, 2001, amounts due from/to Merck arising from these transactions occurring subsequent to that date were recorded within “Due from Merck, net.” The net amount due from Merck as of December 29, 2001, was classified as equity and formed a part of the continuing equity of the Company.

Income Taxes. The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Prior to the date of the incorporation, the Company was structured as a single member limited liability company with Merck as the sole member. As described further in Note 12, under the terms of the tax responsibility allocation agreement, the Company is responsible for the payment of federal income taxes and all state income taxes on income earned subsequent to the date of the separation, except that the Company is also generally responsible for state income taxes on income earned subsequent to the date of incorporation in states where Merck does not file a unitary or combined return. These federal and state income tax liabilities are reflected in accrued expenses and other current liabilities. Merck is responsible for the payment of federal and state income taxes on income earned prior to the aforementioned transition dates. Those federal and state income tax liabilities were reflected in “Due from Merck, net.” The Company records deferred tax assets and liabilities based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates.

Use of Estimates. The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as accruals for rebates receivable and payable, depreciable/amortizable lives, testing for impairment of long-lived assets, income taxes, pension and other postretirement benefit plan assumptions, amounts recorded for contingencies, and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Operating Segments. The Company conducts and reports its operations as a single operating segment, which primarily consists of sales of prescription drugs to clients either through the Company’s networks of contractually affiliated retail pharmacies or through its mail order pharmacies and in one geographic region: the United States and Puerto Rico. Management reviews the operating and financial results on a consolidated basis. PBM services to clients are delivered and managed under a single contract for each client.

Earnings Per Share. The Company reports earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic EPS are computed by dividing net income by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted EPS are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding options, and their equivalents, is reflected in diluted EPS by application of the treasury stock method. From February 26, 2002 to June 28, 2003, Merck granted under its employee stock options plans, options that converted into 10.9 million Medco options on August 19, 2003. The rate of conversion was determined based on a formula that preserved the economic position of the option holder immediately before and after the separation.

For purposes of calculating diluted EPS, these options were assumed to have converted to Medco options on their original date of grant. Subsequent to the separation in August 2003, the Company granted options of 12.5 million shares at the fair market value on the date of grant. These options may have a dilutive effect on future EPS if the exercise price of the options is less than the market price during a future reporting period. Options granted by Merck to Medco employees prior to February 26, 2002 remain options to purchase Merck stock and became fully vested upon the separation. These Merck options have no impact on Medco share dilution. For the year ended December 27, 2003, there were outstanding options to purchase 1.2 million shares of Medco stock where the exercise price of the options exceeded the average stock price. Accordingly, these options are excluded from the diluted EPS calculation.

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation:

(Amounts in millions) FISCAL YEARS	2003	2002	2001
Weighted average shares outstanding	270.1	270.0	270.0
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	0.7	—	—

Weighted average shares outstanding assuming dilution	270.8	270.0	270.0

Other Comprehensive Income (Loss). Total comprehensive income includes, in addition to net income, unrealized investment gains and losses and changes in the minimum pension liability excluded from the consolidated statements of income that were recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet. These items are referred to as accumulated other comprehensive income (loss).

Pension and Other Postretirement Benefits. The determination of the Company’s obligation and expense for pension and other postretirement benefits is based on assumptions used by actuaries for discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and healthcare costs.

Contingencies. The Company is currently involved in various legal proceedings and other disputes with third parties. The Company has considered these contingencies in determining the necessity of any reserves for losses that are probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of such claims or defense against such claims.

Recent Accounting Pronouncements. In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires companies to recognize costs, including one-time termination benefit plans, associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted this standard on January 1, 2003, and it did not have a material effect on the results of operations, cash flows or financial position. The Company provides for severance in accordance with the SFAS 5 approach under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” when management decisions to incur severance costs result in those costs being probable and reasonably estimable under the Company’s severance plan.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet at fair value upon issuance of certain guarantees. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. The Company has determined that its client performance guarantees and most of its recent guarantees to Merck under the managed care agreement and the various distribution agreements are outside the scope of FIN 45, since these guarantees relate to the Company’s future performance under contractual agreements.

The fair value of the remaining Merck guarantees was not material and, as a result, the adoption of FIN 45 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”), which is effective for contracts entered into after June 15, 2003. EITF 00-21 establishes the criteria under which individual components of contractual arrangements with clients could be identified as “separate units of accounting” and accounted for as distinct revenue-generating events under the existing accounting standards governing revenue recognition, including Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Clients who contract with the Company for pharmaceutical benefits management may also contract with the Company for administrative and other services. These multiple deliverables are generally reflected in a single contract. Each material component of the contract has been separately and specifically priced based on its relative market value, and has historically been accounted for as a separate unit of accounting for revenue recognition purposes. Accordingly, the adoption of EITF 00-21 in 2003 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In December 2003, the Staff of the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition” (“SAB 104”), which supercedes SAB 101. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. As previously discussed, the Company’s adoption of EITF 00-21 did not have a material impact on its results of operations, cash flows or financial position, and, consequently, the Company’s revenue recognition policy is in accordance with SAB 104.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS No. 123” (“SFAS 148”), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS 123. SFAS 148 also revises the disclosure provisions of SFAS 123 to require more prominent disclosure of the method of accounting for stock-based compensation, and it requires disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS 123 had been applied from the original effective date of SFAS 123. The Company has adopted the disclosure provisions of SFAS 148.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effective Date of FIN 46,” which delayed the implementation date for certain variable interest entities to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. The Company does not have any variable interest entities that would require consolidation under FIN 46 and FIN 46R. Therefore, the Company does not expect the adoption of these standards to have a material impact on the results of operations, cash flows or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” (“revised SFAS 132”) which revises employers’ disclosures about pension plans and other postretirement benefit plans. The standard, which is effective for fiscal years ending after December 15, 2003, requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company adopted the disclosure provisions of revised SFAS 132.

In December 2003, the FASB issued Staff Position FAS 106-1, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”, or “FSP FAS 106-1”). FSP FAS 106-1 allows for current recognition or a one-time deferral of the effects of the Act. The deferral suspends the application of SFAS No. 106’s, “Employer’s Accounting for Postretirement Benefits Other Than Pensions,” measurement requirements, and it revised SFAS 132’s disclosure requirements for pensions and other postretirement plans for the effects of the Act. The Company has elected to take the one-time deferral and, therefore, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy included in the Act is pending. The guidance, when issued, could require the Company to change previously reported information.

3.	Property and Equipment

Property and equipment, at cost, consist of the following:

($ in millions)	DECEMBER 27, 2003	DECEMBER 28, 2002
Land and buildings	$185.2	$180.8
Machinery, equipment and office furnishings	465.3	476.2
Computer software	578.3	543.4
Leasehold improvements	92.2	91.6
Construction in progress (primarily capitalized software development)	5.8	17.0

	1,326.8	1,309.0
Less accumulated depreciation and amortization	(569.5)	(466.1)

Property and equipment, net	$757.3	$842.9

Depreciation and amortization expense for property and equipment totaled $189.0 million, $172.5 million and $131.1 million in fiscal years 2003, 2002 and 2001, respectively.

4.	Leases

The Company leases certain mail order and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, the Company leases operating equipment for use in its mail order pharmacy facilities and computer equipment for use in its data center. Rental expense was $60.5 million, $51.4 million and $40.5 million for fiscal years 2003, 2002 and 2001, respectively. The minimum aggregate rental commitments under noncancelable leases, excluding renewal options, are as follows:

FISCAL YEARS ENDING DECEMBER ($ in millions)
2004	$30.5
2005	$25.8
2006	$20.8
2007	$6.3
2008	$4.7
Thereafter	$8.5

In the normal course of business, operating leases are generally renewed or replaced by new leases.

5.	Goodwill and Intangible Assets

As of December 27, 2003 and December 28, 2002, goodwill was $3,310.2 million. Until December 29, 2001, goodwill was amortized on a straight-line basis over periods of up to 40 years. Effective December 30, 2001, the Company adopted SFAS 142 and ceased amortization of goodwill. See Note 2 for further information. Amortization expense of goodwill for the year ended December 29, 2001 was $106.9 million.

Intangible assets, principally comprised of the recorded value of Medco’s customer relationships at the time of Merck’s acquisition of the Company in 1993, are as follows:

($ in millions)	DECEMBER 27, 2003	DECEMBER 28, 2002
Intangible assets	$3,172.2	$3,172.2
Less accumulated amortization	(851.7)	(757.4)

Intangible assets, net	$2,320.5	$2,414.8

For the years ended December 28, 2002 and December 29, 2001, the intangible assets associated with the acquisition of the Company by Merck in 1993 were amortized on a straight-line basis over a weighted average useful life of 38 years. Effective December 29, 2002, the Company revised the intangible assets weighted average useful life to 35 years, with the annual amortization expense increasing by $9.4 million. See Note 2 for additional information. Amortization expense of intangible assets for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 was $94.3 million, $84.9 million and $84.9 million, respectively. As described in Note 13, effective December 28, 2003, the Company revised the weighted average useful life to 23 years with the annual amortization expense increasing by $85.6 million. Aggregate intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be $179.9 million.

6.	Debt

The following debt was incurred in conjunction with the separation, and the proceeds were used to fund a portion of the related $2.0 billion in cash dividends paid to Merck. The Company did not have debt in prior years.

Senior Notes. On August 12, 2003, Medco completed an underwritten public offering of $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25 percent per annum, with an effective interest rate of 7.365%, and mature on August 15, 2013. The Company may redeem the senior notes at its option, in whole or in part, at any time at a price equal to (i) the greater of 100% of the principal amount of the notes being redeemed, and (ii) the sum of the present values of 107.25% of the principal amount of the notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at an equivalent yield to a comparable treasury issue for such redemption date plus 50 basis points.

The senior notes are publicly traded on the New York Stock Exchange. The estimated aggregate fair value of the senior notes equaled $549.7 million at December 27, 2003. The fair market value is based on publicly quoted market prices.

$1,150 Million Senior Secured Credit Facility. Medco borrowed $900 million in term loans under a $1,150 million senior secured credit facility. The facility includes $400 million in Term A loans, $500 million in Term B loans and a revolving credit facility amounting to $250 million. The Term A loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus a 1.75 percent margin and the Term B loans bear interest at LIBOR plus a 2.25 percent margin. The weighted average LIBOR rate was 1.16% for the period from issuance to fiscal year-end. The senior secured credit facility is secured by a pledge of the capital stock of the Company’s subsidiaries, other than the Company’s receivable subsidiary discussed below and its subsidiaries that are engaged in insurance-related activities.

Scheduled repayments of amounts outstanding under the Term A and Term B loans began on December 31, 2003. Principal payments are scheduled in quarterly installments with the last payment of the Term A loan scheduled for June 30, 2008 and the last payment of the Term B loan scheduled for June 30, 2010. The fair value of the senior secured credit facility approximates its carrying value, and was estimated using quoted interbank market prices.

Accounts Receivable Financing Facility. The Company, through a wholly-owned subsidiary, entered into a $500 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer accounts receivable. In conjunction with the separation from Merck, the Company drew down $100 million under this facility, which was subsequently repaid in the fourth quarter of 2003.

The Company’s debt as of December 27, 2003, consists of the following:

($ in millions)	DECEMBER 27, 2003
Short-term debt:
Current portion of long-term debt(1)	$50.0

Total short-term debt	50.0

Long-term debt:
Term A loans, net of current portion(1)	355.0
Term B loans, net of current portion(1)	495.0
7.25% senior notes due 2013, net of discount	496.1

Total long-term debt	1,346.1

Total debt	$1,396.1

(1)	The current portion of long-term debt includes $45.0 million associated with the Term A loans and $5.0 million associated with the Term B loans.

The senior secured credit facility and the accounts receivable financing facility contain covenants, including, among other items, limitations on capital expenditures, minimum fixed charges and total leverage ratios. In addition, the senior notes contain covenants, including, among other items, restrictions on additional indebtedness, dividends, share repurchases, and asset sales and liens. As of December 27, 2003, the Company is in compliance with all covenants.

The aggregate maturities of long-term debt for each of the next five fiscal years are as follows: 2004, $50.0 million; 2005, $91.3 million; 2006, $68.8 million; 2007, $112.5 million and 2008, $102.5 million.

7.	Pension and Other Postretirement Benefit Plans

Net Pension and Postretirement Benefit Cost. The Company and its subsidiaries have various plans covering substantially all of its employees. The Company uses its fiscal year end date as the measurement date for the majority of its plans. The net cost for the Company’s pension plans, principally the Medco Health Solutions Cash Balance Retirement Plan, consisted of the following components:

($ in millions) FISCAL YEARS	2003	2002	2001
Service cost	$15.6	$13.6	$11.2
Interest cost	5.2	4.4	3.4
Expected return on plan assets	(6.9)	(5.7)	(5.7)
Net amortization of actuarial losses	2.2	0.7	—

Net pension cost	$16.1	$13.0	$8.9

The Company maintains postretirement healthcare benefit plans for its employees. The net cost of these postretirement benefits, other than pensions, consisted of the following components:

($ in millions) FISCAL YEARS	2003	2002	2001
Service cost	$12.9	$12.3	$9.2
Interest cost	5.9	4.7	3.4
Amortization of prior service costs	0.8	2.6	2.6
Net amortization of actuarial losses	1.8	0.1	—

Net postretirement benefit cost	$21.4	$19.7	$15.2

The cost of healthcare and life insurance benefits for active employees was $95.1 million in 2003, $104.4 million in 2002 and $88.7 million in 2001.

Pension Plan Assets. The Company’s pension plan asset allocation at December 27, 2003, December 28, 2002 and target allocation for 2004 by asset category are as follows:

ASSET CATEGORY	TARGET ALLOCATION 2004	PERCENTAGE OF PLAN ASSETS AT
		DECEMBER 27, 2003	DECEMBER 28, 2002
U.S. equity securities	49-61%	55%	49%
International equity securities	12-18%	16%	21%
Fixed income instruments	25-31%	27%	17%
Real estate	—	—	4%
Cash and other	1-5%	2%	9%

Total		100%	100%

The Company believes that the portfolio’s equity weighting strategy is consistent with investment goals and risk management practices applicable to the long-term nature of the plan’s benefit obligation.

Changes in Plan Assets and Benefit Obligation. Summarized information about the changes in plan assets and benefit obligation is as follows:

	PENSION BENEFITS		OTHER POSTRETIREMENT BENEFITS
($ in millions) FISCAL YEARS	2003	2002	2003	2002
Fair value of plan assets at beginning of year	$80.5	$52.4	$—	$—
Actual return on plan assets	22.7	(7.9)	—	—
Company contributions	0.1	40.7	1.2	0.8
Employee contributions	—	—	0.3	0.2
Benefits paid	(6.8)	(4.7)	(1.5)	(1.0)

Fair value of plan assets at end of year	$96.5	$80.5	$—	$—

Benefit obligation at beginning of year	$81.8	$58.8	$104.2	$60.8
Service cost	15.8	13.6	12.9	12.3
Interest cost	5.2	4.4	5.9	4.7
Employee contributions	—	—	0.3	0.2
Plan amendment(1)	—	—	(103.4)	—
Actuarial losses (gains)	(1.7)	9.7	10.0	27.2
Benefits paid	(6.8)	(4.7)	(1.4)	(1.0)

Benefit obligation at end of year	$94.3	$81.8	$28.5	$104.2

(1)	In the fourth quarter of 2003, the Company amended the postretirement health benefit plan. The amendment included changes to age and service requirements, introduction of a limit (or cap) on company subsidies to be based on 2004 costs, and reduced subsidies for spouses and dependents.

A reconciliation of the plans’ funded status to the net asset (liability) recognized at year-end 2003 and 2002 is as follows:

	PENSION BENEFITS		OTHER POSTRETIREMENT BENEFITS
($ in millions)	2003	2002	2003	2002
Plan assets in excess of (less than) benefit obligation	$2.1	$(1.3)	$(28.5)	$(104.2)
Unrecognized net loss	13.4	33.7	38.3	30.0
Unrecognized initial benefit obligation	—	—	—	—
Unrecognized prior service cost (benefit)	—	—	(63.9)	40.4

Net asset (liability)	$15.5	$32.4	$(54.1)	$(33.8)

Recognized as:
Other noncurrent assets	$15.5	$32.4	$—	$—
Other noncurrent liabilities	$—	$—	$(54.1)	$(33.8)

Additional Information:

($ in millions)	PENSION BENEFITS		OTHER POSTRETIREMENT BENEFITS
FISCAL YEARS ENDED	2003	2002	2003	2002
Decrease in minimum liability included in other comprehensive income	$—	$8.7	$—	$—

The accumulated benefit obligation for all defined benefit plans was $87.8 million and $78.6 million at December 27, 2003 and December 28, 2002, respectively.

Unrecognized net (loss) gain amounts reflect experience differentials relating to differences between expected and actual returns on plan assets; differences between expected and actual healthcare cost increases, and the effects of changes in actuarial assumptions. Expected returns are based on the market value of assets. Total unrecognized net (loss) gain amounts in excess of certain thresholds are amortized into net pension and other postretirement benefit costs over the average remaining service life of employees.

Actuarial Assumptions. Actuarial weighted average assumptions used in determining plan information are as follows:

	PENSION BENEFITS			OTHER POSTRETIREMENT BENEFITS
FISCAL YEARS	2003	2002	2001	2003	2002	2001
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Salary growth rate	4.50%	4.50%	4.50%	—	—	—
Weighted average assumptions used to determine net cost:
Discount rate	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Expected long–term rate of return on plan assets	8.75%	10.00%	10.00%	—	—	—
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

The Company reassesses its benefit plan assumptions on a regular basis. For 2003, the Company changed its expected long-term rate of return on plan assets from 10.0% to 8.75% for pension benefits. For 2004, the Company has further decreased its expected long-term rate of return on plan assets from 8.75% to 8.00%.

The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period that the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data, as well as historical actual returns on the Company’s plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories.

Actuarial assumptions are based on management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $1.7 million favorable (unfavorable) impact on net pension and postretirement benefit cost. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $0.2 million favorable (unfavorable) impact on net pension cost.

The healthcare cost trend rate for other postretirement benefit plans for 2004 is 11.5%. Since the plan will be capped based on 2004 costs, employer liability will not be affected by healthcare cost trend after 2004.

The Company expects to have a minimum pension funding requirement under the Internal Revenue Code (“IRC”) during 2004. The preceding hypothetical changes in discount rate and expected rate of return assumptions would not impact the Company’s funding requirements.

Cash Flows

Employer Contributions. The following is a summary of the Company’s actual contributions for 2002 and 2003, and expected contributions for 2004:

($ in millions) FISCAL YEARS	PENSION BENEFITS	OTHER POST- RETIREMENT BENEFITS
2002	$40.7	$0.8
2003	—	1.2
2004 (expected)	9.0	1.5

The $9.0 million expected to be contributed to the pension plans during 2004 is estimated to be needed to satisfy minimum funding requirements, and no additional contributions are expected to be contributed at Medco’s discretion. The Company anticipates that the contributions will consist solely of cash.

Contributions by participants to the other postretirement benefit plans were $0.3 million and $0.2 million for the years ending December 27, 2003 and December 28, 2002, respectively. There were no contributions by participants to these plans for the year ending December 29, 2001.

Other Plans. The Company participates in a multi-employer defined benefit retirement plan that covers certain union employees. The Company made contributions to the plan of $1.0 million in 2003, $1.0 million in 2002 and $0.7 million in 2001.

The Company sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan documents. This plan is qualified under Section 401(k) of the IRC. Contributions to the plan are based on employee contributions and a Company match. The Company’s contributions to the plan were $17.6 million in 2003, $17.9 million in 2002 and $17.4 million in 2001.

8.	Taxes on Income

Effective May 21, 2002, the Company changed its tax status to that of a corporation, and it provides for and directly pays federal and state income taxes as discussed in Notes 2 and 12.

The components of the provision for income taxes are as follows:

($ in millions) FISCAL YEARS	2003	2002	2001
Current provision:
Federal	$356.6	$148.4	$190.1
State	88.3	52.6	61.6

Total	444.9	201.0	251.7

Deferred provision (benefit):
Federal	(124.0)	48.0	8.5
State	(18.0)	9.7	1.5

Total	(142.0)	57.7	10.0

Total provision for income taxes	$302.9	$258.7	$261.7

A reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

FISCAL YEARS	2003	2002	2001
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
Amortization of goodwill	—	—	7.2
State taxes	6.2	6.5	7.9
Other	0.4	0.2	0.4

Effective tax rate	41.6%	41.7%	50.5%

Deferred income taxes at year end consisted of:

($ in millions)	2003 ASSETS	2003 LIABILITIES	2002 ASSETS	2002 LIABILITIES
Intangibles	$—	$940.6	$—	$973.6
Accelerated depreciation	—	228.0	—	217.5
Accrued expenses	76.2	—	43.8	—
Accrued rebates	226.4	—	160.8	—
Other	56.8	8.9	8.5	6.6

Total deferred taxes	$359.4	$1,177.5	$213.1	$1,197.7

Net deferred tax liabilities		$818.1		$984.6

The Company reduced its net receivable from Merck in the amounts of $137.0 million through August 19, 2003, and $201.0 million and $251.7 million in 2002 and 2001, respectively, for taxes paid by Merck on the Company’s behalf.

Income taxes payable of $223.7 million and $5.5 million as of December 27, 2003 and December 28, 2002, respectively, are reflected in accrued expenses and other current liabilities.

9.	Restructuring Costs

The Company made decisions in 2003 to streamline its dispensing pharmacy and call center pharmacy operations, including the closure of some sites and the re-balancing of other facilities, and also to reduce resources in some of its corporate functions. These decisions resulted in charges to the consolidated statements of income amounting to $68.7 million in 2003, including $22.5 million of noncash expenses recorded in cost of product net revenues, primarily associated with a change in estimated depreciable asset useful lives, and $46.2 million in severance, of which $23.3 million is recorded in cost of product net revenues and $22.9 million is recorded in selling, general and administrative expenses. The following table provides a summary of accrued severance activity during 2003:

($ in millions)	ACCRUED SEVERANCE
As of December 28, 2002	$2.8
Severance charges	46.2
Severance payments	(21.1)

As of December 27, 2003	$27.9

The liability for accrued severance is reflected in accrued expenses and other current liabilities. The Company expects the associated restructuring activities and cash payments to be completed in 2004.

10.	Commitments and Contingencies

In the normal course of business, the Company regularly enters into purchase commitments covering inventory requirements of its mail order pharmacies for periods of generally up to one year. These commitments generally reflect the minimum purchase requirements of these pharmaceutical manufacturers and distributors. As of December 27, 2003, contractual obligations for these purchase commitments totaled $14.8 million for 2004.

The Company and its subsidiaries are parties to a variety of legal proceedings including several cases in which substantial amounts of damages are sought.

Government Proceedings and Requests for Information. On September 29, 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint alleging violations of the federal False Claims Act and asserting other legal claims. The complaint alleges, among other things, that the Company canceled and later re-entered prescriptions in order to avoid violating contractual guarantees regarding prescription dispensing turnaround times in its mail order pharmacies; dispensed fewer pills than reported to the patient and charged clients based on the reported number of units dispensed; favored the products of certain manufacturers, including Merck, over less expensive products; and engaged in improper pharmacy practices. On December 9, 2003, the U.S. Attorney’s Office filed an amended complaint, which adds two former employees of the Company as defendants and, among other additional legal claims, asserts a claim against the Company under the Public Contracts Anti-Kickback Act for allegedly making improper payments to health plans to induce such plans to select the Company as a PBM for government contracts. The District of Columbia, Commonwealth of Massachusetts and State of Nevada have intervened in the action.

The U.S. Attorney’s Office’s filing of the complaint and amended complaint followed its June 23, 2003 filing of a notice of intervention with respect to two pending qui tam, or whistleblower, complaints originally filed in February 2000 under the federal False Claims Act and similar state laws. The qui tam actions are currently pending. In one of the actions, Merck is named as a defendant.

The U.S. Attorney’s Office seeks, among other things, to change the Company’s business practices and to impose monetary damages and fines that could have a materially adverse impact on the Company’s results of operations and financial condition. On December 19, 2003, the Company filed a motion to dismiss the U.S. Attorney’s Office’s complaint and the two qui tam actions discussed above. The court has not yet ruled on the motion.

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (STRS), a former client, filed a complaint against Merck and the Company in Ohio state court. STRS alleges, among other things, that the Company overcharged STRS on mail order dispensing fees; charged more for generic drugs filled through mail order than retail pharmacies charge for the same drugs; canceled and re-entered prescription orders in order to meet contractual performance guarantees regarding turnaround times; undercounted pills, and engaged in other unlawful pharmacy practices. Many of the allegations appear to be taken directly from the complaint filed by the U.S. Attorney’s Office discussed above. STRS asserts claims against the Company for breach of contract, against Merck for tortious interference with contract, and against both Merck and the Company for breach of fiduciary duties; violation of state consumer protection and deceptive trade practices laws; unjust enrichment, and fraud.

On April 16, 2003, the Company received a letter from the Office of the Maine Attorney General seeking information concerning the Company’s PBM practices. The letter was written on behalf of Maine and 21 other states, and is in connection with a review of the pharmaceutical industry and PBM practices. The Company understands that two additional states have joined the group of states conducting such review, and that four states (including Ohio) have withdrawn from the group.

On August 14, 2003, the Company and three of its subsidiaries received an investigative subpoena from the Office of the Florida Attorney General Medicaid Fraud Control Unit. The Company has complied with the subpoena. The subpoena, which provided a list of Florida HMOs, requested copies of contracts between the Company and any of the listed HMOs, as well as claims data relating to the Company’s dispensing of prescription drugs and related services to Medicaid patients through the Company’s mail order pharmacies.

The Company is cooperating with Maine and the other states to provide them with more information about the Company’s business practices. Such cooperation includes informal discussions with various states from time to time and responses to requests from certain states for information specific to those states. The Company cannot predict the outcome of these investigations or whether any related actions challenging our business practices will be commenced.

The Company believes that its business practices comply in all material respects with applicable laws and regulations and it intends to vigorously defend the actions described above. Nevertheless, the outcome of the proceedings and requests for information discussed above is uncertain. The actions and requests for information are at an early stage, and the Company is unable to predict whether additional claims and actions (including actions seeking injunctive relief) will be asserted or to predict the total relief (including damages and fines) that could be made. These lawsuits and the investigations described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry, including the PBM industry and its practices. This public scrutiny is characterized by extensive press coverage; ongoing attention in Congress and in state legislatures, and investigations and public statements by law enforcement officials. These factors contribute to the uncertainty regarding the possible course and outcome of the litigation and investigations discussed above.

We are unable to predict the outcome of any of the lawsuits or investigations described above. In addition, in connection with the Company’s separation from Merck, the Company entered into an indemnification and insurance matters agreement with Merck. To the extent that the Company is required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in the Company making indemnification payments in amounts that could be material, in addition to any damages that the Company is required to pay. For these reasons, an adverse outcome in one of these suits or in any proceeding arising from one of these investigations could result in material fines and damages; material changes to the Company’s business practices; loss of (or litigation with) clients; and other penalties, and it could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

ERISA and Similar Litigation. In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck and the Company. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA and that the Company has breached fiduciary obligations under ERISA in connection with the Company’s development and implementation of formularies, preferred drug listings and intervention programs. After the Gruer case was filed, six other cases have been filed in the same court asserting similar claims; one of these cases was voluntarily dismissed. The plaintiffs in these cases, who are individual plan members and claim to represent the interests of six different pharmaceutical benefit plans for which the Company is the PBM, contend that, in accepting and retaining certain rebates, the Company has failed to make adequate disclosure and has acted in the Company’s own best interest and against the interests of the Company’s clients. The plaintiffs also allege that the Company was wrongly used to increase Merck’s market share, claiming that under ERISA the Company’s drug formulary choices and therapeutic interchange programs were “prohibited transactions” that favor Merck’s products. The plaintiffs have demanded that Merck and the Company turn over any unlawfully obtained profits to a trust to be set up for the benefit plans.

In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis to avoid the significant cost and distraction of protracted litigation. Merck, the Company, and the plaintiffs in five of these six cases filed a proposed class action settlement with the court. On July 31, 2003, the court granted preliminary approval to the settlement. Under the proposed settlement, Merck and the Company have agreed to pay $42.5 million, and the Company has agreed to change or to continue certain specified business practices for a period of five years. The proposed settlement would resolve litigation by pharmaceutical benefit plans against Merck and the Company based on ERISA and similar claims, except with respect to those plans that affirmatively opt out of the settlement. It does not involve the release of any potential antitrust claims. The release of claims under the settlement would cover the period from December 17, 1994 to the date that the settlement receives final approval. In September 2003, the Company paid $38.3 million to an escrow account, representing the Company’s portion, or 90%, of the proposed settlement. This payment was charged against accrued expenses and other current liabilities, as the liability was recorded in prior periods. On December 11, 2003, the court conducted a hearing for the purpose of entertaining objections to the settlement, several of which have been filed, and determining, among other things, whether the settlement should be finally approved. At the hearing, the court directed that additional notices of the settlement be mailed to certain members of the settlement class. The hearing will continue in or about April 2004. The settlement becomes final only if and when the court grants final approval and all appeals have been exhausted. The plaintiff’s plan in the sixth case discussed above has elected to opt out of the settlement.

Similar ERISA-based complaints against the Company and Merck have been filed in eight additional actions by ERISA plan participants, purportedly on behalf of their plans, and, in some of the actions, similarly situated self-funded plans. The complaints in these actions rely on many of the same allegations as the Gruer series of lawsuits discussed above. The ERISA plans themselves, which are not parties to these lawsuits, have elected to participate in the proposed settlement discussed above. In addition, a proposed class action complaint against Merck and the Company has been filed by trustees of another benefit plan in the U.S. District Court for the Northern District of California. This plan has elected to opt out of the settlement. These nine cases have been transferred and consolidated in the Southern District of New York by order of the Judicial Panel on Multi-district Litigation.

In April 2003, a lawsuit captioned Peabody Energy Corporation v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Missouri. The complaint, filed by one of the Company’s clients, relies on allegations similar to those in the ERISA cases discussed above, in addition to allegations relating specifically to Peabody. The complaint asserts that the Company breached fiduciary duties under ERISA, violated a New Jersey consumer protection law, improperly induced the client into contracting with the Company, and breached the resulting agreement. The plaintiff seeks compensatory, punitive and treble damages, as well as rescission and restitution of revenues that were allegedly improperly received by the Company. On October 28, 2003, the Judicial Panel on Multidistrict Litigation transferred this action to the Southern District of New York to be consolidated with the ERISA cases pending against the Company in that court.

In December 2003, Peabody filed a similar action against Merck in the U.S. District Court for the Eastern District of Missouri. The complaint relies on allegations similar to those in the ERISA cases discussed above and in the case filed by Peabody against the Company. The complaint asserts claims that Merck violated federal and state racketeering laws, tortiously interfered with Peabody’s contract with the Company, and was unjustly enriched. The plaintiff seeks, among other things, compensatory damages of approximately $35 million, treble damages, and restitution of revenues that were allegedly improperly received by Merck.

In March 2003, a lawsuit captioned American Federation of State, County and Municipal Employees v. AdvancePCS et al., based on allegations similar to those in the ERISA cases discussed above, was filed against the Company and other major PBMs in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The plaintiff, which purports to sue on behalf of itself, California non-ERISA health plans, and all individual participants in such plans, seeks injunctive relief and disgorgement of revenues that were allegedly improperly received by the Company. The court recently denied the defendant PBMs’ motion to dismiss the action.

In June 2002, a lawsuit captioned Miles v. Merck-Medco Managed Care, L.L.C., based on allegations similar to those in the ERISA cases discussed above, was filed against Merck and the Company in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The plaintiff, who purports to sue on behalf of the general public of California, seeks injunctive relief and disgorgement of the revenues that were allegedly improperly received by Merck and the Company. The Miles case was removed to the U.S. District Court for the Southern District of California and, pursuant to the Multidistrict

Litigation order discussed above, was later transferred to the Southern District of New York and consolidated with the ERISA cases pending against Merck and the Company in that court. The court has not yet ruled on the plaintiff’s motion to remand the case back to the California state court.

In October 2002, the Company filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting the Company’s right to retain certain cost savings in accordance with the Company’s written agreement with the West Virginia Public Employees Insurance Agency, or PEIA. In November 2002, the State of West Virginia and PEIA filed a separate lawsuit against Merck and the Company, also in the Circuit Court of Kanawha County, West Virginia. This action was premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, conspiracy, tortious interference, unjust enrichment, accounting, fraud and breach of contract. The State of West Virginia and PEIA sought civil penalties; compensatory and punitive damages, and injunctive relief. In March 2003, in the declaratory judgment action, PEIA filed a counterclaim, and the State of West Virginia, which was joined as a party, filed a third-party complaint against the Company and Merck, raising the same allegations asserted by PEIA and the State of West Virginia in their November 2002 action described above. The Company and Merck filed a motion to dismiss the November 2002 action filed by the State of West Virginia and PEIA, and also filed a motion to dismiss the counterclaim and third-party complaint filed by the State of West Virginia and PEIA in the Company’s declaratory judgment action. On November 6, 2003, the court granted the motion to dismiss the Consumer Protection Act claims and certain other state law claims, including the claims for conspiracy and tortious interference. The court also dismissed without prejudice the various fraud claims. The court denied the motion to dismiss with respect to the claims for breach of contract, accounting and unjust enrichment. On December 2, 2003, PEIA filed an amended counterclaim and third-party complaint against Merck and the Company, seeking to reassert its fraud claims and restate certain of its other claims. On December 12, 2003, Merck filed a motion to dismiss all of the claims against it. The court has not yet ruled on that motion.

In July 2003, a lawsuit captioned Group Hospitalization and Medical Services v. Merck-Medco Managed Care, et al., was filed against the Company in New Jersey state court. In this action, the Company’s former client, CareFirst Blue Cross Blue Shield, asserts claims for violation of fiduciary duty under state law, breach of contract; negligent misrepresentation, unjust enrichment; violations of certain District of Columbia laws regarding consumer protection and restraint of trade, and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims, and restitution.

The Company does not believe that it is a fiduciary under ERISA, and it believes that its business practices comply with all applicable laws and regulations. The Company has denied all allegations of wrongdoing and is vigorously defending all of the lawsuits described above, although the Company has proposed to settle some of them as described above. Many of these lawsuits seek damages in unspecified amounts, which could be material, and some seek treble or punitive damages or restitution of profits, any of which could be material in amount. The outcome of each of these lawsuits is uncertain, and an adverse determination in any one of them could result in material damages or restitution and could materially limit the Company’s business practices. In addition, to the extent that the Company is required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in the Company making indemnification payments in amounts that could be material, in addition to any damages that the Company is required to pay. For these reasons, an adverse determination in any one or more of these lawsuits could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

Antitrust Litigation. On August 15, 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al., was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck and the Company. The plaintiffs, which seek to represent a national class of retail pharmacies that have contracted with the Company, allege that the Company has conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. In November 2003, Merck and the Company filed motions to dismiss the complaint. The court has not yet ruled on those motions.

On October 1, 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al., was filed in the U.S. District Court for the Northern District of Alabama against Merck and the Company. The plaintiffs, which seek to represent a national class of independent retail pharmacies that have contracted with the Company, allege in an amended complaint that the Company has engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed. The plaintiffs allege that, through such concerted action, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief.

On January 20, 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that have contracted with the Company and that have indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company has failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck have failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the Amended Complaint filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed above. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company have been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits, and injunctive relief.

The Company denies all allegations of wrongdoing and intends to vigorously defend the Brady, North Jackson Pharmacy, and Alameda Drug Company cases. However, the outcome of these lawsuits is uncertain, and an adverse determination in any of them could result in material damages, which could be trebled, and could materially limit the Company’s business practices. In addition, to the extent that the Company is required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in the Company making indemnification payments in amounts that could be material, in addition to any damages that the Company is required to pay. For these reasons, an adverse determination in any of these lawsuits could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

There remain approximately five lawsuits on behalf of fewer than ten plaintiffs, to which the Company is a party, filed by retail pharmacies against pharmaceutical manufacturers, wholesalers and other major PBMs, challenging manufacturer discounting and rebating practices under various state and federal antitrust laws, including the Robinson-Patman Act. These suits, which were a part of a consolidated Multidistrict Litigation, captioned In re Brand-Name Prescription Drug Antitrust Litigation, allege that the Company knowingly accepted rebates and discounts on purchases of brand-name prescription drugs in violation of the federal Robinson-Patman Act. These suits seek damages and to enjoin the Company from future violations of the Robinson-Patman Act. Merck has agreed to indemnify the Company for any monetary liabilities related to these lawsuits. However, any adverse judgment or injunction could significantly limit the Company’s ability to obtain discounts and rebates.

Securities Litigation. The Company and Merck are named as defendants in a number of purported class action lawsuits, all relating to the Company’s revenue recognition practices for retail co-payments paid by members of plans for which the Company provides PBM services. The class action lawsuits were consolidated and amended to assert claims against Merck and the Company and certain of the Company’s officers and directors relating to the Company’s revenue recognition practices for retail co-payments, rebates received by the Company, and the Company’s independent status. The Company and Merck have filed a motion to dismiss these lawsuits.

On July 31, 2003, a shareholders derivative complaint was filed in the U.S. District Court for the District of New Jersey against Merck and the Company, certain of the Company’s officers and directors, and Arthur Andersen LLP. The lawsuit is based on allegations relating to the Company’s revenue recognition practices for retail co-

payments, and it further alleges that certain individual defendants breached their fiduciary duty by failing to prevent such practices from occurring and also failing to prevent the conduct at issue in the Gruer complaint and related actions, the antitrust claims pending in the Northern District of Illinois, and the qui tam actions in which the U.S. Attorney’s Office for the Eastern District of Pennsylvania has intervened, each of which is described above. The complaint seeks monetary damages from Merck and the Company in an unspecified amount, as well as injunctive and other relief. Merck and the Company have filed a motion to dismiss the complaint.

The Company has denied all allegations of wrongdoing and is vigorously defending each of the lawsuits described above. These lawsuits seek damages in unspecified amounts, which could be material. Merck has agreed to indemnify the Company for a significant portion of any monetary liabilities related to these lawsuits. However, the Company could be liable for a material amount of any residual liabilities not indemnified by Merck, and an adverse determination could materially limit the Company’s business practices. For these reasons, an adverse determination in any one or more of these lawsuits could have a material adverse effect on the Company’s business, financial condition and operating results.

Tamoxifen Litigation. In May 2002, a lawsuit captioned Kessler v. Merck-Medco Managed Care, L.L.C. was filed in the Superior Court of New Jersey. The plaintiff, who purported to represent a member class, alleged that the Company improperly classified Tamoxifen as a brand-name drug, resulting in a higher co-payment for members. The complaint asserted claims under the New Jersey Consumer Fraud Act and for unjust enrichment. In December 2002, a putative class action lawsuit containing substantially similar allegations to the Kessler case, captioned Smith v. Medco Health Solutions, Inc., was filed in the Superior Court of New Jersey. In June 2003, a putative class action lawsuit containing substantially similar allegations, captioned Del Greco v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Southern District of New York. The plaintiff in this action, however, asserted that the Company’s alleged misclassification of Tamoxifen improperly denied plan benefits and breached an alleged fiduciary duty under ERISA. On December 5, 2003, the court granted the Company’s motion for summary judgment in the Smith and Kessler actions and dismissed all of the claims. On December 5, 2003, the court in the Del Greco action granted the Company’s motion to dismiss with respect to nearly all of the claims, including all monetary claims. The plaintiff in the Del Greco case has asked the court to reconsider that ruling, but the court has not yet ruled on that motion.

The Company has denied all allegations of wrongdoing and has vigorously defended each of the lawsuits described above. The outcome of the Del Greco action remains uncertain, and an adverse determination in that action could result in material damages and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Other. The Company is also involved in various claims and legal proceedings of a nature considered normal to the Company’s business, principally employment and commercial matters.

Although the range of loss for all of the unresolved matters above is not subject to reasonable estimation and it is not feasible to predict or determine the final outcome of all of the above proceedings with certainty, the Company’s management does not believe that they would result in a material adverse effect on the Company’s financial position or liquidity, either individually or in the aggregate. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by the ultimate resolutions of these matters, or changes in the Company’s assumptions or its strategies related to these proceedings. The Company believes that most of the claims made in these legal proceedings and government investigations would not likely be covered by insurance.

11.	Stock-Based Compensation

Stock Option Plans. Certain Merck stock options granted in 2002 and 2003 converted to Medco options upon the separation (the “Converted Options”). The rate of conversion was determined based on a formula that preserved the economic position of the option holder immediately before and after the separation.

Prior to the separation from Merck, the Company’s employees had participated in Merck stock option plans under which employees were granted options to purchase shares of Merck common stock at the fair market value at the time of the grant. In addition, some of the Company’s employees continue to hold stock options granted under the Medco Containment Services, Inc., stock option plan and plans of companies acquired by the Company, including Medical Marketing Group, Inc., ProVantage and Systemed, Inc. (“Acquired Company Plans”). These options were all converted to options to purchase Merck common stock. The outstanding stock options held by employees of the Company under the Acquired Company Plans will remain options for Merck stock and thus will not be dilutive to the Company’s EPS.

The Company was owned by Merck through August 19, 2003, and stock option activity from December 30, 2000, through August 19, 2003, reflects Merck options that were held by employees of the Company. Summarized information related to stock options held by the Company’s employees is as follows:

(Shares of options in thousands) MERCK STOCK OPTIONS	NUMBER OF SHARES	AVERAGE PRICE(1)
Outstanding at December 30, 2000	30,950.5	$52.65
Granted	7,895.1	$78.43
Exercised	(1,988.8)	$31.32
Forfeited	(1,437.8)	$75.97

Outstanding at December 29, 2001	35,419.0	$58.65
Granted	6,269.3	$59.64
Exercised	(1,977.7)	$31.57
Forfeited	(1,923.6)	$68.91

Outstanding at December 28, 2002	37,787.0	$59.71
Granted	248.0	$57.06
Exercised	(1,729.9)	$33.73
Forfeited	(2,793.7)	$69.94
Options converted, August 19, 2003	(4,833.9)	$60.39

Outstanding at August 19, 2003	28,677.5	$59.65

(Shares of options in thousands) MEDCO STOCK OPTIONS	NUMBER OF SHARES	AVERAGE PRICE(1)
Options converted, August 19, 2003(2)	10,887.9	$26.81
Granted	12,546.9	$27.68
Exercised	(488.4)	$24.95
Forfeited	(577.0)	$26.80

Outstanding at December 27, 2003	22,369.4	$27.34

(1)	Weighted average exercise price.

(2)	Merck stock options converted on August 19, 2003 multiplied by conversion factor of approximately 2.25241.

The options that converted on August 19, 2003 reflect the conversion of 4.8 million Merck options into options to purchase Company common stock.

The number of shares and average price of options exercisable at fiscal year-end 2003 for Medco options were 3.3 million shares at $27.10, and at fiscal year-end 2002 and 2001 for Merck options were 14.3 million shares at $43.75 and 11.4 million shares at $34.90, respectively.

Summarized information about Medco stock options outstanding and exercisable at December 27, 2003 is as follows:

	OUTSTANDING			EXERCISABLE
(shares of options in thousands) EXERCISE PRICE RANGE	NUMBER OF SHARES	AVERAGE LIFE(1)	AVERAGE PRICE(2)	NUMBER OF SHARES	AVERAGE PRICE(2)
$20 to $25	1,490.8	4.40	$23.70	300.1	$23.02
$25 to $30	19,650.3	8.80	$27.16	3,020.1	$27.51
$30 to $35	682.3	4.93	$33.65	—	—
$35 to $40	546.0	4.97	$35.68	—	—

Total shares	22,369.4	8.30	$27.34	3,320.2	$27.10

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

Employee Stock Purchase Plan. The Company’s employees currently participate in the 2003 ESPP, whereby certain employees of Medco are permitted to purchase shares of Medco stock at a discount to market price. Under the terms of the 2003 ESPP, 750,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of gross pay deducted from their accumulated payroll to purchase shares of Medco common stock at 85% of the fair market value of a share of Medco stock on the last day of trading each calendar quarter. Purchases of Medco stock under the 2003 ESPP for the first three-month purchase period from October 1, 2003, to December 26, 2003, were 49,800 shares at a weighted average price of $35.32.

The 2003 ESPP will terminate at the close of business on the last day of the fiscal quarter in December 2004 or when the maximum number of shares has been purchased, whichever is earlier, or at the discretion of the Company’s Board of Directors.

From December 30, 2000, through June 27, 2003, the Company’s employees participated in the 2001 ESPP, whereby certain employees of Medco were permitted to purchase shares of Merck stock at a discount to market price. The terms of the 2001 ESPP were substantially the same as the 2003 ESPP. Purchases of Merck stock under the 2001 ESPP were 0.1 million shares in 2003, 0.3 million shares in 2002 and 0.2 million shares in 2001, and are not dilutive to the Company’s EPS. The Merck shares purchased under the 2001 ESPP in 2003, 2002 and 2001 were at a weighted average price of $57.87, $52.62 and $66.02, respectively. The plan terminated on June 27, 2003, to allow for the implementation of the new 2003 ESPP.

Had the Company applied the fair value recognition provisions of SFAS 123 to the 2001 ESPP and 2003 ESPP, net income would have been reduced by $0.7 million in 2003, $1.3 million in 2002 and $1.4 million in 2001.

12.	Relationship with Merck

The Company was a wholly-owned subsidiary of Merck from November 18, 1993, through August 19, 2003, and it entered into intercompany transactions with Merck for items such as the daily transfer of cash collections; cash borrowings to be used in operations as necessary; mail order inventory transactions; sales of PBM and other services; recording of rebates; taxes paid by Merck on the Company’s income, and allocations of corporate charges. Effective December 30, 2001, amounts due from/to Merck arising from these transactions were recorded within “Due from Merck, net.” For the majority of the period during which the Company was owned by Merck, Merck provided the Company with various services, including finance, legal, public affairs, executive oversight, human resources, procurement and other services. The historical financial statements include expense allocations related to these services, which diminished as the Company prepared for its separation from Merck. These expense allocations amounted to $0.4 million in 2003, all of which was recorded in the first quarter, and $27.4 million and $26.4 million in fiscal 2002 and 2001, respectively. The Company considers these allocations to be reasonable reflections of the utilization of services provided. The Company has assumed full responsibility for these services and the related expenses.

On August 8, 2003, the Company received $564.7 million in settlement of the recorded amount of the net intercompany receivable due from Merck arising from intercompany transactions from December 31, 2001, to July 31, 2003. The Company completed its separation from Merck on August 19, 2003. As a result, the Company no longer has intercompany transactions with Merck, and it treats its transactions for items such as mail order inventory; sales of PBM and other services, and rebates receivable as third-party transactions.

The Company’s revenues from sales to Merck for PBM and other services amounted to $78.0 million in fiscal 2003 through the separation from Merck on August 19, 2003, and $115.2 million and $99.9 million in fiscal 2002 and 2001, respectively.

Prescription drugs purchased from Merck that are dispensed by the Company’s mail order pharmacies are included in cost of product net revenues, or in inventory if not yet dispensed. During the periods prior to the separation, this inventory from Merck was recorded at a price that management believes approximated the price that an unrelated third party would have paid. During fiscal 2001, 2002 and 2003, through the date of separation, purchases from Merck as a percentage of the Company’s total cost of revenues remained consistently in the 4% to 5% range. In addition, the Company records rebates from Merck in cost of revenues based on the volume of Merck prescription drugs dispensed through its retail pharmacy network and by its mail order pharmacies. The following table summarizes the amounts included in cost of product net revenues:

($ in millions) FOR FISCAL YEARS ENDED	DECEMBER 27, 2003*	DECEMBER 28, 2002	DECEMBER 29, 2001
Cost of inventory purchased from Merck	$930.4	$1,415.0	$1,344.7
Gross rebates recorded from Merck	$(301.1)	$(443.9)	$(439.4)

*	Through the separation from Merck on August 19, 2003.

On May 28, 2003, the Company and Merck entered into an amended and restated managed care agreement, which was subsequently amended. The amended and restated managed care agreement includes terms related to certain access obligations for Merck products; a commitment to maintain Merck market share levels; terms related to formulary access rebates and market share rebates payable by Merck, as well as other provisions. In addition, the Company may be required to pay liquidated damages to Merck if it fails to achieve specified market share levels.

The Company also entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the separation date. For the period up to the separation date, Merck incurred federal taxes on the Company’s income as part of Merck’s consolidated tax return, and the Company’s liability for federal income taxes was reflected in “Due from Merck, net.”

For state income taxes prior to the Company’s incorporation, Merck was taxed on the Company’s income and the Company’s liability was reflected in “Due from Merck, net.” This is also the case for the post-incorporation period through the separation date in states where Merck filed a unitary or combined tax return. In states where Merck did not file a unitary or combined tax return, the Company is responsible since incorporation for filing and paying the associated taxes, with the estimated state tax liability reflected in accrued expenses and other current liabilities. Subsequent to the separation, the Company is responsible for filing its own federal and state tax returns and making the associated payments.

In addition, the Company entered into an indemnification and insurance matters agreement, as well as a master separation and distribution agreement, and other related agreements. The indemnification and insurance matters agreement covers the Company’s indemnification of Merck for, among other matters, the outcome of certain types of litigation and claims.

13.	Subsequent Event

In February 2004, the Company was notified of client decisions to transition their business to other PBMs by the end of 2004. These clients were in the Company’s client base at the time of the Merck acquisition and therefore were included in the recorded intangible assets. As a result, the Company revised the weighted average useful life from 35 years to 23 years effective as of the beginning of the 2004 fiscal year, with the annual intangible asset amortization expense in 2004 increasing over 2003 by $85.6 million to $179.9 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information about our directors is incorporated by reference from the discussion under Proposal 1 of our Proxy Statement for the 2004 Annual Meeting of Shareholders, which was filed on March 18, 2004. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2004 Annual Meeting of Shareholders. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts is incorporated by reference from the discussion under Proposal 1, as well as under the headings “Audit Committee Report” and “Statement on Corporate Governance” in our Proxy Statement for the 2004 Annual Meeting of Shareholders. The balance of the information required by this Item 10 is contained in the discussion entitled “Information Concerning Executive Officers Who Are Not Directors” and under the heading “Statement on Corporate Governance” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

The Company’s Code of Ethics is available on our website at http://www.medco.com.

Item 11.	Executive Compensation.

Information about director and executive compensation is incorporated by reference from the discussion under the headings “Executive Compensation and Other Information”, “Matters to be Considered at the Annual Meeting” and “Stock Performance Graph” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information required by this item is incorporated by reference from the discussion under the headings Ownership of Securities in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

The following table provides information as of December 27, 2003, the last day of fiscal 2003, regarding securities issued under our equity compensation plans that were in effect during fiscal 2003.

	PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN THE SECOND COLUMN)
Equity compensation plans approved by security holders	2002 Stock Incentive Plan (1)	22,369,400	$27.34	30,683,750
	Employee Stock Purchase Plan (2)	49,800	$35.32	700,200
Equity compensation plans not approved by security holders	None	—	—	—

Total		22,419,200		31,383,950

(1)	The 2002 Stock Incentive Plan was approved on July 21, 2003 by Merck & Co., Inc., our sole shareholder at that time.

(2)	The Employee Stock Purchase Plan was approved on July 28, 2003 by Merck & Co., Inc., our sole shareholder at that time. Shares purchased by employees through the Employee Stock Purchase Plan are acquired by the plan administrator in the open market and are not dilutive to our earnings.

Item 13.	Certain Relationships and Related Transactions.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Information about the fees for 2003 and 2002 for professional services rendered by our independent auditors is incorporated by reference from the discussion under Proposal 2 of our Proxy Statement for the 2004 Annual Meeting of Shareholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under Proposal 2 of our Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report.

(1) Financial Statements. The following financial statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Auditors

Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002

Consolidated Statements of Income for the Years Ended December 27, 2003, December 28, 2002 and December 29, 2001

Consolidated Statements of Stockholders’ Equity for the Years Ended December 29, 2001, December 28, 2002 and December 27, 2003

Consolidated Statements of Cash Flows for the Years Ended December 27, 2003, December 28, 2002 and December 29, 2001

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedules:

Schedule II–Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)	Exhibits:

Exhibit Number	Exhibit Description

2.1	Master Separation and Distribution Agreement between Merck & Co., Inc. and the Registrant.

3.1	Second Amended and Restated Certificate of Incorporation of Medco Health Solutions, Inc.

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc.

4.1	Form of Medco Health Solutions, Inc. common stock certificate. Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Form 10, File No. 1-31312, filed July 25, 2003.

4.2	Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s Senior Notes Due 2013.

10.1	Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10, File No. 1-31312, filed June 16, 2003.

Exhibit Number	Exhibit Description

10.2	Medco Health Solutions, Inc. 2002 Executive Severance Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

10.3(a)

Amended and Restated Managed Care Agreement between Merck & Co., Inc. and the Registrant, dated as of May 28, 2003. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

(b)

Amendment No. 1, dated July 23, 2003, to Amended and Restated Managed Care Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.5(b) to the Registrant’s Amendment No. 3 to Form 10, File No. 1-31312, filed July 25, 2003.

(c)	Amendment No. 2, dated as of November 24, 2003, to Amended and Restated Managed Care Agreement between Merck & Co., Inc. and the Registrant.

(d)	Amendment No. 3, dated as of December 23, 2003, to Amended and Restated Managed Care Agreement between Merck & Co., Inc. and the Registrant.

10.4	Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and the Registrant.

10.5	Tax Responsibility Allocation Agreement between Merck & Co., Inc. and the Registrant.

10.6	Employee Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10, File No. 1-31312, filed July 8, 2003.

10.7	Employment Agreement with David B. Snow, Jr., dated as of March 17, 2003. Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

10.8	Key Employee Agreement of Timothy C. Wentworth, dated as of December 10, 1998. Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

10.9	Key Employee Agreement of Arthur H. Nardin, dated as of July 7, 1988. Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

10.10	Credit Agreement among the Registrant, the lenders party thereto and JPMorgan Chase Bank, as administrative agent.

10.11	Receivables Purchase and Contribution Agreement among Registrant, as seller, and Medco Health Receivables, LLC, as buyer.

10.12

Amended and Restated Receivables Purchase Agreement, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent.

12.1	Statement of Consolidated Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, dated March 26, 2004.

25.1	Statement of eligibility of U.S. Bank Trust National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 25.1 to the Registrant’s Amendment No. 7 to Form S-1, File No. 333-86404, filed July 25, 2003.

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the fiscal quarter ended December 27, 2003, the Registrant filed or furnished an aggregate of two Current Reports on Form 8-K:

1.	On October 22, 2003, the Registrant furnished a current report under Item 12 of Form 8-K (Results of Operations and Financial Condition) reporting financial results for its fiscal quarter ended September 27, 2003.

2.	On December 10, 2003, the Registrant filed a current report under Item 5 of Form 8-K (Other Events and Regulation FD Disclosure) reporting the filing of an amended complaint in two qui tam actions against the Registrant.

MEDCO HEALTH SOLUTIONS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Allowance for Doubtful Accounts Receivable:

	Balance at Beginning of Period	Provision	Write-offs(1)	Balance at End of Period

Fiscal Year Ended December 27, 2003	$6.5	$1.5	$(1.6)	$6.4

Fiscal Year Ended December 28, 2002	$7.3	$1.0	$(1.8)	$6.5

Fiscal Year Ended December 29, 2001	$8.7	$0.3	$(1.7)	$7.3

(1)	Uncollectible accounts, net of recoveries.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medco Health Solutions, Inc.

Dated: March 26, 2004	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman, President and Chief Executive Officer

Dated: March 26, 2004	/s/ JoAnn A. Reed

	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief Financial Officer

Dated: March 26, 2004	/s/ Richard J. Rubino

	Name:	Richard J. Rubino
	Title:	Vice President and Controller

Dated: March 26, 2004	/s/ Howard W. Barker, Jr.
	Name:	Howard W. Barker, Jr.
	Title:	Director

Dated: March 26, 2004	/s/ John L. Cassis
	Name:	John L. Cassis
	Title:	Director

Dated: March 26, 2004	/s/ Michael Goldstein
	Name:	Michael Goldstein
	Title:	Director

Dated: March 26, 2004	/s/ Lawrence S. Lewin
	Name:	Lawrence S. Lewin
	Title:	Director

Dated: March 26, 2004
	Name:	Edward H. Shortliffe, M.D., Ph.D.
	Title:	Director

Dated: March 26, 2004	/s/ Brian L. Strom, M.D., M.P.H.
	Name:	Brian L. Strom, M.D., M.P.H.
	Title:	Director

Dated: March 26, 2004	/s/ Blenda J. Wilson, Ph.D.
	Name:	Blenda J. Wilson, Ph.D.
	Title:	Director