Form 10-Q
period 2004-03-27
MEDCO HEALTH SOLUTIONS INC
filed 2004-05-05
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

Yes ☐     No ☒

As of the close of business on April 27, 2004, the registrant had 271,064,843 shares of common stock, $0.01 par value issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Medco Health Solutions, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

($ in millions, except for share data)	MARCH 27, 2004	DECEMBER 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$643.2	$638.5
Short-term investments	57.5	59.5
Accounts receivable, net	1,662.7	1,394.0
Inventories, net	1,247.6	1,213.4
Prepaid expenses and other current assets	76.7	95.5
Deferred tax assets	341.0	359.4

Total current assets	4,028.7	3,760.3
Property and equipment, net	717.7	757.3
Goodwill, net	3,310.2	3,310.2
Intangible assets, net	2,275.5	2,320.5
Other noncurrent assets	122.4	114.7

Total assets	$10,454.5	$10,263.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,174.6	$1,988.2
Accrued expenses and other current liabilities	570.4	567.1
Current portion of long-term debt	60.0	50.0

Total current liabilities	2,805.0	2,605.3
Noncurrent liabilities:
Long-term debt, net of current portion	1,236.6	1,346.1
Deferred tax liabilities	1,159.9	1,177.5
Other noncurrent liabilities	55.2	54.1

Total liabilities	5,256.7	5,183.0

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, par value $0.01 – authorized: 10,000,000 shares; issued and outstanding: 0 shares	—	—
Common stock, par value $0.01 – authorized: 1,000,000,000 shares; issued and outstanding: 270,962,480 shares in 2004 and 270,532,667 shares in 2003	2.7	2.7
Accumulated other comprehensive income	—	—
Additional paid-in capital	4,926.4	4,913.4
Unearned compensation	(6.2)	(7.4)
Retained earnings	274.9	171.3

Total stockholders’ equity	5,197.8	5,080.0

Total liabilities and stockholders’ equity	$10,454.5	$10,263.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medco Health Solutions, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

FISCAL QUARTERS ENDED (In millions, except for per share data)	MARCH 27, 2004	MARCH 29, 2003
Product net revenues (Includes retail co-payments of $1,795 for 2004 and $1,677 for 2003)	$8,826.0	$8,237.9
Service revenues	79.9	96.2

Total net revenues	8,905.9	8,334.1

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,795 for 2004 and $1,677 for 2003)	8,452.6	7,939.5
Cost of service revenues	32.6	45.1

Total cost of revenues	8,485.2	7,984.6
Selling, general and administrative expenses	178.9	163.0
Amortization of intangibles	45.0	23.6
Interest and other (income) expense, net	22.0	(11.7)

Total cost of operations	8,731.1	8,159.5

Income before provision for income taxes	174.8	174.6
Provision for income taxes	71.2	72.6

Net income	$103.6	$102.0

Basic earnings per share:
Weighted average shares outstanding	270.8	270.0
Earnings per share	$0.38	$0.38

Diluted earnings per share:
Weighted average shares outstanding	273.7	270.0
Earnings per share	$0.38	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medco Health Solutions, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Number of Shares (In Thousands)	Amount (In millions, except for per share data)
	Common Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balances at December 27, 2003	270,533	$2.7	$—	$4,913.4	$(7.4)	$171.3	$5,080.0

Net income	—	—	—	—	—	103.6	103.6

Total comprehensive income	—	—	—	—	—	103.6	103.6

Changes in stockholders’ equity related to employee stock plans	429	—	—	13.0	1.2	—	14.2

Balances at March 27, 2004	270,962	$2.7	$—	$4,926.4	$(6.2)	$274.9	$5,197.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medco Health Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

FISCAL QUARTERS ENDED ($ in millions)	MARCH 27, 2004	MARCH 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103.6	$102.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62.2	46.1
Amortization of intangibles	45.0	23.6
Deferred income taxes	0.7	(40.9)
Other	11.1	11.2
Net changes in assets and liabilities:
Accounts receivable	(269.1)	30.6
Inventories	(34.2)	130.1
Other noncurrent assets	(8.5)	0.8
Current liabilities	189.8	209.8
Other noncurrent liabilities	1.1	4.7
Other	18.8	(1.3)

Net cash provided by operating activities	120.5	516.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22.7)	(34.3)
Purchases of securities and other investments	(2.9)	(13.1)
Proceeds from sale of securities and other investments	2.0	10.8

Net cash used by investing activities	(23.6)	(36.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	800.0	—
Repayments on debt	(900.0)	—
Debt issuance costs	(3.8)	—
Proceeds from exercise of stock options	11.6	—
Intercompany transfer from (to) Merck, net	—	(486.8)

Net cash used by financing activities	(92.2)	(486.8)

Net increase (decrease) in cash and cash equivalents	$4.7	$(6.7)
Cash and cash equivalents at beginning of period	$638.5	$14.4

Cash and cash equivalents at end of period	$643.2	$7.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medco Health Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 27, 2003 included in the Company’s Annual Report on Form
10-K. The Company’s fiscal quarters end on the last Saturday of March and consisted of 13 weeks for both 2004 and 2003.

2. Accounts Receivable, Net

Accounts receivable includes billed and estimated unbilled receivables from clients and manufacturers. In addition, rebates payable to clients are estimated and accrued as a reduction in accounts receivable, net, based upon the prescription drugs dispensed by the pharmacies in the Company’s retail networks, or dispensed by the Company’s mail order pharmacies. Unbilled receivables are billed to clients typically within 14 days based on the contractual billing schedule agreed upon with each client. Thus, at the end of any given reporting period, unbilled receivables from clients will represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Unbilled receivables from manufacturers are generally billed beginning 30 days from the end of each quarter. As of March 27, 2004 and December 27, 2003, accounts receivable included unbilled receivables from clients and manufacturers of $1,937.5 million and $1,279.1 million, respectively. Accounts receivable are presented net of allowance for doubtful accounts of $6.0 million and $6.4 million at March 27, 2004 and December 27, 2003, respectively. When rebates payable to clients exceed the accounts receivable from clients, the net liability is reclassified to claims and other accounts payable.

3. Stock-Based Compensation

Prior to the separation from Merck on August 19, 2003 (the “separation”), the Company’s employees had participated in Merck stock option plans under which employees were granted options to purchase shares of Merck common stock at the fair market value on the date of grant. These options generally were exercisable in three to five years and expired within five to 15 years from the date of grant. Certain Merck stock options granted in 2002 and 2003 converted to Medco options upon the separation (the “Converted Options”). The rate of conversion was determined based on a formula that preserved the economic position of the option holder immediately before and after the separation. Subsequent to the separation, the Company granted Medco options to employees to purchase shares of Medco common stock at the fair market value on the date of grant.

The Company accounts for employee options to purchase stock, and for employee participation in the Medco Health Solutions, Inc., 2003 Employee Stock Purchase Plan (“2003 ESPP”) and the Medco Health Solutions, Inc., 2001 Employee Stock Purchase Plan (“2001 ESPP”), under the intrinsic value method of expense recognition in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option on the date of grant. Employee stock options are granted to purchase shares of stock at the fair market value on the date of grant. Accordingly, no compensation expense is recognized in the Company’s unaudited interim condensed consolidated statements of income for the Medco options, Merck options, 2003 ESPP and the 2001 ESPP.

If the fair value method of accounting for the Medco options, Merck options, 2003 ESPP, and the 2001 ESPP had been applied, net income in the periods during 2004 and 2003 would have been reduced. Prior to December 28, 2003, pro forma compensation cost for the Company’s stock options had been calculated using the Black-Scholes model based on a single-option valuation approach using the straight-line method of amortization. In January 2004, the Company revised the assumptions utilized by the Black-Scholes model in determining pro forma compensation, based on current option exercise data, such that the cost is determined using separate expected term assumptions for each vesting tranche and the expense is attributed under the method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” (“FIN 28”). As a result, beginning in January 2004, the Company has calculated pro forma compensation cost for any stock options granted since that time using the FIN 28 methodology. This change in methodology resulted in a $1 million, net of tax, increase in the pro forma compensation cost over the amount calculated with the single option value straight-line method of amortization for the quarter ended March 27, 2004.

The fair value method requires recognition of compensation cost ratably over the vesting period. The pro forma effect on net income and earnings per share if the Company had applied the fair value method for recognizing employee stock-based compensation to the Medco options, Merck options, 2003 ESPP and 2001 ESPP is as follows:

($ in millions, except for per share data) FISCAL QUARTERS ENDED	March 27, 2004	March 29, 2003
Net income, as reported(1)	$103.6	$102.0

Medco stock-based compensation expense, net of tax(2)	(20.4)	—

Pro forma net income including Medco stock-based compensation expense	83.2	102.0
Merck stock-based compensation expense, net of tax(3)	—	(15.3)

Pro forma net income including all stock-based compensation expense	$83.2	$86.7

Basic earnings per common share:
As reported	$0.38	$0.38
Pro forma	$0.31	$0.32
Diluted earnings per common share:
As reported	$0.38	$0.38
Pro forma	$0.30	$0.32

Notes

(1)	Subsequent to the separation in August 2003, the Company granted 474,300 restricted stock units to key employees and directors. The restricted stock units generally vest over two or three years. The Company recorded unearned compensation within stockholders’ equity at an amount equivalent to the market value on the date of grant, and is amortizing it to compensation expense as earned over the vesting period. Net income, as reported, includes stock-based compensation expense for the quarter ended March 27, 2004 of $0.7 million ($1.2 million pre-tax), related to the restricted stock units. At March 27, 2004, the unearned compensation recorded within stockholders’ equity is $6.2 million.

(2)	For the quarter ended March 27, 2004, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $12.0 million for the Medco options, $8.2 million for the Converted Options, as well as $0.2 million for the 2003 ESPP. Prior to the separation, the Converted Options were valued with option assumptions applicable to Merck and upon separation were re-valued using the SFAS 123 fair value method assumptions applicable to Medco. The resulting increase in the fair values of the Converted Options is recognized ratably over the remaining vesting period of the option grant.

(3)	The Company is reflecting the Merck stock-based compensation for its employees in the pro forma net income for the periods the Company was wholly-owned by Merck. Upon separation from Merck, the Company’s employees had no remaining service requirements to Merck and the Merck stock options became fully vested. Therefore, there will be no future impact to the Company’s pro forma earnings.

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and weighted average assumptions specific to the underlying option. The Medco volatility assumption is based on the volatility of the largest competitors within the prescription benefit management (“PBM”) industry because of Medco’s short history as a publicly traded enterprise. The historical Merck assumptions relate to Merck stock and are therefore based on Merck’s valuation assumptions. The assumptions utilized for option grants during the periods presented are as follows:

FISCAL QUARTERS ENDED	March 27, 2004	March 29, 2003
Medco stock options Black-Scholes assumptions (weighted average):
Dividend yield	—	N/A
Risk-free interest rate	3.1%	N/A
Volatility	45%	N/A
Expected life (years)	5.8	N/A

Merck stock options Black-Scholes assumptions (weighted average):
Dividend yield	N/A	2.7%
Risk-free interest rate	N/A	3.1%
Volatility	N/A	30%
Expected life (years)	N/A	6.8

4. Earnings Per Share (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation:

(In millions) FISCAL QUARTERS ENDED	March 27, 2004	March 29, 2003
Weighted average shares outstanding	270.8	270.0
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	2.9	—

Weighted average shares outstanding assuming dilution	273.7	270.0

For the quarter ended March 27, 2004, there were outstanding options to purchase 0.9 million shares of Medco stock where the exercise price of the options exceeded the average stock price which is calculated as the average of the NYSE closing price for each trading day in the fiscal quarter. Accordingly, these options are excluded from the diluted EPS calculation.

5. Intangible Assets

Intangible assets, principally comprised of the recorded value of Medco’s customer relationships at the time of Merck’s acquisition of the Company in 1993, are as follows:

($ in millions)	March 27, 2004	December 27, 2003
Intangible assets at cost	$3,172.2	$3,172.2
Less accumulated amortization	(896.8)	(851.7)

Intangible assets, net	$2,275.4	$2,320.5

During the first quarter of 2003, intangible assets associated with the acquisition of the Company by Merck in 1993 were amortized on a straight-line basis over a weighted average useful life of 35 years. Effective December 28, 2003, the Company revised the weighted average useful life to 23 years, which resulted in an annual amortization expense increase of $85.6 million, or $21.4 million per quarter. Aggregate intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be $180 million.

6. Refinancing and Interest Rate Swap Agreements

Refinancing

On March 26, 2004, the Company completed a refinancing of its senior secured term loan facilities, which had an outstanding balance of $900 million at the end of fiscal 2003. The refinancing included an amended and restated $800 million, 4.5 year senior secured term loan facility, at an initial interest rate reflecting the London Interbank Offered Rate (“LIBOR”) plus a 1.25 percent margin. This facility, along with cash on hand, was used to extinguish in full the aggregate March 2004 outstanding balance on the existing secured term loan facilities, which included a $390 million Term Loan A at LIBOR plus 1.75 percent, and a $499 million Term Loan B at LIBOR plus 2.25 percent. On a pro forma basis of $800 million in principal outstanding, this refinancing is expected to reduce annualized interest expense by approximately $6 million. The refinancing also resulted in a one-time charge to write-off $5.5 million for deferred debt issuance costs associated with the original Term Loan A and Term Loan B. The $250 million Revolving Credit Facility will remain in place.

Interest Rate Swap Agreements

The Company entered into five interest rate swap agreements in February and March 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25 percent senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013 consistent with the senior notes. The fair value of the swaps was $0.4 million as of March 27, 2004 and is recorded in other noncurrent assets, with an offsetting amount recorded in long-term debt. Under the terms of the swap agreements, the Company receives a fixed rate of interest of 7.25 percent on $200 million and pays variable interest rates based on six-month LIBOR plus a weighted average spread of 3.05 percent. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest and other (income) expense, net. Interest income associated with the swap agreements amounted to $0.4 million for the quarter ended March 27, 2004.

The weighted average LIBOR rate was 1.15% for the first quarter of 2004.

7. Pension and Other Postretirement Benefits

Net Pension and Postretirement Benefit Cost. The Company and its subsidiaries have various plans covering substantially all of its employees. The Company uses its fiscal year-end date as the measurement date for the majority of its plans. The net cost for the Company’s pension plans, principally the Medco Health Solutions Cash Balance Retirement Plan, consisted of the following components:

($ in millions) FISCAL QUARTERS ENDED	March 27, 2004	March 29, 2003
Service cost	$3.9	$3.9
Interest cost	1.5	1.3
Expected return on plan assets	(1.9)	(1.7)
Net amortization of unrecognized amounts	0.2	0.5

Net pension cost	$3.7	$4.0

The Company maintains a postretirement healthcare benefit plan for its employees. The net cost of these postretirement benefits, other than pensions, consisted of the following components:

($ in millions) FISCAL QUARTERS ENDED	March 27, 2004	March 29, 2003
Service cost	$0.5	$4.2
Interest cost	0.5	1.8
Amortization of prior service costs	(1.1)	0.6
Net amortization of actuarial losses	0.6	0.5

Net postretirement benefit cost	$0.5	$7.1

In the fourth quarter of 2003, the Company amended the postretirement health benefit plan. The amendment included changes to age and service requirements, introduction of a limit (or cap) on company subsidies to be based on 2004 costs, and reduced subsidies for spouses and dependents.

In accordance with FASB Staff Position FAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”) (“FSP FAS 106-1”), the Company has elected to take the one-time deferral of the effects of the Act and, therefore, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy included in the Act is included in a proposed FASB Staff Position, FAS No. 106-b, which is expected to supercede FSP FAS 106-1 and to be effective for the Company’s third quarter ending September 25, 2004. The guidance, when issued, could require the Company to change previously reported information.

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 27, 2003, that it expects to contribute $9.0 million to its pension plan in 2004. As of March 27, 2004, no contributions have been made. However, the Company presently anticipates contributing $9.0 million to satisfy minimum funding requirements in 2004.

8. Restructuring Costs

The Company made decisions in 2003 to streamline its dispensing pharmacy and call center pharmacy operations, including the closure of some sites and the re-balancing of other facilities, and also to reduce resources in some of its corporate functions. These decisions resulted in net charges to the unaudited interim condensed consolidated statements of income amounting to $12.9 million in the first quarter of 2004, primarily recorded in cost of product net revenues and mainly noncash expenses representing a change in estimated depreciable asset useful lives. The following table provides a summary of accrued severance activity during the first quarter of 2004:

($ in millions)	ACCRUED SEVERANCE
As of December 27, 2003	$27.9
Payments	(7.0)
Adjustments	(2.7)

As of March 27, 2004	$18.2

The liability for accrued severance is reflected in accrued expenses and other current liabilities. The Company expects the associated restructuring activities and cash payments to be completed in 2004.

9. Commitments and Contingencies

In the normal course of business, the Company regularly enters into purchase commitments covering inventory requirements of its mail order pharmacies for periods of generally up to one year. These commitments generally reflect the minimum purchase requirements of these pharmaceutical manufacturers and distributors. As of March 27, 2004, contractual obligations for these purchase commitments totaled $14.8 million.

Government Proceedings and Requests for Information. On September 29, 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of the federal False Claims Act and asserting other legal claims. The complaint alleges, among other things, that the Company canceled and later re-entered prescriptions in order to avoid violating contractual guarantees regarding prescription dispensing turnaround times in its mail order pharmacies; dispensed fewer pills than reported to the patient and charged clients based on the reported number of units dispensed; favored the products of certain manufacturers, including Merck, over less expensive products; and engaged in improper pharmacy practices. On December 9, 2003, the U.S. Attorney’s Office filed an amended complaint, which adds two former employees of the Company as defendants and, among other additional legal claims, asserts a claim against the Company under the Public Contracts Anti-Kickback Act for allegedly making improper payments to health plans to induce such plans to select the Company as a PBM for government contracts. The Commonwealth of Massachusetts and the State of Nevada intervened in the action.

The U.S. Attorney’s Office’s filing of the complaint and amended complaint followed its June 23, 2003 filing of a notice of intervention with respect to two pending qui tam, or whistleblower, complaints originally filed in February 2000 under the federal False Claims Act and similar state laws. The qui tam actions are currently pending. In one of the actions, Merck is named as a defendant.

On April 26, 2004, the Company entered into a settlement of the U.S. Attorney’s lawsuit with regard to the government’s claims for injunctive, or non-monetary, relief. Under the settlement, the Company has agreed, among other things, to assume certain disclosure obligations to clients, physicians and patients, primarily concerning therapeutic interchanges and rebates. In connection with this settlement, the Commonwealth of Massachusetts and the State of Nevada, both of which had previously intervened in the U.S. Attorney’s lawsuit, have released us of any claims. There have been no discussions with the U.S. Attorney’s Office with regard to a monetary settlement. In its lawsuit, the U.S. Attorney’s Office seeks, among other things, to impose monetary damages and fines that could have a material adverse impact on the Company’s results of operations and financial condition.

On December 19, 2003, the Company filed a motion to dismiss the U.S. Attorney’s Office’s complaint and the two qui tam actions discussed above. The court has not yet ruled on the motion. The Company continues to believe that its business practices comply in all material respects with applicable laws and regulations and it will continue to vigorously defend itself in these actions.

On April 16, 2003, the Company received a letter from the Office of the Maine Attorney General seeking information concerning the Company’s PBM practices. The letter was written on behalf of Maine and 21 other states, and is in connection with a review of the pharmaceutical industry and PBM practices. Simultaneously with the agreement reached with the U.S. Attorney’s Office, on April 26, 2004, the Company announced that it had entered into settlements with the States of Arizona, California, Connecticut, Delaware, Florida, Illinois, Iowa, Louisiana, Maine, Maryland, Nevada, New York, North Carolina, Oregon, Texas, Vermont and Washington, and the Commonwealths of Massachusetts, Pennsylvania and Virginia. Under the settlements, the Company has agreed to a settlement of approximately $29.3 million in the aggregate. Under the non-monetary aspects of the settlement, which are substantially similar to those contained in the settlement with the U.S. Attorney’s Office described above, the Company has also agreed, among other things, to assume certain disclosure obligations to clients, physicians, and patients, primarily concerning therapeutic interchanges and rebates.

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (STRS), a former client, filed a complaint against Merck and the Company in the Ohio Court of Common Pleas. STRS alleges, among other things, that the Company overcharged STRS on mail order dispensing fees; charged more for generic drugs filled through mail order than retail pharmacies charge for the same drugs; canceled and re-entered prescription orders in order to meet contractual performance guarantees regarding turnaround times; undercounted pills, and engaged in other unlawful pharmacy practices. Many of the allegations appear to be taken directly from the complaint filed by the U.S. Attorney’s Office discussed above. STRS asserts claims against the Company for breach of contract, against Merck for tortious interference with contract, and against both Merck and the Company for breach of fiduciary duties; violation of state consumer protection and deceptive trade practices laws; unjust enrichment, and fraud. On February 27, 2004, the Company filed a motion to dismiss the complaint. The court has not yet ruled on the motion.

ERISA and Similar Litigation. On December 17, 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck and the Company. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA and that the Company has breached fiduciary obligations under ERISA in connection with the Company’s development and implementation of formularies, preferred drug listings and intervention programs. After the Gruer case was filed, six other cases were filed in the same court asserting similar claims; one of these cases was voluntarily dismissed. The plaintiffs in these cases, who are individual plan members and claim to represent the interests of six different pharmaceutical benefit plans for which the Company is the PBM, contend that, in accepting and retaining certain rebates, the Company has failed to make adequate disclosure and has acted in the Company’s own best interest and against the interests of the Company’s clients. The plaintiffs also allege that the Company was wrongly used to increase Merck’s market share, claiming that under ERISA the Company’s drug formulary choices and therapeutic interchange programs were “prohibited transactions” that favor Merck’s products. The plaintiffs have demanded that Merck and the Company turn over any unlawfully obtained profits to a trust to be set up for the benefit plans.

In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis to avoid the significant cost and distraction of protracted litigation. Merck, the Company, and the plaintiffs in five of these six cases filed a proposed class action settlement with the court. On July 31, 2003, the court granted preliminary approval to the settlement. Under the proposed settlement, Merck and the Company have agreed to pay $42.5 million, and the Company has agreed to change or to continue certain specified business practices for a period of five years. The proposed settlement would resolve litigation by pharmaceutical benefit plans against Merck and the Company based on ERISA and similar claims, except with respect to those plans that affirmatively opt out of the settlement. It does not involve the release of any potential antitrust claims. The release of claims under the settlement would cover the period from December 17, 1994 to the date that the settlement receives final approval. In September 2003, the Company paid $38.3 million to an escrow account, representing the Company’s portion, or 90%, of the proposed settlement. This payment was charged against accrued expenses and other current liabilities, as the liability was recorded in prior periods. On December 11, 2003, the court conducted a hearing for the purpose of entertaining objections to the settlement, several of which have been filed, and determining, among other things, whether the settlement should be finally approved. At the hearing, the court directed that additional notices of the settlement be mailed to certain members of the settlement class. The hearing will continue in May 2004. The settlement becomes final only if and when the court grants final approval and all appeals have been exhausted. The plaintiff’s plan in the sixth case discussed above has elected to opt out of the settlement.

Similar ERISA-based complaints against the Company and Merck have been filed in eight additional actions by ERISA plan participants, purportedly on behalf of their plans, and, in some of the actions, similarly situated self-funded plans. The complaints in these actions rely on many of the same allegations as the Gruer series of lawsuits discussed above. The ERISA plans themselves, which are not parties to these lawsuits, have elected to participate in the proposed settlement discussed above. In addition, a proposed class action complaint against Merck and the Company has been filed by trustees of another benefit plan in the U.S. District Court for the Northern District of California. This plan has elected to opt out of the settlement. These nine cases have been transferred and consolidated in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multi-district Litigation.

On April 2, 2003, a lawsuit captioned Peabody Energy Corporation v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Missouri. The complaint, filed by one of the Company’s former clients, relies on allegations similar to those in the ERISA cases discussed above, in addition to allegations relating specifically to Peabody, which has elected to opt out of the settlement described above. The complaint asserts that the Company breached fiduciary duties under ERISA, violated a New Jersey consumer protection law, improperly induced the client into contracting with the Company, and breached the resulting agreement. The plaintiff seeks compensatory, punitive and treble damages, as well as rescission and restitution of revenues that were allegedly improperly received by the Company. On October 28, 2003, the Judicial Panel on Multi-district Litigation transferred this action to the U.S. District Court for the Southern District of New York to be consolidated with the ERISA cases pending against the Company in that court.

On December 23, 2003, Peabody filed a similar action against Merck in the U.S. District Court for the Eastern District of Missouri. The complaint relies on allegations similar to those in the ERISA cases discussed above and in the case filed by Peabody against the Company. The complaint asserts claims that Merck violated federal and state racketeering laws, tortiously interfered with Peabody’s contract with the Company, and was unjustly enriched. The plaintiff seeks, among other things, compensatory damages of approximately $35 million, treble damages, and restitution of revenues that were allegedly improperly received by Merck. On April 19, 2004, the Judicial Panel on Multi-district Litigation conditionally transferred this action to the U.S. District Court for the Southern District of New York to be consolidated with the ERISA cases pending against Merck and the Company in that court.

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

On June 11, 2002, a lawsuit captioned Miles v. Merck-Medco Managed Care, L.L.C., based on allegations similar to those in the ERISA cases discussed above, was filed against Merck and the Company in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The plaintiff, who purports to sue on behalf of the general public of California, seeks injunctive relief and disgorgement of the revenues that were allegedly improperly received by Merck and the Company. The Miles case was removed to the U.S. District Court for the Southern District of California and, pursuant to the Multi-district Litigation order discussed above, was later transferred to the U.S. District Court for the Southern District of New York and consolidated with the ERISA cases pending against Merck and the Company in that court. The court has not yet ruled on the plaintiff’s motion to remand the case back to the California state court.

On October 25, 2002, the Company filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting the Company’s right to retain certain cost savings in accordance with the Company’s written agreement with the West Virginia Public Employees Insurance Agency, or PEIA. On November 13, 2002, the State of West Virginia and PEIA filed a separate lawsuit against Merck and the Company, also in the Circuit Court of Kanawha County, West Virginia. This action was premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, conspiracy, tortious interference, unjust enrichment, accounting, fraud and breach of contract. The State of West Virginia and PEIA sought civil penalties; compensatory and punitive damages, and injunctive relief. In March 2003, in the declaratory judgment action, PEIA filed a counterclaim, and the State of West Virginia, which was joined as a party, filed a third-party complaint against the Company and Merck, raising the same allegations asserted by PEIA and the State of West Virginia in their November 2002 action described above. The Company and Merck filed a motion to dismiss the November 2002 action filed by the State of West Virginia and PEIA, and also filed a motion to dismiss the counterclaim and third-party complaint filed by the State of West Virginia and PEIA in the Company’s declaratory judgment action. On November 6, 2003, the court granted the motion to dismiss the Consumer Protection Act claims and certain other state law claims, including the claims for conspiracy and tortious interference. The court also dismissed without prejudice the various fraud claims. The court denied the motion to dismiss with respect to the claims for breach of contract, accounting and unjust enrichment. On December 2, 2003, PEIA filed an amended counterclaim and third-party complaint against Merck and the Company, seeking to reassert its fraud claims and restate certain of its other claims. The court has not yet ruled on the amended counterclaim.

On July 21, 2003, a lawsuit captioned Group Hospitalization and Medical Services v. Merck-Medco Managed Care, et al., was filed against the Company in the Superior Court of New Jersey. In this action, the Company’s former client, CareFirst Blue Cross Blue Shield, asserts claims for violation of fiduciary duty under state law; breach of contract; negligent misrepresentation; unjust enrichment; violations of certain District of Columbia laws regarding consumer protection and restraint of trade; and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims, and restitution.

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

There remain approximately five lawsuits on behalf of fewer than ten plaintiffs, to which the Company is a party, filed by retail pharmacies against pharmaceutical manufacturers, wholesalers and other major PBMs, challenging manufacturer discounting and rebating practices under various state and federal antitrust laws, including the Robinson-Patman Act. These suits, which were a part of a consolidated Multi-district Litigation, captioned In re Brand-Name Prescription Drug Antitrust Litigation, allege that the Company knowingly accepted rebates and discounts on purchases of brand-name prescription drugs in violation of the federal Robinson-Patman Act. These suits seek damages and to enjoin the Company from future violations of the Robinson-Patman Act. Merck has agreed to indemnify the Company for any monetary liabilities related to these lawsuits. However, any adverse judgment or injunction could significantly limit the Company’s ability to obtain discounts and rebates.

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

On July 31, 2003, a shareholders derivative complaint was filed in the U.S. District Court for the District of New Jersey against Merck and the Company, certain of the Company’s officers and directors, and Arthur Andersen LLP. The lawsuit is based on allegations relating to the Company’s revenue recognition practices for retail co-payments, and it further alleges that certain individual defendants breached their fiduciary duty by failing to prevent such practices from occurring and also failing to prevent the conduct at issue in the Gruer complaint and related actions, the antitrust claims pending in the Northern District of Illinois, and the qui tam actions in which the U.S. Attorney’s Office for the Eastern District of Pennsylvania has intervened, each of which is described above. The complaint seeks monetary damages from Merck and the Company in an unspecified amount, as well as injunctive and other relief. Merck and the Company have filed a motion to dismiss the complaint.

General. In connection with the Company’s separation from Merck, the Company entered into an indemnification and insurance matters agreement with Merck. To the extent that the Company is required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in the Company making indemnification payments in amounts that could be material, in addition to any damages that the Company is required to pay.

The various lawsuits described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry, including the PBM industry and its practices. This public scrutiny is characterized by extensive press coverage; ongoing attention in Congress and in state legislatures, and investigations and public statements by law enforcement officials. These factors contribute to the uncertainty regarding the possible course and outcome of the proceedings discussed above. An adverse outcome in any one of the lawsuits described above could result in material fines and damages; changes to the Company’s business practices (except in those proceedings where non-monetary issues have been settled); loss of (or litigation with) clients; and other penalties. Moreover, an adverse outcome in any one of these lawsuits could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results. The Company is vigorously defending each of the lawsuits described above, except that it has proposed to settle, or has settled, some of them as described above.

Although the range of loss for all of the unresolved matters above is not subject to reasonable estimation and it is not feasible to predict or determine the final outcome of any of the above proceedings with certainty, the Company’s management does not believe that they will result in a material adverse effect on the Company’s financial position or liquidity, either individually or in the aggregate. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by the ultimate resolutions of these matters, or changes in the Company’s assumptions or its strategies related to these proceedings. The Company believes that most of the claims made in these legal proceedings and government investigations would not likely be covered by insurance.

The Company is also involved in various claims and legal proceedings of a nature considered normal to the Company’s business, principally employment and commercial matters.

10. Transactions with Merck

The Company was a wholly-owned subsidiary of Merck from November 18, 1993 through August 19, 2003, the separation date. The first quarter 2003 selling, general and administrative expenses include $0.4 million in expense allocations related to various services that Merck provided to the Company. The following table presents a summary of the additional first quarter 2003 transactions with Merck:

($ in millions) FISCAL QUARTER ENDED	March 29, 2003
Sales to Merck for prescription benefit management and other services	$28.4
Cost of inventory purchased from Merck	$354.2
Gross rebates received from Merck	$110.6

Inventory purchased from Merck was recorded at a price that the Company believes approximated the price an unrelated third party would pay.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	Competition in the PBM industry and in the healthcare industry generally;

•	Pressure on discounts and rebates from pharmaceutical manufacturers and margins in the PBM industry;

•	The impact on our business and competitive position of our managed care agreement with Merck;

•	Our ability to obtain new clients and the possible termination of, or unfavorable modification to, contracts with key clients;

•	Possible contractual or regulatory changes affecting pricing, rebates, discounts, or other practices of pharmaceutical manufacturers;

•	Risks associated with our indebtedness and debt service obligations;

•	Risks associated with our ability to continue to develop innovative programs and services;

•	Governmental investigations and governmental and qui tam actions filed against us;

•	Liability and other claims asserted against us;

•	Risks related to bioterrorism and mail tampering;

•	Risks related to rapid changes in technology and our ability to protect our technology and enforce our intellectual property and contract rights;

•	Developments in the healthcare industry, including the impact of increases in healthcare costs, changes in drug utilization and cost patterns and the introduction of new drugs;

•	New or existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	The possibility of a material noncash charge to income if our recorded goodwill is impaired;

•	The possibility of a material noncash charge to income if our recorded intangible assets are impaired or require accelerated amortization from a change in the remaining useful life;

•	Legislative proposals that impact our industry or the way we do business; and

•	General economic and business conditions.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in the Risk Factors section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC File No. 1-31312).

Overview

We are one of the nation’s largest prescription benefit managers, and we provide sophisticated programs and services for our clients and the members of their prescription benefit plans, as well as for the physicians and pharmacies the members use. We were acquired as a wholly-owned subsidiary of Merck and Co., Inc. (“Merck”) on November 18, 1993, and were spun off as a separate publicly traded enterprise (the “separation”) on August 19, 2003. Our programs and services help our clients control the cost and enhance the quality of the prescription drug benefits they offer to their members. We accomplish this by providing prescription benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail order pharmacies. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans.

We operate in a competitive market as clients seek to control the growth in the cost of providing prescription drug benefits to their members. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name products, increases in the number of prescriptions utilized, and the introduction of new products produced by pharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention throughout the United States as they contribute significantly to the rise in the national cost of healthcare. Our business model is designed to reduce this level of drug trend.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our customers are paramount to our success; the retention of these customers and winning new customers poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies going forward. In addition, in large part because of the current political focus in the United States on the cost of prescription drugs, we are occasionally the subject of lawsuits and negative press, even though our primary mission is to curb the costs at issue.

Key Indicators Reviewed By Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail order revenue; adjusted prescription volume; generic penetration; gross margin percentage; diluted earnings per share; Earnings Before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—EBITDA” discussion further below in Item 2.

We believe these measures highlight key business trends and are important in evaluating our overall performance. These measures are also reflective of the success of our execution of strategic objectives.

Financial Performance Summary for the Quarter Ended March 27, 2004

Our net income increased by 1.6% to $104 million in the first quarter of 2004 from the same period in the prior year. Our first quarter 2004 EBITDA per adjusted prescription increased 24.8% to $1.76. While our total net revenues grew by 6.9% to approximately $9 billion, our total cost of revenues increased at the lower rate of 6.3%, which resulted in a gross margin percentage improvement to 4.7% in the first quarter of 2004 from 4.2% in the first quarter of 2003. Our gross margin improvement contributed $71 million to our income before provision for income taxes, with an offset from $16 million in increased selling, general and administrative expenses driven by $21 million in expense recorded for the state attorneys general settlement, growth in interest expense of $24 million resulting from debt incurred upon the separation from Merck and $21 million in increased intangible asset amortization expense associated with a change in useful life. Our results of operations in the first quarter of 2004 included $13 million of restructuring expense on a pre-tax basis, which is primarily recorded in cost of revenues.

Our revenue continued to increase despite a 2.5% decline in total prescription volume, or a 0.3% decline on an adjusted prescription basis whereby mail order volume is adjusted to equalize days supply differences between retail and mail order. Mail order volume increased 7%, primarily as a result of client plan design changes in support of mail order utilization, which was partially offset by the termination of a mail order client in March 2003. The increase in mail order volume partially contributed to the decline in retail prescription volume of 4.1%. The net loss of clients in 2004 and 2003 also contributed to the decline in retail prescription volume. The revenue growth was caused by overall higher prices charged by brand-name pharmaceutical manufacturers, reflecting inflation and the introduction of newer higher-cost medications as well as days supply increases. This growth was partially offset by the volume declines from lost business and steeper discounting to our clients. The discounts are primarily associated with increased utilization of generic drugs by our customers’ membership. Our percentage of prescriptions dispensed that were generics increased to 45.1% in the first quarter of 2004 compared to 43.6% in the first quarter of 2003.

This increase in generic utilization not only saves drug spending for our clients and their membership, but it also was a key contributor to our first quarter 2004 margin growth, particularly in mail order, because we were able to purchase significant quantities of generic drugs for our mail order pharmacies at greater volume discounts than brand-name drugs. Further contributing to our gross margin improvement were increased brand pharmaceutical manufacturer rebates, reflecting improved formulary management as well as the achievement of market share requirements and the impact of higher levels of rebates due to new products. The majority of these rebates are shared with our clients in the form of direct rebate pass-backs, guarantees, and steeper pricing discounts, which ultimately benefit our clients and their members through lower drug costs.

The efficiency of our operations is critical to sustaining our profitability, since we are a low-margin business with only a small percentage of our revenue flowing to net income. We have continued to yield productivity improvements from our significant historical investments in pharmacy automation, Internet and integrated voice-response technologies. The drive to further optimize our efficiency resulted in charges against our cost of product net revenues of $12 million in the first quarter of 2004 and $22 million in the first quarter of 2003 for closure-related costs from decisions to streamline our operations and maximize leverage from our automated technologies.

On April 26, 2004, we announced a settlement with a multi-state taskforce of attorneys general that had been conducting inquiries into the pharmaceutical industry and PBM practices. Our first quarter 2004 results include $21 million in expenses to provide for the expected costs associated with the settlement that had not been previously reserved. The settlement involves certain agreed upon clinical and financial business practice changes, many of which have already been implemented. None of these changes affect the tools we consider essential in effectively managing prescription drug costs. As a result of the settlement, our total selling, general and administrative expenses for the quarter increased by $16 million.

Our intangible asset amortization expense, a noncash item, increased by $21.4 million compared to the first quarter of 2003 from a change in amortization lives from 35 years to 23 years. These intangible assets reflect the value of customer relationships that arose in connection with our acquisition by Merck in 1993. Our net interest expense increased due to debt we incurred as a result of our separation from Merck in August 2003. On March 26, 2004, we completed a refinancing of our senior secured term loan facilities and during the quarter reduced the amount outstanding by $100 million. Total debt outstanding at the end of the first quarter was $1.3 billion. The refinancing resulted in a write-off of $5.5 million in previously deferred debt issuance costs, recorded in interest expense during the first quarter of 2004.

Key Financial Statement Components

Consolidated Statements Of Income

Our net revenues are derived primarily from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail order pharmacies, and are recorded net of certain rebates and guarantees payable to clients. For further details see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies” and Note 2 to our consolidated financial statements, both in our Annual Report on Form 10-K.

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

Interest and other (income) expense, net primarily includes interest expense on debt incurred as a result of our separation from Merck, partially offset by interest income generated by short-term investments in marketable securities and interest rate swap arrangements.

Balance Sheet

Our key assets include cash and short-term investments, accounts receivable, inventories, fixed assets, goodwill and intangibles. Cash reflects the positive cash flow from our operations. Accounts receivable balances primarily include amounts due from pharmaceutical manufacturers for earned rebates and other prescription services. The accounts receivable balances also represent amounts due from clients for prescriptions dispensed from retail pharmacies in our networks or from prescription drugs received by members from our mail order pharmacies, including fees due to us, net of any rebate liabilities or payments due to clients under guarantees. If the rebate liability balance is greater than the related customer’s balance, the net liability is reclassified to claims and other accounts payable. Inventories reflect the cost of prescription products held for dispensing by our mail order pharmacies and are recorded on a first-in, first-out basis. Fixed assets include investments in our corporate headquarters, mail order pharmacies, call center pharmacies, and information technology, including capitalized software development. The net goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck.

Our primary liabilities include claims and other accounts payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered, and amounts payable for mail order prescription inventory purchases. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. In conjunction with our separation from Merck, we incurred debt, the proceeds of which were paid to Merck in the form of a dividend in August 2003. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any off-balance sheet arrangements.

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

Prior to the separation, Merck managed our cash, which was reflected in our consolidated statement of cash flows in intercompany transfer from (to) Merck and in our consolidated balance sheet as “Due from Merck, net.” Subsequent to the separation, we have managed our own cash and investments. Our cash primarily includes demand deposits with banks or other financial institutions. Our short-term investments include certificates of deposit and U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.

Ongoing cash outflows are associated with expenditures to support our mail order and retail pharmacy network operations, call center pharmacies and other selling, general and administrative functions. The largest components of these expenditures include mail order inventory purchases primarily from a wholesaler, retail pharmacy payments, rebate and guarantee payments to clients, employee payroll and benefits, operating expenses, capital expenditures, interest and principal payments on our debt, and income taxes.

Client-Related Information

We began providing PBM services in the second quarter of 2000 to UnitedHealth Group under a five-year contract. Revenues from UnitedHealth Group, which is currently our largest client, amounted to approximately $1,585 million, or 18% of our net revenues, in the first quarter of 2004, and approximately $1,446 million, or 17% of our net revenues, in the first quarter of 2003. On January 12, 2004, we announced an early renewal agreement to provide PBM services, including mail order, to UnitedHealth Group effective January 1, 2004, for an initial five-year term. At UnitedHealth Group’s option, the agreement may be extended for three additional years through 2011. None of our other clients individually represented more than 10% of our net revenues in the first quarter of 2004 or 2003.

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

Results of Operations

The following table presents selected comparative results of operations and volume performance:

(In millions) FISCAL QUARTERS ENDED	MARCH 27, 2004	INCREASE (DECREASE)		MARCH 29, 2003
Net Revenues
Retail product(1)	$5,618.8	$134.6	2.5%	$5,484.2
Mail order product	3,207.2	453.5	16.5%	2,753.7

Total product(1)	8,826.0	588.1	7.1%	8,237.9
Manufacturer service revenues	44.4	(9.7)	(17.9%)	54.1
Client and other service revenues	35.5	(6.6)	(15.7%)	42.1

Total service	79.9	(16.3)	(16.9%)	96.2

Total net revenues(1)	$8,905.9	$571.8	6.9%	$8,334.1

Cost of Net Revenues
Product(1)	$8,452.6	$513.1	6.5%	$7,939.5
Service	32.6	(12.5)	(27.7%)	45.1

Total cost of net revenues(1)	$8,485.2	$500.6	6.3%	$7,984.6

Gross Margin(2)
Product	$373.4	$75.0	25.1%	$298.4
Product gross margin percentage	4.2%	0.6%		3.6
Service	$47.3	$(3.8)	(7.4%)	$51.1
Service gross margin percentage	59.2%	6.1%		53.1
Total gross margin	$420.7	$71.2	20.4%	$349.5
Gross margin percentage	4.7%	0.5%		4.2

Volume Information
Retail	108.8	(4.7)	(4.1%)	113.5
Mail order	21.3	1.4	7.0%	19.9

Total volume	130.1	(3.3)	(2.5%)	133.4

Adjusted prescriptions(3)	172.7	(0.5)	(0.3%)	173.2

Generic dispensing rates	45.1	1.5%		43.6

(1)	Includes retail co-payments of $1,795 million for 2004 and $1,677 million for 2003.

(2)	Defined as net revenues minus cost of net revenues.

(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

Net Revenues. The $135 million increase in retail net revenues in the first quarter of 2004 was attributable to net price increases of $364 million, partially offset by volume decreases of $229 million. The net price increases in the first quarter of 2004 were principally due to inflation resulting from higher prices charged by pharmaceutical manufacturers, including greater representation of new and higher-cost brand-name drugs partially offset by higher price discounts and rebates offered to clients and the overall product mix of generic drugs, which are more steeply discounted than brand-name drugs. Retail volume decreased 4.1% for the first quarter of 2004 compared with the first quarter of 2003. The 2004 retail volume reflects a

5.9% decline resulting from client terminations and lower prescription drug utilization from plan design changes in support of mail order, partially offset by a 1.8% increase resulting from volumes from new clients.

The $454 million increase in mail order net revenues in the first quarter of 2004 was attributable to net price increases of $269 million and volume increases of $185 million. The net price increases in the first quarter of 2004 were principally due to inflation resulting from higher prices charged by pharmaceutical manufacturers, including greater representation of new and higher-cost brand-name drugs, as well as days supply increases. These are partially offset by an increase in the product mix of generic drugs, which are discounted more steeply than brand-name drugs. Mail order volume increased 7.0% in the first quarter of 2004 compared with the first quarter of 2003. The 2004 mail order volume reflects a 13.5% increase resulting from the higher utilization from plan design changes in support of mail order and volumes from new clients, partially offset by a 6.5% decline resulting from client terminations, including our decision not to renew a mail order only client in early 2003. The client plan design changes drove mail order penetration on an adjusted basis from 34.5% in the first quarter of 2003 to 37.0% in the first quarter of 2004.

Generic drug usage increased by 1.5 points in the first quarter of 2004. This increase reflects the impact of client plan design changes promoting the use of lower-cost and more steeply discounted generics, our programs to further support generic utilization, and the introduction of new generic products during these periods.

Service revenues declined $16 million in the first quarter of 2004 as a result of lower manufacturer service revenues of $10 million, primarily due to the termination of various manufacturer contracts in 2003. In addition, client and other service revenues declined $6 million primarily due to lower client administrative fees which resulted from decreased fees on a per-prescription basis and lower prescription volumes.

Gross Margin. The product gross margin percentage improved 0.6 points in the first quarter of 2004, reflecting a 7.1% increase in product net revenues as discussed in the above net revenue analysis compared with a corresponding increase in cost of product net revenues of 6.5%. The lower rate of increase in the cost of product net revenues compared with product net revenues is principally due to greater utilization of lower-cost generic products and mail order as well as higher rebates earned from pharmaceutical manufacturers through improved formulary management. The increase in rebates earned in the first quarter of 2004 reflects the achievement of market share requirements in multiyear pharmaceutical manufacturer contracts that were renegotiated subsequent to the first quarter of 2003, as well as the impact of higher levels of rebates due to new products. Also contributing to these first quarter 2004 cost improvements were reduced costs of $10 million associated with management decisions in 2003 to realign pharmacy operations to retire older facilities and rebalance volume to facilities closer to our members. In the first quarter of 2004, these costs amounted to $12 million compared to costs of $22 million in the first quarter of 2003.

Rebates from pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $745 million in the first quarter of 2004 and $704 million in the first quarter of 2003, with formulary rebates representing 48.9% and 47.6% of total rebates, respectively.

The service gross margin percentage improved 6.1 points in the first quarter of 2004, reflecting a 16.9% decrease in service net revenues as discussed in the net revenue analysis above compared with a corresponding decrease in cost of service revenues of 27.7%. The higher rate of decrease in cost of service revenues reflects lower data fee expenses.

The following table presents additional selected comparative results of operations:

($ in millions) FISCAL QUARTERS ENDED	MARCH 27, 2004	INCREASE (DECREASE)		MARCH 29, 2003
Gross margin	$420.7	$71.2	20.4%	$349.5
Selling, general and administrative expenses	178.9	15.9	9.8%	163.0
Amortization of intangibles	45.0	21.4	90.7%	23.6
Interest and other (income) expense	22.0	33.7	NM *	(11.7)

Income before provision for income taxes	174.8	0.2	0.1%	174.6
Provision for income taxes	71.2	(1.4)	(1.9%)	72.6

Net income	$103.6	$1.6	1.6%	$102.0

* Not meaningful.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2004 of $179 million exceeded the first quarter of 2003 by $16 million, or 9.8%. This increase is primarily associated with $21 million in expenses recorded in the first quarter of 2004 to provide for the remainder of the expected costs for the settlement of the state attorneys general inquiry.

Amortization of Intangibles. Amortization of intangible assets was $45 million in the first quarter of 2004 and $24 million in the first quarter of 2003, increasing $21 million from a re-evaluation of the useful life of the intangible assets that arose in connection with our acquisition by Merck in 1993. In February 2004, we were notified of client decisions to transition their business to other PBMs before the end of 2004. Because these clients were in our customer base at the time of the Merck acquisition and therefore were included in the recorded intangible assets, we re-evaluated the weighted average useful life of the assets. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years, with the estimated annual intangible asset amortization expense increasing to $179.9 million in 2004 from $94.3 million in 2003.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, was $22.0 million in the first quarter of 2004 and includes $18.2 million in interest expense on the debt incurred associated with the separation in August of 2003, and a $5.5 million write-off of previously deferred debt acquisition costs as the original term loan debt was extinguished and refinanced in March 2004. The weighted average borrowing rate of the debt outstanding was approximately 5.0%. In addition, the first quarter of 2004 also includes $1.7 million of interest income from positive cash flow and the associated cash balances and the interest rate swap agreements. The interest and other (income) expense, net, was $(11.7) million in the first quarter of 2003 and includes an $11 million gain associated with the sale of a minority equity investment in a nonpublic company, as well as interest income primarily generated by short-term investments in marketable securities.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) decreased to 40.7% in the first quarter of 2004, compared with 41.6% in the first quarter of 2003. This reduction results from a post-separation study of the state apportionment rate based on existing business activities and tax strategies. It is anticipated that the study will be finalized with selected state rulings during the second quarter of 2004. Upon finalization of the study, we will adjust our deferred tax asset and liability balance sheet accounts to reflect the ultimate effective tax rate. We will record the net effect of the adjustment to our deferred tax assets and liabilities existing as of the separation from Merck in August 2003 in additional paid-in capital. None of these adjustments are expected to have a significant impact on the financial statements.

Net Income and Earnings Per Share. Net income as a percentage of net revenues was 1.2% in both the first quarter of 2004 and the first quarter of 2003, as a result of the aforementioned factors.

Basic and diluted earnings per share were $0.38 in the first quarter of 2004, equivalent to the first quarter of 2003. The weighted average and diluted weighted average shares outstanding were 270.8 million and 273.7 million for the first quarter of 2004, respectively. The weighted average and diluted weighted average shares outstanding were 270.0 for the first quarter of 2003.

Transactions with Merck

We were a wholly-owned subsidiary of Merck from November 18, 1993 through August 19, 2003, the separation date. The first quarter 2003 selling, general and administrative expenses include $0.4 million in expense allocations related to various services that Merck provided to us. The following table presents a summary of the additional first quarter 2003 transactions with Merck:

($ in millions) FISCAL QUARTER ENDED	MARCH 29, 2003
Sales to Merck for prescription benefit management and other services	$28.4
Cost of inventory purchased from Merck	$354.2
Gross rebates received from Merck	$110.6

Inventory purchased from Merck was recorded at a price that we believe approximated the price an unrelated third party would pay.

Liquidity and Capital Resources

Cash Flows

The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows:

($ in millions) FISCAL QUARTERS ENDED	MARCH 27, 2004	INCREASE/ (DECREASE)	MARCH 29, 2003
Net cash provided by operating activities	$120.5	$(396.2)	$516.7
Net cash used by investing activities	(23.6)	13.0	(36.6)
Net cash used by financing activities	(92.2)	394.6	(486.8)

Net increase (decrease) in cash and cash equivalents	$4.7	$11.4	$(6.7)
Cash and cash equivalents at beginning of period	$638.5	$624.1	$14.4

Cash and cash equivalents at end of period	$643.2	$635.5	$7.7

Operating Activities. The decrease in net cash provided by operating activities in the first quarter of 2004 of $396 million primarily reflects a $300 million decrease in cash flows from accounts receivable, net, principally resulting from the timing of collections of rebates receivable from pharmaceutical manufacturers, of which a significant amount was collected in April 2004, after the end of the first quarter. We also reflected a $164 million decrease in cash flows from changes in inventories, net, which principally resulted from the timing of inventory purchases and purchases to support the increased mail order volume. Partially offsetting these decreases are increases in cash flows of $41.6 million from changes in deferred income taxes, reflecting the impact of timing differences between accounting and tax records relative to the deductions for rebates passed back to clients as well as certain accrued expenses.

Net cash from operating activities in the first quarter of 2003 excluded various items paid to or by Merck on our behalf, such as tax payments made by Merck, and other items, which are reflected in the intercompany transfer from (to) Merck, net, in our cash flows from financing activities. Amounts so reflected for taxes paid by Merck, which represent our federal income tax provision and state income tax provision in states where Merck filed a unitary or combined return, were $73 million in the first quarter of 2003. Accordingly, our net cash from operating activities does not fully reflect what our cash flows would have been had we been a separate company during the first quarter of 2003. Subsequent to the August 19, 2003 separation date, tax payments are reflected in our net cash flows from operating activities.

Investing Activities. The decrease in net cash used by investing activities in the first quarter of 2004 of $13 million is due to the timing of capital expenditures. Purchases and proceeds from securities and other investments, which relate to investment activities of our insurance companies, were balanced in the first quarters of 2004 and 2003.

Financing Activities. The decrease in net cash used by financing activities in the first quarter of 2004 of $395 million primarily reflects a $487 million change in the intercompany receivable from Merck. The intercompany receivable from Merck resulted from Merck’s historical management of our treasury operations and cash position and was settled upon separation. This was partially offset by a $100 million paydown of outstanding debt in conjunction with the debt refinancing in 2004. We also entered into interest rate swap agreements on a portion of our fixed rate senior notes. These transactions were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing desired amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term.

For the quarter ended March 27, 2004, the weighted average interest rate on our indebtedness was 5.0%. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our credit facilities and interest rate swap agreements. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances and interest rate swap agreements outstanding as of March 27, 2004, which are subject to variable interest rates based on the London Interbank Offered Rate (“LIBOR”), would yield a $2.5 million change in annual interest expense.

Total cash and short-term investments as of March 27, 2004 were $701 million, including $643 million in cash and cash equivalents. Total cash and short-term investments as of December 27, 2003 were $698 million, including $638 million in cash and cash equivalents.

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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription:

(In millions, except for EBITDA per adjusted prescription data) FISCAL QUARTERS ENDED	MARCH 27, 2004		MARCH 29, 2003
Net income	$103.6		$102.0
Add (deduct):
Interest and other (income) expense, net	22.0	(1)	(0.7	)(2)
Provision for income taxes	71.2		72.6
Depreciation expense	62.2		46.1
Amortization expense	45.0		23.6

EBITDA	$304.0		$243.6

Adjusted prescriptions(3)	172.7		173.2

EBITDA per adjusted prescription	$1.76		$1.41

(1)	Includes $5.5 million of a one-time write-off of debt issuance costs associated with the debt refinancing.

(2)	Excludes a one-time gain of $11 million from the sale of a minority equity investment in a nonpublic company.

(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA per adjusted prescription increased by $0.35 or 25% for the first quarter of 2004 compared with the first quarter of 2003. Net income for the first quarter of 2004 exceeded the first quarter of 2003 by 1.6%. The first quarter 2004 growth rate for EBITDA per adjusted prescription exceeded the net income growth rate primarily as a result of interest expense associated with the debt incurred in conjunction with our separation from Merck, as well as additional intangible asset amortization from the revised useful life.

Contractual Obligations

As of March 27, 2004, we had contractual cash obligations for purchase commitments of $14.8 million, which relate primarily to contractual commitments to purchase pharmaceutical inventory from a manufacturer. We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting machines and other operating equipment for use in our mail order dispensing facilities and computer equipment for use in our data center.

The following table presents certain of our contractual obligations as of March 27, 2004, as well as our long-term debt obligations, including the current portion of long-term debt:

Payments Due By Period

($ in millions)	TOTAL	2004	2005- 2006	2007- 2008	THEREAFTER
Long-term debt obligations, including current portion	$1,300.0	$40.0	$160.0	$600.0	$500.0
Operating lease obligations	102.8	23.8	49.8	14.5	14.7
Purchase obligation	14.8	14.8	—	—	—

Total	$1,417.6	$78.6	$209.8	$614.5	$514.7

In addition, as of March 27, 2004, we had letters of credit outstanding of $86.1 million, of which $83.4 million were issued under our senior secured revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have floating rate debt with our credit facilities that is subject to interest rate volatility. We also have interest rate swap agreements on a portion of our fixed rate senior notes that is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances outstanding and interest rate swap agreements as of March 27, 2004, which are subject to variable interest rates based on LIBOR, would yield a $2.5 million change in annual interest expense. We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and therefore, we have no foreign exchange risk.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A description of certain legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Such description includes the following recent developments:

In connection with the previously-disclosed multi-state attorneys general investigation, on April 26, 2004, we announced that we had entered into settlements with the States of Arizona, California, Connecticut, Delaware, Florida, Illinois, Iowa, Louisiana, Maine, Maryland, Nevada, New York, North Carolina, Oregon, Texas, Vermont and Washington, and the Commonwealths of Massachusetts, Pennsylvania and Virginia. Under the settlements, we have agreed to a settlement of approximately $29.3 million in the aggregate. We have also agreed, among other things, to assume certain disclosure obligations to clients, physicians, and patients, primarily concerning therapeutic interchanges and rebates.

Separately, on April 26, 2004, we entered into a settlement of the previously-disclosed lawsuit filed by the U.S. Attorney’s Office for the Eastern District of Pennsylvania with regard to the government’s claims for injunctive, or non-monetary relief. The non-monetary relief agreed to by the U.S. Attorney’s Office is substantially similar to the non-monetary relief agreed to under the multi-state attorneys general settlement described above. In connection with this settlement, the Commonwealth of Massachusetts and the State of Nevada, both of which had previously intervened in the U.S. Attorney’s lawsuit, have released us of any claims. There have been no discussions with the U.S. Attorney’s Office with regard to a monetary settlement.

In connection with the settlements described above, there was no finding or admission of wrongdoing by us. The settlements are subject to judicial approval.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description	Method of Filing

10.10	Amended and Restated Credit Agreement, dated as of March 26, 2004, among the Registrant, JPMorgan Chase Bank, as revolving credit administrative agent and collateral agent, Citicorp North America, Inc. as term loan administrative agent, and the lenders party thereto.	Filed with this document

12	Computation of Ratios of Earnings to Fixed Charges	Filed with this document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

(b)	Reports on Form 8-K

During the fiscal quarter ended March 27, 2004, the Registrant filed or furnished four current reports on Form 8-K:

1.	On January 13, 2004, the Registrant filed a current report under Item 5 of Form 8-K (Other Events and Regulation FD Disclosure) announcing the renewal of its strategic relationship with United HealthCare Group.

2.	On February 12, 2004, the Registrant furnished a current report under Item 12 of Form 8-K (Results of Operations and Financial Condition) reporting financial results for its fiscal quarter and fiscal year ended December 27, 2003.

3.	On February 18, 2004, the Registrant filed a current report under Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits) of Form 8-K reporting that it had been notified that the BlueCross BlueShield Association had awarded its pharmacy benefit management mail service program for the Federal Employees Program to an alternate provider beginning January 1, 2005. The Registrant issued a news release with revised earnings guidance for fiscal 2004 due to the loss of such contract.

4.	On February 19, 2004, the Registrant filed a current report under Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits) of Form 8-K that included its consolidated balance sheets as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 27, 2003, the independent auditors’ report thereon and the statement regarding computation of ratios of earnings to fixed charges.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.

Date: May 5, 2004	By:	/s/ David B. Snow, Jr.
	Name: Title:	David B. Snow, Jr. Chairman, President and Chief Executive Officer

Date: May 5, 2004	By:	/s/ JoAnn A. Reed
	Name: Title:	JoAnn A. Reed Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

Number	Description

10.10	Amended and Restated Credit Agreement, dated as of March 26, 2004, among the Registrant, JPMorgan Chase Bank, as revolving credit administrative agent and collateral agent, Citicorp North America, Inc. as term loan administrative agent, and the lenders party thereto.

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002