Form 10-Q
period 2004-06-26
MEDCO HEALTH SOLUTIONS INC
filed 2004-08-03
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

As of the close of business on July 27, 2004, the registrant had 272,108,215 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

($ in millions, except for share data)

	June 26, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$594.4	$638.5
Short-term investments	57.5	59.5
Accounts receivable, net	1,743.6	1,394.0
Inventories, net	1,072.4	1,213.4
Prepaid expenses and other current assets	68.5	95.5
Deferred tax assets	332.3	359.4

Total current assets	3,868.7	3,760.3
Property and equipment, net	688.6	757.3
Goodwill, net	3,310.2	3,310.2
Intangible assets, net	2,230.5	2,320.5
Other noncurrent assets	104.7	114.7

Total assets	$10,202.7	$10,263.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$1,878.4	$1,988.2
Accrued expenses and other current liabilities	511.2	567.1
Current portion of long-term debt	80.0	50.0

Total current liabilities	2,469.6	2,605.3
Noncurrent liabilities:
Long-term debt, net	1,205.0	1,346.1
Deferred tax liabilities	1,068.4	1,177.5
Other noncurrent liabilities	67.1	54.1

Total liabilities	4,810.1	5,183.0

Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued and outstanding: 271,946,180 shares at June 26, 2004 and 270,532,667 shares at December 27, 2003	2.7	2.7
Accumulated other comprehensive income	—	—
Additional paid-in capital	4,993.2	4,913.4
Unearned compensation	(5.4)	(7.4)
Retained earnings	402.1	171.3

Total stockholders’ equity	5,392.6	5,080.0

Total liabilities and stockholders’ equity	$10,202.7	$10,263.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Product net revenues (Includes retail co-payments of $1,694 and $1,666 in the second quarters of 2004 and 2003, and $3,490 and $3,344 in the six months of 2004 and 2003)	$8,760.2	$8,317.8	$17,586.2	$16,555.7
Service revenues	76.0	86.7	155.9	182.9

Total net revenues	8,836.2	8,404.5	17,742.1	16,738.6

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,694 and $1,666 in the second quarters of 2004 and 2003, and $3,490 and $3,344 in the six months of 2004 and 2003)	8,377.6	7,985.5	16,830.3	15,925.1
Cost of service revenues	30.9	48.1	63.5	93.2

Total cost of revenues (see Note 10 for a description of transactions with Merck)	8,408.5	8,033.6	16,893.8	16,018.3
Selling, general and administrative expenses	156.8	167.7	335.7	330.7
Amortization of intangibles	45.0	23.6	90.0	47.2
Interest and other (income) expense, net	13.3	(0.4)	35.3	(12.2)

Total cost of operations	8,623.6	8,224.5	17,354.8	16,384.0

Income before provision for income taxes	212.6	180.0	387.3	354.6
Provision for income taxes	85.3	74.8	156.5	147.4

Net income	$127.3	$105.2	$230.8	$207.2

Basic earnings per share:
Weighted average shares outstanding	271.4	270.0	271.1	270.0

Earnings per share	$0.47	$0.39	$0.85	$0.77

Diluted earnings per share:
Weighted average shares outstanding	274.6	270.0	274.1	270.0

Earnings per share	$0.46	$0.39	$0.84	$0.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Shares (In Thousands)	($ in millions, except for per share data)
	Common Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balances at December 27, 2003	270,533	$2.7	$—	$4,913.4	$(7.4)	$171.3	$5,080.0

Net income	—	—	—	—	—	230.8	230.8

Total comprehensive income	—	—	—	—	—	230.8	230.8
Issuance of common stock for options exercised	1,305	—	—	37.9	—	—	37.9
Issuance of common stock under the Employee Stock Purchase Plan	108	—	—	3.1	—	—	3.1
Restricted stock unit activity	—	—	—	0.5	2.0	—	2.5
Adjustment to deferred taxes existing as of separation date	—	—	—	38.3	—	—	38.3

Balances at June 26, 2004	271,946	$2.7	$—	$4,993.2	$(5.4)	$402.1	$5,392.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($ in millions)

	Six Months Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net income	$230.8	$207.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111.8	91.9
Amortization of intangibles	90.0	47.2
Deferred income taxes	(43.7)	(19.5)
Other	19.3	18.1
Net changes in assets and liabilities:
Accounts receivable	(351.1)	27.9
Inventories	141.0	136.7
Other noncurrent assets	8.0	11.2
Current liabilities	(165.6)	(12.6)
Other noncurrent liabilities	1.8	13.3
Other	26.9	(0.2)

Net cash provided by operating activities	69.2	521.2

Cash flows from investing activities:
Capital expenditures	(43.1)	(66.7)
Purchases of securities and other investments	(31.5)	(107.7)
Proceeds from sale of securities and other investments	29.2	102.0

Net cash used by investing activities	(45.4)	(72.4)

Cash flows from financing activities:
Proceeds from long-term debt	800.0	—
Repayments on long-term debt	(900.0)	—
Debt issuance costs	(4.2)	—
Proceeds from employee stock plans	36.3	—
Intercompany transfer to Merck, net	—	(456.6)

Net cash used by financing activities	(67.9)	(456.6)

Net decrease in cash and cash equivalents	$(44.1)	$(7.8)
Cash and cash equivalents at beginning of period	$638.5	$14.4

Cash and cash equivalents at end of period	$594.4	$6.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 27, 2003 included in the Company’s Annual Report on Form 10-K. The Company’s June fiscal quarters ended on the last Saturday of June and consisted of 13 weeks for both 2004 and 2003.

2.	ACCOUNTS RECEIVABLE, NET

Accounts receivable includes billed and estimated unbilled receivables from manufacturers and clients. In addition, rebates payable to clients are estimated and accrued as a reduction in accounts receivable, net, based upon the prescription drugs dispensed by the pharmacies in the Company’s retail networks, or dispensed by the Company’s mail order pharmacies. Unbilled receivables from manufacturers are generally billed beginning 30 days from the end of each quarter. Unbilled receivables from clients are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. Thus, at the end of any given reporting period, unbilled receivables from clients will represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. As of June 26, 2004 and December 27, 2003, accounts receivable included unbilled receivables from clients and manufacturers of $1,434.3 million and $1,279.1 million, respectively. Accounts receivable are presented net of allowance for doubtful accounts of $5.6 million and $6.4 million at June 26, 2004 and December 27, 2003, respectively. When rebates payable to clients exceed the accounts receivable from clients, the net liability is reclassified to claims and other accounts payable.

3.	STOCK-BASED COMPENSATION

Prior to the separation from Merck & Co., Inc. (“Merck”) on August 19, 2003 (the “separation”), the Company’s employees had participated in Merck stock option plans under which employees were granted options to purchase shares of Merck common stock at the fair market value on the date of grant. These options generally were exercisable in three to five years and expired within five to 15 years from the date of grant. Certain Merck stock options granted in 2002 and 2003 converted to Medco options upon the separation (the “Converted Options”). The rate of conversion was determined based on a formula that preserved the economic position of the option holder immediately before and after the separation. Subsequent to the separation, the Company granted Medco options to employees to purchase shares of Medco common stock at the fair market value on the date of grant.

The Company accounts for employee options to purchase stock, and for employee participation in the Medco Health Solutions, Inc., 2003 Employee Stock Purchase Plan (“2003 ESPP”) and the Medco Health Solutions, Inc., 2001 Employee Stock Purchase Plan (“2001 ESPP”), under the intrinsic value method of expense recognition in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option on the date of grant. Employee stock options are granted to purchase shares of stock at the fair market value on the date of grant. Accordingly, compensation expense is not recognized in the Company’s unaudited interim condensed consolidated statements of income for the Medco options, Merck options, 2003 ESPP or the 2001 ESPP.

If the fair value method of accounting for the Medco options, Merck options, 2003 ESPP and the 2001 ESPP had been applied, net income in the periods during 2004 and 2003 would have been reduced. The fair value method requires recognition of compensation expense ratably over the vesting period. Prior to December 28, 2003, pro forma compensation expense for the Company’s stock options had been calculated using the Black-Scholes model based on a single-option valuation approach using the straight-line method of amortization. In January 2004, the Company revised the assumptions utilized by the Black-Scholes model in determining pro forma compensation, based on current option exercise data, such that the expense is determined using separate expected term assumptions for each vesting tranche with the expense attributed under the method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). As a result, beginning in January 2004, the Company has calculated pro forma compensation expense for any stock options granted since that time using the FIN 28 methodology. This change in methodology resulted in a $2.9 million, net of tax, and $3.8 million, net of tax, increase in the pro forma compensation expense over the amount calculated had the single option value straight-line method of amortization been used for the quarter and six months ended June 26, 2004, respectively.

The pro forma effect on net income and earnings per share if the Company had applied the fair value method for recognizing employee stock-based compensation to the Medco options, Merck options, 2003 ESPP and 2001 ESPP is as follows ($ in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income, as reported (1)	$127.3	$105.2	$230.8	$207.2
Medco stock-based compensation expense, net of tax (2)	(23.7)	—	(44.1)	—

Pro forma net income including Medco stock-based compensation expense	103.6	105.2	186.7	207.2
Merck stock-based compensation expense, net of tax (3)	—	(15.7)	—	(31.0)

Pro forma net income including all stock-based compensation expense	$103.6	$89.5	$186.7	$176.2

Basic earnings per common share:
As reported	$0.47	$0.39	$0.85	$0.77
Pro forma	$0.38	$0.33	$0.69	$0.65
Diluted earnings per common share:
As reported	$0.46	$0.39	$0.84	$0.77
Pro forma	$0.38	$0.33	$0.68	$0.65

Notes

(1)	Subsequent to the separation in August 2003, the Company granted 474,300 restricted stock units to key employees and directors. The restricted stock units generally vest over two or three years. Additionally, in April 2004, the Company granted 14,000 restricted stock units to directors which vest over one year and amounted to $0.5 million recorded within stockholders’ equity. The Company recorded unearned compensation within stockholders’ equity at an amount equivalent to the market value on the date of grant, and is amortizing such amount to compensation expense over the vesting period. Net income, as reported, includes stock-based compensation expense for the quarter and six months ended June 26, 2004 of $0.8 million ($1.3 million pre-tax) and $1.4 million ($2.4 million pre-tax), respectively, related to the restricted stock units. At June 26, 2004, the net unearned compensation recorded within stockholders’ equity is $5.4 million.

(2)

For the quarter ended June 26, 2004, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $15.2 million for the Medco options, $8.3 million for the Converted Options, as well as $0.2 million for the 2003 ESPP. For the six months ended June 26, 2004, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $27.2 million for the Medco options, $16.5 million for the Converted

Options, as well as $0.4 million for the 2003 ESPP. Prior to the separation, the Converted Options were valued with option assumptions applicable to Merck and upon separation were re-valued using the SFAS 123 fair value method assumptions applicable to Medco. The resulting increase in the fair values of the Converted Options is recognized ratably over the remaining vesting period of the option grant.

(3)	The Company is reflecting the Merck stock-based compensation for its employees in the pro forma net income for the periods the Company was wholly-owned by Merck. Upon separation from Merck, the Company’s employees had no remaining service requirements to Merck and the Merck stock options became fully vested. Therefore, there has been no impact on the Company’s post-separation pro forma earnings nor will there be any impact on future pro forma earnings relating to the Merck options.

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price on the grant date and weighted average assumptions specific to the underlying option. The Medco volatility assumption is based on the volatility of the largest competitors within the pharmacy benefit manager (“PBM”) industry because of Medco’s short history as a publicly traded enterprise. The historical Merck assumptions relate to Merck stock and were therefore based on Merck’s valuation assumptions. The assumptions utilized for option grants during the periods presented are as follows:

	Quarters Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Medco stock options Black-Scholes assumptions (weighted average):
Dividend yield	0%	N/A	0%	N/A
Risk-free interest rate	3.2%	N/A	3.1%	N/A
Volatility	45.0%	N/A	45.0%	N/A
Expected life (years)	4.3	N/A	5.6	N/A
Merck stock options Black-Scholes assumptions (weighted average):
Dividend yield	N/A	2.5%	N/A	2.6%
Risk-free interest rate	N/A	2.0%	N/A	2.4%
Volatility	N/A	31.4%	N/A	31.0%
Expected life (years)	N/A	4.0	N/A	5.1

4.	EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation for all periods presented (amounts in millions):

	Quarters Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Weighted average shares outstanding	271.4	270.0	271.1	270.0
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	3.2	—	3.0	—

Weighted average shares outstanding assuming dilution	274.6	270.0	274.1	270.0

For the quarter and six months ended June 26, 2004, there were outstanding options to purchase 0.8 million shares and 1.4 million shares, respectively, of Medco stock where the exercise price of the options exceeded the average stock price, which is calculated as the average of the NYSE price for each trading day in the fiscal period. Accordingly, these options are excluded from the diluted EPS calculation.

5.	INTANGIBLE ASSETS

Intangible assets, principally comprised of the recorded value of Medco’s customer relationships at the time of Merck’s acquisition of the Company in 1993, are as follows ($ in millions):

	June 26, 2004	December 27, 2003
Cost	$3,172.2	$3,172.2
Less accumulated amortization	(941.7)	(851.7)

Intangible assets, net	$2,230.5	$2,320.5

During 2003, intangible assets associated with the acquisition of the Company by Merck in 1993 were amortized on a straight-line basis over a weighted average useful life of 35 years. Effective December 28, 2003, the Company revised the weighted average useful life to 23 years, which resulted in an annual amortization expense increase of $85.6 million, or $21.4 million per quarter. Aggregate intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be $180 million.

6.	REFINANCING AND INTEREST RATE SWAP AGREEMENTS

On March 26, 2004, the Company completed a refinancing of its senior secured term loan facilities which resulted in an extinguishment of the pre-existing $900 million term loan facility and the establishment of a new $800 million facility. The refinancing resulted in a one-time charge in the first quarter of 2004 to write-off $5.5 million for deferred debt issuance costs associated with the original term loans.

The Company also entered into five interest rate swap agreements in February and March of 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013 consistent with the senior notes. The fair value of the derivatives outstanding was a net payable of $11.2 million as of June 26, 2004 and is recorded in other noncurrent liabilities, with an offsetting amount recorded in long-term debt, net. This is the amount that the Company would have had to pay to third parties if the derivative contracts had been settled. Under the terms of the swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month London Interbank Offered Rate (“LIBOR”) plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest and other (income) expense, net. Interest expense was reduced by $1.5 million and $2.0 million for the quarter and six months ended June 26, 2004, respectively, as a result of the swap agreements.

The weighted average LIBOR rate associated with the swap agreements was 1.16% for both the quarter and six months ended June 26, 2004.

7.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company and its subsidiaries have various plans covering substantially all of their employees. The Company uses its fiscal year-end date as the measurement date for the majority of its plans. The net cost for the Company’s pension plans, principally the Medco Health Solutions Cash Balance Retirement Plan, consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Service cost	$3.9	$3.9	$7.8	$7.8
Interest cost	1.5	1.3	3.0	2.6
Expected return on plan assets	(1.9)	(1.7)	(3.8)	(3.4)
Net amortization of unrecognized amounts	0.2	0.5	0.4	1.0

Net pension cost	$3.7	$4.0	$7.4	$8.0

The Company maintains an unfunded postretirement healthcare benefit plan for its employees. The net cost of these postretirement benefits, other than pensions, consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Service cost	$0.5	$4.2	$1.0	$8.4
Interest cost	0.5	1.8	1.0	3.6
Amortization of prior service costs	(1.1)	0.6	(2.2)	1.2
Net amortization of actuarial losses	0.6	0.5	1.2	1.0

Net postretirement benefit cost	$0.5	$7.1	$1.0	$14.2

In the fourth quarter of 2003, the Company amended the postretirement health benefit plan. The amendment included changes to age and service requirements, introduction of limitations on company subsidies to be based on 2004 costs, and reduced subsidies for spouses and dependents.

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 27, 2003, and for the quarter ended March 27, 2004, that it expects to contribute $9.0 million to its pension plan in 2004. As of June 26, 2004, no contributions have been made. The Company is presently evaluating various funding strategies and anticipates contributing an amount of at least $9.0 million to satisfy minimum funding requirements in 2004.

8.	RESTRUCTURING COSTS

The Company made decisions in 2003 to streamline its dispensing pharmacy and call center pharmacy operations, including the closure of some sites and the re-balancing of other facilities, and also to reduce resources in some of its corporate functions. These decisions resulted in additional period expense in the unaudited interim condensed consolidated statements of income amounting to $6.2 million and $19.2 million in the second quarter and six months of 2004, respectively, primarily recorded in cost of product net revenues and comprised mainly of non-cash expenses representing a reduction in estimated depreciable asset useful lives to complete the depreciation by the date of the facility closure. The following table provides a summary of accrued severance activity during the six months of 2004 ($ in millions):

Accrued Severance
As of December 27, 2003	$27.9
Payments	(10.6)
Adjustments	(2.7)

As of June 26, 2004	$14.6

9.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company regularly enters into purchase commitments covering inventory requirements of its mail order pharmacies for periods of generally up to one year. These commitments generally reflect the minimum purchase requirements of these pharmaceutical manufacturers and distributors. As of June 26, 2004, contractual obligations for these purchase commitments totaled $11.5 million.

Government Proceedings and Requests for Information. On September 29, 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of the federal False Claims Act and asserting other legal claims. The complaint alleges, among other things, that the Company canceled and later re-entered prescriptions in order to avoid violating contractual guarantees regarding prescription dispensing turnaround times in its mail order pharmacies; dispensed fewer pills than reported to the patient and charged clients based on the reported number of units dispensed; favored the products of certain manufacturers, including Merck, over less expensive products; and engaged in improper pharmacy practices. On December 9, 2003, the U.S. Attorney’s Office filed an amended complaint that adds two former employees of the Company as defendants and, among other additional legal claims, asserts a claim against the Company under the Public Contracts Anti-Kickback Act for allegedly making improper payments to health plans to induce such plans to select the Company as a PBM for government contracts. The Commonwealth of Massachusetts and the State of Nevada intervened in the action.

The U.S. Attorney’s Office’s filing of the complaint and the amended complaint followed its June 23, 2003 filing of a notice of intervention with respect to two pending qui tam, or whistleblower, complaints originally filed in February 2000 under the federal False Claims Act and similar state laws. The qui tam actions are currently pending. In one of the actions, Merck is named as a defendant.

On December 19, 2003, the Company filed a motion to dismiss the U.S. Attorney’s Office’s complaint and the two qui tam actions discussed above. The court has not yet ruled on the motion.

On April 26, 2004, the Company entered into a settlement of the U.S. Attorney’s lawsuit with regard to the government’s claims for injunctive, or non-monetary, relief. Under the settlement, the Company has agreed, among other things, to assume certain disclosure obligations to clients, physicians and patients, primarily concerning therapeutic interchanges and rebates. In connection with this settlement, the Commonwealth of Massachusetts and the State of Nevada, both of which had previously intervened in the U.S. Attorney’s lawsuit, have released us of any claims. There have been no negotiations with the U.S. Attorney’s Office with regard to a monetary settlement. In its lawsuit, the U.S. Attorney’s Office seeks, among other things, to impose monetary damages and fines that could have a material adverse impact on the Company’s results of operations and financial condition.

The Company continues to believe that its business practices comply in all material respects with applicable laws and regulations and it will continue to vigorously defend itself in these actions.

On June 1, 2004, the Company received notification from the U.S. Attorney’s Office for the Eastern District of Pennsylvania that the U.S. District Court for the Eastern District of Pennsylvania had granted a motion filed at the Company’s request allowing the Company to publicly disclose the existence of a separate qui tam action in which the Company is named as one of various defendants (the “Complaint”).

The Complaint remains under seal. The Company has not seen the Complaint and does not know the identity of the relator or the other defendants or the time period at issue. The government has not requested any information or action from the Company with respect to the Complaint. The Company does not know when the government will decide whether to intervene in support of any or all of the allegations.

According to the U.S. Attorney’s Office, the Complaint, which was filed under seal on September 26, 2003, contains the following primary allegations. The relator alleges that the Company conspired to defraud the Medicare and Medicaid programs in violation of the False Claims Act, 31 U.S.C. §§ 3733, et seq., as well as various state laws relating to false claims. Specifically, the relator alleges that the Company, and other defendants, caused false claims to be presented to federal Medicaid and Public Health Services entities by falsely reclassifying rebates and discounts on certain prescription drugs as “data” or “service fees,” or “educational grants.”

The relator further alleges that, under the Medicaid Rebate Program, drug manufacturers are required to pay quarterly rebates to the forty-eight states that participate in such program. According to the relator, such quarterly rebates are based in part on the “best price” available for a manufacturer’s covered outpatient drugs. The relator alleges that the Company, and other defendants, inflated manufacturers’ “best prices” and undervalued the quarterly rebates paid to Medicaid states by failing to include all “cash discounts, free goods that are contingent on any purchase requirement, volume discounts, and rebates” offered by the manufacturer during a given rebate period.

The relator alleges that the Company and other defendants offered and paid kickbacks to third parties to induce the placement on formularies and promotion of certain drugs. The letter from the U.S. Attorney’s Office does not identify the alleged kickbacks, recipients and/or drugs.

No further information with regard to the Complaint has been made available to the Company. The U.S. Attorney’s Office has not indicated whether it intends to intervene in the matter, and has not as yet requested any information from the Company with regard to the Complaint. Accordingly, the Company is not in a position to evaluate the Complaint or speculate on the timing of any related proceedings in the matter.

The Company believes that its business practices are in compliance in all material respects with applicable laws and regulations and intends to defend the action vigorously.

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

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (STRS), a former client, filed a complaint against Merck and the Company in the Ohio Court of Common Pleas. STRS alleges, among other things, that the Company overcharged STRS on mail order dispensing fees; charged more for generic drugs filled through mail order than retail pharmacies charge for the same drugs; canceled and re-entered prescription orders in order to meet contractual performance guarantees regarding turnaround times; undercounted pills; and engaged in other unlawful pharmacy practices. Many of the allegations appear to be taken directly from the complaint filed by the U.S. Attorney’s Office first discussed above. STRS asserts claims against the Company for breach of contract, against Merck for tortious interference with contract, and against both Merck and the Company for breach of fiduciary duties, violation of state consumer protection and deceptive trade practices laws, unjust enrichment, and fraud. In July 2004, the court denied Merck and the Company’s motions to dismiss the complaint.

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

In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis to avoid the significant cost and distraction of protracted litigation. Merck, the Company, and the plaintiffs in five of these six cases filed a proposed class action settlement with the court. On May 25, 2004, the court granted final approval to the settlement, ruling, among other things, that the settlement was fair, reasonable, and adequate to members of the settlement class. On June 28, 2004, the court entered a Final Judgment dismissing the class actions with prejudice. Under the settlement, Merck and the Company have agreed to pay $42.5 million, and the Company has agreed to change or to continue certain specified business practices for a period of five years. In September 2003, the Company paid $38.3 million to an escrow account, representing the Company’s portion, or 90%, of the proposed settlement. If the settlement becomes final, it would resolve litigation by pharmaceutical benefit plans against Merck and the Company based on ERISA and similar claims, except with respect to those plans that affirmatively opt out of the settlement. The plaintiff in the sixth case discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al. has elected to opt out of the settlement. The release of claims under the settlement applies to plans for which the Company has administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval. It does not involve the release of any potential antitrust claims. The settlement becomes final only after all appeals have been exhausted. Thus far, two notices of appeal have been filed.

Similar ERISA-based complaints against the Company and Merck were filed in eight additional actions by ERISA plan participants, purportedly on behalf of their plans, and, in some of the actions, similarly situated self-funded plans. The complaints in these actions relied on many of the same allegations as the Gruer series of lawsuits discussed above. The ERISA plans themselves, which were not parties to these lawsuits, have elected to participate in the settlement discussed above. Under the Final Judgment discussed above, the court dismissed seven of these actions. On May 21, 2004, however, the court granted the plaintiff in the other action, Betty Jo Jones v. Merck-Medco Managed Care, L.L.C., et al. permission to file a second amended complaint. In her Second Amended Complaint, the plaintiff in the Jones action seeks to represent a class of all participants and beneficiaries of ERISA plans that required such participants to pay a percentage co-payment on prescription drugs. The effect of the release under the settlement discussed above on the Jones action has not yet been litigated. In addition, a proposed class action complaint against Merck and the Company has been filed by trustees of another benefit plan, the United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust, in the U.S. District Court for the Northern District of California. This plan has elected to opt out of the settlement. The United Food action has been transferred and consolidated in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation.

On April 2, 2003, a lawsuit captioned Peabody Energy Corporation v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Missouri. The complaint, filed by one of the Company’s former clients, relies on allegations similar to those in the ERISA cases discussed above, in addition to allegations relating specifically to Peabody, which has elected to opt out of the settlement described above. The complaint asserts that the Company breached fiduciary duties under ERISA, violated a New Jersey consumer protection law, improperly induced the client into contracting with the Company, and breached the resulting agreement. The plaintiff seeks compensatory, punitive and treble damages, as well as rescission and restitution of revenues that were allegedly improperly received by the Company. On October 28, 2003, the Judicial Panel on Multidistrict Litigation transferred this action to the U.S. District Court for the Southern District of New York to be consolidated with the ERISA cases pending against the Company in that court.

On December 23, 2003, Peabody filed a similar action against Merck in the U.S. District Court for the Eastern District of Missouri. The complaint relies on allegations similar to those in the ERISA cases discussed above and in the case filed by Peabody against the Company. The complaint asserts claims that Merck violated federal and state racketeering laws, tortiously interfered with Peabody’s contract with the Company, and was unjustly enriched. The plaintiff seeks, among other things, compensatory damages of approximately $35 million, treble damages, and restitution of revenues that were allegedly improperly received by Merck. On April 19, 2004, the Judicial Panel on Multidistrict

Litigation conditionally transferred this action to the U.S. District Court for the Southern District of New York to be consolidated with the ERISA cases pending against Merck and the Company in that court.

On March 17, 2003, a lawsuit captioned American Federation of State, County and Municipal Employees v. AdvancePCS et al. based on allegations similar to those in the ERISA cases discussed above, was filed against the Company and other major PBMs in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The plaintiff, which purports to sue on behalf of itself, California non-ERISA health plans, and all individual participants in such plans, seeks injunctive relief and disgorgement of revenues that were allegedly improperly received by the Company.

On June 11, 2002, a lawsuit captioned Miles v. Merck-Medco Managed Care, L.L.C., based on allegations similar to those in the ERISA cases discussed above, was filed against Merck and the Company in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The plaintiff, who purports to sue on behalf of the general public of California, seeks injunctive relief and disgorgement of the revenues that were allegedly improperly received by Merck and the Company. The Miles case was removed to the U.S. District Court for the Southern District of California and, pursuant to the Multidistrict Litigation order discussed above, was later transferred to the U.S. District Court for the Southern District of New York and consolidated with the ERISA cases pending against Merck and the Company in that court.

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

On July 21, 2003, a lawsuit captioned Group Hospitalization and Medical Services v. Merck-Medco Managed Care, L.L.C., et al. was filed against the Company in the Superior Court of New Jersey. In this action, the Company’s former client, CareFirst Blue Cross Blue Shield, asserts claims for violation of fiduciary duty under state law; breach of contract; negligent misrepresentation; unjust enrichment; violations of certain District of Columbia laws regarding consumer protection and restraint of trade; and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims, and restitution.

The Company does not believe that it is a fiduciary, and believes that its business practices comply with all applicable laws and regulations. The Company has denied all allegations of wrongdoing and is vigorously defending all of the lawsuits described above, although the Company has proposed to settle some of them as described above. Many of these lawsuits seek damages in unspecified amounts, which could be material, and some seek treble or punitive damages or restitution of profits, any of which could be material in amount.

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

On October 1, 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Northern District of Alabama against Merck and the Company. The plaintiffs seek to represent a national class of independent retail pharmacies that have contracted with the Company. In February 2004, Merck and the Company filed motions to dismiss the plaintiffs’ amended complaint. However, prior to ruling on the motions, the court granted the plaintiffs permission to file a second amended complaint, which the plaintiffs filed on July 23, 2004. In their Second Amended and Consolidated Class Action Complaint, the plaintiffs allege that Merck and the Company have engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed, and have conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through such concerted action, Merck and the Company have engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief.

On January 20, 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that have contracted with the Company and that have indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company has failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck have failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the Amended Complaint filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed above. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company have been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits, and injunctive relief. In April 2004, Merck and the Company filed motions to dismiss the complaint. The court has not yet ruled on the motion.

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

Securities Litigation. The Company and Merck are named as defendants in a number of purported class action lawsuits, all relating to the Company’s revenue recognition practices for retail co-payments paid by members of plans for which the Company provides PBM services. The class action lawsuits were consolidated and amended to assert claims against Merck and the Company and certain of the Company’s officers and directors relating to the Company’s revenue recognition practices for retail co-payments, rebates received by the Company, and the Company’s independent status. On July 6, 2004, the court granted the defendants’ motion to dismiss the consolidated and amended class action complaint and dismissed the case with prejudice.

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

The various lawsuits described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry, including the PBM industry and its practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in Congress and in state legislatures, and investigations and public statements by government officials. These factors contribute to the uncertainty regarding the possible course and outcome of the proceedings discussed above. An adverse outcome in any one of the lawsuits described above could result in material fines and damages; changes to the Company’s business practices (except in those proceedings where non-monetary issues have been settled); loss of (or litigation with) clients; and other penalties. Moreover, an adverse outcome in any one of these lawsuits could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results. The Company is vigorously defending each of the lawsuits described above, except that it has proposed to settle, or has settled, some of them as described above.

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

The Company was a wholly-owned subsidiary of Merck from November 18, 1993 through August 19, 2003, the separation date. For the six months ended June 28, 2003, selling, general and administrative expenses included $0.4 million in expense allocations related to various services that Merck provided to the Company during the first quarter of 2003. By the second quarter of 2003, the Company had assumed responsibility for those services and their related expenses and therefore, no allocated costs are included in selling, general and administrative expenses in the quarter ended

June 28, 2003. The following table presents a summary of the additional transactions with Merck for the second quarter and six months of 2003 ($ in millions):

	Quarter Ended June 28, 2003	Six Months Ended June 28, 2003
Sales to Merck for PBM and other services	$30.9	$59.3
Cost of inventory purchased from Merck	$353.2	$707.4
Gross rebates received from Merck	$116.3	$226.9

Inventory purchased from Merck was recorded at a price that the Company believes approximated the price an unrelated third party would pay.

For further information relating to agreements with Merck and the associated risks, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

11.	INCOME TAXES

During the second quarter of 2004, the Company completed a study of its state tax position for the apportionment of its income, based on its business activities and tax strategies existing as of the date of separation from Merck as a stand-alone tax payer. The study included formalization during the quarter of its state income tax position through rulings from and discussions with taxing authorities in key selected states. As a result of the outcome of the study, the Company has determined that its income taxes as a stand-alone tax payer should be provided at a lower effective rate than the rate it used as a member of the Merck consolidated group.

For all periods presented, the Company’s balance sheet reflects a net deferred tax liability, which arises from its deferred tax liabilities, principally on its intangible assets being only partially offset by its deferred tax assets, principally on client rebates payable and other accruals. Accordingly, a reduction in the Company’s effective tax rate results in a benefit from the reduction of that net deferred tax liability. This net deferred tax liability was originally recorded on the Company’s financial statements through an intercompany transaction with Merck that became part of the Company’s additional paid-in capital.

The Company now expects to settle its net deferred tax liability as a stand-alone tax payer at an effective rate lower than it expected to settle as a member of the Merck consolidated group. As a result, the Company has reduced its net deferred tax liability existing as of the separation date, and recorded the benefit as a $38.3 million credit to additional paid-in capital. The Company also adjusted its net deferred tax liability in the second quarter of 2004 for temporary differences arising since the separation through income tax expense, the impact of which was not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	Competition in the pharmacy benefit manager (“PBM”) industry and in the healthcare industry generally;

•	Pressure on discounts and rebates from pharmaceutical manufacturers and margins in the PBM industry;

•	The impact on our business and competitive position of our managed care agreement with Merck & Co., Inc.;

•	Our ability to obtain new clients and the possible termination of, or unfavorable modification to, contracts with existing key clients;

•	Possible contractual or regulatory changes affecting pricing, rebates, discounts or other practices of pharmaceutical manufacturers;

•	Risks associated with our indebtedness and debt service obligations;

•	Risks associated with our ability to continue to develop innovative programs and services;

•	Governmental investigations and governmental and qui tam actions filed against us;

•	Liability and other claims asserted against us;

•	Risks related to bioterrorism and mail tampering;

•	Risks related to rapid changes in technology and our ability to protect our technology and enforce our intellectual property and contract rights;

•	Developments in the healthcare industry, including the impact of increases in healthcare costs, changes in drug utilization and cost patterns and the introduction of new drugs;

•	New or existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	The possibility of a material non-cash charge to income if our recorded goodwill is impaired;

•	The possibility of a material non-cash charge to income if our recorded intangible assets are impaired or require accelerated amortization from a change in the remaining useful life;

•	Legislative proposals that impact our industry or the way we do business; and

•	General economic and business conditions.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in the Risk Factors section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC File No. 1-31312).

Overview

We are one of the nation’s largest pharmacy benefit managers, and we provide sophisticated programs and services for our clients and the members of their pharmacy benefit plans, as well as for the physicians and pharmacies the members use. Our programs and services help our clients control the cost and enhance the quality of the prescription drug benefits they offer to their members. We accomplish this by providing pharmacy benefit management services through our national networks of retail pharmacies and our own mail order pharmacies. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans.

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

We were acquired as a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”) on November 18, 1993, and were spun off as a separate publicly traded enterprise (the “separation”) on August 19, 2003.

Key Indicators Reviewed By Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail order revenue; adjusted prescription volume; generic penetration; gross margin percentage; diluted earnings per share; Earnings Before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—Liquidity and Capital Resources—EBITDA” further below in Item 2.

We believe these measures highlight key business trends and are important in evaluating our overall performance. These measures are also reflective of the success of our execution of strategic objectives.

Financial Performance Summary for the Quarters and Six Months Ended June 26, 2004 and June 28, 2003

Our net income increased by 21.0% to $127 million in the second quarter of 2004 and by 11.4% to $231 million in the six months of 2004 from the same periods in the prior year. Our 2004 EBITDA per adjusted prescription increased 28.6% to $1.89 in the second quarter and 27.1% to $1.83 in the six months of 2004, largely the result of higher mail order penetration and increased generic dispensing rates.

Our net revenues increased by 5.1% for the second quarter and 6.0% for the six months, to $9 billion and $18 billion, respectively. Mail order volumes increased 15.2% for the second quarter and 10.8% for the six months, primarily as a result of client plan design changes encouraging the use of mail order. This increase in mail order volume and the impact of client terminations contributed to the declines in retail prescription volume of 7.9% for the second quarter and 6.0% for the six months.

Our percentage of prescriptions dispensed that were generics increased to 45.5% in the second quarter and 45.2% in the six months of 2004 compared to 43.4% in the second quarter and 43.5% in the six months of 2003. Brand pharmaceutical manufacturer rebates increased for the quarter and six months, reflecting improved formulary management and rebates on new brand-name products. The increased generic dispensing rates and improved formulary management reduce the net prices we charge to our customers in the form of steeper pricing discounts and direct rebate pass-backs and guarantees, while also contributing to our profitability.

As a result of these factors, while our total net revenues grew by 5.1% for the second quarter and by 6.0% for the six months of 2004, our total cost of revenues increased at lower rates of 4.7% and 5.5%, respectively. This resulted in a gross margin percentage improvement to 4.8% in the second quarter of 2004 from 4.4% in the second quarter of 2003, and to 4.8% in the six months of 2004 from 4.3% in the six months of 2003. Our gross margin improvement contributed $57 million to our pre-tax earnings growth for the second quarter and $128 million for the six months of 2004.

Selling, general and administrative expenses for the second quarter of 2004 decreased $11 million compared to the second quarter of 2003, reflecting the favorable closure of an operating tax exposure, while interest and other (income)

expense increased $14 million resulting from debt incurred upon the separation from Merck. Intangible asset amortization expense increased $21 million from a change in the weighted average useful life from 35 years that was used in 2003 to 23 years used in 2004.

Selling, general and administrative expenses for the six months of 2004 increased $5 million compared to 2003, driven by $21 million recorded in the first quarter of 2004 for the April 2004 settlement with various state Attorneys General, partially offset by the aforementioned operating tax item recorded in the second quarter of 2004. Interest and other (income) expense increased $48 million, resulting from debt incurred upon the separation from Merck and an $(11) million one-time gain recorded in the first quarter of 2003 from the sale of a minority equity investment in nonpublic company. Intangible amortization expense increased $43 million in the six months of 2004 from the change in useful life noted above.

Key Financial Statement Components

Consolidated Statements Of Income

Our net revenues are comprised primarily of product net revenues and are derived from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail order pharmacies, and are recorded net of certain rebates and guarantees payable to clients. For further details see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies” and Note 2 to our consolidated financial statements, both in our Annual Report on Form 10-K.

Cost of revenues are comprised primarily of cost of product net revenues and are derived from the dispensing of prescription drugs. Cost of product net revenues for prescriptions dispensed through our network of retail pharmacies includes the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks. Our cost of product net revenues relating to drugs dispensed by our mail order pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated depreciation. The operating costs of our call center pharmacies are also included in cost of product net revenues. In addition, cost of product net revenues includes a credit for rebates earned from brand pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels.

Selling, general and administrative expenses reflect the costs of operations dedicated to generating new sales, maintaining existing customer relationships, managing clinical programs, enhancing technology capabilities, directing pharmacy operations and other staff activities.

Interest and other (income) expense, net primarily includes interest expense, net of interest rate swap agreements, on debt incurred as a result of our separation from Merck, partially offset by interest income generated by short-term investments in marketable securities.

Balance Sheet

Our key assets include cash and short-term investments, accounts receivable, inventories, fixed assets, goodwill and intangibles. Cash reflects the positive cash flow from our operations. Accounts receivable balances primarily include amounts due from pharmaceutical manufacturers for earned rebates and other prescription services. The accounts receivable balances also represent amounts due from clients for prescriptions dispensed from retail pharmacies in our networks or from prescription drugs received by members from our mail order pharmacies, including fees due to us, net of any rebate liabilities or payments due to clients under guarantees. If the rebate liability balance is greater than the customer accounts receivable balance, the net liability is reclassified to claims and other accounts payable. Inventories reflect the cost of prescription products held for dispensing by our mail order pharmacies and are recorded on a first-in, first-out basis. Fixed assets include investments in our corporate headquarters, account service offices, mail order pharmacies, call center pharmacies, and information technology, including capitalized software development. The net goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck.

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

Cash Flows

An important element of our operating cash flow is the timing of billing cycles, which are two-week periods of accumulated prescription administration billings for retail and mail order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. Thus, at the end of any given reporting period, unbilled receivables will represent up to two weeks of dispensing activity to clients and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. We pay for prescription drug inventory in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts. Effective mail order inventory management further generates positive cash flows. Pharmaceutical manufacturers’ rebates are recorded as earned on a monthly basis, with actual bills generally rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the pharmaceutical manufacturers.

Prior to the separation, Merck managed our cash, which was reflected in our consolidated statement of cash flows in intercompany transfer from (to) Merck and in our consolidated balance sheet as “Due from Merck, net.” Subsequent to the separation, we manage our own cash and investments. Our cash primarily includes demand deposits with banks or other financial institutions. Our short-term investments include certificates of deposit and U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.

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

Client-Related Information

Revenues from UnitedHealth Group, which is currently our largest client, amounted to approximately $1,600 million and $3,200 million, or 18% of our net revenues, in the second quarter and six months of 2004, respectively, and approximately $1,500 million and $2,900 million, or 18% of our net revenues, in the second quarter and six months of 2003, respectively. On January 12, 2004, we announced an early renewal agreement to provide PBM services, including mail order, to UnitedHealth Group effective January 1, 2004, for an initial five-year term. At UnitedHealth Group’s option, the agreement may be extended for three additional years through 2011. None of our other clients individually represented more than 10% of our net revenues in the second quarter and six months of 2004 or 2003.

Segment Discussion

We conduct our operations in one segment, which involves sales of prescription drugs to our clients and their members, either through our networks of contractually affiliated retail pharmacies or by our mail order pharmacies, and in one geographic region which includes the United States and Puerto Rico. We offer fully integrated PBM services to virtually all of our clients and their members. The PBM services we provide to our clients are generally delivered and managed under a single contract for each client.

As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco as a single segment enterprise for purposes of making decisions about resource allocations and in assessing our performance.

Results of Operations

The following table presents selected comparative results of operations and volume performance ($ in millions):

	Quarter Ended June 26, 2004	Increase (Decrease)		Quarter Ended June 28, 2003	Six Months Ended June 26, 2004	Increase (Decrease)		Six Months Ended June 28, 2003
Net Revenues
Retail product(1)	$5,413.5	$(170.4)	(3.1%)	$5,583.9	$11,032.3	$(35.8)	(0.3%)	$11,068.1
Mail order product	3,346.7	612.8	22.4%	2,733.9	6,553.9	1,066.3	19.4%	5,487.6

Total product(1)	8,760.2	442.4	5.3%	8,317.8	17,586.2	1,030.5	6.2%	16,555.7

Manufacturer service revenues	46.5	(4.0)	(7.9%)	50.5	90.9	(13.7)	(13.1%)	104.6
Client and other service revenues	29.5	(6.7)	(18.5%)	36.2	65.0	(13.3)	(17.0%)	78.3

Total service	76.0	(10.7)	(12.3%)	86.7	155.9	(27.0)	(14.8%)	182.9

Total net revenues(1)	$8,836.2	$431.7	5.1%	$8,404.5	$17,742.1	$1,003.5	6.0%	$16,738.6

Cost of Revenues
Product(1)	$8,377.6	$392.1	4.9%	$7,985.5	$16,830.3	$905.2	5.7%	$15,925.1
Service	30.9	(17.2)	(35.8%)	48.1	63.5	(29.7)	(31.9%)	93.2

Total cost of revenues(1)	$8,408.5	$374.9	4.7%	$8,033.6	$16,893.8	$875.5	5.5%	$16,018.3

Gross Margin(2)
Product	$382.6	$50.3	15.1%	$332.3	$755.9	$125.3	19.9%	$630.6
Product gross margin percentage	4.4%	0.4%		4.0%	4.3%	0.5%		3.8%
Service	$45.1	$6.5	16.8%	$38.6	$92.4	$2.7	3.0%	$89.7
Service gross margin percentage	59.3%	14.8%		44.5%	59.3%	10.3%		49.0%
Total gross margin	$427.7	$56.8	15.3%	$370.9	$848.3	$128.0	17.8%	$720.3
Gross margin percentage	4.8%	0.4%		4.4%	4.8%	0.5%		4.3%

Volume Information
Retail	103.4	(8.9)	(7.9%)	112.3	212.3	(13.5)	(6.0%)	225.8
Mail order	22.0	2.9	15.2%	19.1	43.2	4.2	10.8%	39.0

Total volume	125.4	(6.0)	(4.6%)	131.4	255.5	(9.3)	(3.5%)	264.8

Adjusted prescriptions(3)	169.4	(0.2)	(0.1%)	169.6	341.9	(0.9)	(0.3%)	342.8

Generic dispensing rates	45.5%	2.1%		43.4%	45.2%	1.7%		43.5%

(1)	Includes retail co-payments of $1,694 million and $1,666 million in the second quarters of 2004 and 2003, and $3,490 million and $3,344 million in the six months of 2004 and 2003.

(2)	Defined as net revenues minus cost of revenues.

(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

Net Revenues. The $170 million decrease in retail net revenues in the second quarter of 2004 was attributable to volume decreases of $439 million, partially offset by net price increases of $269 million. The $36 million decrease in retail net revenues in the six months of 2004 was attributable to volume decreases of $665 million, largely offset by net price increases of $629 million. The net price increase amounts principally relate to inflation resulting from higher prices charged by pharmaceutical manufacturers, including greater representation of new and higher-cost brand-name drugs, partially offset by steeper price discounts, increased client performance guarantee costs, reserves for client disputes and higher rebates offered to clients as well as the higher relative mix of generic drugs, which are more steeply discounted than brand-name drugs. Retail volume decreased 7.9% for the second quarter of 2004 and 6.0% for the six months of 2004 compared with the same periods in 2003. The 2004 retail volume reflects declines of 9.6% for the second quarter and 7.7% for the six months resulting from client terminations and lower prescription drug utilization from plan design changes in support of mail order, partially offset by increases of 1.7% for both the quarter and six months resulting from new client volumes.

The $613 million increase in mail order net revenues in the second quarter of 2004 was attributable to volume increases of $413 million and net price increases of $200 million. The $1,066 million increase in mail order net revenues in the six months of 2004 was attributable to volume increases of $594 million and net price increases of $472 million. The net price increases were principally due to inflation resulting from higher prices charged by pharmaceutical manufacturers, including greater representation of new and higher-cost brand-name drugs, as well as days supply increases. These are partially offset by a higher relative mix of generic drugs, which are discounted more steeply than brand-name drugs as well as steeper price discounts and higher rebates offered to clients. Mail order volume increased 15.2% in the second quarter of 2004 and 10.8% in the first six months of 2004 compared with the same periods in 2003. The 2004 mail order volume reflects higher utilization from plan design changes encouraging the use of mail order as well as volumes from new clients, and is net of decreases of 2.6% for the second quarter and 4.6% for the six months resulting from client terminations. The client plan design changes drove mail order penetration on an adjusted basis from 33.8% in the second quarter of 2003 to 39.0% in the second quarter of 2004 and from 34.1% in the six months of 2003 to 37.9% in the six months of 2004.

Our percentage of prescriptions dispensed that were generics increased to 45.5% in the second quarter and 45.2% in the six months of 2004 compared to 43.4% in the second quarter and 43.5% in the six months of 2003. This increase reflects the impact of client plan design changes promoting the use of lower-cost and more steeply discounted generics, our programs to further support generic utilization, and the introduction of new generic products during these periods.

Service revenues declined $11 million in the second quarter of 2004 and $27 million in the six months of 2004 as a result of lower client and other service revenues of $7 million and $13 million, respectively, primarily due to lower client administrative fees which resulted from decreased fees on a per-prescription basis and lower retail prescription volumes. In addition, manufacturer service revenues declined $4 million for the second quarter and $14 million for the six months of 2004, primarily due to termination of various manufacturer contracts in the second half of 2003.

Gross Margin. Our gross margin percentage improved to 4.8% in the second quarter of 2004 from 4.4% in the second quarter of 2003, and to 4.8% in the six months of 2004 from 4.3% in the six months of 2003, reflecting increases of 5.3% and 6.2%, respectively, in product net revenues as discussed in the above net revenue analysis compared with corresponding increases in cost of product net revenues of 4.9% and 5.7%, respectively. The lower rate of increase in the cost of product net revenues compared with product net revenues is principally due to higher mail order volumes, greater utilization of lower-cost generic products, and higher rebates earned from pharmaceutical manufacturers through improved formulary management. The increase in rebates earned in the second quarter and six months of 2004 reflects the achievement of market share requirements in recently renegotiated multiyear pharmaceutical manufacturer contracts, as well as the impact of higher levels of rebates on new brand-name products.

Rebates from pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $785 million in the second quarter of 2004 and $728 million in the second quarter of 2003, with formulary rebates representing 47.3% and 48.7% of total rebates, respectively. These rebates totaled $1,530 million in the six months of 2004 and $1,432 million in the six months of 2003, with formulary rebates representing 48.1% and 48.2% of total rebates, respectively.

Also reflected in our cost of product net revenues are additional depreciation charges associated with management decisions in 2003 to realign pharmacy operations to retire older facilities and rebalance volume to facilities closer to our members. These charges amounted to $6 million and $18 million, respectively, for the second quarter and six months of 2004, and $22 million for the six months of 2003. There were no charges incurred in the second quarter of 2003.

The service gross margin percentage improved to 59.3% in the second quarter of 2004 from 44.5% in the second quarter of 2003 and to 59.3% in the six months of 2004 from 49.0% in the six months of 2003, reflecting decreases of 12.3% and 14.8%, respectively, in service net revenues as discussed in the net revenue analysis above compared with corresponding decreases in cost of service revenues of 35.8% and 31.9%, respectively. The higher rate of decrease in cost of service revenues reflects lower data fee costs.

The following table presents additional selected comparative results of operations ($ in millions):

	Quarter Ended June 26, 2004	Increase (Decrease)		Quarter Ended June 28, 2003	Six Months Ended June 26, 2004	Increase (Decrease)		Six Months Ended June 28, 2003
Gross margin	$427.7	$56.8	15.3%	$370.9	$848.3	$128.0	17.8%	$720.3
Selling, general and administrative expenses	156.8	(10.9)	(6.5%)	167.7	335.7	5.0	1.5%	330.7
Amortization of intangibles	45.0	21.4	90.7%	23.6	90.0	42.8	90.7%	47.2
Interest and other (income) expense	13.3	13.7	NM *	(0.4)	35.3	47.5	NM *	(12.2)

Income before provision for income taxes	212.6	32.6	18.1%	180.0	387.3	32.7	9.2%	354.6
Provision for income taxes	85.3	10.5	14.0%	74.8	156.5	9.1	6.2%	147.4

Net income	$127.3	$22.1	21.0%	$105.2	$230.8	$23.6	11.4%	$207.2

*	Not meaningful.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2004 of $157 million decreased from the second quarter of 2003 by $11 million, or 6.5%. This decrease is primarily associated with $16 million recorded for the favorable closure of an operating tax exposure. Selling, general and administrative expenses for the six months of 2004 amounting to $336 million exceeded the six months of 2003 by $5 million, or 1.5%. This increase is primarily associated with $21 million in expenses recorded in the first quarter of 2004 to provide for the expected costs of the April 2004 settlement with various state Attorneys General, partially offset by the aforementioned $16 million operating tax item recorded in the second quarter of 2004. After consideration of the aforementioned factors, the consistent amount of selling, general and administrative expenses in 2004 compared to 2003 is reflective of management’s ongoing efforts to streamline corporate functions.

Amortization of Intangibles. Amortization of intangible assets was $45 million in the second quarter of 2004 and $90 million for the six months of 2004, increasing $21 million and $43 million, respectively, from a re-evaluation of the useful life of the intangible assets that arose in connection with our acquisition by Merck in 1993. In February 2004, we were notified of client decisions to transition their business to other PBMs by the end of 2004. Because these clients were in our customer base at the time of the Merck acquisition and therefore were included in the recorded intangible assets, we re-evaluated the weighted average useful life of the assets. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years, with the estimated annual intangible asset amortization expense increasing to $180 million in 2004 from $94 million in 2003.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, was $13.3 million in the second quarter and $35.3 million in the six months of 2004, including $14.9 million and $33.2 million, respectively, in interest expense on the debt incurred associated with the separation from Merck in August of 2003. This interest expense was reduced by $1.5 million and $2.0 million for the second quarter and six months of 2004, respectively, as a result of the interest rate swap agreements. The six months of 2004 also include a $5.5 million write-off of previously deferred debt acquisition costs as the original term loan debt was extinguished and refinanced in March 2004. The weighted average borrowing rate of the debt outstanding was approximately 4.4% and 4.7% for the second quarter and six months of 2004, respectively. In addition, the second quarter and six months of 2004 include $1.6 million and $3.4 million, respectively, of interest income from positive cash flows and the associated cash balances. Interest and other (income) expense, net, was $(0.4) million in the second quarter and $(12.2) million in the six months of 2003 and includes interest income primarily generated by short-term investments in marketable securities. The six months of 2003 also include an $11 million gain, recorded in the first quarter, associated with the sale of a minority equity investment in a nonpublic company.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) decreased to 40.1% in the second quarter of 2004, compared with

41.6% in the second quarter of 2003. This reduction results from the completion during the second quarter of 2004 of a post-separation study of our state tax position for the apportionment of our income based on our business activities and tax strategies existing as of the date of our separation from Merck as a stand-alone tax payer. The study included formalization during the quarter of our state income tax position through rulings from and discussions with taxing authorities in key selected states. We adjusted our net deferred tax liability in the second quarter of 2004 for temporary differences arising since the separation through income tax expense, the impact of which was not material.

Net Income and Earnings Per Share. Net income as a percentage of net revenues was 1.4% in the second quarter and 1.3% in the six months of 2004, compared to 1.3% in the second quarter and 1.2% in the six months of 2003, as a result of the aforementioned factors.

Basic earnings per share increased 20.5% for the second quarter and 10.4% for the six months of 2004. The weighted average shares outstanding were 271.4 million and 271.1 million for the second quarter and six months of 2004, respectively. Diluted earnings per share increased 17.9% for the second quarter and 9.1% for the six months of 2004. The diluted weighted average shares outstanding were 274.6 million and 274.1 million for the second quarter and six months of 2004, respectively. The weighted average and diluted weighted average shares outstanding were 270.0 for the second quarter and six months of 2003.

Transactions with Merck

We were a wholly-owned subsidiary of Merck from November 18, 1993 through August 19, 2003, the separation date. For the six months ended June 28, 2003, selling, general and administrative expenses included $0.4 million in expense allocations related to various services that Merck provided to us during the first quarter of 2003. By the second quarter of 2003, we had assumed responsibility for those services and their related expenses and therefore, no allocated costs are included in selling, general and administrative expenses in the quarter ended June 28, 2003. The following table presents a summary of the additional transactions with Merck for the second quarter and six months of 2003 ($ in millions):

	Quarter Ended June 28, 2003	Six Months Ended June 28, 2003
Sales to Merck for PBM and other services	$30.9	$59.3
Cost of inventory purchased from Merck	$353.2	$707.4
Gross rebates received from Merck	$116.3	$226.9

Inventory purchased from Merck was recorded at a price that we believe approximated the price an unrelated third party would pay.

For further information relating to agreements with Merck and the associated risk, refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Liquidity and Capital Resources

Cash Flows

The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Six Months Ended June 26, 2004	Increase/ (Decrease)	Six Months Ended June 28, 2003
Net cash provided by operating activities	$69.2	$(452.0)	$521.2
Net cash used by investing activities	(45.4)	27.0	(72.4)
Net cash used by financing activities	(67.9)	388.7	(456.6)

Net decrease in cash and cash equivalents	$(44.1)	$(36.3)	$(7.8)
Cash and cash equivalents at beginning of period	$638.5	$624.1	$14.4

Cash and cash equivalents at end of period	$594.4	$587.8	$6.6

Operating Activities. The decrease in net cash provided by operating activities for the six months of 2004 amounting to $452 million primarily reflects a $379 million decrease in cash flows from accounts receivable, net, principally resulting from the timing of collections of rebates receivable from pharmaceutical manufacturers, of which in excess of $250 million was collected in July 2004, after the end of the second quarter. Furthermore, our rebates receivable from Merck are reflected in the change in accounts receivable as an operating cash flow item in 2004 and in Due from Merck, net within cash flows used by financing activities in 2003. We also reflected an $86 million decrease in cash flows associated with the timing of retail pharmacy payments.

Additionally, net cash from operating activities for the six months of 2003 excluded various items paid to or by Merck on our behalf, such as tax payments made by Merck, and other items, which are reflected in the intercompany transfer to Merck, net, in our cash flows from financing activities. Amounts so reflected for taxes paid by Merck, which represent our federal income tax provision and state income tax provision in states where Merck filed a unitary or combined return, were $111 million for the six months of 2003. Accordingly, our net cash from operating activities does not fully reflect what our cash flows would have been had we been a separate company during the six months of 2003. Subsequent to the August 19, 2003 separation date, tax payments are reflected in our net cash flows from operating activities.

Investing Activities. The decrease in net cash used by investing activities for the six months of 2004 of $27 million is due to the timing of capital expenditures. Purchases and proceeds from securities and other investments, which relate to investment activities of our insurance companies, were balanced in the six months of 2004 and 2003.

Financing Activities. The decrease in net cash used by financing activities for the six months of 2004 of $389 million primarily reflects a $457 million change in the Due from Merck, net in 2003, which represented a use of Medco’s cash. The Due from Merck, net resulted from Merck’s historical management of our treasury operations and cash position and was settled upon separation. This $457 million change was partially offset by a $100 million pay down of outstanding debt in conjunction with the debt refinancing in 2004. In the first quarter of 2004 we entered into interest rate swap agreements on a portion of our fixed rate senior notes. These transactions were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing desired amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term.

For the quarter and six months ended June 26, 2004, the weighted average interest rate on our indebtedness was 4.4% and 4.7%, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our credit facilities and interest rate swap agreements.

Total cash and short-term investments as of June 26, 2004 were $652 million, including $594 million in cash and cash equivalents. Total cash and short-term investments as of December 27, 2003 were $698 million, including $639 million in cash and cash equivalents.

Our debt covenants limit our ability to pay dividends and repurchase our own common stock, and our Tax Responsibility Allocation Agreement with Merck precludes us from repurchasing shares of our common stock for a two year period subsequent to the August 2003 separation. Accordingly, we have no immediate plans to pay dividends or repurchase our common stock.

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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004		June 28, 2003
Net income	$127.3	$105.2	$230.8		$207.2
Add (deduct):
Interest and other (income) expense, net	13.3	(0.4)	35.3	(1)	(1.2	)(2)
Provision for income taxes	85.3	74.8	156.5		147.4
Depreciation expense	49.6	45.8	111.8		91.9
Amortization expense	45.0	23.6	90.0		47.2

EBITDA	$320.5	$249.0	$624.4		$492.5

Adjusted prescriptions(3)	169.4	169.6	341.9		342.8

EBITDA per adjusted prescription	$1.89	$1.47	$1.83		$1.44

(1)	Includes a one-time write-off of deferred debt issuance costs amounting to $5.5 million in the first quarter of 2004 associated with the debt refinancing.

(2)	Excludes a one-time gain of $11 million from the sale in the first quarter of 2003 of a minority equity investment in a nonpublic company.

(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA per adjusted prescription increased by $0.42 or 28.6% and $0.39 or 27.1% for the second quarter and six months of 2004, respectively, compared with the second quarter and six months of 2003. Net income for the second quarter and six months of 2004 exceeded the second quarter and six months of 2003 by 21.0% and 11.4%, respectively. The growth rate for EBITDA per adjusted prescription for the quarter and six months of 2004 exceeded the related net income growth rates primarily as a result of interest expense associated with the debt incurred in conjunction with our separation from Merck, as well as additional intangible asset amortization from the revised useful life.

Contractual Obligations

As of June 26, 2004, we had contractual cash obligations for purchase commitments of $11.5 million, which relate primarily to contractual commitments to purchase pharmaceutical inventory from a manufacturer. We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting machines and other operating equipment for use in our mail order pharmacies and computer equipment for use in our data center.

The following table presents certain of our contractual obligations as of June 26, 2004, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	2004	2005- 2006	2007- 2008	Thereafter
Long-term debt obligations, including current portion	$1,300.0	$40.0	$160.0	$600.0	$500.0
Operating lease obligations	97.8	15.9	51.6	14.8	15.5
Purchase obligation	11.5	11.5	—	—	—

Total	$1,409.3	$67.4	$211.6	$614.8	$515.5

In addition, as of June 26, 2004, we had letters of credit outstanding of $86.1 million, of which $83.5 million were issued under our senior secured revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility. We also have interest rate swap agreements on a portion of our fixed rate senior notes that is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances outstanding and interest rate swap agreements as of June 26, 2004, which are subject to variable interest rates based on the London Interbank Offered Rate (“LIBOR”), would yield a $2.5 million change in annual interest expense. We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and therefore, we have no foreign exchange risk.

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

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

A description of certain legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Such description includes the following recent developments:

On June 1, 2004, the Company received notification from the U.S. Attorney’s Office for the Eastern District of Pennsylvania that the U.S. District Court for the Eastern District of Pennsylvania had granted a motion filed at the Company’s request allowing the Company to publicly disclose the existence of a qui tam action in which the Company is named as one of various defendants (the “Complaint”). The Company’s Current Report on Form 8-K filed on June 3, 2004 regarding such Complaint is incorporated herein by reference.

In connection with the previously-disclosed proposed settlement of the Gruer series of ERISA class action lawsuits, on May 25, 2004, the court granted final approval to the settlement, ruling, among other things, that the settlement was fair, reasonable, and adequate to members of the settlement class. The settlement becomes final only after all appeals have been exhausted. Thus far, two notices of appeal have been filed.

In connection with the eight previously-disclosed ERISA actions filed against the Company by individual plan participants, on May 21, 2004, the court granted the plaintiff in one action, Betty Jo Jones v. Merck-Medco Managed Care, L.L.C., et al. permission to file a second amended complaint. In her Second Amended Complaint, the plaintiff in the Jones action seeks to represent a class of all participants and beneficiaries of ERISA plans that required such participants to pay a percentage co-payment on prescription drugs. The effect of the Gruer settlement discussed above on the Jones action has not yet been litigated.

In connection with the previously-disclosed securities litigation, in which we, Merck, and certain of our officers and directors were named as defendants in a number of class action lawsuits, all relating to the Company’s revenue recognition practices for retail co-payments paid by members of plans for which the Company provides PBM services, on July 6, 2004, the court granted the defendants’ motion to dismiss the consolidated and amended class action complaint and dismissed the case with prejudice.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 21, 2004. At the meeting, our shareholders voted on the following two proposals and cast their votes as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	For	Withhold
David B. Snow, Jr.	227,361,555	4,755,308
Howard W. Barker, Jr., C.P.A.	215,251,615	16,865,248
Brian L. Strom, M.D., M.P.H.	212,453,014	19,663,849

Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 25, 2004:

For	Against	Abstain
229,287,513	1,409,252	1,420,098

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

(b) Reports on Form 8-K

  During the fiscal quarter ended June 26, 2004, the Registrant filed or furnished four current reports on Form 8-K:

1.	On April 8, 2004, the Registrant filed a current report under Item 5 of Form 8-K (Other Events and Regulation FD Disclosure) announcing the renewal of its pharmacy benefit management services agreement with Premera Blue Cross.

2.	On April 26, 2004, the Registrant filed a current report under Item 5 of Form 8-K (Other Events and Regulation FD Disclosure) announcing that it had entered into consent orders and monetary settlements with the states of Arizona, California, Connecticut, Delaware, Florida, Illinois, Iowa, Louisiana, Maine, Maryland, Nevada, New York, North Carolina, Oregon, Texas, Vermont and Washington and the commonwealths of Massachusetts, Pennsylvania and Virginia, which had undertaken inquiries into certain of the Registrant’s business practices involving drug interchanges and rebates. Separately, the Registrant entered into a settlement agreement with the U.S. Attorney’s office for the Eastern District of Pennsylvania with regard to the federal government’s count for injunctive relief asserted in its complaint-in-intervention in two qui tam, or “whistleblower” actions against the Registrant.

3.	On April 27, 2004, the Registrant furnished a current report under Item 12 (Results of Operations and Financial Condition) of Form 8-K reporting financial results for its fiscal quarter ended March 27, 2004.

4.	On June 3, 2004, the Registrant filed a current report under Item 5 (Other Events and Regulation FD Disclosure) announcing that it had received notification from the United States Attorney’s office for the Eastern District of Pennsylvania that the United States District Court for the Eastern District of Pennsylvania had granted a motion filed at the Company’s request allowing the Company to publicly disclose the existence of a qui tam action in which the Company is named as one of various defendants.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.

Date: August 3, 2004	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman, President and Chief Executive Officer

Date: August 3, 2004	By:	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002