Form 10-Q
period 2004-09-25
MEDCO HEALTH SOLUTIONS INC
filed 2004-11-02
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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

As of the close of business on October 25, 2004, the registrant had 272,495,769 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions, except for share data)

	September 25, 2004	December 27, 2003
ASSETS

Current assets:
Cash and cash equivalents	$1,000.5	$638.5
Short-term investments	57.5	59.5
Accounts receivable, net	1,589.2	1,394.0
Inventories, net	1,204.1	1,213.4
Prepaid expenses and other current assets	80.2	95.5
Deferred tax assets	191.9	359.4

Total current assets	4,123.4	3,760.3

Property and equipment, net	664.8	757.3
Goodwill, net	3,310.2	3,310.2
Intangible assets, net	2,185.6	2,320.5
Other noncurrent assets	127.3	114.7

Total assets	$10,411.3	$10,263.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Claims and other accounts payable	$2,168.6	$1,988.2
Accrued expenses and other current liabilities	342.0	567.1
Current portion of long-term debt	80.0	50.0

Total current liabilities	2,590.6	2,605.3
Noncurrent liabilities:
Long-term debt, net	1,194.3	1,346.1
Deferred tax liabilities	1,047.0	1,177.5
Other noncurrent liabilities	58.3	54.1

Total liabilities	4,890.2	5,183.0

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued and outstanding: 272,224,089 shares at September 25, 2004 and 270,532,667 shares at December 27, 2003	2.7	2.7
Accumulated other comprehensive income	—	—
Additional paid-in capital	5,002.2	4,913.4
Unearned compensation	(4.0)	(7.4)
Retained earnings	520.2	171.3

Total stockholders’ equity	5,521.1	5,080.0

Total liabilities and stockholders’ equity	$10,411.3	$10,263.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Product net revenues (Includes retail co-payments of $1,631 and $1,686 in the third quarters of 2004 and 2003, and $5,121 and $5,030 in the nine months of 2004 and 2003)	$8,615.3	$8,447.9	$26,201.6	$25,003.6

Service revenues	81.3	76.1	237.1	259.0

Total net revenues	8,696.6	8,524.0	26,438.7	25,262.6

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,631 and $1,686 in the third quarters of 2004 and 2003, and $5,121 and $5,030 in the nine months of 2004 and 2003)	8,238.7	8,087.5	25,068.9	24,012.6
Cost of service revenues	32.2	47.7	95.7	140.9

Total cost of revenues (see Note 9 for a description of transactions with Merck)	8,270.9	8,135.2	25,164.6	24,153.5
Selling, general and administrative expenses	170.8	184.8	506.6	515.5
Amortization of intangibles	45.0	23.6	134.9	70.7
Interest and other (income) expense, net	12.6	8.7	48.0	(3.4)

Total cost of operations	8,499.3	8,352.3	25,854.1	24,736.3

Income before provision for income taxes	197.3	171.7	584.6	526.3
Provision for income taxes	79.2	71.4	235.7	218.8

Net income	$118.1	$100.3	$348.9	$307.5

Basic earnings per share:
Weighted average shares outstanding	272.1	270.0	271.4	270.0

Earnings per share	$0.43	$0.37	$1.29	$1.14

Diluted earnings per share:
Weighted average shares outstanding	274.2	270.2	274.2	270.1

Earnings per share	$0.43	$0.37	$1.27	$1.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Shares (In Thousands)	($ in millions, except for per share data)
	Common Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balances at December 27, 2003	270,533	$2.7	$—	$4,913.4	$(7.4)	$171.3	$5,080.0

Net income	—	—	—	—	—	348.9	348.9

Total comprehensive income	—	—	—	—	—	348.9	348.9

Issuance of common stock for options exercised	1,503	—	—	45.2	—	—	45.2

Issuance of common stock under the Employee Stock Purchase Plan	172	—	—	5.1	—	—	5.1

Restricted stock unit activity	16	—	—	0.2	3.4	—	3.6

Adjustment to deferred taxes existing as of the spin-off date	—	—	—	38.3	—	—	38.3

Balances at September 25, 2004	272,224	$2.7	$—	$5,002.2	$(4.0)	$520.2	$5,521.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($ in millions)

	Nine Months Ended
	September 25, 2004	September 27, 2003
Cash flows from operating activities:
Net income	$348.9	$307.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157.5	139.1
Amortization of intangibles	134.9	70.7
Deferred income taxes	75.3	(11.8)
Other	24.5	24.4
Net changes in assets and liabilities:
Accounts receivable	(197.2)	175.4
Inventories	9.3	(51.1)
Other noncurrent assets	(16.1)	18.4
Current liabilities	(44.7)	493.9
Other noncurrent liabilities	2.1	18.5
Other	15.3	(2.3)

Net cash provided by operating activities	509.8	1,182.7

Cash flows from investing activities:
Capital expenditures	(65.0)	(99.7)
Purchases of securities and other investments	(49.2)	(128.3)
Proceeds from sale of securities and other investments	45.6	121.1

Net cash used by investing activities	(68.6)	(106.9)

Cash flows from financing activities:
Proceeds from long-term debt	800.0	1,396.0
Repayments on long-term debt	(920.0)	—
Net proceeds under accounts receivable facility	—	100.0
Debt issuance costs	(4.2)	(19.1)
Proceeds from employee stock plans	45.0	—
Dividends paid to Merck	—	(2,000.0)
Intercompany transfer from Merck, net	—	231.8

Net cash used by financing activities	(79.2)	(291.3)

Net increase in cash and cash equivalents	$362.0	$784.5
Cash and cash equivalents at beginning of period	$638.5	$14.4

Cash and cash equivalents at end of period	$1,000.5	$798.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 27, 2003 included in the Company’s Annual Report on Form 10-K. The Company’s fiscal third quarters ended on the last Saturday of September and consisted of 13 weeks for both 2004 and 2003.

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net includes billed and estimated unbilled receivables from manufacturers and clients. In addition, rebates payable to clients are estimated and accrued as a reduction in accounts receivable, net, based upon the prescription drugs dispensed by the pharmacies in the Company’s retail networks, or dispensed by the Company’s mail order pharmacies. Unbilled receivables from manufacturers are generally billed beginning 30 days from the end of each quarter. Unbilled receivables from clients are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled receivables from clients will represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. As of September 25, 2004 and December 27, 2003, respectively, unbilled receivables from clients and manufacturers amounted to $1,883.4 million and $1,279.1 million. Accounts receivable are presented net of allowance for doubtful accounts of $5.6 million and $6.4 million at September 25, 2004 and December 27, 2003, respectively. When rebates payable to clients exceed the accounts receivable from clients, including unbilled receivables, the net liability is reclassified to claims and other accounts payable.

3. STOCK-BASED COMPENSATION

Prior to the spin-off from Merck & Co., Inc. (“Merck”) on August 19, 2003 (the “spin-off”), the Company’s employees had participated in Merck stock option plans under which employees were granted options to purchase shares of Merck common stock at the fair market value on the date of grant. These options generally were exercisable in three to five years and expired within five to 15 years from the date of grant. Certain Merck stock options granted in 2002 and 2003 converted to Medco options upon the spin-off (the “Converted Options”). The rate of conversion was determined based on a formula that preserved the economic position of the option holder immediately before and after the spin-off. Subsequent to the spin-off, the Company granted Medco options to employees to purchase shares of Medco common stock at the fair market value on the date of grant.

The Company accounts for employee options to purchase stock, and for employee participation in the Medco Health Solutions, Inc., 2003 Employee Stock Purchase Plan (“2003 ESPP”) and the Medco Health Solutions, Inc., 2001 Employee Stock Purchase Plan (“2001 ESPP”), under the intrinsic value method of expense recognition in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option on the date of grant. Employee stock options are granted to purchase shares of stock at the fair market value on the date of grant. Accordingly, no compensation expense has been recognized in the Company’s unaudited interim condensed consolidated statements of income for the Medco options, Merck options, 2003 ESPP or the 2001 ESPP.

If the fair value method of accounting for the Medco options, Merck options, 2003 ESPP and the 2001 ESPP had been applied, net income in the periods during 2004 and 2003 would have been reduced. The fair value method requires recognition of compensation expense ratably over the vesting period. Prior to December 28, 2003, pro forma compensation expense utilizing the fair value method of accounting for the Company’s stock options had been calculated using the Black-Scholes model based on a single-option valuation approach using the straight-line method of amortization. In January 2004, the Company revised the assumptions utilized by the Black-Scholes model in determining pro forma compensation expense, based on current option exercise data, such that the expense is determined using separate expected term assumptions for each vesting tranche, with the expense attributed under the method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). As a result, beginning in January 2004, the Company has calculated pro forma compensation expense for any stock options granted since that time using the FIN 28 methodology. For the quarter and nine months ended September 25, 2004, this change in methodology resulted in an increase of $3.0 million, net of tax, and $6.8 million, net of tax, respectively, in the pro forma compensation expense over the amount calculated had the single-option value straight-line method of amortization been utilized.

The pro forma effect on net income and earnings per share if the Company had applied the fair value method for recognizing employee stock-based compensation to the Medco options, Merck options, 2003 ESPP and 2001 ESPP is as follows ($ in millions, except for per share data):

	Quarters Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income, as reported (1)	$118.1	$100.3	$348.9	$307.5
Medco stock-based compensation expense, net of tax (2)	(24.1)	(11.9)	(68.2)	(20.3)

Pro forma net income including Medco stock-based compensation expense	94.0	88.4	280.7	287.2
Merck stock-based compensation expense, net of tax (3)	—	(75.7)	—	(98.3)

Pro forma net income including all stock-based compensation expense	$94.0	$12.7	$280.7	$188.9

Basic earnings per common share:
As reported	$0.43	$0.37	$1.29	$1.14
Pro forma	$0.35	$0.05	$1.03	$0.70
Diluted earnings per common share:
As reported	$0.43	$0.37	$1.27	$1.14
Pro forma	$0.34	$0.05	$1.02	$0.70

Notes

(1)	Subsequent to the spin-off in August 2003, the Company granted 474,300 restricted stock units to key employees and directors. The restricted stock units generally vest over two or three years. Additionally, in April 2004, the Company granted 14,000 restricted stock units to directors which vest over one year and amounted to $0.5 million recorded within stockholders’ equity. The Company recorded unearned compensation within stockholders’ equity at an amount equivalent to the market value on the date of grant, and is amortizing such amount to compensation expense over the vesting period. Net income, as reported, includes stock-based compensation expense related to the restricted stock units for the quarter and nine months ended September 25, 2004 of $0.7 million ($1.1 million pre-tax) and $2.1 million ($3.6 million pre-tax), respectively. For both the quarter and nine months ended September 27, 2003, compensation expense related to the restricted stock units was $0.2 million ($0.3 million pre-tax). At September 25, 2004, the net unearned compensation recorded within stockholders’ equity is $4.0 million.
(2)	For the quarter ended September 25, 2004, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $15.6 million ($26.1 million pre-tax) for the Medco options, $8.3 million ($13.8 million pre-tax) for the Converted Options, as well as $0.2 million ($0.3 million pre-tax) for the 2003 ESPP. For the nine months ended September 25, 2004, the Medco pro forma stock -

based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $42.9 million ($71.9 million pre-tax) for the Medco options, $24.7 million ($41.5 million pre-tax) for the Converted Options, as well as $0.6 million ($1.0 million pre-tax) for the 2003 ESPP. Prior to the spin-off, the Converted Options were valued with option assumptions applicable to Merck and upon spin-off were re-valued using the SFAS 123 fair value method assumptions applicable to Medco. The resulting increase in the fair values of the Converted Options is recognized ratably over the remaining vesting period of the option grant.

(3)	The Company is reflecting the Merck stock-based compensation for its employees in the pro forma net income for the periods the Company was wholly-owned by Merck. Upon spin-off from Merck, the Company’s employees had no remaining service requirements to Merck and the Merck stock options became fully vested, with the third quarter 2003 compensation expense of $75.7 million reflecting the accelerated vesting. Therefore, there has been no impact on the Company’s post spin-off pro forma earnings, nor will there be any impact on future pro forma earnings relating to the Merck options.

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

	Quarters Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Medco stock options Black-Scholes assumptions (weighted average):
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.9%	3.0%	3.1%	3.0%
Volatility	45.0%	45.0%	45.0%	45.0%
Expected life (years)	3.1	4.7	5.5	4.7
Merck stock options Black-Scholes assumptions (weighted average):
Dividend yield	N/A	N/A	N/A	2.6%
Risk-free interest rate	N/A	N/A	N/A	2.4%
Volatility	N/A	N/A	N/A	31.0%
Expected life (years)	N/A	N/A	N/A	5.1%

4. EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation for all periods presented (amounts in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Weighted average shares outstanding	272.1	270.0	271.4	270.0
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	2.1	0.2	2.8	0.1

Weighted average shares outstanding assuming dilution	274.2	270.2	274.2	270.1

For the quarter and nine months ended September 25, 2004, there were outstanding options to purchase 7.0 million shares and 1.4 million shares, respectively, of Medco stock where the exercise price of the options exceeded the average stock price, which is calculated as the average of the NYSE price for each trading day in the fiscal period. Accordingly, these options are excluded from the diluted EPS calculation.

5. INTANGIBLE ASSETS

Intangible assets, principally comprised of the recorded value of Medco’s customer relationships at the time of Merck’s acquisition of the Company in 1993, are as follows ($ in millions):

	September 25, 2004	December 27, 2003
Cost	$3,172.2	$3,172.2
Less accumulated amortization	(986.6)	(851.7)

Intangible assets, net	$2,185.6	$2,320.5

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

6. REFINANCING AND INTEREST RATE SWAP AGREEMENTS

On March 26, 2004, the Company completed a refinancing of its senior secured term loan facilities which resulted in an extinguishment of the pre-existing $900 million term loan facility and the establishment of a new $800 million facility. The refinancing resulted in a one-time charge in the first quarter of 2004 to write off $5.5 million for deferred debt issuance costs associated with the original term loans. During the fiscal third quarter of 2004, the Company made a $20 million term loan installment payment as required under the provisions of its credit agreement.

The Company also entered into five interest rate swap agreements in February and March of 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013 consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding was a net payable of $2.0 million as of September 25, 2004 and is recorded in other noncurrent liabilities, with an offsetting amount recorded in long-term debt, net. This is the amount that the Company would have had to pay to third parties if the derivative contracts had been settled. Under the terms of the swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month London Interbank Offered Rate (“LIBOR”) plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest and other (income) expense, net. Interest expense was reduced by $1.4 million and $3.3 million for the quarter and nine months ended September 25, 2004, respectively, as a result of the swap agreements.

The weighted average LIBOR rate associated with the swap agreements was 1.50% for the quarter and 1.31% for the nine months ended September 25, 2004. On September 28, 2004, which is included in the fiscal fourth quarter of 2004, the Company paid down $80 million of the term loan facility, $20 million of which was a required installment payment.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company and its subsidiaries have various plans covering substantially all of their employees. The Company uses its fiscal year-end date as the measurement date for the majority of its plans. The net cost for the Company’s pension plans, principally the Medco Health Solutions Cash Balance Retirement Plan, consisted of the following components:

Medco Health Solutions Cash Balance Retirement Plan ($ in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Service cost	$3.8	$3.9	$11.6	$11.7
Interest cost	1.2	1.3	4.2	3.9
Expected return on plan assets	(1.9)	(1.7)	(5.7)	(5.2)
Net amortization of unrecognized amounts	(0.1)	0.5	0.3	1.6

Net pension cost	$3.0	$4.0	$10.4	$12.0

The Company maintains an unfunded postretirement healthcare benefit plan for its employees. The net cost of these postretirement benefits, other than pensions, consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Service cost	$0.6	$4.2	$1.6	$12.5
Interest cost	0.7	1.8	1.7	5.4
Amortization of prior service costs	(1.1)	0.6	(3.3)	1.8
Net amortization of actuarial losses	0.6	0.5	1.8	1.5

Net post-retirement benefit cost	$0.8	$7.1	$1.8	$21.2

In the fourth quarter of 2003, the Company amended the postretirement health benefit plan. The amendment included changes to age and service requirements, introduction of limitations on company subsidies to be based on 2004 costs, and reduced subsidies for spouses and dependents.

Employer Contributions. For the quarter and nine months of 2004, contributions of $2.8 million were made to the Company’s cash balance retirement plan. The Company is presently evaluating additional funding strategies and anticipates making additional 2004 contributions in the range of $5 million to $10 million to achieve certain funding objectives.

8. RESTRUCTURING COSTS

The Company made decisions in 2003 to streamline its dispensing pharmacy and call center pharmacy operations, including the closure of some sites and the re-balancing of other facilities, and also to reduce resources in some of its corporate functions. These decisions resulted in additional period expense recorded in the unaudited interim condensed consolidated statements of income of $7.4 million and $26.6 million in the third quarter and nine months of 2004, respectively, and $23.8 million and $50.2 million in the third quarter and nine months of 2003, respectively. The 2004 expenses are comprised of non-cash expenses representing a reduction in estimated depreciable asset useful lives to complete the depreciation by the date of the facility closure, as well as other facility closing costs. The 2003 expenses are primarily comprised of severance and accelerated depreciation. The following table provides a summary of accrued severance activity during the nine months of 2004 ($ in millions):

Accrued Severance
As of December 27, 2003	$27.9
Payments	(19.2)
Adjustments	(2.2)

As of September 25, 2004	$6.5

9. TRANSACTIONS WITH MERCK

The Company was a wholly-owned subsidiary of Merck from November 18, 1993 through August 19, 2003, the spin-off date. For the year-to-date through August 19, 2003, selling, general and administrative expenses included $0.4 million in expense allocations related to various services that Merck provided to the Company during the first quarter of 2003. Subsequent to this date, there are no allocated costs included in selling, general and administrative expenses. The following table presents a summary of the additional transactions with Merck for the third quarter and year-to-date through August 19, 2003 ($ in millions):

	Quarter Ended September 27, 2003	Nine Months Ended September 27, 2003
Sales to Merck for PBM and other services	$18.7	$78.0
Cost of inventory purchased from Merck	$223.0	$930.4
Gross rebates received from Merck	$74.2	$301.1

Inventory purchased from Merck was recorded at a price that the Company believes approximated the price an unrelated third party would pay.

For further information relating to agreements with Merck and the associated risks, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10. INCOME TAXES

During the second quarter of 2004, the Company completed a study of its state tax position for the apportionment of its income, based on its business activities and tax strategies existing as of the spin-off date as a stand-alone tax payer. The study included formalization during the second quarter of its state income tax position through rulings from and discussions with taxing authorities in key selected states. As a result of the outcome of the study, the Company has determined that its income taxes as a stand-alone tax payer should be provided at a lower effective rate than the rate it used as a member of the Merck consolidated group.

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

The Company expects to settle its net deferred tax liability as a stand-alone tax payer at an effective rate lower than it expected to settle as a member of the Merck consolidated group. As a result, the Company in the second quarter of 2004 reduced its net deferred tax liability existing as of the spin-off date, and recorded the benefit as a $38.3 million credit to additional paid-in capital. The Company also adjusted its net deferred tax liability in the second quarter of 2004 for temporary differences arising since the spin-off through income tax expense, the impact of which was not material.

11. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into purchase commitments covering inventory requirements of its mail order pharmacies for periods of generally up to one year. These commitments generally reflect the minimum purchase requirements of these pharmaceutical manufacturers and distributors. As of September 25, 2004, contractual obligations for these purchase commitments totaled $9.7 million for the remainder of 2004.

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

On December 19, 2003, the Company filed a motion to dismiss the U.S. Attorney’s Office’s complaint and the two qui tam actions discussed above. On September 23, 2004, the court granted the Company’s motion with respect to the government’s claims for active and constructive fraud, and dismissed that count with prejudice. The court denied the remainder of the Company’s motion. In addition, on October 12, 2004, the whistleblower plaintiffs voluntarily dismissed the States of Florida and Illinois, the Commonwealth of Virginia, and the District of Columbia from their complaint.

On April 26, 2004, the Company entered into a settlement of the U.S. Attorney’s lawsuit with regard to the government’s claims for injunctive, or non-monetary, relief. Under the settlement, the Company has agreed, among other things, to assume certain disclosure obligations to clients, physicians and patients, primarily concerning therapeutic interchanges and rebates. In connection with this settlement, the Commonwealth of Massachusetts and the State of Nevada, both of which had previously intervened in the U.S. Attorney’s lawsuit, have released the Company of any claims. There have been no negotiations with the U.S. Attorney’s Office with regard to a monetary settlement. In its lawsuit, the U.S. Attorney’s Office seeks, among other things, to impose monetary damages and fines that could have a material adverse impact on the Company’s results of operations and financial condition.

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

In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis to avoid the significant cost and distraction of protracted litigation. Merck, the Company, and the plaintiffs in five of these six cases filed a proposed class action settlement with the court. On May 25, 2004, the court granted final approval to the settlement, ruling, among other things, that the settlement was fair, reasonable, and adequate to members of the settlement class. On June 28, 2004, the court entered a Final Judgment dismissing the class actions with prejudice. Under the settlement, Merck and the Company have agreed to pay $42.5 million, and the Company has agreed to change or to continue certain specified business practices for a period of five years. In September 2003, the Company paid $38.3 million to an escrow account, representing the Company’s portion, or 90%, of the proposed settlement. If the settlement becomes final, it would resolve litigation by pharmaceutical benefit plans against Merck and the Company based on ERISA and similar claims, except with respect to those plans that affirmatively opt out of the settlement. The plaintiff in the sixth case discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al. has elected to opt out of the settlement. The release of claims under the settlement applies to plans for which the Company has administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval. It does not involve the release of any potential antitrust claims. The settlement becomes final only after all appeals have been exhausted. Two appeals are pending.

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

On December 23, 2003, Peabody filed a similar action against Merck in the U.S. District Court for the Eastern District of Missouri. The complaint relies on allegations similar to those in the ERISA cases discussed above and in the case filed by Peabody against the Company. The complaint asserts claims that Merck violated federal and state racketeering laws, tortiously interfered with Peabody’s contract with the Company, and was unjustly enriched. The plaintiff seeks, among other things, compensatory damages of approximately $35 million, treble damages, and restitution of revenues that were allegedly improperly received by Merck. On August 5, 2004, the Judicial Panel on Multidistrict Litigation transferred this action to the U.S. District Court for the Southern District of New York to be consolidated with the ERISA cases pending against Merck and the Company in that court.

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

Antitrust Litigation. On August 15, 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck and the Company. The plaintiffs, which seek to represent a national class of retail pharmacies that have contracted with the Company, allege that the Company has conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. In November 2003, Merck and the Company filed motions to dismiss the complaint. On August 2, 2004, the court denied the motions.

On October 1, 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Northern District of Alabama against Merck and the Company. The plaintiffs seek to represent a national class of independent retail pharmacies that have contracted with the Company. In February 2004, Merck and the Company filed motions to dismiss the plaintiffs’ amended complaint. However, prior to ruling on the motions, the court granted the plaintiffs permission to file a second amended complaint, which the plaintiffs filed on July 23, 2004. In their Second Amended and Consolidated Class Action Complaint, the plaintiffs allege that Merck and the Company have engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed, and have conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through such concerted action, Merck and the Company have engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. On October 13, 2004 the court denied Merck and the Company’s motions to dismiss the Second Amended Complaint.

On January 20, 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that have contracted with the Company and that have indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company has failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck have failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the Amended Complaint filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed above. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company have been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits, and injunctive relief. In April 2004, Merck and the Company filed motions to dismiss the complaint. On September 2, 2004, the court ruled in Merck and the Company’s favor, but granted the plaintiff permission to amend its complaint. On September 17, 2004, the plaintiff filed its Amended Complaint. In its Amended Complaint, the plaintiff repeats many of the same allegations made in the original Complaint, and further alleges, among other things, that the Company acts as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition. On October 22, 2004, Merck and the Company filed motions to dismiss the Amended Complaint.

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

Securities Litigation. The Company and Merck are named as defendants in a number of purported class action lawsuits, all relating to the Company’s revenue recognition practices for retail co-payments paid by members of plans for which the Company provides PBM services. The class action lawsuits were consolidated and amended to assert claims against Merck and the Company and certain of the Company’s officers and directors relating to the Company’s revenue recognition practices for retail co-payments, rebates received by the Company, and the Company’s independent status. On July 6, 2004, the court granted the defendants’ motion to dismiss the consolidated and amended class action complaint and dismissed the case with prejudice. The ruling is being appealed.

On July 31, 2003, a shareholders derivative complaint was filed in the U.S. District Court for the District of New Jersey against Merck and the Company, certain of the Company’s officers and directors, and Arthur Andersen LLP. The lawsuit is based on allegations relating to the Company’s revenue recognition practices for retail co-payments, and it further alleges that certain individual defendants breached their fiduciary duty by failing to prevent such practices from occurring and also failing to prevent the conduct at issue in the Gruer complaint and related actions, the antitrust claims pending in the Northern District of Illinois, and the qui tam actions in which the U.S. Attorney’s Office for the Eastern District of Pennsylvania has intervened, each of which is described above. The complaint seeks monetary damages from Merck and the Company in an unspecified amount, as well as injunctive and other relief. Merck and the Company have filed a motion to dismiss the complaint. On August 20, 2004, the court granted the defendants’ motion to dismiss the complaint and dismissed the action with prejudice. The ruling is being appealed.

General. In connection with the Company’s spin-off from Merck, the Company entered into an indemnification and insurance matters agreement with Merck. To the extent that the Company is required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in the Company making indemnification payments in amounts that could be material, in addition to any damages that the Company is required to pay.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	Competition in the pharmacy benefit manager (“PBM”) industry and in the healthcare industry generally;

•	Pressure on discounts and rebates from pharmaceutical manufacturers and margins in the PBM industry;

•	The impact on our business and competitive position of our managed care agreement with Merck & Co., Inc. (“Merck”);

•	Our ability to obtain new clients and the possible termination of, or unfavorable modification to, contracts with existing key clients;

•	Possible contractual or regulatory changes affecting pricing, rebates, discounts, or other practices of pharmaceutical manufacturers;

•	Risks associated with our indebtedness and debt service obligations;

•	Governmental investigations and governmental and qui tam actions filed against us;

•	Liability and other claims asserted against us;

•	Risks related to bioterrorism and mail tampering;

•	Developments in the healthcare industry, including the impact of increases in healthcare costs, changes in drug utilization and cost patterns and the introduction of new brand-name and/or generic drugs;

•	New or existing governmental regulations or legislation and changes in, or the failure to comply with, governmental regulations;

•	The possibility of a material non-cash charge to income if our recorded goodwill is impaired;

•	The possibility of a material non-cash charge to income if our recorded intangible assets are impaired or require accelerated amortization from a change in the remaining useful life; and

•	General economic and business conditions.

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

We operate in a competitive market as clients seek to control the growth in the cost of providing prescription drug benefits to their members. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name products, increases in the number of prescriptions utilized, and the introduction of new products from pharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention throughout the United States as they contribute significantly to the rise in the national cost of healthcare. Our business model is designed to reduce this level of drug trend. The drug trend rate for our clients was 7.9% for the nine months of 2004 compared to 10.5% for the same period of 2003.

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

We were acquired as a wholly-owned subsidiary Merck on November 18, 1993, and were spun off as a separate publicly traded enterprise (the “spin-off”) on August 19, 2003.

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

Financial Performance Summary for the Quarters and Nine Months Ended September 25, 2004 and September 27, 2003

Our net income increased by 17.7% to $118 million in the third quarter of 2004 and by 13.5% to $349 million in the nine months of 2004 from the same periods in the prior year. Diluted earnings per share increased 16.2% to $0.43 for the third quarter and 11.4% to $1.27 for the nine months of 2004. Our 2004 EBITDA per adjusted prescription increased 21.5% to $1.81 in the third quarter and 24.7% to $1.82 in the nine months of 2004, largely as the result of higher mail order penetration, increased generic dispensing rates and improved service margins.

Price increases from pharmaceutical manufacturers drove our net revenue increase of 2.0% for the third quarter and 4.7% for the nine months of 2004, to $8,697 million and $26,439 million, respectively, despite decreases of 7.2% for the quarter and 5.6% for the nine months of 2004 as a result of client terminations. Mail order volumes increased 14.4% for the third quarter and 12.0% for the nine months of 2004, primarily as a result of client plan design changes encouraging the use of mail order. The impact of client terminations and the transition to mail order contributed to the declines in retail prescription volume of 9.8% for the third quarter and 7.3% for the nine months of 2004. Mail order penetration on an adjusted basis reached 40.1% for the third quarter of 2004 and 38.6% for the nine months of 2004, compared to 34.6% in the third quarter of 2003 and 34.3% for the nine months of 2003.

Our percentage of prescriptions dispensed that were generics increased to 46.8% in the third quarter and 45.7% in the nine months of 2004 compared to 43.7% in the third quarter and 43.6% in the nine months of 2003. Brand pharmaceutical rebates were consistent for the third quarter of 2004 and increased for the nine months of 2004 reflecting improved formulary management, offset by lower brand-name prescription volume due to increased generic utilization. The increased generic dispensing rates and improved formulary management reduce the net prices we charge to our customers in the form of steeper price discounts and guarantees, as well as increased rebates passed back to clients, while also contributing to our profitability. Additionally, the third quarter and nine months of 2004 reflect improved service margin as compared with 2003 as a result of lower costs.

As a result of these factors, while our total net revenues grew by 2.0% for the third quarter and by 4.7% for the nine months of 2004, our total cost of revenues increased at lower rates of 1.7% and 4.2%, respectively. This resulted in a gross margin percentage improvement to 4.9% in the third quarter of 2004 from 4.6% in the third quarter of 2003, and to 4.8% in the nine months of 2004 from 4.4% in the nine months of 2003. Our total cost of revenues reflect severance, additional depreciation and other facility closing costs primarily associated with management decisions in 2003 to realign pharmacy operations to retire older facilities and rebalance volume to facilities closer to our members. These charges amounted to $7 million and $25 million, respectively, for the third quarter and nine months of 2004, and $10 million and $32 million, respectively, for the third quarter and nine months of 2003. Our gross margin improvement contributed $37 million to our pre-tax earnings growth for the third quarter and $165 million for the nine months of 2004.

Selling, general and administrative expenses for the third quarter of 2004 decreased $14 million compared to the third quarter of 2003, reflecting lower corporate severance costs as $13 million was recorded in the third quarter of 2003. Selling, general and administrative expenses for the nine months of 2004 decreased $9 million compared to 2003, driven by a $16 million benefit for the favorable closure of an operating tax exposure recorded in the second quarter of 2004 and $18 million of corporate severance costs recorded in 2003. These are partially offset by $21 million recorded in the first quarter of 2004 for the April 2004 settlement with various state Attorneys General.

Intangible asset amortization expense increased $21 million for the quarter and $64 million for the nine months of 2004 from a change in the weighted average useful life from 35 years used in 2003 to 23 years used in 2004. Interest and other (income) expense increased $4 million for the third quarter of 2004 resulting from interest expense on the debt incurred upon the spin-off in August 2003. The $51 million increase for the nine months of 2004 resulted from the interest on the debt in addition to an $11 million one-time gain recorded in the first quarter of 2003 from the sale of a minority equity investment in a nonpublic company.

Key Financial Statement Components

Consolidated Statements of Income. Our net revenues are comprised primarily of product net revenues and are derived from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail order pharmacies, and are recorded net of certain rebates and guarantees payable to clients. For further details see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies” and Note 2 to our consolidated financial statements, both in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Cost of revenues is comprised primarily of cost of product net revenues and is derived from the dispensing of prescription drugs. Cost of product net revenues for prescriptions dispensed through our network of retail pharmacies includes the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks. Our cost of product net revenues relating to drugs dispensed by our mail order pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. The operating costs of our call center pharmacies are also included in cost of product net revenues. In addition, cost of product net revenues includes a credit for rebates earned from brand pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels.

Selling, general and administrative expenses reflect the costs of operations dedicated to generating new sales, maintaining existing customer relationships, managing clinical programs, enhancing technology capabilities, directing pharmacy operations and other staff activities.

Interest and other (income) expense, net primarily includes interest expense, net of interest rate swap agreements, on debt incurred as a result of the spin-off in 2003, partially offset by interest income generated by short-term investments in marketable securities.

Consolidated Balance Sheets. Our key assets include cash and short-term investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the positive cash flows from our operations. Accounts receivable balances primarily include amounts due from pharmaceutical manufacturers for earned rebates and other prescription services. The accounts receivable balances also represent amounts due from clients for prescriptions dispensed from retail pharmacies in our networks or from our mail order pharmacies, including fees due to us, net of any rebate liabilities or payments due to clients under guarantees. If the rebate liability balance is greater than the customer accounts receivable balance, the net liability is reclassified to claims and other accounts payable. Inventories reflect the cost of prescription products held for dispensing by our mail order pharmacies and are recorded on a first-in, first-out basis. Fixed assets include investments in our corporate headquarters, mail order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain client rebate pass-back liabilities and accrued expenses. The net goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck.

Our primary liabilities include claims and other accounts payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered, and amounts payable for mail order prescription inventory purchases. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. In conjunction with the spin-off in 2003, we incurred debt, the proceeds of which were paid to Merck in the form of a dividend in August 2003. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any off-balance sheet arrangements.

Consolidated Statements of Cash Flows. An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated prescription administration billings for retail and mail order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled receivables will represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. We pay for prescription drug inventory in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts. Effective mail order inventory management generates further positive cash flows. Earned pharmaceutical manufacturers’ rebates are recorded monthly based upon prescription dispensing, with actual bills generally rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the pharmaceutical manufacturers.

Prior to the spin-off, Merck managed our cash, which was reflected in our consolidated statements of cash flows in intercompany transfer from (to) Merck and in our consolidated balance sheets as “Due from Merck, net.” We have managed our own cash and investments since the spin-off. Our cash primarily includes demand deposits with banks or other financial institutions. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.

Ongoing cash outflows are associated with expenditures to support our mail order and retail pharmacy network operations, call center pharmacies and other selling, general and administrative functions. The largest components of these expenditures include mail order inventory purchases primarily from a wholesaler, retail pharmacy payments, rebate and guarantee payments to clients, employee payroll and benefits, facility operating expenses, capital expenditures, interest and principal payments on our debt, and income taxes.

Client-Related Information

Revenues from UnitedHealth Group, which is currently our largest client, amounted to approximately $1,611 million and $4,805 million (or 19% and 18% of our net revenues) in the third quarter and nine months of 2004, respectively. In 2003, revenues from UnitedHealth Group amounted to approximately $1,522 million and $4,459 million (or 18% of our net revenues) in the third quarter and nine months, respectively. On January 12, 2004, we announced an early renewal agreement to provide PBM services to UnitedHealth Group effective January 1, 2004, for an initial five-year term. At UnitedHealth Group’s option, the agreement may be extended for three additional years through 2011. None of our other clients individually represented more than 10% of our net revenues in the third quarter and nine months of 2004 or 2003.

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

Results of Operations

The following table presents selected comparative results of operations and volume performance ($ in millions):

	Quarter Ended September 25, 2004	Increase (Decrease)		Quarter Ended September 27, 2003	Nine Months Ended September 25, 2004	Increase (Decrease)		Nine Months Ended September 27, 2003
Net Revenues
Retail product(1)	$5,216.2	$(402.3)	(7.2%)	$5,618.5	$16,248.7	$(437.9)	(2.6%)	$16,686.6
Mail order product	3,399.1	569.7	20.1%	2,829.4	9,952.9	1,635.9	19.7%	8,317.0

Total product(1)	$8,615.3	$167.4	2.0%	$8,447.9	$26,201.6	$1,198.0	4.8%	$25,003.6

Manufacturer service revenues	46.0	5.5	13.6%	40.5	136.8	(8.4)	(5.8%)	145.2
Client and other service revenues	35.3	(0.3)	(0.8%)	35.6	100.3	(13.5)	(11.9%)	113.8

Total service	81.3	5.2	6.8%	76.1	237.1	(21.9)	(8.5%)	259.0

Total net revenues(1)	$8,696.6	$172.6	2.0%	$8,524.0	$26,438.7	$1,176.1	4.7%	$25,262.6

Cost of Revenues
Product(1)	$8,238.7	$151.2	1.9%	$8,087.5	$25,068.9	$1,056.3	4.4%	$24,012.6
Service	32.2	(15.5)	(32.5%)	47.7	95.7	(45.2)	(32.1%)	140.9

Total cost of revenues(1)	$8,270.9	$135.7	1.7%	$8,135.2	$25,164.6	$1,011.1	4.2%	$24,153.5

Gross Margin(2)
Product	$376.6	$16.2	4.5%	$360.4	$1,132.7	$141.7	14.3%	$991.0
Product gross margin percentage	4.4%	0.1%		4.3%	4.3%	0.3%		4.0%
Service	$49.1	$20.7	72.9%	$28.4	$141.4	$23.3	19.7%	$118.1
Service gross margin percentage	60.4%	23.1%		37.3%	59.6%	14.0%		45.6
Total gross margin	$425.7	$36.9	9.5%	$388.8	$1,274.1	$165.0	14.9%	$1,109.1
Gross margin percentage	4.9%	0.3%		4.6%	4.8%	0.4%		4.4%

Volume Information
Retail	99.3	(10.8)	(9.8%)	110.1	311.5	(24.4)	(7.3%)	335.9
Mail order	22.2	2.8	14.4%	19.4	65.4	7.0	12.0%	58.4

Total volume	121.5	(8.0)	(6.2%)	129.5	376.9	(17.4)	(4.4%)	394.3

Adjusted prescriptions(3)	165.9	(2.4)	(1.4%)	168.3	507.7	(3.4)	(0.7%)	511.1

Adjusted mail order penetration(4)	40.1%	5.5%		34.6%	38.6%	4.3%		34.3%

Generic dispensing rates	46.8%	3.1%		43.7%	45.7%	2.1%		43.6%

(1)	Includes retail co-payments of $1,631 million and $1,686 million in the third quarters of 2004 and 2003, and $5,121 million and $5,030 million in the nine months of 2004 and 2003.

(2)	Defined as net revenues minus cost of revenues.
(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.
(4)	The percentage of adjusted mail order prescriptions to total adjusted prescriptions.

Net Revenues. The $402 million decrease in retail net revenues in the third quarter of 2004 was attributable to volume decreases of $551 million, partially offset by net price increases of $149 million, which reflect inflation on brand-name prescription drugs net of steeper price discounts offered to clients. The $438 million decrease in retail net revenues in the nine months of 2004 was attributable to volume decreases of $1,210 million, partially offset by net price increases of $772 million. Retail volume decreased 9.8% for the third quarter of 2004 and 7.3% for the nine months of 2004 compared with the same periods in 2003. The 2004 retail volume reflects declines of 10.9% for the third quarter and 8.8% for the nine months resulting from client terminations and lower prescription drug utilization from plan design changes in support of mail order, partially offset by increases of 1.1% for the quarter and 1.5% for the nine months of 2004 resulting from volumes from new clients. The net price increase amounts for the quarter and nine months of 2004 principally relate to inflation resulting from higher prices charged by pharmaceutical manufacturers, including greater representation of new and higher-cost brand-name drugs. These price increases are partially offset by steeper price discounts including higher rebates offered to clients, reserves for client disputes, as well as the higher relative mix of generic drugs, which are more steeply discounted for our clients than brand-name drugs. The net decrease in retail net revenues for the nine months of 2004 also reflect increased client performance guarantee costs compared to 2003.

The $570 million increase in mail order net revenues in the third quarter of 2004 was attributable to volume increases of $406 million and net price increases of $164 million, which reflect inflation on brand-name prescription drugs net of steeper price discounts offered to clients. The $1,636 million increase in mail order net revenues in the nine months of 2004 was attributable to volume increases of $997 million and net price increases of $639 million. Mail order volume increased 14.4% in the third quarter of 2004 and 12.0% in the first nine months of 2004 compared with the same periods in 2003. The 2004 mail order volume reflects higher utilization from plan design changes encouraging the use of mail order, as well as volumes from new clients, and is net of decreases of 3.6% for the third quarter and 4.3% for the nine months of 2004 resulting from client terminations. Client plan design changes drove mail order penetration on an adjusted basis from 34.6% in the third quarter of 2003 to 40.1% in the third quarter of 2004, and from 34.3% in the nine months of 2003 to 38.6% in the nine months of 2004. For the quarter and nine months of 2004, the net price increases were principally due to inflation resulting from higher prices charged by pharmaceutical manufacturers, including greater representation of new and higher-cost brand-name drugs, as well as days supply increases and lower client service guarantee charges. These are partially offset by a higher relative mix of generic drugs, which are discounted more steeply for our clients than brand-name drugs, as well as overall steeper price discounts, higher rebates offered to clients and the favorable closure on a terminated client guarantee recorded in the third quarter of 2003.

Our percentage of prescriptions dispensed that were generics increased to 46.8% in the third quarter and 45.7% in the nine months of 2004 compared to 43.7% in the third quarter and 43.6% in the nine months of 2003. This increase reflects the impact of client plan design changes promoting the use of lower-cost and more steeply discounted generics, our programs to further support generic utilization, and the introduction of new generic products during these periods.

Service revenues increased $5 million in the third quarter of 2004 as a result of higher manufacturer service revenues of $5.5 million resulting primarily from certain nonrecurring administrative fees earned. Service revenues declined $22 million in the nine months of 2004 as a result of lower client and other service revenues of $14 million and lower manufacturer service revenues of $8 million. The decrease in client and other service revenues is primarily due to lower client administrative fees resulting from decreased fees on a per prescription basis and lower retail volumes, offset by other client program revenues, management fees associated with external claims and Medicare administrative and enrollment fees. The lower manufacturer service revenues are primarily due to the execution of our strategy to terminate various manufacturer contracts in the second half of 2003.

Gross Margin. Our client contracts include several pricing variables, such as price discounts for brand-name drugs and generic drugs, separate price discounts for mail order and retail prescriptions, administrative fees for various services, and terms regarding levels of rebate sharing and other guarantees. Clients have varied requirements regarding the pricing model best suited to their needs, and we negotiate these variables to generate in aggregate an appropriate level of gross margin. As an example, certain clients may require a transparent model whereby all rebates are passed back in exchange for higher fees or lower discounts, while others may prefer steeper price discounts in exchange for lower rebates. We experienced year over year declines in rebate retention reflecting changes in the pricing composition within our contracts, which also included changes in the other aforementioned pricing components. Gross margin reflects these changes as well as increases in the relative mix of generic drugs in our prescription base and higher mail order penetration.

Our product gross margin percentage improved to 4.4% in the third quarter of 2004 from 4.3% in the third quarter of 2003, and to 4.3% in the nine months of 2004 from 4.0% in the nine months of 2003, reflecting increases of 2.0% and 4.8%, respectively, in product net revenues as discussed in the above net revenue analysis compared with corresponding increases in cost of product net revenues of 1.9% and 4.4%, respectively. The lower rate of increase in the cost of product net revenues compared with product net revenues is principally due to higher mail order volumes and greater utilization of lower-cost generic products, as well as operational efficiencies resulting from management decisions in 2003 to realign pharmacy operations and our investments in Internet technology. Also contributing is improved formulary rebate management on a lower volume of brand-name prescriptions, which reflects the greater utilization of generic products.

Rebates from pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $754 million in the third quarter of 2004 and $757 million in the third quarter of 2003, with formulary rebates representing 45.5% and 50.3% of total rebates, respectively. We retained approximately $305 million or 40.5% of total rebates in the third quarter of 2004 and approximately $407 million or 53.8% in the third quarter of 2003. The consistent level of rebates earned in the third quarter of 2004 and 2003 reflect lower brand-name prescription volume due to greater generic utilization, offset by the achievement of certain market share requirements in pharmaceutical manufacturer rebate contracts. Rebates totaled $2,284 million in the nine months of 2004 and $2,189 million in the nine months of 2003, with formulary rebates representing 47.2% and 48.9% of total rebates, respectively. Of total rebates earned, we retained approximately $1,018 million or 44.6% in the nine months of 2004 and approximately $1,190 million or 54.4% in the nine months of 2003. The increase in rebates earned in the nine months of 2004 reflects the achievement of certain market share requirements in pharmaceutical manufacturer rebate contracts, partially offset by lower brand-name prescription volume due to greater generic utilization, which increases our profitability. The increase in generic utilization, particularly in mail order, more than offsets the impact of lower rebate retention on brand-name prescriptions. The rebates that are retained, as well as the margins on generic prescriptions, enable us to fund steeper client price discounts and our overall cost of operations, which include our mail order pharmacies, call center pharmacies, customer account servicing and other corporate functions.

Also reflected in our cost of product net revenues are severance, additional depreciation and other facility closing costs primarily associated with management decisions in 2003 to realign pharmacy operations to retire older facilities and rebalance volume. These charges amounted to $7 million and $24 million, respectively, for the third quarter and nine months of 2004, and $10 million and $32 million, respectively, for the third quarter and nine months of 2003.

The service gross margin percentage improved to 60.4% in the third quarter of 2004 from 37.3% in the third quarter of 2003 and to 59.6% in the nine months of 2004 from 45.6% in the nine months of 2003, reflecting service net revenue increases of 6.8% for the third quarter and decreases of 8.5% for the nine months, as discussed in the above net revenue analysis. The service gross margin percentage also reflects decreases in cost of service revenues of 32.5% and 32.1% for the third quarter and nine months of 2004, respectively. The decreases in cost of service revenues reflect lower information acquisition costs and lower program costs. In addition, the service gross margin percentage in the third quarter of 2003 reflects commencement of the execution of our strategy to terminate various manufacturer contracts.

The following table presents additional selected comparative results of operations ($ in millions):

	Quarter Ended September 25, 2004	Increase (Decrease)		Quarter Ended September 27, 2003	Nine Months Ended September 25, 2004	Increase (Decrease)		Nine Months Ended September 27, 2003
Gross margin	$425.7	$36.9	9.5%	$388.8	$1,274.1	$165.0	14.9%	$1,109.1
Selling, general and administrative expenses	170.8	(14.0)	(7.6%)	184.8	506.6	(8.9)	(1.7%)	515.5
Amortization of intangibles	45.0	21.4	90.7%	23.6	134.9	64.2	90.8%	70.7
Interest and other (income) expense	12.6	3.9	44.8%	8.7	48.0	51.4	NM *	(3.4)

Income before provision for income taxes	$197.3	$25.6	14.9%	$171.7	$584.6	$58.3	11.1%	$526.3
Provision for income taxes	79.2	7.8	10.9%	71.4	235.7	16.9	7.7%	218.8

Net income	$118.1	$17.8	17.7%	$100.3	$348.9	$41.4	13.5%	$307.5

*	Not meaningful.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2004 of $171 million decreased from the third quarter of 2003 by $14 million, or 7.6%. This decrease is primarily associated with lower corporate severance costs as $13 million was recorded in the third quarter of 2003 to streamline certain corporate functions. Selling, general and administrative expenses for the nine months of 2004 amounting to $507 million decreased from the nine months of 2003 by $9 million, or 1.7%. This decrease is driven by a $16 million benefit for the favorable closure of an operating tax exposure recorded in the second quarter of 2004 and $18 million of corporate severance costs recorded in 2003. These are partially offset by $21 million recorded in the first quarter of 2004 for the April 2004 settlement with various state Attorneys General. After consideration of the aforementioned factors, the consistent amount of selling, general and administrative expenses in 2004 compared to 2003 is reflective of management’s ongoing efforts to optimize corporate operating efficiencies.

Amortization of Intangibles. Amortization of intangible assets was $45 million in the third quarter of 2004 and $135 million for the nine months of 2004, increasing $21 million and $64 million, respectively, from a re-evaluation of the useful life of the intangible assets that arose in connection with our acquisition by Merck in 1993. In February 2004, we were notified of client decisions to transition their business to other PBMs by the end of 2004. Because these clients were in our customer base at the time of the Merck acquisition and therefore were included in the recorded intangible assets, we re-evaluated the weighted average useful life of the assets. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years, with the estimated annual intangible asset amortization expense increasing to $180 million in 2004 from $94 million in 2003.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net for the third quarter of 2004 increased $3.9 million from the third quarter of 2003. For the third quarter of 2004, interest and other (income) expense, net was $12.6 million and includes $15.0 million in interest expense on the debt incurred associated with the spin-off in August of 2003, offset by $(2.4) million of interest income from positive cash flows and the associated cash balances. This interest expense was reduced by $1.4 million as a result of interest rate swap agreements. For the third quarter of 2003, interest and other (income) expense, net was $8.7 million, including $9.9 million in interest expense on the debt, offset by $(1.2) million of interest income.

Interest and other (income) expense, net for the nine months of 2004 increased $51.4 million from the nine months of 2003. For the nine months of 2004, interest and other (income) expense, net was $48.0 million and includes $48.2 million in interest expense on the debt incurred associated with the spin-off in August of 2003. This interest expense was reduced by $3.3 million as a result of interest rate swap agreements. The nine months of 2004 also include a $5.5 million write-off of previously deferred debt acquisition costs as the original term loan debt was extinguished and refinanced in March of 2004, partially offset by $(5.7) million of interest income from positive cash flows and the associated cash balances. For the nine months of 2003, interest and other (income) expense, net was $(3.4) million and includes an $(11.0) million gain, recorded in the first quarter, associated with the sale of a minority equity investment in a nonpublic company and interest income of $(2.4) million. These are partially offset by $10.0 million in interest expense primarily on the debt for the nine months of 2003.

The weighted average borrowing rate of the debt outstanding was approximately 4.5% and 4.6% for the third quarter and nine months of 2004, respectively.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) decreased to 40.1% in the third quarter of 2004, compared with 41.6% in the third quarter of 2003. This reduction results from the completion during the second quarter of 2004 of a post spin-off study of our state tax position for the apportionment of our income based on our business activities and tax strategies existing as of the date of the spin-off as a stand-alone tax payer. The study included formalization of our state income tax position through rulings from and discussions with taxing authorities in key selected states.

Net Income and Earnings Per Share. Net income as a percentage of net revenues was 1.4% in the third quarter and 1.3% in the nine months of 2004, compared to 1.2% in the third quarter and nine months of 2003, as a result of the aforementioned factors.

Basic earnings per share increased 16.2% for the third quarter and 13.2% for the nine months of 2004. The weighted average shares outstanding were 272.1 million and 271.4 million for the third quarter and nine months of 2004, respectively, and 270.0 million for both the third quarter and nine months of 2003. Diluted earnings per share increased 16.2% for the third quarter and 11.4% for the nine months of 2004. The diluted weighted average shares outstanding were 274.2 million for both the third quarter and nine months of 2004, and 270.2 million and 270.1 million for the third quarter and nine months of 2003, respectively.

Transactions with Merck

We were a wholly-owned subsidiary of Merck from November 18, 1993 through August 19, 2003, the spin-off date. For the year-to-date through August 19, 2003, selling, general and administrative expenses included $0.4 million in expense allocations related to various services that Merck provided to us during the first quarter of 2003. Subsequent to this date, there are no allocated costs included in selling, general and administrative expenses. The following table presents a summary of the additional transactions with Merck for the third quarter and year-to-date through August 19, 2003 ($ in millions):

	Quarter Ended September 27, 2003	Nine Months Ended September 27, 2003
Sales to Merck for PBM and other services	$18.7	$78.0
Cost of inventory purchased from Merck	$223.0	$930.4
Gross rebates received from Merck	$74.2	$301.1

Inventory purchased from Merck was recorded at a price that we believe approximated the price an unrelated third party would pay.

For further information relating to agreements with Merck and the associated risks, refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Liquidity and Capital Resources

Cash Flows

The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Nine Months Ended September 25, 2004	Increase (Decrease)	Nine Months Ended September 27, 2003
Net cash provided by operating activities	$509.8	$(672.9)	$1,182.7
Net cash used by investing activities	(68.6)	38.3	(106.9)
Net cash used by financing activities	(79.2)	212.1	(291.3)

Net increase in cash and cash equivalents	$362.0	$(422.5)	$784.5
Cash and cash equivalents at beginning of period	$638.5	$624.1	$14.4

Cash and cash equivalents at end of period	$1,000.5	$201.6	$798.9

Operating Activities. The decrease in net cash provided by operating activities for the nine months of 2004 amounting to $673 million primarily reflects a $373 million decrease in cash flows from accounts receivable, net, principally resulting from the timing of collections of rebates receivable from pharmaceutical manufacturers. Also contributing to the decrease were lower retail pharmacy accounts payable due to lower retail volumes in 2004 compared to 2003 and the establishment of income taxes payable post spin-off in 2003, which were previously reflected in the intercompany transfer to Merck, net, under financing activities. In addition, net cash provided by operating activities for the nine months of 2003 reflect increased cash flows from pharmaceutical manufacturers associated with revised agreements effective in 2002, which upon initiation had required greater time for bill preparation and resulted in collections in 2003. During the third quarter of 2004, we reduced our deferred tax asset for client rebates payable to reflect accelerated tax deductibility, with an associated reduction in income taxes payable, having no effect on net cash provided by operating activities for the nine months of 2004.

Additionally, net cash from operating activities for the nine months of 2003 excluded various items paid to or by Merck on our behalf, such as tax payments made by Merck, and other items, which are reflected in the intercompany transfer from Merck, net, in our cash flows from financing activities. Amounts so reflected for taxes paid by Merck, which represent our federal income tax provision and state income tax provision in states where Merck filed a unitary or combined return, were $115 million for the nine months of 2003. Accordingly, our net cash from operating activities does not fully reflect what our cash flows would have been had we been a separate company during the full nine months of 2003. Subsequent to the August 19, 2003 spin-off date, tax payments are reflected in our net cash flows from operating activities.

Investing Activities. The decrease in net cash used by investing activities for the nine months of 2004 amounting to $38 million primarily results from reduced capital expenditures in 2004, which reflects operational leveraging of historical capital investments. We anticipate 2004 capital expenditures will not exceed $115 million. Purchases and proceeds from securities and other investments, which relate to investment activities of our insurance companies, were balanced in the nine months of 2004 and 2003.

Financing Activities. The decrease in net cash used by financing activities for the nine months of 2004 amounting to $212 million primarily results from 2003 activity associated with the spin-off, including the payment of $2.0 billion in cash dividends to Merck, net proceeds from long-term and short-term debt of $1,496 million and the settlement of the intercompany receivable from Merck. These transactions were partially offset by a $100 million pay down of outstanding debt in conjunction with the debt refinancing in the first quarter of 2004 and a $20 million scheduled principal payment made in the fiscal third quarter of 2004. On September 28, 2004, which is included in the fiscal fourth quarter of 2004, we paid down $80 million of the term loan facility, $20 of which was a required installment payment.

In the first quarter of 2004 we entered into interest rate swap agreements on $200 million of our fixed rate senior notes. These transactions were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing desired amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term.

For the quarter and nine months ended September 25, 2004, the weighted average interest rate on our indebtedness was 4.5% and 4.6%, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our credit facilities and interest rate swap agreements.

Total cash and short-term investments as of September 25, 2004 were $1,058 million, including $1,000 million in cash and cash equivalents. Total cash and short-term investments as of December 27, 2003 were $698 million, including $639 million in cash and cash equivalents.

Our debt covenants limit our ability to pay dividends and repurchase our own common stock, and our Tax Responsibility Allocation Agreement with Merck imposes conditions on our ability to repurchase shares of our common stock for a two year period subsequent to the August 2003 spin-off. The Company’s management is evaluating plans to repurchase shares of the Company’s common stock and/or pay dividends within the parameters allowed by the Company’s agreements and will review its recommendations with the Board of Directors. However, we have no immediate plans for stock repurchases or dividend payments.

We believe that our future cash flows from operations will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.

EBITDA

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income, and cash flows from operations, which measures actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our unaudited interim condensed consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004		September 27, 2003
Net income	$118.1	$100.3	$348.9		$307.5
Add (deduct):
Interest and other (income) expense, net	12.6	8.7	48.0	(1)	7.6	(2)
Provision for income taxes	79.2	71.4	235.7		218.8
Depreciation expense	45.7	47.1	157.5		139.1
Amortization expense	45.0	23.6	134.9		70.7

EBITDA	$300.6	$251.1	$925.0		$743.7

Adjusted prescriptions(3)	165.9	168.3	507.7		511.1

EBITDA per adjusted prescription	$1.81	$1.49	$1.82		$1.46

(1)	Includes a one-time write-off of deferred debt issuance costs amounting to $5.5 million in the first quarter of 2004 associated with the debt refinancing.

(2)	Excludes a one-time gain of $11 million from the sale in the first quarter of 2003 of a minority equity investment in a nonpublic company.
(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA per adjusted prescription increased by $0.32 or 21.5% and $0.36 or 24.7% for the third quarter and nine months of 2004, respectively, compared with the third quarter and nine months of 2003. Net income for the third quarter and nine months of 2004 exceeded the third quarter and nine months of 2003 by 17.7% and 13.5%, respectively. The growth rate for EBITDA per adjusted prescription for the quarter and nine months of 2004 exceeded the related net income growth rates primarily as a result of additional intangible asset amortization from the revised useful life, interest expense associated with the debt incurred in conjunction with the spin-off, as well as accelerated depreciation associated with aforementioned management decisions to realign pharmacy operations.

Contractual Obligations

As of September 25, 2004 we had contractual cash obligations for purchase commitments of $9.7 million for the remainder of 2004, which relate primarily to contractual commitments to purchase pharmaceutical inventory from a manufacturer. We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting machines and other operating equipment for use in our mail order pharmacies and computer equipment for use in our data center.

The following table presents certain of our contractual obligations as of September 25, 2004, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	2004	2005-2006	2007-2008	Thereafter
Long-term debt obligations, including current portion(1)	$1,280.0	$20.0	$160.0	$600.0	$500.0
Interest expense on long-term debt obligations(2)	355.4	13.9	104.8	90.1	146.6
Operating lease obligations	90.8	8.0	52.3	15.0	15.5
Purchase obligation	9.7	9.7	—	—	—

Total	$1,735.9	$51.6	$317.1	$705.1	$662.1

(1)	Long-term debt obligations exclude the $3.7 million unamortized discount on the senior notes and the fair value adjustment of $2.0 million associated with the interest rate swap agreements on $200 million of the senior notes.
(2)	The variable component of interest expense for the term loan facility and interest rate swap agreements is based on the London Interbank Offered Rate (“LIBOR”) at September 25, 2004.

As of September 25, 2004, we had letters of credit outstanding of $88.0 million, of which $85.5 million were issued under our senior secured revolving credit facility.

In addition, on September 28, 2004, which is included in the fiscal fourth quarter of 2004, we paid down $80 million of the term loan facility, $20 million of which was a required installment payment.

Pending Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Share-Based Payment – an amendment of FASB Statements No. 123 and 95.” Included in the exposure draft is a requirement whereby the compensation expense from stock options granted to employees is included in the consolidated statements of income. On October 13, 2004, the FASB held a meeting to discuss the exposure draft and agreed to delay the effective date of the final statement to interim or annual periods beginning after June 15, 2005. We will comply with the final statement when issued.

For further information regarding Medco’s stock-based compensation, please refer to Note 3 to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility. We also have interest rate swap agreements on a portion of our fixed rate senior notes that is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances outstanding and interest rate swap agreements as of September 25, 2004, which are subject to variable interest rates based on the LIBOR, would yield a change of approximately $2.5 million in annual interest expense.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of certain legal proceedings to which the Company is a party is contained in Note 11 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Such description includes the following recent developments:

On September 23, 2004, in connection with the previously disclosed action alleging violations of the federal False Claims Act filed by the U.S. Attorney’s Office for Eastern District of Pennsylvania, the court granted the Company’s motion to dismiss with respect to the government’s claims for active and constructive fraud, and dismissed that count with prejudice. The court denied the remainder of the Company’s motion.

On August 20, 2004, in connection with the previously disclosed shareholders’ derivative action filed against Merck, the Company and certain other defendants in the U.S. District Court for the District of New Jersey, the court granted the defendants’ motion to dismiss the complaint and dismissed the action with prejudice. The ruling is being appealed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

MEDCO HEALTH SOLUTIONS, INC.

Date: November 2, 2004	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman, President and
Chief Executive Officer

Date: November 2, 2004	By:	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and
Chief Financial Officer

Index to Exhibits

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002