Form 10-K
period 2004-12-25
MEDCO HEALTH SOLUTIONS INC
filed 2005-03-01
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

Commission File Number: 1-31312

MEDCO HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3461740
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Parsons Pond Drive, Franklin Lakes, NJ	07417-2603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 201-269-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 7.25% Senior Notes Due 2013	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 2004 was $9,780,420,908.

As of February 25, 2005, the registrant had 275,352,620 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Medco Health Solutions, Inc.’s Proxy Statement for its 2005 Annual Meeting are incorporated by reference in this Annual Report on Form 10-K in response to Part III (Items 10 through 14).

MEDCO HEALTH SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

We are one of the nation’s largest pharmacy benefit managers, and we provide sophisticated programs and services for our clients and the members of their prescription benefit plans, as well as for the physicians and pharmacies the members use. Our programs and services help our clients moderate the cost and enhance the quality of the prescription drug benefits they offer to their members. We accomplish this by providing pharmacy benefit manager (“PBM”) services through our own mail order pharmacies and our national networks of retail pharmacies. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. We have been an independent, publicly traded enterprise since we were spun off by Merck & Co., Inc., (“Merck”) on August 19, 2003. From November 18, 1993 through the spin-off, we were a wholly-owned subsidiary of Merck.

When “Medco,” “we,” “us” and “our” are used, we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries.

We operate in a competitive market in which clients seek to control the growth in the cost of providing prescription drug benefits to their members. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation of brand-name drugs and the introduction of new prescription medications. Our business model is designed to reduce the level of prescription drug cost increases, known as drug trend. The average drug trend for our clients’ plans that include both retail and mail order prescriptions amounted to 8.5% in 2004, 10.2% in 2003 and 12.9% in 2002. We help moderate this trend primarily by obtaining competitive discounts and rebates from pharmaceutical manufacturers, securing discounts from retail pharmacies, applying our sophisticated utilization management programs and efficiently administering prescriptions dispensed through our mail order pharmacies. We further contain costs for our clients and their members by encouraging the use of medically appropriate generic drugs through our generic education and substitution programs. Between 2005 and 2008, patents are expected to expire on brand-name drugs that generate aggregate U.S. sales of approximately $30 billion, representing a significant opportunity for further drug trend reduction.

In 2004, our mail order pharmacies dispensed 87.7 million prescriptions, approximately equal to the number of mail order prescriptions dispensed by the combined mail order operations of our two largest PBM competitors. We believe that our ability to consistently deliver high quality service while effectively managing drug costs for our clients and their members has made us a market leader.

The advanced technologies we have developed are instrumental to our ability to drive growth, improve service and reduce costs. Our technology platform is designed to seamlessly integrate prescription management in both mail order and retail with our client and member services. The cornerstone of our mail order technology is our single networked platform which connects prescription ordering functions at our prescription order processing pharmacies with our automated dispensing pharmacies in Willingboro, New Jersey and Las Vegas, Nevada. At our specialized call center pharmacies, our experienced service representatives and consulting pharmacists use advanced technology to speed service and provide members personalized prescription and health information. Our Internet and integrated voice-response phone technologies allow members to enroll for mail order service, submit a refill or renewal mail order prescription for processing, track the status of their mail order prescription, and locate in-network retail pharmacies in their area, along with other features. Advanced imaging technology enables service representatives to access an online image of a member’s prescription to address a member’s needs more efficiently. Our data center links our mail order pharmacy operations, including our call center pharmacies, the retail pharmacies in our networks, and our websites. The data center enables us to efficiently receive, process and administer claims and dispense prescription drugs with speed and accuracy. We have also deployed companywide reliability and change management and implementation programs that help drive excellence in execution across our operations, reducing our time to market with new capabilities and increasing our ability to implement error-free updates and client-oriented solutions within our information systems.

Our proprietary Internet solutions improve client and member service by facilitating prescription ordering and by providing important healthcare information and an efficient means of communication. We support distinct websites for clients, members and pharmacists that provide critical benefit information and interactive tools aimed at facilitating compliance with benefit plan goals and simplifying benefit administration. In 2004, we processed approximately 17 million prescription orders through our member website, a 25% increase over 2003.

Our innovative and flexible programs and services have enabled us to deliver effective drug trend management for our clients while, we believe, improving the quality of care for members. Our services focus on:

•	Providing customized plan design. We also offer ongoing consulting services and model clinical and financial outcomes for clients based on plan design and formulary choices. Our advanced information technologies, such as EXPERxT AdvisorTM, allow Medco professionals to design with clients the plan structure that best meets the clients’ benefit cost objectives while providing an optimized benefit to members of the clients’ plans. We recognize the diverse needs of different client groups as they relate to PBM plan design and administration, and have established customer groups designed to work with clients to ensure Medco provides solutions that satisfy the specific needs of the clients and their membership.

•	Offering the cost-saving advantages of mail order to our clients. Our clients benefit in the form of lower drug costs as a result of operating efficiencies yielded by our significant level of automation technology, the value from our scale in purchasing drugs at competitive discounts, and our ability to offer up to a 90-day supply of drugs as compared to a 30-day supply for most retail programs. The clients’ membership benefits from the convenience of mail order, the greater days supply, and generally lower co-payment requirements.

•	Actively identifying opportunities to increase the utilization of available generic drugs, which are considerably less expensive than brand-name drugs, and are also discounted more steeply to our clients and generally result in lower co-payments for the clients’ membership. Medco’s overall generic dispensing rate was 46.3% in 2004, compared to 43.8% in 2003 and 40.5% in 2002.

•	Enhancing formulary compliance through physician, client and member communications and education programs, including therapeutic brand-to-brand interchange programs directed toward physicians. The use of multi-tiered co-payment and other cost-sharing payment structures, and increased use of mail order further enhance formulary compliance. Higher levels of formulary compliance, combined with Medco’s overall scale, allow Medco to generate higher rebates on a per-prescription basis from brand-name pharmaceutical manufacturers, the majority of which are currently shared with our clients, which contributes to client drug trend reduction.

•	Offering a competitive specialty pharmacy program, which provides savings to our clients through the efficient distribution of these expensive medications used to treat patients with complex medical conditions. Specialty drugs often require special handling, dispensing and administration. The demand for specialty drugs and the array of specialty drugs offered are expected to grow considerably over the next several years. Many of these drugs will be sourced from biotechnology companies. Our recently announced agreement to acquire Accredo Health, Incorporated (“Accredo”) significantly enhances our capability to assist our clients in controlling the drug trend for these expensive drugs, while also providing enhanced levels of service to patients.

•	Effectively managing drug utilization, a key factor in controlling drug trend, through a wide range of trend management tools, including drug utilization review programs and rules governing the conditions under which drugs are covered. We also have clinically-based programs that identify particular categories of questionable drug claims based on rules that our clients use for coverage criteria. These rules have the potential to reduce unnecessary prescription utilization while disrupting fewer claims compared with more commonly used and less precise rules.

We have also been actively engaged in supporting the Medicare discount card program, and through our own Medco card and cards that are co-sponsored with our clients, we have provided prescription coverage and savings to over 900,000 Medicare members in 2004. We will continue to support this card program in 2005, and we are preparing to participate in the Medicare Part D program commencing in 2006, although there can be no assurance at this time that we would be able to do so on commercially acceptable terms.

In 2004, we administered approximately 503 million prescriptions; had net revenues in excess of $35 billion and net income of more than $481 million; and reported earnings before interest income/expense, taxes, depreciation and amortization, or EBITDA, of approximately $1,244 million. See Note 7 under Item 6, “Selected Financial Data,” for a further description of EBITDA and a table that reconciles net income to EBITDA. Our net income is driven by our ability to generate favorable discounts on generic prescription drugs dispensed in our mail order pharmacies, earn rebates and discounts on brand-name drugs; negotiate competitive client pricing including rebate sharing terms, administrative fees and price discounts; and provide services in a cost-efficient manner.

Business segment and geographic region information for each of 2004, 2003 and 2002 is set forth in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.

Industry Overview

PBMs emerged in the early 1980s, primarily to provide cost-effective drug distribution and claim processing for the healthcare industry. The PBM industry developed along with the significant growth of healthcare costs in the 1990s, as sponsors of benefit plans sought to more aggressively contain their costs. PBMs offered ways to influence both supply and demand. On the supply side, PBMs could leverage their buying power to secure purchase discounts and rebates from manufacturers and discounts from distributors, as well as generating discounts from retail pharmacies. On the demand side, PBMs could educate physicians on prescribing more cost-effective alternatives, and apply various clinical techniques to encourage client membership to implement improved utilization habits, such as the use of less-expensive generic drugs and mail order, without jeopardizing their drug therapy.

Areas of potential growth for the PBM industry include increased participation in available programs and services by existing clients, with a particular focus on mail order, as well as increased focus on the dispensing of specialty drugs and participation in the Medicare Part D benefit. We believe there is an opportunity to substantially increase the use of mail order pharmacies by members who use maintenance medications to treat chronic medical conditions.

Prescription drugs continue to be a rapidly growing component of healthcare costs in the United States. We believe the key contributors to drug trend include drug price inflation, significant advances in pharmaceutical and biotechnology research and development, the introduction of product line extensions and increased patient awareness.

Increased generic substitution is a key element of programs to reduce drug trend. Between 2005 and 2008 patents are expected to expire on brand-name drugs representing approximately $30 billion in annual sales in the United States, based on the current estimated release schedule. The majority of these expirations are expected to occur between 2006 and 2008. Generic substitution for drugs on which patents have expired is a significant factor in moderating drug trend. Initiatives by generic drug manufacturers combined with our ability to yield significant generic substitution within a short period of time has led to an acceleration of generic drug substitution following the end of a brand-name drug’s patent protection.

Business Strategy

Upon becoming an independent company in August 2003, Medco’s leadership team outlined a strategy for growth. The first steps in the execution of this strategy included a focus on further improving Medco’s core processes and drug trend management capabilities, the implementation of a client-centric organization dedicated to meeting the needs of our diverse client base, as well as maintaining a well-governed public enterprise. We enhanced Medco’s systems development processes through improved change management and implementation programs and reliability protocols, and continued enhancement to our integrated single-platform systems architecture. We also continued to strive to become a leader in transparency with our clients and the investing public by disclosing information on rebates earned and shared with clients.

The next phase of Medco’s strategy will focus on leadership in innovation in a drive to increase Medco’s differentiation from other PBM’s. Medco’s strategy will rely on the following:

•	Further technological innovation, particularly with regard to pharmacy and Internet automation, and our continuing efforts to improve the level of service we provide to our clients and their members, and maintenance of the highest levels of safety and convenience in our mail order services.

•	Further expansion of our specialty pharmacy model by providing new and creative services that reduce client drug cost, simplify the administrative process, and further enhance patient safety and convenience.

•	Additional advances in and benefits from Medco’s extensive prescription information resources, including the further application of EXPERxT AdvisorTM, an automated tool that provides real-time plan design modeling capability for our clients.

•	The execution of our next-generation clinical strategy, including improved information management and reporting, maximum flexibility, and analytical tools, including peer comparisons and modeling capabilities.

•	The successful continuation of Medco’s Medicare discount card program in 2005, as well as preparation to be an active participant in the 2006 Medicare Part D program.

•	Full implementation of Medco’s Client Solution Centers, which are designed to provide clients with real-time access to Medco experts through videoconferencing technology.

In order for the execution of our strategy to be successful, we must respond to both the common and unique needs of our clients, and we must develop scalable yet flexible capabilities and solutions that are affordable for our clients and profitable for us. This will include delivering high quality client and member service; leveraging our significant technology investments to drive growth, improving service and reducing costs; active pursuit of sources of growth from new clients and increased use of our value-added services, including our mail order pharmacies; and selectively making acquisitions, forming strategic alliances, and expanding into complementary, adjacent markets.

We believe we have several competitive advantages that enable us to deliver enhanced service to clients and their members while effectively managing drug trend. These advantages include our highly automated mail order pharmacy capability; our investments in other systems technologies, including the Internet; our extensive value-added programs and services offerings; and our comprehensive generic substitution programs that save our clients and their members money.

See “—Competition” below for a description of competition in the PBM industry.

Products and Services

To support our efforts to control prescription drug costs for our clients while supporting the appropriate use of prescription drugs, we offer a wide range of programs and services that help manage the cost, quality and administration of the prescription drug benefits that our clients offer to their members.

Plan Design

Our client teams take a consultative approach to assisting clients in their development and implementation of plan designs that suit their specific needs. Each client has access to the skills of various Medco professionals, including experienced clinical, financial and information technology specialists. Each client’s success in achieving the business objectives of its pharmacy benefit ultimately depends on the benefit plan design. These designs take into account formulary, pharmacy management, mail order initiatives, drug coverage and exclusion, and cost-share options and generic drug utilization initiatives, as well as applicable state and federal laws.

As an integral part of this consultative approach, our account teams use proprietary software tools that we have developed to model the effects of different plan designs based on historical data. One such tool is Medco’s EXPERxT AdvisorTM, which provides real-time plan design modeling capability for our clients. Clients can use the output from these models to judge the impact of specific plan design elements before they are implemented. In addition, the introduction of our Client Solution Centers in 2004 allows us to use videoconferencing technology to make Medco experts directly available to our clients, and to respond to clients more effectively. Our Client Solution Centers have helped us establish a new paradigm of client service.

The following are descriptions of key plan design elements:

Formulary Choice. A formulary is a list of plan-preferred drugs used to assist plan members and their physicians in the drug selection process. We work with our clients to develop formularies that deliver affordable access to the prescription drugs their members need to stay healthy while containing costs for our clients. Client savings are derived from our ability to support members and physicians in choosing clinically appropriate, but lower-cost alternatives, and from purchase discounts and rebates. Clients can choose from one of Medco’s standard formularies, or we can assist them in designing their own customized formulary. For standard formularies, our independent Pharmacy and Therapeutics Committee, which is further described below, reviews drugs for formulary inclusion based on clinical considerations.

Generic Options. Because generic drugs typically cost substantially less than brand-name drugs, incentives that encourage the preferential use of generic drugs, when clinically appropriate, can be an important part of a plan design. Clients can realize plan savings by implementing effective generic incentive programs in which members that choose generics instead of brand-name drugs benefit from lower co-payments.

Pharmacy Networks. Our clients can realize plan savings by carefully selecting a retail pharmacy network and by using our mail order service. In selecting a retail pharmacy network, clients generally consider the number and location of pharmacies in the network, the competitiveness of the reimbursement plan that the network offers and the quality of service and care provided to plan members.

Mail Advantage. Our Mail Advantage programs combine plan design features and communications to encourage our clients’ members to use mail order for maintenance prescriptions, which patients generally take over a protracted period of time. The use of mail order provides substantial savings for our clients through better prescription pricing, formulary compliance, and superior generic substitution performance. Also, our clients’ members benefit from generally lower annual co-payments, superior dispensing accuracy and greater convenience.

Coverage Rules. Coverage rules govern the conditions under which certain drugs are covered. We work with each client to understand their benefit philosophy, and make recommendations on the conditions under which certain drugs should be covered, and in what amounts. Our Coverage WorkStation software then helps clients, or us on their behalf, to efficiently administer their coverage rules.

Cost-share Decisions. Cost-share decisions govern the share of a drug’s cost that is paid by our clients or their members. We work with our clients to help them make cost-sharing decisions aligned with their benefit philosophy. A number of cost-share options exist, including tiered flat and percentage co-payments. When properly structured, cost sharing can encourage members to make more cost-effective prescription drug choices.

Plan Limitations and Exclusions. Our clinical experts work with clients to determine appropriate limitations and exclusions on coverage of some medications, including many associated with lifestyle choices. For example, some clients exclude coverage of treatments for impotence or baldness.

Clinical Management

We capitalize on our clinical expertise and advanced information technology infrastructure to help reduce client costs for prescription drugs in a medically appropriate manner, while striving to improve safety and the quality of care for members. We do this by developing action-oriented clinical programs and services based on clinical rationale reviewed by our Pharmacy and Therapeutics Committee. Our Pharmacy and Therapeutics Committee and Medical Advisory Board play an integral role in creating and administering our value-added programs and services. Our Pharmacy and Therapeutics Committee and Medical Advisory Board make decisions independently of us, and are each comprised of a distinguished independent group of clinicians. The Pharmacy and Therapeutics Committee guides us in maintaining a consistent and therapeutically appropriate approach to the clinical content of certain programs and services, including, for example, the development of formularies and coverage criteria. Our Medical Advisory Board reviews and evaluates the clinical relevance, quality and effectiveness of all our clinically oriented programs and services.

Once developed, these programs are integrated into a client’s pharmacy benefit plan. To monitor our success with these programs, we regularly report to clients on the success of our actions on their behalf, review their clinical and financial data, and consult with our clients to identify opportunities for improvement.

Clinical Information. We track experimental drugs and possible new indications for existing drugs while they are still in the research and development phase, as well as the timing of new generic and over-the-counter drugs. This allows us to anticipate how the introduction of new prescription drugs and patent expirations will impact plan design and formulary content options, and provides us lead time for the development of new programs and services for clients.

Clinical Decision Support Tools. Once a new prescription drug enters the market, our physicians and pharmacists use modeling software to provide clients with projections of drug spending under various scenarios. From the first day the new drug becomes available, we use proprietary rule-development workstations to make client-specific changes to a benefit plan’s formulary, and clinical rules to address the new drug’s utilization profile.

Clinical Programs. To help clients manage the quality of care and costs associated with prescription drugs, we offer clinical programs designed to assist providers and their members in making more cost-effective and evidence-based decisions regarding the use of prescription drugs.

We have introduced a variety of innovative clinical programs. One of these is our proprietary RationalMed service, an advanced patient safety program designed to improve patient care and lower total healthcare costs. RationalMed analyzes patients’ available prescription, inpatient and outpatient medical and laboratory records to detect medication and other safety issues, and engage physicians and pharmacists in making appropriate changes in care. Clients who participate in RationalMed can save money by reducing inappropriate and unsafe prescription use and avoiding unnecessary medical costs, including possible hospitalization. We offer RationalMed to health plans and plan sponsors, regardless of whether they are clients of our PBM business.

We perform drug utilization review (DUR), which is a systematic evaluation of individual and population use of prescription drugs, to identify and address over-use, under-use, and misuse of prescription drugs. We use patient profiles to perform DUR to alert pharmacists and physicians to possible issues, such as drug-drug interactions, drug-age problems, drug-pregnancy issues and opportunities to consider alternate therapies including generics and formulary preferred drugs. Concurrent DUR provides real-time online decision support for pharmacists at the time they are filling prescriptions and improves quality of care while lowering drug cost by reducing inappropriate dispensing. Retrospective DUR looks at prescription use over time to help identify and change patterns of prescribing and utilization that fail to comply with drug utilization guidelines, that are not formulary compliant, or that entail the prescribing of brand-name drugs where there may be medically appropriate generic equivalents.

We have rule-based programs that identify drug claims requiring physician review to determine whether the use or amount of certain drugs can be covered under our clients’ benefit plans. These programs reduce unnecessary costs from uncovered drug use while minimizing the impact on valid claims. The clinical basis for the criteria used to develop these rules is approved by our Pharmacy and Therapeutics Committee. Clients may choose to accept our recommendations for managing the benefit plan, or work with us to create their own program by choosing the rules optimally suited to their plan philosophy.

Health Education. We offer health education programs to health plans and plan sponsors to help their members with certain chronic conditions, better understand their conditions and comply with their prescribed drug therapies. Enrolled members receive educational information and clinical support through toll-free telephone access. We focus on illnesses that have high prevalence rates and high impact on clients in terms of drug and medical costs. These illnesses include asthma, cardiovascular disease, and diabetes. Clients benefit by having an informed membership that obtains better care and potentially avoids complications and higher medical costs in the future.

Our Partners for Healthy Aging® initiative focuses on senior members and supports them with literature and drug information printed in easy-to-read, large type and with customer service representatives specially trained in senior health issues.

Pharmacy Management

One of the core features of our PBM services is the management of prescription claims for our clients’ members.

Mail Order Service. Our mail order service is the industry’s largest in terms of the number of prescriptions dispensed. We dispensed approximately 88 million prescriptions in 2004 through our mail order pharmacies. For maintenance medications, mail order typically reduces costs for clients as a result of Medco’s purchasing scale, increased generic dispensing and higher rebates through enhanced formulary compliance. Many members prefer mail order for maintenance medications because they can receive up to a 90-day supply instead of a 30-day supply as commonly dispensed by retail pharmacies, and members also benefit from generally lower co-payments at mail order and the convenience of receiving their prescriptions in the mail. Members can place first-fill, refill and renewal orders through the mail. In addition, members can access resources necessary for first-fill prescription orders and can place refill or renewal orders easily online through our member website or through our integrated voice-response phone system.

Our mail order pharmacy infrastructure consists of nine mail order pharmacies throughout the United States, some of which provide multiple functions. Eight of the pharmacies engage in prescription order processing activities, four of the pharmacies engage in prescription dispensing activities, and one engages in special care pharmacy activities. In our prescription processing centers, our pharmacists focus on “front-end” pharmacy activities such as reviewing, recording and interpreting incoming prescriptions, screening for interactions based on each patient’s drug history and medical profile, resolving benefit and clinical issues with plan sponsors and physicians and then approving and routing the prescriptions to one of our four mail order dispensing pharmacies. In the four dispensing pharmacies, including our highly automated pharmacies in Willingboro, New Jersey and Las Vegas, Nevada, we focus on distribution processes such as prescription dispensing and pre-sorting for shipment to patients by mail or courier. All nine of our mail order pharmacies are electronically networked into our integrated systems platform. This approach to mail order operations allows us to optimize the value of our professional pharmacist services to meet the needs of members and ensure faster and smoother service, as well as maximize the efficiency of the dispensing function.

Our special care pharmacy located in our Columbus, Ohio facility is dedicated to the processing of specialty drug orders and the associated dispensing. Our recently announced agreement to acquire Accredo is expected to provide significant additional capacity in the specialty pharmacy area.

Retail Pharmacy Networks. We have contractual relationships covering approximately 60,000 independent and chain retail pharmacies that have agreed to participate in one or more of our retail network options. A network offers members access to a choice of pharmacies while providing clients with cost savings through contracted discount rates that we negotiate with retail pharmacies. In general, these rates for brand-name drugs are at a discount to the average wholesale price of the drug, which is a standard pricing unit used in the industry. In addition, we determine a maximum allowable cost for each type of generic drug. Our retail pharmacy network agreements also include professional dispensing fees to be paid to the pharmacy. Clients generally select a retail pharmacy network based on the number and location of pharmacies in the network and the competitiveness of the discounts that the network offers. Pharmacies in a network also agree to follow our policies and procedures designed to enhance specific performance standards regarding patient safety and service levels. Pharmacies in the network benefit, in turn, from increased member traffic and sales.

Following standard industry practice, retail pharmacies maintain online contact with us to process prescription drug claims. We confirm a member’s eligibility, determine the co-payment, update records as required, and conduct concurrent DUR to enhance patient safety. Representatives from our retail network function are available 24 hours a day, seven days a week to answer pharmacists’ questions and provide support for processing prescription claims.

Call Center Pharmacies. We operate five call center pharmacies, each of which is licensed as a pharmacy in the state in which it is located and is staffed by service representatives and pharmacists. Personnel at our call center pharmacies are available to answer questions and provide information and support to members 24 hours a day, seven days a week, for members using either our mail order service or our retail pharmacy network. Our call center pharmacies also provide information and services to physicians and pharmacists who service our clients’ members. Service representatives and pharmacists at our call center pharmacies use advanced imaging technology and other Internet capabilities to access prescription and health information when providing service to members and assist physicians in reducing costs through dose optimization, generic substitution and the interchange from non-formulary compliant drugs to clinically equivalent formulary compliant drugs.

We have on a limited basis outsourced some call handling capabilities to third-party vendors, including the management of inbound calls from retail pharmacies. Additionally, we have initiated work-at-home programs on a limited basis where appropriate for certain of our call center and pharmacy employees.

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

Integrated Generics Strategy. Our integrated generics strategy focuses on reducing our clients’ drug trend by increasing the use of generic medications, when clinically appropriate, in place of more expensive, brand-name medications. The strategy encompasses generic education, substitution, and interchange programs, as well as a host of other activities, including careful tracking of brand-name drugs scheduled to lose their patent protection. When patents for brand-name drugs expire, we act quickly to encourage physicians and members to use the new generic equivalent.

Our Generics First® program encourages the use of generics, where medically appropriate, among thousands of physicians across the country. Higher-utilization physicians receive periodic face-to-face informational visits from our specially trained pharmacists who discuss clinical guidelines for generics and facilitate the ordering of free samples of commonly prescribed generic medications from manufacturers. These pharmacists also provide educational brochures on the benefits of generics for patients in office waiting areas and exam rooms.

Physician Practice Summary Program. Through our Physician Practice Summary program, we are able to track physician prescribing histories and report summary and comparative data to both physicians and clients. This information, combined with meetings with physicians, is useful in encouraging physicians to improve the cost effectiveness of their prescribing practices.

e-Prescribing Connectivity Program. Through our e-Prescribing Connectivity program, physicians submit prescriptions using electronic prescription writing tools. Key objectives of the strategy include improved accuracy of information transmitted to the pharmacy, improved patient safety, and increased formulary compliance and generic usage. Physicians gain real-time access to a patient’s plan guidelines and prescription history to help prevent drug interactions and inappropriate therapies. Physicians also benefit from electronic prescribing because it simplifies the prescription process and, we believe, improves the quality of patient care.

We work closely with a variety of handheld and personal computer based technology providers in recruiting new physician users. We also encourage the use of an open-access system to ensure that standardized solutions are available for varying physician office requirements. In 2001, we formed RxHub LLC with AdvancePCS (now merged into Caremark Rx, Inc.) and Express Scripts, Inc. RxHub created a standardized electronic prescribing platform, enabling physicians to use electronic prescribing technology to link to pharmacies, PBMs and health plans.

Web-Based Services

We believe our web-based services are the most advanced and comprehensive in the PBM industry. Not only do we offer what we believe is the industry’s leading consumer website for members, we also offer sites for clients and retail pharmacists which provide interactive tools aimed at improving compliance with plan goals, simplifying benefit administration, and providing critical benefit and medical information.

Member-Oriented Web Services. Our member Internet capabilities are focused on keeping members informed about their prescription drug coverage while encouraging them to use safe, effective therapies that comply with their plan’s provisions.

Our member website provides members a broad set of features and capabilities, including:

•	the ability to process refill or renewal orders for mail service, provide resources necessary for first-fill prescriptions, as well as transfers from retail pharmacies to mail order;

•	access to prescription histories for both retail and mail order claims;

•	plan-specific drug information, including coverage guidelines and co-payment comparisons for brand and generic medications dispensed at either mail or retail;

•	member-specific messaging on benefit changes and updates;

•	dedicated online service representatives; and

•	a wide offering of personal health information and tools, including specialized e-health centers providing information concerning specific diseases.

Our member website was the first Internet pharmacy site to be certified by the National Association of Boards of Pharmacy. The site processed approximately 17 million prescription orders in 2004. The site also handled approximately 55 million member service inquiries in 2004.

Client-Oriented Web Services. Our client website provides clients online access to Medco’s proprietary tools for reporting, analyzing and modeling data, clinical- and decision-support, plan administration, including eligibility and claims reviews, the latest industry news, and easy submission and tracking of service requests. Clients who conduct their own member service can use our client website to update eligibility data and counsel members on all aspects of their pharmacy benefit, formularies, co-payments and coverage provisions, including the location of network retail pharmacies. Clients also have the ability to view detailed, consolidated claims for retail and mail order service and issue prior-authorization approval. We can tailor access to the specific needs of different users involved in managing the pharmacy benefit within the client organization, limiting access to information only to authorized individuals.

Pharmacist-Oriented Web Services. Our Pharmacist Resource Center is an online service for retail pharmacies that participate in our national networks. This service provides pharmacists with the latest information on new benefit plans, plan design changes, pricing information, drug recalls and alerts, as well as online access to our pharmacy services manual. Pharmacists can use this service to check patient eligibility, determine coverage and review claims status for plan members. The center also gives participating pharmacies e-mail access to our pharmacy services help desk.

Contractual Relationships

Our net revenues are principally derived from contracting with clients to provide prescription drugs to their members through our mail order pharmacies and our networks of contractually affiliated retail pharmacies. Our client contracts provide that a client will pay for drugs dispensed to its members at specified discounts to average wholesale prices, plus the applicable dispensing fee. Both the specified discounts to average wholesale prices and the applicable dispensing fee vary based on whether the drug dispensed is a brand-name drug or generic drug and whether the prescription is dispensed through a mail order or retail pharmacy. Clients may also pay an administrative fee per prescription dispensed for services we provide. These services comprise claims processing, eligibility management, benefits management, pharmacy network management and other related customer services. Client contracts may also provide that we will share with clients a portion or all of the rebates received from pharmaceutical manufacturers.

Additionally, many of our contracts with clients contain provisions that guarantee the level of service we will provide to the client or the minimum level of rebates or discounts the client will receive. Many of our client contracts also include guaranteed cost savings. These clients may be entitled to performance penalties or the right to terminate their contracts with us if we fail to meet a service or cost guarantee we provide to them. Clients that are party to these types of contracts represented, in aggregate, over 90% of our net revenues in 2004. Our clients are generally entitled to audit our compliance with their contracts and on occasion a client or former client has claimed that it overpaid us for our services based on the results of an audit.

Our contracts with pharmaceutical manufacturers provide us with rebates and fees for prescription drugs dispensed through our mail order pharmacies and retail pharmacy network, as well as discounts for prescription drugs we purchase and dispense from our mail order pharmacies. Rebates and fees are generally calculated as a percentage of the aggregate dollar value of all of a particular drug that we dispensed, based on the manufacturer’s published wholesale price for that drug. Rebates and fees are invoiced to the pharmaceutical manufacturer and paid to us on a quarterly basis. Although most rebates are payable on a product by product basis, some pharmaceutical manufacturers have agreed to pay rebates in respect of any given client only if all of the specified products of the manufacturer are included on that client’s formulary. Our contracts with pharmaceutical manufacturers generally give the manufacturer the right to audit our calculation of amounts billed to them. These contracts typically provide for two types of rebates:

•	formulary rebates, which are based on inclusion of the pharmaceutical manufacturer’s products on the formularies used by our clients and are typically calculated based on an agreed percentage of the aggregate wholesale price of all prescriptions dispensed for clients, which include the applicable pharmaceutical products on their formularies and do not subject such products to restrictions which are not applicable to competing brand-name products.

•	performance-based rebates, also known as market share rebates, which are based on our achieving various performance criteria, such as contractually specified market share levels.

We generally share a portion of rebates with our clients based on the provisions of the applicable client contract, and may also guarantee a minimum rebate per prescription dispensed to the client’s members. In some instances, rebates are passed back to a client’s members. For a further discussion of the rebates we receive, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies—Critical Accounting Policies.”

In addition to contracts with clients and pharmaceutical manufacturers, we have contractual relationships with independent and chain retail pharmacies that have agreed to participate in one or more of our retail networks. These retail pharmacies agree to dispense prescriptions for our clients’ members at discounted prices and, in exchange, we pay them for the contracted cost of drugs they dispense, net of co-payments, and an agreed upon professional fee.

Clients

We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the fiscal year ended December 25, 2004, our ten largest clients based on revenue accounted for approximately 44% of our net revenues, including UnitedHealth Group, our largest client, which represented approximately $6,500 million, or 18%, of our net revenues. No other client accounted for 10% or more of our net revenues in this period. Our failure to retain key clients or satisfy contractual provisions with key clients could adversely affect our financial condition, business and results of operations, including the impairment or accelerated amortization of intangible assets primarily associated with the value of our client relationships at the time of our acquisition by Merck and pushed down to our consolidated balance sheets. As a result of the loss of Independence Blue Cross in 2004 and the loss of the Federal Employees Health Benefit Plan effective January 2005, as well as the loss of other clients in 2004 that were in our client base at the time of the Merck acquisition, we re-evaluated the weighted average useful life of our intangible asset. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years, with the annual intangible asset amortization expense, a non-cash item, increasing to $180 million in 2004 from $94 million in 2003.

Mail Order Service Suppliers

We maintain an extensive inventory in our mail order pharmacies of brand-name and generic pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either directly from our primary wholesaler, AmerisourceBergen Corp., which accounted for approximately 58% of our 2004 drug purchases, or from manufacturers. Most of the purchases from the primary wholesaler were for brand-name pharmaceuticals. Generic pharmaceuticals are generally purchased directly from manufacturers. Except to the extent that brand-name drugs are available to the market exclusively through the manufacturer, we believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available.

Competition

Competition in the PBM industry is intense. We compete primarily on the basis of our ability to design and administer innovative programs and services that provide a flexible, high quality, affordable prescription drug benefit management offering to our clients and their members. We believe plan sponsors generally consider the following key competitive factors:

•	quality of service for clients and members;

•	ability to moderate client prescription drug cost;

•	proven history in negotiating favorable financial discounts and rebates from pharmaceutical manufacturers and retail pharmacies;

•	scope and effectiveness of clinical expertise in designing plans and programs;

•	use of technology to deliver information and services to clients and members;

•	scale to administer plans with both regional and national coverage; and

•	financial stability.

We compete with a wide variety of companies for business in client categories broadly defined as Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. Competitors include companies that offer pharmacy benefit management services, such as stand alone PBM companies, companies that offer pharmacy benefit management services as well as other managed care or health insurance services, companies that offer specialty pharmacy services, claims processing companies and others.

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

We have standard operating procedures and controls designed to assist in ensuring compliance with existing contractual requirements and state and federal law. We diligently monitor and audit our adherence to these procedures and controls, and we take prompt corrective and disciplinary action when appropriate.

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

Among the federal and state laws and regulations that affect aspects of our business are the following:

Regulation of Our Pharmacy Operations. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Our mail order pharmacy operations are located in eight states and dispense drugs throughout the United States. Eight of the pharmacies engage in order processing activities, four of the pharmacies engage in prescription dispensing activities, and one engages in special care pharmacy activities. In addition, we operate five call center pharmacies that provide extensive support and counseling to members using either our mail order dispensing pharmacies or our retail pharmacy network. Each of our dispensing pharmacies, prescription processing centers and call center pharmacies must be licensed in the state in which it is located. Our pharmacies are located in Florida, Nevada, New Jersey, Ohio, Pennsylvania, Texas, Virginia and Washington. In some of the states where our dispensing pharmacies are located, state regulations require compliance with standards promulgated by the United States Pharmacopeia, or USP, a nonprofit organization whose members represent the healthcare professions, industry, government and academia. USP creates standards in the packaging, storage and shipping of pharmaceuticals. We believe that each of our pharmacies has the appropriate licenses required under the laws of the state in which it is located and that we conduct our pharmacy operations in accordance with the laws and regulations of these states.

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

Federal agencies further regulate our pharmacy operations. Pharmacies must register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA (Food and Drug Administration) inspects facilities in connection with procedures to effect recalls of prescription drugs. The FTC (Federal Trade Commission) requires mail order sellers of goods to engage in truthful advertising and, generally, to stock a reasonable supply of the product to be sold, to fill mail orders within 30 days and to provide customers with refunds when appropriate. The U.S. Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations. The U.S. Postal Service historically has exercised this statutory authority only with respect to controlled substances. If the U.S. Postal Service restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive.

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

In addition, many states have laws or regulations that govern ancillary healthcare organizations, including preferred provider organizations and companies that provide utilization review and related services. The scope of these laws differs significantly from state to state, and the application of these laws to the activities of PBMs is often unclear. We have registered under these laws in states in which we have concluded, after discussion with the appropriate state agency, that registration is required. These regulations generally require annual or more frequent reporting and licensure renewals and impose other restrictions or obligations affecting PBM services. Changes in these regulations could adversely affect our business, profitability and growth prospects.

Consumer Protection Laws. Most states have consumer protection laws designed to assure that information provided to consumers is adequate, fair and not misleading. We believe that our practices conform to the requirements of state consumer protection laws. However, we may be subject to further scrutiny under these laws as they are often interpreted broadly.

Antitrust Laws. In 1999, the FTC entered an order to resolve its antitrust concerns resulting from Merck & Co., Inc.’s (“Merck”) acquisition of us in 1993. Among other things, the order requires us to maintain an open formulary that consists of drugs selected and approved by the Pharmacy and Therapeutics Committee. The order also requires that we accept, and accurately reflect on the open formulary, all concessions offered by any other manufacturer of pharmaceutical products. We and Merck also agreed pursuant to the order not to share certain proprietary or other non-public pricing information received from the other’s competitors unless such information is required for legal or auditing purposes.

Network Access Legislation. As part of our PBM services, we form and manage pharmacy networks by entering into contracts with retail pharmacies. A significant number of states have adopted legislation that may affect our ability to limit access to our retail pharmacy networks or to remove retail pharmacies from a network. This type of legislation, commonly known as “any willing provider” legislation, may require us or our clients to admit into our networks and retain any retail pharmacy willing to meet the price and other terms of our clients’ plans. To date, these statutes have not had a significant impact on our business because, for most of our clients, we administer large networks of retail pharmacies and will admit any licensed pharmacy that meets our network’s terms, conditions and credentialing criteria, including adequate insurance coverage and good standing with the relevant state regulatory authorities.

Proposals for Direct Regulation of PBMs. Legislation directly regulating PBM activities in a comprehensive manner has been introduced recently in a number of states. These legislative initiatives have the support of associations representing independent pharmacies. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. If enacted in a state in a form that is applicable to the operations we conduct there, this type of legislation could materially adversely impact us. Georgia has enacted a statute requiring PBMs engaged in the practice of pharmacy to obtain a Georgia pharmacy license. Compliance with this statute has not had a material impact on us. South Dakota has enacted a statute requiring PBMs to license as TPAs and imposing certain disclosure obligations. Medco is considering the implications of these requirements on potential business in South Dakota. Maine and the District of Columbia each has enacted a statute imposing fiduciary and disclosure obligations on PBMs; however, the U.S. District Court in Maine and District of Columbia, respectively, each has preliminarily enjoined enforcement of these statutes.

ERISA Regulation. We provide PBM services to a number of different corporations and other sponsors of health plans. These plans are subject to ERISA (the Employee Retirement Income Security Act of 1974), which regulates employee pension benefit plans and employee welfare benefit plans, including health benefit and medical plans.

ERISA imposes duties on any person that is a fiduciary with respect to a plan that is subject to ERISA. We administer pharmacy benefit plans according to the plan design choices made by the plan sponsor. We believe that our activities are sufficiently limited that we are not a fiduciary except in those instances in which we have expressly contracted to act as a fiduciary for the limited purpose of addressing benefit claims and appeals, including our program to meet the Department of Labor regulations for claims payment and member appeals.

Since December 1997, a number of lawsuits have been filed against us, alleging that we should be treated as a “fiduciary” under ERISA and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs. For further information on this litigation and the proposed settlement, see Note 12, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Anti-Kickback Laws. Subject to certain exceptions, federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal healthcare program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal healthcare programs. These laws are commonly referred to as anti-remuneration or anti-kickback laws. Several states also have similar laws, known as “all payor” statutes, which impose anti-kickback prohibitions on services not covered by federal healthcare programs. Sanctions for violating these federal and state anti-kickback laws may include criminal and civil sanctions and exclusion from participation in federal healthcare programs. Anti-kickback laws vary between states, and courts have rarely interpreted them. However, where courts have reviewed these laws, they have generally ruled that contracts that violate anti-kickback laws are void as a matter of public policy.

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

We believe that we substantially comply with the legal requirements imposed by these laws and regulations, and that our programs do not involve practices that the OIG has questioned. However, on September 29, 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint against us alleging violations of the federal False Claims Act and asserting other legal claims. On December 9, 2003, the U.S. Attorney’s Office filed an amended complaint, which added two former employees of the Company as defendants and, among other additional legal claims, asserted a claim against the Company under the Public Contracts Anti-Kickback Act for allegedly making improper payments to health plans to induce such plans to select the Company as a PBM for government contracts. On November 17, 2004, the complaint against one of our former employees was dismissed without prejudice. The government did not re-file its complaint against this former employee. See Note 12, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Regulation of Financial Risk Plans. Although the administration of fee-for-service prescription drug plans by PBMs is not subject to insurance regulation by the states, a few clients seek to limit their exposure in providing prescription drug benefits. In order to provide “stop-loss” insurance to our clients who seek to limit their risk under fee-for-service drug plans, we own three insurance companies: Medco Containment Insurance Company of New Jersey; Medco Containment Insurance Company of New York; and Medco Containment Life Insurance Company. These subsidiary insurance companies are licensed in 48 states and the District of Columbia and are subject to extensive regulatory requirements imposed under the insurance laws of the states in which they are domiciled as well as those in which they have obtained licenses to transact insurance business. To date, these insurance subsidiaries only underwrite risk in connection with our own PBM services and do not represent a separate line of business. Historically, we have provided services to a limited number of our clients through these insurance companies. Premiums paid to the insurance companies and the losses incurred under the insurance coverage during this period were not material to our financial results. Our plans to participate in the Medicare Part D prescription drug benefit may involve an expanded role for these three insurance companies. In that case, we would be required to comply with the extensive, detailed requirements of a variety of insurance laws and regulations.

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

HHS adopted Privacy Standards under HIPAA that require covered entities to make available certain rights to individuals, including the right to receive notice of privacy practices describing how their health information may be used or disclosed, the right to access to a copy of health information maintained by the covered entity, the right to request amendment to such health information, the right to an accounting of certain disclosures of health information, and certain rights to request restrictions on how their health information may be used or disclosed. Additionally, the Privacy Standards specifically define permitted uses and disclosures of an individual’s health information, including for purposes of treatment, payment and healthcare operations, and generally require that a covered entity obtain valid written authorization from the individual for other uses and disclosures. The Privacy Standards require covered entities to establish administrative safeguards, including appointment of a privacy official, adoption of policies and practices to assure compliance with the HIPAA standards and to limit use or disclosure of health information in many cases to the minimum amount necessary to accomplish an activity permitted by the Privacy Standards. Our pharmacy operations are covered entities which are directly subject to these requirements. In our role as a manager of the prescription benefit, we are a business associate of health plan clients which are covered entities subject to the Privacy Standards. We have invested considerable time and resources modifying and maintaining our systems, policies and procedures in order to comply with our obligations under the HIPAA regulations as a covered entity and maintaining capabilities to support compliance by health plan clients.

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

HHS has adopted Security Standards, National Health Care Provider Identifier Standards and National Employer Identifier Standards under HIPAA with compliance dates beginning April 21, 2005. We have assessed or are in the process of assessing the requirements under these regulations and have taken or will take the steps needed to comply prior to the required date.

Sanctions for failing to comply with HIPAA standards include criminal and civil penalties. If we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for significant damages, fines or penalties.

Regulation Applicable to Clients. We provide services to insurers, managed care organizations, Blue Cross/Blue Shield plans and many others whose ability to offer a prescription benefit may be subject to regulatory requirements and constraints under a number of federal or state regulations. While we may not be directly subject to these regulations, they can have a significant impact on the services we provide our clients.

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

Managed Care Reform. The federal government has proposed, and several state governments have proposed or enacted, “Patients’ Bill of Rights” and other legislation aimed primarily at improving the quality of care provided to individuals enrolled in managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care, as well as mandate the content of the appeals or grievance process when a health plan member is denied coverage. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by a few states to date vary greatly, and the extent to which future legislation may be enacted is uncertain. However, these initiatives could significantly impact the managed care and pharmaceutical industries.

Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans. The federal Medicaid rebate statute provides that manufacturers must provide rebates on all drugs purchased by the Medicaid program. Manufacturers of brand-name products must provide a rebate equivalent to the greater of (a) 15.1% of the “average manufacturer price,” or AMP, to wholesalers for products distributed to the retail class of trade and (b) the difference between AMP and the “best price” to customers other than the Medicaid program, with certain exceptions. Some manufacturers may see these policies as a disincentive to offering rebates or discounts to private purchasers, including the plans we represent.

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

Recently, the federal government has increased its focus on methods drug manufacturers employ to develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to many payment formulas, the use of Average Wholesale Price, or AWP, as a standard pricing unit throughout the industry, has been criticized as not accurately reflecting prices actually charged and paid at the wholesale or retail level. The Department of Justice is currently conducting, and the House Commerce Committee has conducted, an investigation into the use of AWP for federal program reimbursement, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs. These proposals and other legislative or regulatory adjustments that may be made to the program for reimbursement of drugs by Medicare and Medicaid, if implemented, could affect our ability to negotiate discounts with pharmaceutical manufacturers. In addition, they may affect our relations with pharmacies and health plans. In some circumstances, they might also impact the reimbursement that we receive from managed care organizations that contract with government health programs to provide prescription drug benefits or otherwise elect to rely on the revised pricing information. Furthermore, private payers may choose to follow the government’s example and adopt different drug pricing bases. This could affect our ability to negotiate with plans, manufacturers and pharmacies regarding discounts and rebates.

Medicare Prescription Drug Benefit. On December 8, 2003, President Bush signed into law H.R. 1, the “Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (P.L. 108-173) (the “MMA”). The MMA offers far-reaching changes to the Medicare program, including changes to the current Medicare+Choice program, administrative and contracting reforms, changes to Medicare provider reimbursement and the creation of a new type of health savings account. Most notably, the MMA establishes a new Medicare Part D outpatient prescription drug benefit for the approximately 35 million Americans who are age 65 and older, the most significant change to healthcare coverage for senior citizens since the inception of Medicare nearly 40 years ago. Starting January 1, 2006, senior citizens will have the opportunity to enroll in Medicare Part D.

On January 21, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued final rules implementing the portions of the MMA relating to Prescription Drug Plans. Although we are continuing to assess the impact that Medicare Part D will have on our clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members, our clients will have a variety of options to consider for providing drug coverage to their retirees. For example, following the inception of Medicare Part D, our clients may continue to provide primary coverage for their Medicare-eligible members and receive a government subsidy if the client’s plan is actuarially equivalent to standard Medicare Part D coverage. We have filed a notice of intent to apply to CMS to become a nationwide Medicare Part D Prescription Drug Plan (PDP) sponsor. We expect to participate in the Medicare program in two ways: supporting our health plan clients through their Medicare Advantage programs, and supporting other clients applying to be a Medicare Part D sponsor by serving as the pharmacy benefit manager using CMS-approved tools and infrastructure; and assisting employer clients in continuing to offer a traditional retiree prescription drug benefit that qualifies for the federal subsidy, and offering alternative approaches for employers to save under the MMA. In either case, Medco will be required to comply with the extensive, detailed requirements of the Medicare laws and regulations which could have a significant impact on our operations, products and services.

State Prescription Drug Assistance Programs. Many states are also considering establishing or expanding state drug assistance programs that would increase access to drugs by those currently without coverage. We are not able to assess at this time whether any of these state proposals will be enacted, how they would address drug cost, how they would coordinate with the Medicare prescription drug legislation discussed above, the coordination of benefits with other coverage or the role of pharmacy benefit management. We are also not able to assess any impact such a benefit would have on the decision of any of our clients to offer a prescription drug benefit.

Federal Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws targets false claims and fraudulent billing activities. One of the most significant is the federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. The U.S. Attorney’s office for the Eastern District of Pennsylvania has filed a complaint against us alleging violations of the federal False Claims Act and similar state laws and asserting other legal claims. See Note 12, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Drug Importation. In the face of escalating costs for employers providing a prescription drug benefit for their employees, and uninsured individuals seeking to lower their drug costs, the issue of importing drugs from Canada or other foreign countries has received significant attention. Drug importation, sometimes called drug re-importation, occurs when prescription medicines from other countries are imported for personal use or commercial distribution. Our clients have expressed interest in the potential of drug importation to reduce their drug benefit costs. Individual importation activities are generally prohibited under U.S. law, and the FDA has issued warnings to a number of entities seeking to promote or facilitate systematic importation activities. However, there has been considerable legislative and political activity seeking to change the FDA requirements to enable drug importation, and we are evaluating appropriate actions if such legislation were to be enacted.

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

Employees

As of December 25, 2004, we had approximately 13,000 full-time employees and approximately 500 part-time employees. We have collective bargaining agreements covering approximately 50% of our employees. These agreements expire at various dates through October 2009. Specifically, approximately 5,700 employees at our facilities in Florida, Nevada, New Jersey, Ohio, Pennsylvania, Texas and Washington are covered by collective bargaining agreements with the Paper, Allied-Industrial, Chemical & Energy Workers International Union, AFL-CIO (American Federation of Labor – Congress of Industrial Organizations), approximately 800 employees at our Nevada call center and New Jersey claims processing and card production facilities are covered by collective bargaining agreements with the Retail, Wholesale and Department Store Union, U.F.C.W. (United Food and Commercial Workers), AFL-CIO, approximately 300 pharmacists at our Columbus, Ohio pharmacy facility are represented by the Association of Managed Care Pharmacists, and approximately 100 maintenance and quality response technicians at our Willingboro, New Jersey pharmacy are represented by the International Union of Operating Engineers, AFL-CIO. Contracts for approximately 1,500 employees covered by collective bargaining agreements are scheduled to expire in 2005. We have not experienced any work stoppages in more than seven years and consider our relations with our employees and their unions to be good.

Available Information

Medco files annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document Medco files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Medco’s electronic SEC filings are available to the public at http://www.sec.gov.

Medco’s public Internet site is http://www.medco.com. Medco makes available free of charge through its Investor Relations Internet site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Medco also makes available through its Investor Relations Internet site statements of beneficial ownership of Medco’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. In addition, Medco currently makes available on its Investor Relations website its most recent proxy statement and its most recent annual report to stockholders.

Item 2. Properties.

We own or lease 56 facilities throughout the United States and the Commonwealth of Puerto Rico. We believe our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our existing facilities contain an aggregate of approximately 2,800,000 square feet. Our corporate headquarters office is located in Franklin Lakes, New Jersey and accommodates our executive, client support, operations support, financial, legal, and clinical support staff.

Our mail order pharmacy infrastructure consists of nine mail order pharmacies throughout the United States, some of which provide multiple functions. Eight of the pharmacies engage in prescription order processing activities, four of the pharmacies engage in prescription dispensing activities, and one engages in special care pharmacy activities. In our prescription processing pharmacies, we receive and record prescriptions, conduct clinical reviews, contact physicians to resolve any questions and then approve and route the prescriptions to one of our four dispensing pharmacies. In the four dispensing pharmacies, two of which are our automated pharmacies in Willingboro, New Jersey and Las Vegas, Nevada, we dispense the medication and then pre-sort for shipment to members by mail or courier. Our special care pharmacy practice provides an enhanced level of personalized service to patients taking specialty medicines. We also operate five call center pharmacies with access 24 hours a day, seven days a week to respond to calls from our clients, their members, retail pharmacists and physicians.

The following table provides summary information on our principal facilities:

Location	Owned/ Leased	Approximate Square Footage	Type
Franklin Lakes, NJ	Owned	652,000	Corporate headquarters
Montvale, NJ	Leased	140,000	Corporate office
Waukesha, WI	Leased	52,000	Corporate office
Fair Lawn, NJ	Leased	77,000	Data center
Willingboro, NJ	Owned	271,000	Automated dispensing pharmacy
Las Vegas, NV	Owned	215,000	Prescription processing pharmacy, automated dispensing pharmacy
Columbus, OH	Owned	135,000	Prescription processing pharmacy, dispensing pharmacy, special care pharmacy
Tampa, FL	Leased	143,000	Prescription processing pharmacy
Fairfield, OH	Owned	100,000	Prescription processing pharmacy
Fort Worth, TX	Leased	83,000	Prescription processing pharmacy
North Versailles, PA	Leased	39,000	Prescription processing pharmacy
Liberty Lake, WA	Owned	25,000	Prescription processing pharmacy
Richmond, VA	Leased	3,000	Prescription processing pharmacy, dispensing pharmacy
Tampa, FL	Leased	124,000	Call center pharmacy
Dublin, OH	Leased	92,000	Call center pharmacy
Irving, TX	Leased	62,000	Call center pharmacy
Columbus, OH	Owned	48,000	Call center pharmacy
Henderson, NV	Leased	41,000	Call center pharmacy

Insurance

We maintain insurance coverage with such deductibles and self-insurance that management considers adequate for our needs under current circumstances, including product and professional liability coverage of $40 million per individual claim. Such coverage reflects market conditions (including cost and availability) existing at the time coverage is written. Our PBM operations, including for example the dispensing of prescription drugs by our mail order pharmacies, may subject us to litigation and liability for damages. Historically, we have not had any product or professional liability claims that have exceeded our insurance coverage amount, and any claims have not been material. We believe that our insurance coverage protection for these types of claims is adequate. However, we might not be able to maintain our professional and general liability insurance coverage in the future, and insurance coverage might not be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect on our financial condition and results of operations. We believe that most of the claims described in Note 12, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are unlikely to be covered by insurance. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Relating to Our Business—We may be subject to liability claims for damages and other expenses that are not covered by insurance.”

Item 3. Legal Proceedings.

A description of certain legal proceedings to which we are a party is contained in Note 12, “Commitments and Contingencies” and Note 13, “Subsequent Events,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form

10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol MHS. The following table sets forth the range of high and low common stock market prices for fiscal 2004 and 2003:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2004
High	$40.35	$37.50	$38.00	$39.25
Low	$29.40	$29.58	$32.20	$30.90

2003
High	$38.00	$27.70	N/A*	N/A*
Low	$24.15	$20.50	N/A*	N/A*

*	Not applicable.

On February 14, 2005, the closing market price of our common stock on the NYSE was $43.80 and there were 142,501 shareholders of record. We have no immediate plans for stock repurchases or dividend payments.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial and operating data. The selected historical financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (in millions, except for per share data and per adjusted prescription data):

As Of And For Fiscal Years Ended	December 25, 2004	December 27, 2003	December 28, 2002	December 29, 2001	December 30, 2000(2)
Consolidated statement of income data:
Product net revenues(1)	$35,024.4	$33,913.1	$32,573.0	$28,709.3	$21,979.2
Service revenues	327.5	351.4	385.5	361.3	287.1

Total net revenues(1)	35,351.9	34,264.5	32,958.5	29,070.6	22,266.3

Cost of operations:
Cost of product net revenues(1)	33,496.6	32,552.7	31,483.9	27,601.1	21,010.8
Cost of service revenues	132.8	189.7	173.8	185.6	143.4

Total cost of revenues(1)	33,629.4	32,742.4	31,657.7	27,786.7	21,154.2
Selling, general and administrative expenses	676.4	686.4	587.7	578.4	483.1
Amortization of goodwill	—	—	—	106.9	103.3
Amortization of intangibles	179.9	94.3	84.9	84.9	84.0
Interest and other (income) expense, net	59.9	12.7	7.9	(4.6)	(5.8)

Total cost of operations	34,545.6	33,535.8	32,338.2	28,552.3	21,818.8

Income before provision for income taxes	806.3	728.7	620.3	518.3	447.5
Provision for income taxes	324.7	302.9	258.7	261.7	230.7

Net income	$481.6	$425.8	$361.6	$256.6	$216.8

Earnings per share data:(3)
Basic earnings per share	$1.77	$1.58	$1.34	$0.95	$0.80
Shares used in computing basic earnings per share	271.9	270.1	270.0	270.0	270.0

As of and for Fiscal Years Ended	December 25, 2004	December 27, 2003	December 28, 2002	December 29, 2001	December 30, 2000(2)
Diluted earnings per share	$1.75	$1.57	$1.34	$0.95	$0.80
Shares used in computing diluted earnings per share	274.7	270.8	270.0	270.0	270.0
Pro forma presentation assuming SFAS 142 was in effect for all periods:(4)
Pro forma income before provision for income taxes	$806.3	$728.7	$620.3	$625.2	$550.8
Provision for income taxes	324.7	302.9	258.7	261.7	230.7

Pro forma net income	$481.6	$425.8	$361.6	$363.5	$320.1

Pro forma basic earnings per share	$1.77	$1.58	$1.34	$1.35	$1.19
Pro forma diluted earnings per share	$1.75	$1.57	$1.34	$1.35	$1.19
Consolidated balance sheet data:
Working capital(5)	$1,675.9	$1,155.0	$1,171.5	$724.4	$868.3
Goodwill, net	$3,310.2	$3,310.2	$3,310.2	$3,310.2	$3,419.6
Intangible assets, net	$2,140.6	$2,320.5	$2,414.8	$2,499.7	$2,584.6
Total assets	$10,541.5	$10,263.0	$9,922.5	$9,251.8	$8,914.8
Total debt(6)	$1,192.9	$1,396.1	$—	$—	$—
Deferred tax liabilities	$1,030.2	$1,177.5	$1,197.7	$1,154.2	$1,144.1
Total stockholders’ equity	$5,719.4	$5,080.0	$6,635.6	$6,268.3	$6,358.3
Supplemental information:
EBITDA(7)	$1,243.7	$1,035.7	$885.6	$836.6	$730.9
EBITDA per adjusted prescription(7)	$1.83	$1.50	$1.24	$1.22	$1.26
Net cash provided by operating activities	$711.5	$1,123.9	$470.3	$658.8	$365.5
Net cash used by investing activities	$(101.9)	$(119.1)	$(240.4)	$(330.2)	$(415.0)
Net cash (used by) provided by financing activities	$(102.6)	$(380.7)	$(231.8)	$(340.9)	$67.1
Prescriptions administered	502.9	532.0	548.2	537.2	451.9
Mail order	87.7	78.1	81.7	74.7	65.1
Retail	415.2	453.9	466.5	462.5	386.8

Notes to Selected Historical Consolidated Financial and Operating Data:

(1)	Includes retail co-payments of $6,773 for 2004, $6,850 for 2003, $6,457 for 2002, $5,537 for 2001 and $4,036 for 2000.
(2)	53-week fiscal year.
(3)	In May 2002, we converted from a limited liability company wholly-owned by Merck to a corporation, then wholly-owned by Merck, and issued 270,000,000 shares of $0.01 par value common stock. The financial information for fiscal 2002, fiscal 2001 and fiscal 2000 reflects this transaction as if it had occurred as of the beginning of fiscal 2000.
(4)	Effective December 30, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), under which we ceased amortizing goodwill. This pro forma financial information presents the impact of adopting SFAS 142 as if it had been adopted for all periods prior to that date. The December 25, 2004, December 27, 2003 and the December 28, 2002 financial results already reflect the adoption of SFAS 142 and therefore no pro forma adjustment is necessary.
(5)	Calculated as current assets less current liabilities.
(6)	We had no debt outstanding prior to August 12, 2003.
(7)	EBITDA consists of earnings before interest income/expense, taxes, depreciation and amortization. We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income, and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of our EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription reflects the level of efficiency in the business model and is further impacted by changes in prescription mix between retail and mail, as well as the relative representation of brand-name and generic drugs.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

For Fiscal Years Ended	December 25, 2004		December 27, 2003		December 28, 2002		December 29, 2001	December 30, 2000
Net income	$481.6		$425.8		$361.6		$256.6	$216.8
Add (deduct):
Interest and other (income) expense, net	59.9	(1)	23.7	(2)	7.9	(3)	(4.6)	(5.8)
Provision for income taxes	324.7		302.9		258.7		261.7	230.7
Depreciation expense	197.6		189.0		172.5		131.1	101.9
Amortization expense	179.9		94.3		84.9		191.8	187.3

EBITDA	$1,243.7		$1,035.7		$885.6		$836.6	$730.9

Adjusted prescriptions(4)	678.3		688.2		711.6		686.6	582.1

EBITDA per adjusted prescription	$1.83		$1.50		$1.24		$1.22	$1.26

(1)	Includes a one-time write-off of deferred debt issuance costs amounting to $5.5 million in the first quarter of 2004 associated with the debt refinancing.
(2)	Excludes a one-time gain of $11 million from the sale in the first quarter of 2003 of a minority equity investment in a nonpublic company.
(3)	Includes approximately $11 million of interest rate swap termination costs and debt issuance costs expensed in the second quarter of 2002.
(4)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are one of the nation’s largest pharmacy benefit managers, and we provide sophisticated programs and services for our clients and the members of their pharmacy benefit plans, as well as for the physicians and pharmacies the members use. Our programs and services help our clients control the cost and enhance the quality of the prescription drug benefits they offer to their members. We accomplish this by providing pharmacy benefit management services through our national networks of retail pharmacies and our own mail order pharmacies. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. We have been an independent, publicly traded enterprise since we were spun off by Merck & Co., Inc., (“Merck”) on August 19, 2003. From November 18, 1993 through the spin-off, we were a wholly-owned subsidiary of Merck.

We operate in a competitive market as clients seek to control the growth in the cost of providing prescription drug benefits to their members. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name drugs, increases in the number of prescriptions utilized, and the introduction of new products from pharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention throughout the United States as they contribute significantly to the rise in the national cost of healthcare. Our business model is designed to reduce this rate of drug trend for our clients, which has declined steadily to 8.5% in 2004, compared to 10.2% in 2003 and 12.9% in 2002.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients are paramount to our success; the retention of these clients and winning new clients poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will also hinge on our ability to continue to provide innovative and competitive services to our clients, and will further benefit from our active participation in the Medicare Part D benefit, and continued expansion in the field of specialty pharmacy. On February 23, 2005, we announced a definitive agreement to acquire Accredo Health, Incorporated (“Accredo”), subject to the approval of Accredo stockholders and other customary closing conditions.

Key Indicators Reviewed By Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail order revenue; adjusted prescription volume; generic penetration; gross margin percentage; diluted earnings per share; Earnings Before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—Liquidity and Capital Resources—EBITDA” below. We believe these measures highlight key business trends and are important in evaluating our overall performance. These measures are also reflective of the success of our execution of strategic objectives.

2004 Financial Performance Summary

Our net income increased 13.1% to $482 million and diluted earnings per share increased 11.5% to $1.75 in 2004. Our 2004 EBITDA per adjusted prescription increased 22.0% to $1.83. See Note 7 under Item 6, “Selected Financial Data,” for a further description of EBITDA and a table that reconciles net income to EBITDA. These increases are largely the result of higher mail order penetration, increased generic dispensing rates and improved overall margins.

Price increases from pharmaceutical manufacturers drove our net revenue increase of 3.2% in 2004, to $35,352 million, despite a decrease of 6.1% as a result of client terminations. Mail order volumes increased 12.3% in 2004, primarily as a result of client plan design changes encouraging the use of mail order. The impact of client terminations and the transition to mail order contributed to a decline in retail prescription volume of 8.5% in 2004. Mail order penetration on an adjusted basis reached 38.8% in 2004, compared to 34.0% in 2003.

Our percentage of prescriptions dispensed that were generics increased to 46.3% in 2004 compared to 43.8% in 2003. Brand pharmaceutical rebates increased in 2004 reflecting improved formulary management, offset by lower brand-name prescription volume due to increased generic utilization. The increased generic dispensing rates and improved formulary management reduce the net prices we charge to our clients in the form of steeper price discounts and guarantees, as well as increased rebates passed back to clients, all of which reduce our revenues but contribute to our profitability. Additionally, 2004 reflects improved service margin as compared with 2003 as a result of lower costs.

As a result of these factors, our total net revenues grew by 3.2% in 2004, while our total cost of revenues increased at the lower rate of 2.7%. This resulted in a gross margin percentage improvement to 4.9% in 2004 from 4.4% in 2003. Our total cost of revenues reflect severance, additional depreciation and other facility closing costs primarily associated with management decisions in 2003 to realign pharmacy operations to retire older facilities and rebalance volume to facilities closer to our members. These charges amounted to $27 million in 2004 and $46 million in 2003. Our gross margin improvement contributed $200 million to our pre-tax earnings growth for 2004.

Selling, general and administrative expenses decreased by $10 million to $676 million in 2004. The decrease is reflective of $22 million in lower corporate severance costs, a $16 million benefit from the favorable resolution of a business and occupation tax exposure recorded in the second quarter of 2004 and reduced expenses for client and third-party litigation of $15 million. These favorable items are partially offset by $22 million primarily recorded in the first fiscal quarter of 2004 for the state Attorneys General settlement, as well as increased legal fees of $16 million for fiscal year 2004.

Intangible asset amortization expense increased $86 million in 2004 from a change in the weighted average useful life from 35 years in 2003 to 23 years in 2004. We made this change in useful life as a result of client terminations through the end of 2004. Interest and other (income) expense, net increased $47 million in 2004 as a result of a full year of interest on the debt incurred upon the spin-off in August 2003 in addition to an $11 million one-time gain recorded in the first quarter of 2003 from the sale of a minority equity investment in a nonpublic company.

Key Financial Statement Components

Consolidated Statements of Income. Our net revenues are comprised primarily of product net revenues and are derived from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail order pharmacies, and are recorded net of certain rebates and guarantees payable to clients. For further details see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies” below and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cost of revenues is comprised primarily of cost of product net revenues and is principally attributable to the dispensing of prescription drugs. Cost of product net revenues for prescriptions dispensed through our network of retail pharmacies includes the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks. Our cost of product net revenues relating to drugs dispensed by our mail order pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. The operating costs of our call center pharmacies are also included in cost of product net revenues. In addition, cost of product net revenues includes a credit for rebates earned from brand pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, and market share rebates, which are earned based on the achievement of contractually specified market share levels.

Selling, general and administrative expenses reflect the costs of operations dedicated to generating new sales, maintaining existing client relationships, managing clinical programs, enhancing technology capabilities, directing pharmacy operations, finance, legal and other staff activities.

Interest and other (income) expense, net primarily includes interest expense, net of interest rate swap agreements, on debt incurred as a result of the spin-off in 2003, partially offset by interest income generated by short-term investments in marketable securities.

Consolidated Balance Sheets. Our key assets include cash and short-term investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the positive cash flows from our operations. Accounts receivable balances primarily include amounts due from pharmaceutical manufacturers for earned rebates and other prescription services. The accounts receivable balances also represent amounts due from clients for prescriptions dispensed from retail pharmacies in our networks or from our mail order pharmacies, including fees due to us, net of any rebate liabilities or payments due to clients under guarantees. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Inventories reflect the cost of prescription products held for dispensing by our mail order pharmacies and are recorded on a first-in, first-out basis. Fixed assets include investments in our corporate headquarters, mail order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses and client rebate pass-back liabilities. The net goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck.

Our primary liabilities include claims and other accounts payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered, amounts payable for mail order prescription inventory purchases, and reclassified net client rebate liability. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. In conjunction with the spin-off in 2003, we incurred debt, the proceeds of which were paid to Merck in the form of a parting cash dividend in August 2003. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any off-balance sheet arrangements.

Consolidated Statements of Cash Flows. An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. We pay for our mail order prescription drug inventory in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts. Effective mail order inventory management generates further positive cash flows. Earned pharmaceutical manufacturers’ rebates are recorded monthly based upon prescription dispensing, with actual bills generally rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the pharmaceutical manufacturers, although some clients may receive more accelerated rebate payments in exchange for other elements of pricing in their contracts.

Prior to the spin-off, Merck managed our cash, which was reflected in our consolidated statements of cash flows in intercompany transfer from (to) Merck. We have managed our own cash and investments since the spin-off. Our cash primarily includes demand deposits with banks or other financial institutions. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.

Ongoing cash outflows are associated with expenditures to support our mail order and retail pharmacy network operations, call center pharmacies and other selling, general and administrative functions. The largest components of these expenditures include mail order inventory purchases primarily from a wholesaler, retail pharmacy payments, rebate and guarantee payments to clients, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our debt, and income taxes.

Client-Related Information

Revenues from UnitedHealth Group, which is currently our largest client, amounted to approximately $6,500 million, or 18%, of our net revenues in 2004, approximately $6,100 million, or 18%, of our net revenues in 2003, and $5,300 million, or 16%, of our net revenues in 2002. None of our other clients individually represented more than 10% of our net revenues in 2004.

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

Results of Operations

The following table presents selected comparative results of operations and volume performance ($ in millions):

For Fiscal Years Ended	December 25, 2004	Increase (Decrease)		December 27, 2003	Increase (Decrease)		December 28, 2002
Net Revenues
Retail product(1)	$21,632.3	$(1,028.8)	(4.5%)	$22,661.1	$600.2	2.7%	$22,060.9
Mail order product	13,392.1	2,140.1	19.0%	11,252.0	739.9	7.0%	10,512.1

Total product(1)	$35,024.4	$1,111.3	3.3%	$33,913.1	$1,340.1	4.1%	$32,573.0

Manufacturer service revenues	179.7	(18.8)	(9.5%)	198.5	(23.9)	(10.7%)	222.4
Client and other service revenues	147.8	(5.1)	(3.3%)	152.9	(10.2)	(6.3%)	163.1

Total service	327.5	(23.9)	(6.8%)	351.4	(34.1)	(8.8%)	385.5

Total net revenues(1)	$35,351.9	$1,087.4	3.2%	$34,264.5	$1,306.0	4.0%	$32,958.5

Cost of Revenues
Product(1)	$33,496.6	$943.9	2.9%	$32,552.7	$1,068.8	3.4%	$31,483.9
Service	132.8	(56.9)	(30.0%)	189.7	15.9	9.1%	173.8

Total cost of revenues(1)	$33,629.4	$887.0	2.7%	$32,742.4	$1,084.7	3.4%	$31,657.7

Gross Margin(2)
Product	$1,527.8	$167.4	12.3%	$1,360.4	$271.3	24.9%	$1,089.1
Product gross margin percentage	4.4%	0.4%		4.0%	0.7%		3.3%
Service	$194.7	$33.0	20.4%	$161.7	$(50.0)	(23.6%)	$211.7
Service gross margin percentage	59.5%	13.5%		46.0%	(8.9%)		54.9
Total gross margin	$1,722.5	$200.4	13.2%	$1,522.1	$221.3	17.0%	$1,300.8
Gross margin percentage	4.9%	0.5%		4.4%	0.5%		3.9%

Volume Information
Retail	415.2	(38.7)	(8.5%)	453.9	(12.6)	(2.7%)	466.5
Mail order	87.7	9.6	12.3%	78.1	(3.6)	(4.4%)	81.7

Total volume	502.9	(29.1)	(5.5%)	532.0	(16.2)	(3.0%)	548.2

Adjusted prescriptions(3)	678.3	(9.9)	(1.4%)	688.2	(23.4)	(3.3%)	711.6

Adjusted mail order penetration(4)	38.8%	4.8%		34.0%	(0.4%)		34.4%

Generic dispensing rates	46.3%	2.5%		43.8%	3.3%		40.5%

(1)	Includes retail co-payments of $6,773 million for 2004, $6,850 million for 2003 and $6,457 million for 2002.

(2)	Defined as net revenues minus cost of revenues.
(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.
(4)	The percentage of adjusted mail order prescriptions to total adjusted prescriptions.

Net Revenues. The $1,029 million decrease in retail net revenues in 2004 was attributable to volume decreases of $1,930 million, partially offset by net price increases of $901 million, which reflect inflation on brand-name prescription drugs net of steeper price discounts offered to clients. The $600 million increase in retail net revenues in 2003 was attributable to net price increases of $1,198 million, partially offset by volume decreases of $598 million. Retail volume decreased 8.5% in 2004 and reflects a decline of 12.0% resulting from client terminations and lower prescription drug utilization from plan design changes in support of mail order, partially offset by an increase of 3.5% resulting from volumes from new clients. Retail volume decreased 2.7% for 2003 compared with 2002, primarily as a result of an 8.5% decline resulting from client losses, partially offset by a 5.8% increase resulting from higher prescription drug utilization and volumes from new clients.

The retail net price increases in 2004 and 2003 principally relate to inflation resulting from higher prices charged by pharmaceutical manufacturers, including greater representation of new and higher-cost brand-name drugs. These price increases are partially offset by steeper price discounts including higher rebates payable to clients, as well as the higher relative mix of generic drugs, which are more steeply discounted for our clients than brand-name drugs. The net decrease in retail net revenues for 2004 also reflects increased client performance guarantee costs compared to 2003.

The $2,140 million increase in mail order net revenues in 2004 was attributable to volume increases of $1,376 million and net price increases of $764 million, which reflect inflation on brand-name prescription drugs net of steeper price discounts offered to clients. The $740 million increase in mail order net revenues in 2003 was attributable to net price increases of $1,202 million, partially offset by volume decreases of $462 million. Mail order volume increased 12.3% in 2004 reflecting 17.0% higher utilization from plan design changes encouraging the use of mail order as well as volumes from new clients, partially offset by a 4.7% decrease resulting from client terminations. Client plan design changes drove an increase in mail order penetration on an adjusted basis to 38.8% in 2004 from 34.0% in 2003. The 2003 mail order volume decrease from 2002 of 4.4% reflects an 11.9% decline resulting from client terminations, partially offset by a 7.5% increase resulting from higher prescription drug utilization and volumes from new clients.

For 2004, the mail order net price increase was principally due to inflation resulting from higher prices charged by pharmaceutical manufacturers, including greater representation of new and higher-cost brand-name drugs, as well as days supply increases and lower client service guarantee charges. These are partially offset by a higher relative mix of generic drugs, which are discounted more steeply for our clients than brand-name drugs, as well as overall steeper price discounts, and higher rebates payable to clients. For 2003, the net price increase was principally due to inflation, partially offset by a higher relative mix of generic drugs, overall steeper price discounts and higher client service guarantee charges.

Our percentage of prescriptions dispensed that were generics increased to 46.3% in 2004 compared to 43.8% in 2003 and 40.5% in 2002. This increase reflects the impact of client plan design changes promoting the use of lower-cost and more steeply discounted generics, our programs to further support generic utilization, and the introduction of new generic products during these periods.

Service revenues declined $24 million in 2004 as a result of lower manufacturer service revenues of $19 million and lower client and other service revenues of $5 million. The lower manufacturer service revenues are primarily due to the execution of our strategy which was instituted in the second half of 2003 to terminate certain manufacturer contracts. The decrease in client and other service revenues is primarily due to lower client administrative fees resulting from decreased fees on a per prescription basis and lower retail volumes, offset by other client program revenues, Medicare administrative and enrollment fees and management fees associated with external claims. Service revenues declined $34 million in 2003 from 2002 as a result of lower manufacturer service revenues of $24 million and decreased client and other service revenues of $10 million. The lower manufacturer service revenues are principally attributable to the aforementioned termination of certain manufacturer contracts in 2003. The decrease in client and other service revenues reflects lower client administrative fees resulting from decreased fees on a per prescription basis and lower retail volumes, partially offset by other client program revenues.

Gross Margin. Our client contracts include several pricing variables, such as price discounts for brand-name drugs and generic drugs, separate price discounts for mail order and retail prescriptions, administrative fees for various services, and terms regarding levels of rebate sharing and other guarantees. Clients have varied requirements regarding the pricing model best suited to their needs, and we negotiate these variables to generate in aggregate an appropriate level of gross margin. As an example, certain clients may require a transparent model whereby all rebates are passed back in exchange for higher fees or lower discounts, while others may prefer steeper price discounts in exchange for lower rebates. In 2004, we experienced year-over-year declines in rebate retention reflecting changes in the pricing composition within our contracts, which also included changes in the other aforementioned pricing components. Gross margin reflects these changes as well as changes in both the relative mix of generic drugs in our prescription base and mail order penetration.

Our product gross margin percentage improved to 4.4% in 2004 from 4.0% in 2003, reflecting an increase of 3.3% in product net revenues as discussed in the above net revenue analysis compared with a corresponding increase in cost of product net revenues of 2.9%. The lower rate of increase in the cost of product net revenues compared with product net revenues is principally due to higher mail order volumes and greater utilization of lower-cost generic products, operational efficiencies, employee benefit cost savings, and productivity yielded from our investments in pharmacy and Internet technologies. Also contributing are increased brand pharmaceutical rebates resulting from improved formulary management. Our total cost of revenues includes severance, additional depreciation and other facility closing costs primarily associated with management decisions in 2003 to realign pharmacy operations to retire older facilities and rebalance volume to facilities closer to our members. These charges amounted to $27 million in 2004 and $46 million in 2003.

The product gross margin percentage improved to 4.0% in 2003 from 3.3% in 2002, reflecting a 4.1% increase in product net revenues as discussed in the above net revenue analysis compared with a corresponding increase in cost of product net revenues of 3.4%. The lower rate of increase in the cost of product net revenues compared with product net revenues is principally due to greater utilization of lower-cost generic products and higher rebates earned from pharmaceutical manufacturers through improved formulary management. Partially offsetting these 2003 cost improvements were the severance and accelerated depreciation costs amounting to $46 million as a result of the aforementioned management decisions.

Rebates from pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $3,005 million in 2004, $2,970 million in 2003 and $2,465 million in 2002, with formulary rebates representing 47.3%, 49.6% and 54.2% of total rebates, respectively. We retained $1,324 million or 44.1% of total rebates in 2004, $1,593 million or 53.6% in 2003 and $1,232 million or 50.0% in 2002. The increase in rebates earned in 2004 reflects the achievement of certain market share requirements in pharmaceutical manufacturer rebate contracts, partially offset by lower brand-name prescription volume due to greater generic utilization, which increases our profitability. The impact on profitability from the increase in generic utilization, particularly in mail order, more than offsets the impact from lower rebate retention on brand-name prescriptions. The rebates that are retained, as well as the margins on generic prescriptions, enable us to fund steeper client price discounts and our overall cost of operations, which include our mail order pharmacies, call center pharmacies, customer account servicing and other corporate functions. The increase in rebates earned in 2003 compared to 2002 reflects the achievement of market share requirements in multiyear pharmaceutical manufacturer contracts, a substantial portion of which were renegotiated in 2002, as well as the impact of higher levels of rebates due to new products and renegotiated terms on existing products in 2003.

The service gross margin percentage improved to 59.5% in 2004 from 46.0% in 2003, reflecting service net revenue decreases of 6.8%, as discussed in the above net revenue analysis, and decreases in cost of service revenues of 30.0%. The decrease in cost of service revenues reflects lower prescription information acquisition costs. In addition, the service gross margin percentage in 2003 reflects commencement of the execution of our strategy to terminate various manufacturer contracts. The service gross margin percentage declined to 46.0% in 2003 from 54.9% in 2002, reflecting an 8.8% decrease in service net revenues as discussed in the net revenue analysis above compared with a corresponding 9.1% increase in cost of service revenues. Cost of service revenues increased despite the revenue declines because of higher program costs, as well as the fact that the revenue components that decreased did not generate significant variable costs.

The following table presents additional selected comparative results of operations ($ in millions):

For Fiscal Years Ended	December 25, 2004	Increase (Decrease)		December 27, 2003	Increase (Decrease)		December 28, 2002
Gross margin	$1,722.5	$200.4	13.2%	$1,522.1	$221.3	17.0%	$1,300.8
Selling, general and administrative expenses	676.4	(10.0)	(1.5%)	686.4	98.7	16.8%	587.7
Amortization of intangibles	179.9	85.6	90.8%	94.3	9.4	11.1%	84.9
Interest and other expense, net	59.9	47.2	N/M *	12.7	4.8	60.8%	7.9

Income before provision for income taxes	806.3	77.6	10.6%	728.7	108.4	17.5%	620.3
Provision for income taxes	324.7	21.8	7.2%	302.9	44.2	17.1%	258.7

Net income	$481.6	$55.8	13.1%	$425.8	$64.2	17.8%	$361.6

*	Not meaningful as a percentage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2004 of $676 million decreased from 2003 by $10 million, or 1.5%. This decrease reflects lower corporate severance costs of $22 million associated with the streamlining of certain corporate functions, a $16 million benefit from the recording in 2004 of a favorable resolution of a business and occupation tax exposure, reduced expenses for client and third-party litigation of $15 million and other savings of $5 million. These are partially offset by $22 million recorded in 2004 for the state Attorneys General settlement, as well as increased legal fees of $16 million and branding campaign expenses of $10 million. After consideration of the aforementioned factors, the consistent amount of selling, general and administrative expenses in 2004 compared to 2003 is reflective of management’s ongoing efforts to optimize corporate operating efficiencies. Selling, general and administrative expenses for 2003 of $686 million exceeded 2002 by $99 million, or 16.8%. The 2003 increase compared to 2002 results from higher information technology expenses, including depreciation of $63 million, a $19 million increase in corporate severance expenses, and expenses related to the additional services required to operate as a public company of $22 million. In addition, we recorded $16 million in litigation expenses in 2003, an increase of $6 million over the prior year, as well as $14 million of higher non-income taxes. This 2003 expense growth over 2002 is partially offset by a $27 million reduction in expense allocations from Merck. These allocations ceased after the first quarter of 2003.

Amortization of Intangibles. Amortization of intangible assets increased $86 million in 2004 to $180 million, compared to $94 million in 2003. This increase resulted from a re-evaluation of the useful life of the intangible asset that arose in connection with our acquisition by Merck in 1993. In the first quarter of 2004, we were notified of client decisions to transition their business to other PBMs by the end of 2004. Because these clients were in our client base at the time of the Merck acquisition and therefore were included in the recorded intangible asset, we re-evaluated the weighted average useful life of the asset. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years. The amortization of intangible assets of $94 million in 2003 represented an increase of $9 million compared to $85 million in 2002, reflecting a life change in 2003 from 38 years to 35 years.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net for 2004 increased $47.2 million from 2003. For 2004, interest and other (income) expense, net was $59.9 million and includes $69.1 million in interest expense on the debt incurred in connection with the spin-off in August of 2003 partially offset by $(9.2) million of interest income yielded on positive cash flows from operations and the associated cash balances. The interest expense includes a $5.5 million write-off of previously deferred debt acquisition costs as the original term loan debt was extinguished and refinanced in March of 2004, as well as a reduction of $4.5 million as a result of interest rate swap agreements entered into in the first quarter of 2004.

Interest and other (income) expense, net for 2003 increased $4.8 million from 2002. Interest and other (income) expense, net, was $12.7 million in 2003 and includes $29.3 million in interest expense on the $1,496 million of debt incurred associated with the spin-off in August of 2003. Partially offsetting the interest expense is an $(11.0) million gain associated with the sale of a minority equity investment in a nonpublic company and $(5.6) million of interest income yielded on positive cash flows from operations and the associated cash balances. Interest and other (income) expense, net, was $8 million in 2002 and includes a $7.0 million swap cancellation fee and $4.0 million of debt issuance costs related to the 2002 public offering that did not materialize, partially offset by interest income.

The weighted average borrowing rate of the debt outstanding was approximately 4.7% in 2004 and 5.1% in 2003.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) decreased to 40.3% in 2004, compared with 41.6% in 2003 and 41.7% in 2002. This reduction results from the completion during the second quarter of 2004 of a post spin-off study of our state tax position for the apportionment of our income based on our business activities and tax strategies existing as of the date of the spin-off as a stand-alone taxpayer. The study included formalization of our state income tax position through rulings from and discussions with taxing authorities in key selected states.

Net Income and Earnings Per Share. Net income as a percentage of net revenues was 1.4% in 2004, 1.2% in 2003 and 1.1% in 2002, as a result of the aforementioned factors.

Basic earnings per share increased 12.0% for 2004. The weighted average shares outstanding were 271.9 million for 2004 and 270.1 million for 2003. Diluted earnings per share increased 11.5% for 2004. The diluted weighted average shares outstanding were 274.7 million for 2004 and 270.8 million for 2003. The increases in the weighted average shares outstanding and diluted weighted average shares outstanding reflect the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options.

Business Transactions with Merck during the Merck Ownership Period

We were a wholly-owned subsidiary of Merck from November 18, 1993, through August 19, 2003. For the majority of that period, Merck provided us with various services, including certain finance, legal, public affairs, executive oversight, human resources, procurement and other services. Our historical consolidated financial statements for 2003 and prior years include expense allocations related to these services, which diminished as we prepared for the spin-off from Merck. These expense allocations are reflected in selling, general and administrative expenses and amounted to $0.4 million for the year-to-date through August 19, 2003 (all of which was recorded in the first quarter of 2003) and $27.4 million in 2002. We consider these allocations to be reasonable reflections of the utilization of services provided.

Prescription drugs purchased from Merck that are dispensed by our mail order pharmacies are included in cost of product net revenues, or in inventory if not yet dispensed. During the periods prior to the spin-off, this inventory from Merck was recorded at a price that we believe approximated the price an unrelated third party would pay. During these periods, purchases from Merck as a percentage of our total cost of revenues remained consistently in the 4% to 5% range. In addition, we record rebates from Merck in cost of revenues based upon the volume of Merck prescription drugs dispensed through our retail pharmacy networks and by our mail order pharmacies. The accounting treatment for the historical transactions with Merck is consistent with how transactions with other third parties have been and continue to be treated.

Our revenues from sales to Merck for PBM and other services were not material in relation to overall revenues during 2003 and 2002.

The following table presents a summary of the additional transactions with Merck for the periods presented prior to the spin-off ($ in millions):

For Fiscal Years Ended	December 27, 2003*	December 28, 2002
Sales to Merck for PBM and other services	$78.0	$115.2
Cost of inventory purchased from Merck	$930.4	$1,415.0
Gross rebates received from Merck	$301.1	$443.9

*	Through the spin-off from Merck on August 19, 2003.

In connection with the spin-off, we entered into a managed care agreement with Merck. The managed care agreement includes terms related to market share performance levels, formulary access rebates and market share rebates payable by Merck, as well as other provisions, including liquidated damages. The provisions of our agreement with Merck do not represent guarantees which would require that a liability be recorded in the consolidated balance sheets at fair value upon issuance.

We also entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. Prior to May 21, 2002, we were structured as a single member limited liability company, with Merck as the sole member. Effective May 21, 2002, we converted from a limited liability company wholly-owned by Merck, to a corporation, then wholly-owned by Merck (the “incorporation”). For the period up to the spin-off date, Merck was charged federal taxes on our income as part of Merck’s consolidated tax return, and our liability for federal income taxes was paid to Merck as part of the settlement of the net intercompany receivable from Merck.

For state income taxes prior to our incorporation, Merck was taxed on our income and our liability was paid to Merck in the settlement of the net intercompany receivable from Merck. This was also generally the case for the post-incorporation period through the spin-off date in states where Merck filed a unitary or combined tax return. In states where Merck did not file a unitary or combined tax return, we were generally responsible following incorporation for filing and paying the associated taxes, with our estimated state tax liability reflected in accrued expenses and other current liabilities. Since the spin-off date, we have been responsible for filing our own federal and state tax returns and making the associated payments.

In addition to the managed care agreement and tax responsibility agreement, we entered into an indemnification and insurance matters agreement under which, among other items, we may be obligated to indemnify Merck for lawsuits in which Medco and Merck are named as defendants. We and Merck also entered into a master separation and distribution agreement and other related agreements.

Liquidity and Capital Resources

Cash Flows

The following table presents selected data from our consolidated statements of cash flows ($ in millions):

For Fiscal Years Ended	December 25, 2004	Increase (Decrease)	December 27, 2003	Increase (Decrease)	December 28, 2002
Net cash provided by operating activities	$711.5	$(412.4)	$1,123.9	$653.6	$470.3
Net cash used by investing activities	(101.9)	17.2	(119.1)	121.3	(240.4)
Net cash used by financing activities	(102.6)	278.1	(380.7)	(148.9)	(231.8)

Net increase (decrease) in cash and cash equivalents	$507.0	$(117.1)	$624.1	$626.0	$(1.9)
Cash and cash equivalents at beginning of year	$638.5	$624.1	$14.4	$(1.9)	$16.3

Cash and cash equivalents at end of year	$1,145.5	$507.0	$638.5	$624.1	$14.4

Operating Activities. The decrease in net cash provided by operating activities in 2004 of $412 million primarily reflects a $331 million decrease in cash flows from accounts receivable, net, principally resulting from the timing of collections of rebates receivable from pharmaceutical manufacturers. For 2003, accounts receivable, net, was favorably impacted by collections of rebates receivable from new or renewed agreements with brand pharmaceutical manufacturers in 2002, which upon initiation required greater time for bill preparation. These bills were brought to a more current status in 2003, with a corresponding increase in cash receipts from collections of billed amounts. Additionally in 2004, certain client contractual modifications resulted in a change in the timing of the payment of our client rebate liability which reduced the rebate liability offset applied to the accounts receivable asset. This resulted in corresponding increases in accounts receivable, net, and other accounts payable of $145 million, with no impact on net cash flows from operating activities.

In 2004, there was also a decrease in cash flows from income taxes payable resulting from the establishment of income taxes payable post spin-off in 2003, which were previously reflected in the intercompany transfer to Merck, net, under financing activities, and the payment of those taxes as an operating cash flow. During the third quarter of 2004, we reduced our deferred tax asset for client rebates payable by $119 million to reflect accelerated tax deductibility, with an associated reduction in income taxes payable, having no effect on net cash provided by operating activities. Also contributing to the decrease in net cash provided by operating activities were lower retail pharmacy accounts payable due to lower retail volumes in 2004 compared to 2003. Partially offsetting these decreases were increases in cash flows in 2004 from the timing of inventory purchases. There were decreased cash flows from changes in inventories, net, in 2003 principally resulting from lower inventory purchases in 2002. The 2002 inventory purchases benefited from significant one-time inventory investments made in 2001 to support the opening of our dispensing pharmacy in Willingboro, New Jersey.

The increase in net cash provided by operating activities in 2003 of $654 million reflects a $761 million increase in cash flows from accounts receivable, net, principally resulting from the aforementioned collections of rebates receivable from pharmaceutical manufacturers. Accounts receivable, net, also benefited from the timing of client billings. We also reflected a $268 million increase in cash flows from current liabilities, generated by increases in taxes payable described above and increased accruals including those related to severance actions. Partially offsetting these increases are decreases in cash flows of $294 million from the aforementioned changes in inventories, net, and $200 million from changes in deferred income taxes. The deferred income tax change primarily reflects the impact of timing differences between accounting and tax records relative to the deductions for certain accrued expenses, as well as rebates passed back to clients.

Through the spin-off date of August 19, 2003, net cash from operating activities excluded various items paid to or by Merck on our behalf, such as tax payments made by Merck, and other items, which are reflected in the intercompany transfer from (to) Merck, net, in our cash flows from financing activities. Amounts so reflected for taxes paid by Merck, which represent our federal income tax provision and state income tax provision in states where Merck filed a unitary or combined return, were $137 million through the spin-off date of August 19, 2003 and $259 million in 2002. Accordingly, our net cash from operating activities does not fully reflect what our cash flows would have been had we been a separate company prior to August 19, 2003. Subsequent to August 19, 2003, tax payments are reflected in our net cash flows from operating activities.

Investing Activities. The decrease in net cash used by investing activities in 2004 of $17 million primarily results from reduced capital expenditures of $27 million, which reflects the further leveraging of capital investments made in previous years. The decrease in net cash used by investing activities in 2003 of $121 million is principally attributable to reduced capital expenditures of $110 million. Capital expenditures were higher in 2002 from investments required by the Health Insurance Portability and Accountability Act of 1996, and the investment in prescription order processing technologies in our mail order pharmacies as well as new member servicing capabilities. These 2002 investments were made in addition to the ongoing improvements to our technology, automation and Internet capabilities, which continued throughout 2003 and 2004 as well.

Purchases and proceeds from securities and other investments, which relate to investment activities of our insurance companies, are balanced in all years presented.

Financing Activities. The decrease in net cash used by financing activities in 2004 of $278 million primarily results from 2003 transactions associated with the spin-off, including the payment of a $2.0 billion parting cash dividend to Merck, net proceeds from debt of $1,496 million and the settlement of the intercompany receivable from Merck. In addition, during 2004, we paid down $200 million of the outstanding debt, which was partially offset by proceeds from stock issuance under employee stock plans. On December 29, 2004, which is included in the first fiscal quarter of 2005, we paid down an additional $200 million of the term loan facility, of which $20 million was a required installment payment.

The increase in net cash used by financing activities in 2003 of $149 million primarily reflects the aforementioned activity associated with the spin-off, net of a $464 million change in the intercompany receivable from Merck. Cash flows used by investing activities prior to August 2003 reflect Merck’s historical management of our treasury operations and cash position. Net cash received from (provided to) Merck through the intercompany receivable was $232 million in 2003 and $(232) million in 2002. The increase in 2003 from 2002 in the net cash provided to Merck results from the factors discussed above for operating and investing activities.

In August 2003, in conjunction with our spin-off from Merck, we settled the net intercompany receivable from Merck as of July 31, 2003 at its recorded amount of $564.7 million. We also completed in August 2003 an underwritten public offering of $500 million aggregate principal amount of ten-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25 percent per annum and mature on August 15, 2013. In addition, we borrowed $900 million in term loans under a $1,150 million senior secured credit facility which also included a revolving credit facility amounting to $250 million, and drew down $100 million under a $500 million accounts receivable financing facility. The proceeds from these borrowings and the amount received through the settlement of the net intercompany receivable from Merck were used to pay a $2.0 billion parting cash dividend to Merck.

Of the $2.0 billion parting cash dividend paid to Merck, $500.4 million, representing the accumulated retained earnings from May 25, 2002 through August 19, 2003, was applied to retained earnings, and the balance of $1,499.6 million was applied to additional paid-in capital. In determining the amount of the parting cash dividend paid to Merck, our then-comprised Board of Directors and Merck considered our ability to service the debt we incurred to pay the dividend and the appropriate capital structure for our company to be able to compete effectively in our industry.

We may redeem the senior notes at our option, in whole or in part, at any time at a price equal to the greater of: (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of the notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable treasury issue for such redemption date plus 50 basis points.

On March 26, 2004, we completed a refinancing of our senior secured term loan facilities, which had an outstanding balance of $900 million at the end of fiscal 2003. The refinancing included an amended and restated $800 million, 4.5 year senior secured term loan facility, at an initial interest rate reflecting the London Interbank Offered Rate (“LIBOR”) plus a 1.25 percent margin. This facility, along with cash on hand, was used to repay in full the aggregate March 2004 outstanding amount of the existing secured term loan facilities of $888.8 million. This refinancing reduced annualized interest expense by approximately $6 million. The refinancing also resulted in a one-time charge of $5.5 million for debt issuance costs associated with the extinguishment of the original term loans. The $250 million senior secured revolving credit facility and $500 million accounts receivable financing facility remained in place.

In addition, in the first quarter of 2004, we entered into interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. There are no current plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

The estimated weighted average annual interest rate on our indebtedness was approximately 4.7% in 2004 and 5.1% in 2003. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our credit facilities and swap agreements. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances outstanding and interest rate swap agreements as of December 25, 2004, which are subject to variable interest rates based on the LIBOR, would yield a $2.25 million change in annual interest expense.

The senior secured credit facility, senior notes and the accounts receivable financing facility contain covenants, including, among other items, limitations on capital expenditures, minimum fixed charges, maximum leverage ratios, as well as restrictions on additional indebtedness, dividends, share repurchases, and asset sales and liens. Furthermore, our Tax Responsibility Allocation Agreement with Merck imposes conditions on our ability to repurchase shares of our common stock for a two year period subsequent to the August 2003 spin-off. We may incur additional indebtedness by drawing down under our senior secured revolving credit facility or accounts receivable financing facility. At December 25, 2004, we had approximately $164.5 million available for borrowing under our senior secured revolving credit facility, exclusive of approximately $85.5 million in issued letters of credit, and $471 million available for borrowing under our accounts receivable financing facility.

Total cash and short-term investments as of December 25, 2004 were $1,211 million, including $1,146 million in cash and cash equivalents. Total cash and short-term investments as of December 27, 2003 were $698 million, including $639 million in cash and cash equivalents. The increase of $513 million in cash and short-term investments in 2004 reflects an increase due to positive cash flows from operations.

EBITDA

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income, and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of our EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription reflects the level of efficiency in the business model and is further impacted by changes in prescription mix between retail and mail, as well as the relative representation of brand-name and generic drugs.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

For Fiscal Years Ended	December 25, 2004		December 27, 2003		December 28, 2002
Net income	$481.6		$425.8		$361.6
Add:
Interest and other (income) expense, net	59.9	(1)	23.7	(2)	7.9	(3)
Provision for income taxes	324.7		302.9		258.7
Depreciation expense	197.6		189.0		172.5
Amortization expense	179.9		94.3		84.9

EBITDA	$1,243.7		$1,035.7		$885.6

Adjusted prescriptions(4)	678.3		688.2		711.6

EBITDA per adjusted prescription	$1.83		$1.50		$1.24

(1)	Includes a one-time write-off of deferred debt issuance costs amounting to $5.5 million in the first quarter of 2004 associated with the debt refinancing.

(2)	Excludes a one-time gain of $11 million from the sale in the first quarter of 2003 of a minority equity investment in a nonpublic company.
(3)	Includes approximately $11 million of interest rate swap termination costs and debt issuance costs expensed in the second quarter of 2002.
(4)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA per adjusted prescription increased by $0.33 or 22% for 2004 compared with 2003, and $0.26 or 21% for 2003 compared with 2002. Net income for 2004 exceeded 2003 by 13.1% and 2003 exceeded 2002 by 17.8%. The 2004 growth rate for EBITDA per adjusted prescription exceeded the related net income growth rates primarily as a result of increased representation of mail order prescriptions in the overall adjusted prescription base and the exclusions of intangible asset amortization, interest expense associated with the debt incurred in conjunction with the spin-off, and accelerated depreciation associated with aforementioned management decisions to realign pharmacy operations. The 2003 growth rate for EBITDA per adjusted prescription exceeded the net income growth rate primarily as a result of interest expense associated with the debt incurred in conjunction with the spin-off.

Contractual Obligations

We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting devices and other operating equipment for use in our mail order pharmacies and computer equipment for use in our data center.

The following table presents our contractual obligations as of December 25, 2004, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	2005	2006-2007	2008-2009	Thereafter
Long-term debt obligations, including current portion(1)	$1,200.0	$100.0	$140.0	$460.0	$500.0
Interest expense on long-term debt obligations(2)	366.4	56.2	100.1	78.7	131.4
Operating lease obligations	92.9	30.5	34.8	14.1	13.5
Purchase obligation(3)	5.9	5.9	—	—	—

Total	$1,665.2	$192.6	$274.9	$552.8	$644.9

(1)	Long-term debt obligations exclude the $3.7 million in unamortized discount on the senior notes and the fair value adjustment of $3.4 million associated with the interest rate swap agreements on $200 million of the senior notes.
(2)	The variable component of interest expense for the term loan facility is based on actual fourth quarter 2004 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.
(3)	Represents contractual commitments to purchase pharmaceutical inventory from a manufacturer.

We do not expect to have a minimum pension funding requirement under the Internal Revenue Code during 2005.

As of December 25, 2004, we had letters of credit outstanding of approximately $88.0 million, of which approximately $85.5 million were issued under our senior secured revolving credit facility.

Interest Rate and Foreign Exchange Risk

We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility. In addition, in the first quarter of 2004, we entered into interest rate swap agreements on $200 million of the

$500 million in 7.25% senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances outstanding and interest rate swap agreements as of December 25, 2004, which are subject to variable interest rates based on the LIBOR, would yield a change of approximately $2.25 million in annual interest expense. Such interest rate sensitivity was substantially similar as of December 27, 2003. There are no current plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and therefore, we have no foreign exchange risk.

Looking Forward

On February 23, 2005, we announced that we entered into an agreement to acquire Accredo Health, Incorporated (“Accredo”), a leading provider of specialty pharmacy products and services for the treatment of patients with complex, chronic diseases. Total consideration is approximately $2.2 billion in cash and Medco common stock. Accredo has approximately $0.3 billion of debt on its balance sheet. Under terms of the agreement, each Accredo share outstanding will be exchanged for $22.00 in cash and 0.49107 shares of our common stock, subject to adjustment based on the value of the common stock in certain situations as provided in the agreement and plan of merger. We expect to fund the cash portion of the consideration through a combination of cash on hand, bank borrowings and our accounts receivable financing facility. The transaction is expected to close in mid-2005.

Subsequent to the closing of the Accredo acquisition, we expect to be capitalized by an anticipated debt to EBITDA ratio of 1.5x and a debt to total capitalization ratio of less than 25 percent. We believe that our 2005 cash flows will continue to be positive and adequate to fund our ongoing operations, debt service, and capital and strategic investments. It is anticipated that our 2005 capital expenditures, excluding the impact of the Accredo transaction, will not exceed $130 million. We have no immediate plans for stock repurchases or dividend payments.

Fiscal year 2005 will consist of 53 weeks.

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

Critical Accounting Policies and Estimates

We describe below what we believe to be our critical accounting policies.

Revenue Recognition. Our revenues are derived principally from sales of prescription drugs to our clients, either through our networks of contractually affiliated retail pharmacies or our mail order pharmacies. We recognize these revenues when the prescriptions are dispensed through retail pharmacies in our contractually affiliated networks or our mail order pharmacies and received by our clients’ members. We have determined that our responsibilities under our client contracts to adjudicate member claims properly and control clients’ drug spend, our separate contractual pricing relationships and responsibilities to the retail pharmacies in our networks, and our interaction with clients’ members, among other indicators, qualify us as the principal under the indicators set forth in EITF 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” in most of our transactions with clients. Our responsibilities under our client contracts include validating that the patient is a member of the client’s plan and that the prescription drug is in the applicable formulary, instructing the pharmacist as to the prescription price and the co-payment due from the patient who is a member of a client’s plan, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting medically appropriate generic alternatives to control drug cost to our clients and their members, and approving the prescription for dispensing. We recognize revenues from our retail network contracts where we are the principal, and our mail order pharmacies, on a gross reporting basis, in accordance with EITF 99-19 at the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion of the price to be settled directly by the member (co-payment) plus our administrative fees. Although we do not have credit risk with respect to retail co-payments, all of the above indicators of gross treatment are present. In addition, we view these co-payments as a plan design mechanism that we evaluate in concert with our clients to help them manage their retained prescription drug spending costs, and the level of co-payments does not affect our rebates or margin on the transaction. In the limited instances where the terms of our contracts and nature of our involvement in the prescription fulfillment process do not qualify us as a principal under EITF 99-19, our revenues on those transactions consist of the administrative fee paid to us by our clients.

We deduct from our revenues the manufacturers’ rebates that are earned by our clients based on their members’ utilization of brand-name formulary drugs. We estimate these rebates at period-end based on actual and estimated claims data and our estimates of the manufacturers’ rebates earned by our clients. We base our estimates on the best available data at period-end and recent history for the various factors that can affect the amount of rebates due to the client. We adjust our rebates payable to clients to the actual amounts paid when these rebates are paid, generally on a quarterly basis, or as significant events occur. We record any cumulative effect of these adjustments against revenues as identified, and adjust our estimates prospectively to consider recurring matters. Adjustments generally result from contract changes with our clients, differences between the estimated and actual product mix subject to rebates or whether the product was included in the applicable formulary. Adjustments to our estimates have not been material to our quarterly or annual results of operations. We also deduct from our revenues discounts offered and other payments made to our clients. Other payments include, for example, implementation allowances and payments related to performance guarantees. Where we provide implementation or other allowances to clients upon contract initiation, we capitalize these payments and amortize them, generally on a straight-line basis, over the life of the contract as a reduction of revenue. These payments are capitalized only in cases where they are refundable upon cancellation or relate to noncancelable contracts.

Rebates Receivable and Payable. Rebates receivable from pharmaceutical manufacturers are earned based upon the dispensing of prescriptions at either pharmacies in our retail networks or our mail order pharmacies, are recorded as a reduction of cost of revenues and are included in accounts receivable, net. We accrue rebates receivable by multiplying estimated rebatable prescription drugs dispensed by the pharmacies in our retail networks, or dispensed by our mail order pharmacies, by the contractually agreed manufacturer rebate amount, which in certain cases may be based on estimated market share data. We revise rebates receivable estimates to actual, with the difference recorded to cost of revenues, when third party market share data is available and final rebatable prescriptions are calculated, and rebates are billed to the manufacturer, generally 30 to 90 days subsequent to the end of the applicable quarter. Historically, the effect of adjustments resulting from the reconciliation of our estimated rebates recognized and recorded to actual amounts billed has not been material to our results of operations. Rebates payable to clients are estimated and accrued based upon the prescription drugs dispensed by the pharmacies in our retail networks or by our mail order pharmacies. Rebates are generally paid to clients on a quarterly basis after collection of rebates receivable from manufacturers, at which time rebates payable are revised to reflect amounts due. Certain clients prefer to receive their rebates on a more accelerated basis in exchange for other pricing elements. Typically, our client contracts give the client the right to audit our calculation of pharmaceutical manufacturers’ rebates passed back to them. In addition, our contracts with pharmaceutical manufacturers generally give the manufacturer the right to audit our calculation of amounts billed to them. Historically, adjustments related to these audits have not been material.

Contract Profitability. We perform detailed client profitability modeling prior to finalizing pricing terms with our clients and monitor contract profitability periodically throughout the term of each contract. If the contract would result in a loss over its duration, we would record a charge to earnings immediately for the entire amount of the loss. To date, no charges have been required.

Allocations from Merck. Our historical consolidated financial statements for 2003 and prior years include allocations of certain corporate functions historically provided by Merck prior to the spin-off, such as finance, legal, public affairs, executive oversight, human resources, procurement and other services. These allocations were made using relative percentages of operating expenses, pre-tax income, headcount, the effort expended by Merck for us compared with its other operations, or other reasonable methods. We consider these allocations to be reasonable reflections of the utilization of services provided. We had assumed full responsibility for these services and the related expenses prior to the completion of the spin-off.

Income Taxes. As described previously in our “Business Transactions with Merck during the Merck Ownership Period” section, Merck was responsible through the spin-off date for the filing of federal income taxes, and state income taxes where Merck filed a unitary or combined return. As described further in Note 8, “Taxes on Income,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, under the terms of the tax responsibility allocation agreement with Merck, we are responsible for the payment of federal income taxes and all state income taxes on income earned subsequent to the spin-off date, except that we are also generally responsible for state income taxes on income earned subsequent to the May 2002 date of the incorporation in states where Merck did not file a unitary or combined return. These federal and state income tax liabilities are reflected in accrued expenses and other current liabilities. Merck is responsible for the payment of federal and state income taxes on income earned prior to the aforementioned transition dates. We record deferred tax assets and liabilities based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates.

As a result of our incorporation in May 2002 and our spin-off from Merck in August 2003, we do not have substantial tax filing history as an independent company. Our taxable income and apportionment rates by state represent significant estimates reflected in our tax provision. During the second quarter of 2004, we completed a study of our state tax position for the apportionment of our income, based on our business activities and tax strategies existing as of the spin-off date as a stand-alone taxpayer. The study included formalization during the second quarter of our state income tax position through rulings from and discussions with taxing authorities in key selected states. As a result of the outcome of the study, we have determined that our income taxes as a stand-alone taxpayer should be provided at a lower effective rate than the rate we used as a member of the Merck consolidated group. Because these estimates have been based on our limited history, these estimates may change in future periods as our business evolves and we make future tax filings.

Property and Equipment. We state property and equipment at cost less accumulated depreciation and amortization. We calculate depreciation using the straight-line method for assets with useful lives ranging from three to 45 years. We amortize leasehold improvements over the shorter of the remaining life of the lease or the useful lives of the assets.

Software Developed for Internal Use. We invest significantly in developing software to enhance operations and meet the needs of our clients. We apply the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to the existing system, are expensed as incurred.

Goodwill and Intangible Assets. Goodwill primarily represents the push-down of the excess of acquisition costs over the fair value of our net assets from our acquisition by Merck in 1993, and, to a significantly lesser extent, our acquisition of ProVantage Health Services, Inc. in 2000. To determine whether goodwill has been impaired, we must first determine Medco’s fair value. This determination involves significant judgment. If we conclude that fair value is less than Medco’s book value, SFAS 142 requires us to allocate our fair value to our assets and liabilities as if we had been acquired at that fair value. We would be required to record an impairment charge to the extent recorded goodwill exceeds the amount of goodwill resulting from this allocation. The most recent assessment of goodwill impairment was performed as of December 25, 2004, and the recorded goodwill was determined not to be impaired.

Our intangible assets primarily represent the value of client relationships that was recorded upon our acquisition in 1993 by Merck. These assets are reviewed for impairment whenever events, such as losses of significant clients, or other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, we compare the carrying amount of the assets to the undiscounted pre-tax expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. We continually assess the useful lives of our intangible assets, taking into account historical client turnover experience, including recent losses of clients and expected future losses. Until December 28, 2002, the intangible asset from the Merck acquisition was being amortized over a weighted average useful life of 38 years. Effective as of the beginning of fiscal year 2003, we revised the weighted average useful life of the intangible asset to 35 years, with the annual intangible asset amortization expense increasing by $9.4 million compared to 2002. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years, with the annual intangible asset amortization expense increasing to $179.9 million from $94.3 million in 2003.

Pension and Other Postretirement Benefit Plans. Pension and other postretirement benefit plan information for financial reporting purposes is calculated using actuarial assumptions, including a discount rate for plan benefit obligations and an expected rate of return on pension plan assets.

We reassess our benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is evaluated annually and modified to reflect the prevailing market rate at the end of our fiscal year of a portfolio of high quality (AA and above) fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At December 25, 2004, we changed the discount rate to 5.75% from 6.0% for our pension and other postretirement benefit plans.

The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, we consider long-term compounded annualized returns of historical market data as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. As a result of this analysis, for 2005, we will maintain the expected rate of return assumption of 8.0% for our pension plan.

Actuarial assumptions are based on management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $0.7 million favorable (unfavorable) impact on net pension and postretirement benefit cost. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $0.2 million favorable (unfavorable) impact on net pension cost.

In the fourth quarter of 2003, the Compensation Committee of the Board of Directors approved a change to the postretirement health benefit plan which included changes to age and service requirements, introduction of a limit (or cap) on company subsidies to be based on 2004 costs, and reduced subsidies for spouses and dependents. Since the plan is capped based on 2004 costs, employer liability is not affected by the healthcare trend rate after 2004. This plan change resulted in approximately $19 million of net postretirement benefit cost reductions in 2004 compared to 2003.

For additional information on pension and other postretirement benefit plans, see Note 7, “Pension and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Contingencies. We are currently involved in various legal proceedings and other disputes with third parties that arise from time to time in the ordinary course of business. We have considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.” Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of such claims or defense against such claims. For additional information on contingencies, see Note 12, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Effects of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“Statement 123 (R)”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting

for Stock Issued to Employees,” and its related implementation guidance. Statement 123 (R), which is effective as of the first interim or annual reporting period that begins after June 15, 2005, requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income. We are required to adopt these new accounting requirements in the fiscal third quarter of 2005. We expect to use the modified prospective method available under Statement 123 (R), and to record an additional net after-tax charge to earnings amounting to approximately $15 million for each of the third and fourth quarters of 2005.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K.

CONDENSED INTERIM FINANCIAL DATA (UNAUDITED)

($ in millions, except per share amounts) 2004	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Product net revenues(1)	$8,822.8	$8,615.3	$8,760.2	$8,826.0
Service revenues	90.4	81.3	76.0	79.9

Total net revenues(1)	8,913.2	8,696.6	8,836.2	8,905.9

Cost of operations:
Cost of product net revenues(1)	8,427.6	8,238.7	8,377.6	8,452.6
Cost of service revenues	37.0	32.2	30.9	32.6

Total cost of revenues(1)	8,464.6	8,270.9	8,408.5	8,485.2
Selling, general and administrative expenses	169.8	170.8	156.8	178.9
Amortization of intangibles	45.0	45.0	45.0	45.0
Interest and other (income) expense, net	12.0	12.6	13.3	22.0

Total cost of operations	8,691.4	8,499.3	8,623.6	8,731.1

Income before provision for income taxes	221.8	197.3	212.6	174.8
Provision for income taxes	89.0	79.2	85.3	71.2

Net income	$132.8	$118.1	$127.3	$103.6

Basic earnings per share:
Weighted average shares outstanding	273.3	272.1	271.4	270.8
Earnings per share	$0.49	$0.43	$0.47	$0.38
Diluted earnings per share:
Weighted average shares outstanding	276.5	274.2	274.6	273.7
Earnings per share	$0.48	$0.43	$0.46	$0.38

($ in millions, except per share amounts) 2003	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Product net revenues(2)	$8,909.5	$8,447.9	$8,317.8	$8,237.9
Service revenues	92.4	76.1	86.7	96.2

Total net revenues(2)	9,001.9	8,524.0	8,404.5	8,334.1

Cost of operations:
Cost of product net revenues(2)	8,540.1	8,087.5	7,985.5	7,939.5
Cost of service revenues	48.8	47.7	48.1	45.1

Total cost of revenues(2)	8,588.9	8,135.2	8,033.6	7,984.6
Selling, general and administrative expenses	170.9	184.8	167.7	163.0
Amortization of intangibles	23.6	23.6	23.6	23.6
Interest and other (income) expense, net	16.1	8.7	(0.4)	(11.7)

Total cost of operations	8,799.5	8,352.3	8,224.5	8,159.5

Income before provision for income taxes	202.4	171.7	180.0	174.6
Provision for income taxes	84.1	71.4	74.8	72.6

Net income	$118.3	$100.3	$105.2	$102.0

Basic earnings per share:
Weighted average shares outstanding	270.3	270.0	270.0	270.0
Earnings per share	$0.44	$0.37	$0.39	$0.38
Diluted earnings per share:
Weighted average shares outstanding	272.8	270.2	270.0	270.0
Earnings per share	$0.43	$0.37	$0.39	$0.38

Notes

(1)	Includes retail co-payments of $1,652 million for the fourth quarter, $1,631 million for the third quarter, $1,694 million for the second quarter and $1,795 million for the first quarter of 2004.
(2)	Includes retail co-payments of $1,820 million for the fourth quarter, $1,686 million for the third quarter, $1,666 million for the second quarter and $1,677 million for the first quarter of 2003.

The fourth quarter of 2004 includes $21.4 million in additional intangible asset amortization compared to 2003, as a result of a decrease in the useful life of certain intangible assets at the beginning of 2004. The fourth quarter of 2003 includes $18 million for restructuring costs, $17 million for litigation expenses and net reserves for client disputes, and a $15 million charge for adverse purchase commitments.

Risk Factors

You should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K. If any of the following risks, or other potential risks that face our Company, actually occur, our business, financial condition or results of operations could suffer material adverse effects.

Risks Relating to Our Business

We are subject to government investigations challenging practices in our business under federal and state civil fraud, anti-kickback and other laws, and we are a defendant in two qui tam cases in which the federal government has intervened and a separate qui tam case that remains under seal, any of which could limit our business practices and materially adversely affect our financial condition, liquidity and results of operations.

We operate in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry, including the PBM industry and its practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in Congress and in state legislatures, and investigations and public statements by law enforcement officials. These factors contribute to the uncertainty regarding the possible course and outcome of the various lawsuits and investigations discussed in Note 12, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We are unable to predict the outcome of any such lawsuits or investigations. An adverse outcome in one of these suits or in any proceeding arising from one of these investigations could result in material fines and damages; material changes to our business practices; loss of (or litigation with) clients; and other penalties, and it could have a material adverse effect on our business, financial condition, liquidity and operating results.

Pending and threatened litigation challenging some of our important business practices could significantly negatively affect our ability to obtain rebates and could materially limit our business practices.

Various cases have been filed against us, claiming that we are a “fiduciary” under the provisions of ERISA, and that we breached our associated responsibilities in connection with the development and implementation of formularies, preferred drug listings and intervention programs, along with other claims. Descriptions of these lawsuits are included in Note 12, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Many of these lawsuits seek damages in unspecified amounts, which could be material, and some seek treble or punitive damages or restitution of profits, any of which could be material in amount. The outcome of each of these lawsuits is uncertain, and an adverse determination in any one of them could result in material damages or restitution and could materially limit our business practices. In addition, to the extent that we are required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in our making indemnification payments in amounts that could be material, in addition to any damages that we are required to pay. For these reasons, an adverse determination in any one or more of these lawsuits could have a material adverse effect on our business, financial condition, liquidity and operating results.

We announced on February 23, 2005 an agreement to acquire Accredo Health, Incorporated (“Accredo”), a provider of specialty pharmacy services. The completion of this acquisition is subject to customary conditions and if not consummated, our future specialty pharmacy offering may not be competitive in the marketplace and our net revenues and profitability may be negatively impacted.

The closing of the Accredo acquisition is subject to customary conditions, including (i) approval of the holders of Accredo common stock, (ii) absence of any law or order prohibiting the closing, and (iii) expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals. In addition, each party’s obligation to consummate the acquisition is subject to certain other conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) material compliance of the other party with its covenants and (iii) the delivery of customary opinions from counsel to us and counsel to Accredo that the acquisition will qualify as a tax-free reorganization for federal income tax purposes.

If our agreement with Accredo is not consummated, our future ability to provide a competitive specialty pharmacy offering to our clients would be harmed and our net revenues and profitability may be negatively impacted.

We could be required to record a material non-cash charge to income if our recorded intangible assets are impaired, or if we shorten intangible asset useful lives.

We had over $2.1 billion of recorded intangible assets, net, on our consolidated balance sheet as of December 25, 2004. The majority of these assets were created at the time of the Merck acquisition of Medco in 1993, and represents the value of client relationships at that point in time. Under current accounting rules, these assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients that were in our 1993 client base. If the carrying amount of the assets exceeds the undiscounted pre-tax expected cash flows from the remaining client base, we would be required to record a non-cash impairment charge to our consolidated statement of income in the amount the carrying value of these assets exceeds the discounted expected future cash flows from these clients. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of clients that were in the 1993 client base. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated statement of income. In 2004, we were notified of the loss of the Independence Blue Cross and the Federal Employees Health Benefit Plan accounts, which resulted in a reduction of the intangible asset weighted average useful life from 35 years to 23 years, with the annual amortization expense increasing to $180 million in 2004 from $94 million in 2003. An intangible asset impairment charge, or a reduction of amortization lives, could have a material adverse effect on our earnings and stockholders’ equity in the periods recorded and could adversely affect the price of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Use of Estimates and Critical Accounting Policies–Critical Accounting Policies” above.

Competition in our industry is intense and could harm our ability to attract and retain clients.

Competition in the PBM industry is intense. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. We compete with a wide variety of competitors, including large national PBMs such as Caremark Rx, Inc. and Express Scripts, Inc. These companies have national sales and account teams, mail order pharmacies and extensive technology infrastructure. Further consolidation within the PBM industry, as well as the acquisition of any of our competitors by larger companies, may also lead to increased competition. We also compete with insurers such as CIGNA Corporation and managed care organizations such as WellPoint Health Networks Inc., which offer prescription benefit plans in combination with other health benefits, using their own pharmacy benefit management facilities. In certain instances we also compete with large retail chains, or large retail stores with in-store pharmacy operations, that are motivated to preserve their share of retail pharmacy business, and may offer their own mail order programs or otherwise seek to limit acceptance of our mail order programs.

We compete based on innovation and service, as well as on price. To attract new clients and retain existing clients, we must continually develop new products and services to assist clients in managing their pharmacy benefit programs. We may not be able to develop innovative products and services that are attractive to clients. Moreover, although we need to continue to expend significant resources to develop or acquire new products and services in the future, we may not be able to do so. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to market our PBM services to clients successfully at our current levels of profitability.

If we do not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline.

We have contractual relationships with pharmaceutical manufacturers that provide us purchase discounts on drugs dispensed from our mail order pharmacies and rebates on brand-name prescription drugs dispensed through mail order and retail. These discounts and rebates are generally passed on to clients in the form of steeper price discounts and rebate pass-backs. Without purchase discounts and rebates from pharmaceutical manufacturers, we would not have been profitable in each of 2002, 2003 and 2004.

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

Rebates on drugs on which patents are expected to expire over the next several years currently contribute significantly to our earned rebates. Between 2005 and 2008 patents are expected to expire on brand-name drugs representing about $30 billion in annual sales in the United States. As these patents expire, the introduction of generic products may substantially reduce the market share of the brand-name drugs and the rebates manufacturers provide to us for including their brand-name drugs in the formularies we manage. We may also not be able to negotiate rebates for new brand-name drugs comparable to those rebates we are earning on brand-name drugs on which patents are expected to expire. We generally earn higher margins on generic drugs dispensed by our mail order pharmacies than we earn on brand-name drugs. However, manufacturers of newly-introduced generic drugs sometimes benefit from an exclusive marketing period, generally six months, during which we may be unable to earn these higher margins. The typically higher margins we earn on generic drugs and the rebates we earn by adding newly-approved, brand-name drugs to our formularies may not offset any decline in rebates for brand-name drugs on which patents expire.

Competitive pressures in the PBM industry have also caused us and many other PBMs to share with clients a larger portion of the rebates received from pharmaceutical manufacturers and to increase the discounts offered to clients. For further information regarding our margins, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” above.

Our ability to sustain the level of our gross margins depends to a significant degree upon our ability to earn purchase discounts and rebates at levels at least equivalent to those in prior years, and our ability to mitigate the impacts of steeper drug price discounts and rebate pass-backs to clients with other fees. Our margins may decline as we attract larger clients, who typically have greater bargaining power than smaller clients. Similarly, the amount of rebates that we earn may decline if pharmaceutical manufacturers decrease the amount of rebates they offer.

Changes in existing federal or state laws or regulations or in their interpretation by courts and agencies or the adoption of new laws or regulations relating to patent term extensions, rebate arrangements with pharmaceutical manufacturers, as well as some of the formulary and other services we provide to pharmaceutical manufacturers, could also reduce the discounts or rebates we receive and harm our financial condition and results of operations.

Failure to retain key clients could result in significantly decreased revenues and could harm our profitability.

Our largest client, UnitedHealth Group, represented approximately $6,500 million, or 18%, of our net revenues during 2004. Although none of our other clients individually represented more than 10% of our net revenues in 2004, our top 10 clients as of December 25, 2004, including UnitedHealth Group, represented approximately 44% of our net revenues during 2004.

Our larger clients frequently distribute requests for proposals and seek bids from other PBM providers, as well as us, before their contracts with us expire. In each year from 2000 through 2004, we retained clients accounting for almost 94% of our net revenues. In addition, a client that is involved in a merger or acquisition with a company that is not a client may not renew, and in some instances may terminate, its PBM contract with us.

If several of our large clients terminate, cancel or do not renew their agreements with us or stop contracting with us for some of the services we provide because they accept a competing proposal or because they are involved in a merger or acquisition, and we are not successful in generating sales with comparable operating margins to replace the lost business, our revenues and results of operations could suffer.

Failure to satisfy contractual obligations to clients could require us to pay performance penalties and could result in the termination of their contracts.

Many of our contracts with clients contain provisions that guarantee the level of service we will provide or the minimum level of rebates or discounts the client will receive. Many of our client contracts also include guaranteed cost savings from our utilization management programs. An increase in drug costs, if the result is an overall increase in the cost of the drug plan to the client, may prevent us from satisfying contractual obligations under which we have guaranteed certain cost savings or minimum levels of rebates or discounts. Additionally, these clients may be entitled to performance penalties or the right to terminate their contracts with us if we fail to meet a service, rebate or cost savings guarantee we provide to them. Clients that are party to these types of contracts represented, in aggregate, over 90% of our net revenues in 2004.

Our clients are generally entitled to audit our compliance with their contracts and on occasion a client or former client has claimed that it overpaid us for our services based on the results of an audit. Payment disputes may adversely affect our results of operations if they result in refunds or the termination or non-renewal of a client contract.

If we fail to comply with complex and rapidly evolving laws and regulations or increasingly sophisticated contractual obligations, we could suffer penalties, lose clients or be required to pay substantial damages or make significant changes to our operations.

We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our mail order pharmacies and our ability to participate in federal and state healthcare programs. We also continue to enter into detailed and complex contractual obligations. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations and contractual obligations. Although we believe that we are substantially complying with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.

The operating and financial restrictions imposed by our debt agreements could restrict our ability to finance operations and capital needs or to engage in other business activities.

Restrictions include limitations on our and our restricted subsidiaries’ ability to, among other things:

•	Borrow funds and issue preferred stock;

•	Pay dividends on our stock or repurchase our stock;

•	Create liens;

•	Enter into sale and leaseback transactions;

•	Use derivative instruments;

•	Engage in certain transactions with affiliates;

•	Consolidate, merge or sell assets;

•	Designate our subsidiaries as unrestricted subsidiaries; and

•	Make fundamental changes in our corporate existence and our principal business.

In addition, the agreements require us to comply with specified financial ratios and tests including a maximum leverage ratio and a minimum fixed charge coverage ratio. These restrictive covenants and financial ratios and tests restrict our financial flexibility. Because the indenture and the agreements governing our senior secured credit facility and accounts receivable financing facility have customary cross-default provisions, if debt is accelerated under one of these agreements, debt under one or both of the other agreements may also be accelerated.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, when products are withdrawn from the market or when increased safety risk profiles of specific drugs result in utilization decreases.

We dispense significant volumes of brand-name and generic drugs from our mail order pharmacies and through our network of retail pharmacies. These volumes are the basis for our net revenues and profitability. When products are withdrawn by manufacturers, or when increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.

Risks related to bioterrorism and mail tampering, and mail irradiation and other procedures the government may implement to manage these risks, could adversely affect and limit the growth of our mail order business.

Many prescription drugs are delivered to retail pharmacies or directly to consumers through the mail. In particular, our mail order pharmacies ship over one million parcels per week through the U.S. Postal Service and other couriers. A number of our contracts also require us to deliver pharmaceutical products within a designated average period of time following receipt of an order. We have no control, however, over delays caused by disruptions to the U.S. mail or other courier services. Moreover, should the risks related to bioterrorism or mail tampering increase or mail service experience interruptions or significant delays, we may have difficulty satisfying our contractual performance obligations and consumers may lose confidence in mail order pharmacies.

Additionally, the use of mail irradiation or other scanning devices, if implemented, could be harmful to pharmaceutical products shipped via the mail. We understand that this technology is not in general use and the U.S. Postal Service has not announced plans to use irradiation screening on prescription medicines. However, should the federal government implement mail irradiation technology to protect national security due to the risks of bioterrorism via the mail or for other unforeseen reasons, safe and reliable delivery of prescription drugs through the mail may be difficult. See Item 1, “Business—Government Regulation” above. If any of these events occur, we could be forced to temporarily or permanently discontinue our mail order operations, we would lose an important competitive advantage, and our results of operations would be harmed.

We may be subject to liability claims for damages and other expenses that are not covered by insurance.

Our product and professional liability insurance policies are expected to cover individual claims of up to $40 million. A successful product or professional liability claim in excess of our insurance coverage could harm our financial condition and results of operations.

Various aspects of our business may subject us to litigation and liability for damages, including the performance of PBM services, including formulary management and health improvement and clinical services, and the operation of our call center pharmacies and websites.

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

We believe that most of the claims described in Note 12, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are unlikely to be covered by insurance.

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

Currently, our automated pharmacies in Willingboro, New Jersey and Las Vegas, Nevada together dispense over 90% of our mail order prescriptions. Our data center, located in Fair Lawn, New Jersey, provides primary support for all applications and systems required for our business operations, including our integrated prescription claims processing, billing, communications and mail order systems. These facilities depend on the infrastructure in the areas where they are located and on the uninterrupted operation of our computerized dispensing systems and our electronic data processing systems. Significant disruptions at any of these facilities due to failure of our technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or malice or some other catastrophic event could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate, our ability to process and dispense prescriptions and provide products and services to our clients.

Risks Relating to Our Industry

PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA.

PBMs typically provide services to corporations and other sponsors of health benefit plans. These plans are subject to ERISA, which regulates employee pension benefit plans and employee welfare benefit plans, including health and medical plans. The U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by a PBM. We are party to several lawsuits that claim we are a fiduciary under ERISA. If a court were to determine, in litigation brought by a private party or in a proceeding arising out of a position taken by the Department of Labor, that we were a fiduciary in connection with services we provide, we could potentially be subject to claims for breaching fiduciary duties and/or entering into certain “prohibited transactions.”

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

During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including prescription drug costs, are underway at the federal and state government levels. Congress frequently considers proposals to reform the U.S. healthcare system. These proposals may increase governmental involvement in healthcare and PBM services and may otherwise change the way our clients do business. Healthcare organizations may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers.

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

On December 8, 2003, President Bush signed into law H.R. 1, the “Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (P.L. 108-173) (the “Act”). The Act offers far-reaching changes to the Medicare program, including changes to the current Medicare+Choice program, administrative and contracting reforms, changes to Medicare provider reimbursement, and the creation of a new type of health savings account. Most notably, the Act establishes a new Medicare Part D outpatient prescription drug benefit for the 35 million Americans who are age 65 and older, the most significant change to healthcare coverage for seniors since the inception of Medicare nearly 40 years ago. Starting January 1, 2006, seniors will have the opportunity to enroll in Medicare Part D. The Medicare Part D prescription benefit could make policies or plans less valuable to seniors and reduce the total market for PBM services. Moreover, our clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the Part D benefit may outweigh any opportunities for new business generated by the new benefit. We are not yet able to assess the impact that Medicare Part D will have on our clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members. Although we intend to apply to CMS to become a nationwide Medicare Part D Prescription Drug Plan sponsor, we are not yet in a position to predict the impact of such participation on our business, financial condition or results of operations.

Risks Relating to Our Relationship with Merck

Under our managed care agreement with Merck, our rebates could decline by a substantial amount and we may have to pay substantial liquidated damages to Merck if we fail to achieve specified market share levels.

Our historical consolidated financial statements include recorded rebates from Merck based upon the volume of Merck patented products dispensed either by our mail order pharmacies or through our retail pharmacy networks and the level of control we exercise over drugs utilized in our clients’ plans.

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

The agreement requires us to:

•	Ensure that all Merck patented products are included in each of our standardized formularies on the most preferred branded tier.

•	Make offers and proposals to potential, new or existing plans relating to the treatment of Merck patented products under those plans.

•	Use our best efforts to ensure that Merck patented products are made available to members under plans we manage or administer with no less favorable access, and on a no less favorable clinical or economic basis, than competitive patented products.

•	Provide notices and information to Merck and our clients and afford Merck the opportunity to communicate with us and our clients regarding Merck products and the recommendations we make to our clients regarding those Merck products.

•	Ensure that for each quarter the dollar-weighted ratio of (a) the market shares of Merck patented products under plans we manage or administer to (b) the national third-party market shares of Merck patented products (excluding prescriptions under plans we manage or administer), which we refer to as our aggregate market share differential, is at or above a minimum level.

The rebates that we may earn under the agreement may be reduced or eliminated if we do not comply with various obligations or our aggregate market share differential is below target or minimum levels. Merck has the right to terminate the managed care agreement at any time on 120 days’ notice. Merck may also at any time withdraw any of its patented products from the terms of the agreement, subject to certain restrictions with respect to Zocor. Merck’s termination of the agreement or withdrawal of products could harm our results of operations and financial condition.

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

For the third quarter of 2004, the most recent fiscal quarter for which formulary access rebates and market share differentials have been calculated, our aggregate market share differential was approximately 1.33 to 1, compared to 1.31 to 1 for the third quarter of 2003. The aggregate target market share differential for the third quarter of 2004 was approximately 1.28 to 1. Declines in our aggregate market share differential will generally reduce the aggregate amount of market share rebates we receive under the agreement for any quarter.

We will not receive any rebates for any quarter in which our aggregate market share differential is less than an aggregate minimum market share differential, adjusted as provided in the agreement. The aggregate minimum market share differential for the third quarter of 2004 was approximately 1.21 to 1. If we fail to achieve the aggregate minimum market share differential, we will be required to pay to Merck, as liquidated damages, 50% of the additional revenue Merck would have received if we had achieved this aggregate minimum market share differential for that quarter. For illustrative purposes only, based on the utilization of Merck products under our plans during the third quarter of 2004, if our aggregate market share differential had been below the aggregate minimum market share differential for that quarter, for each 0.01 increment (or portion of that increment) our aggregate market share differential had been below the aggregate minimum market share differential, we would have been required to pay approximately $3 million (or a ratable portion of that amount, as applicable) to Merck as liquidated damages.

We may not be able to maintain the aggregate target or aggregate minimum market share differential for any quarter or for the term of the agreement, and our aggregate market share differential may decline due to a variety of factors. The rebates we receive from Merck may vary substantially from quarter to quarter and may decline from historic levels, or we may not be entitled to receive rebates at all. Moreover, we cannot predict how Merck or other pharmaceutical manufacturers will price their products, and these pricing decisions could have a substantial impact on our ability to achieve the aggregate target market share differential and aggregate minimum market share differential.

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

•	Under rebate arrangements with other pharmaceutical manufacturers, generally only the market share rebates we have an opportunity to earn are contingent upon achieving specified aggregate market share differentials for the manufacturers’ products. The managed care agreement, however, makes the level of all rebates dependent upon our maintaining specified aggregate market share differentials.

•	Provisions covering liquidated damages, as discussed above, are not included under our agreements with other pharmaceutical manufacturers.

•	Under rebate arrangements with other pharmaceutical manufacturers, the pharmaceutical manufacturers generally may not unilaterally withdraw a product from the terms of the rebate agreement, as Merck is generally entitled to do under the managed care agreement.

•	Other provisions of the managed care agreement absent from our agreements with other manufacturers include Merck’s unilateral right to terminate the agreement and our agreement to indemnify Merck for specified liabilities.

These provisions under the managed care agreement could harm our results of operations and financial condition. The terms and requirements of the agreement and consequences of noncompliance provided in the agreement are likely to have a more significant impact on the conduct of our business than those contained in agreements with other pharmaceutical manufacturers. Because of these provisions, if we breach the managed care agreement, the consequences may be more adverse to us than if we breach our agreements with other pharmaceutical manufacturers.

Our managed care agreement with Merck contains provisions that may make it more difficult for us to sell stock or assets or for another company to acquire or merge with us.

Neither our rights nor our obligations under our managed care agreement with Merck may be assigned, including by operation of law. We are prohibited from selling to any party businesses or assets representing 5% or more of our net income or net revenues, or 15% or more of any class of our equity securities or of the equity securities of any subsidiary that generated 5% or more of our net revenues or net income, or more than 5% of our assets on a book value or fair value basis, measured in each case as of the end of the quarter preceding the transaction, unless, at Merck’s election, the acquiring party or its ultimate parent agrees to enter into an agreement with Merck containing provisions relating to that party, any plans managed or administered by it, and its affiliates, that are substantially similar to our managed care agreement with Merck (other than as they relate to existing groups of members under those groups’ plans, which would not be required to be subject to the agreement). These provisions could limit our ability to engage in sales of our stock or assets, or to engage in a merger or change of control transaction, that our shareholders might consider favorable, and may discourage third parties from seeking to enter into business combination transactions with us.

The agreements we have entered into with Merck in connection with the spin-off could restrict our operations.

In connection with our spin-off from Merck, we and Merck entered into a number of agreements, in addition to the managed care agreement, that governed our spin-off from Merck and now govern our relationship. Each of these agreements was entered into in the context of our relationship to Merck as a wholly-owned subsidiary and our spin-off from Merck, and, accordingly, the terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s-length negotiations with unaffiliated third parties. These agreements commit us to take actions, observe commitments and accept terms and conditions that are or may be advantageous to Merck but are or may be disadvantageous to us. The terms of these agreements include obligations and restrictive provisions, including, but not limited to:

•	An agreement that restricts our ability, for a period of five years after the completion of the spin-off, to engage in a business similar to the business of developing, manufacturing or marketing human or animal health products except to the extent these activities relate to the conduct of our PBM business. We are also subject to some restrictions on our ability to make acquisitions of, and investments in, any company that conducts these prohibited activities or businesses. In addition, if we acquire a company that conducts prohibited businesses and activities and we subsequently decide to dispose of any of those prohibited activities or businesses within five years of the date of the spin-off, we will be required to provide Merck with a right of first offer to acquire those activities or businesses.

•	An agreement to indemnify Merck, its affiliates, and each of their respective directors, officers, employees, agents and representatives from all liabilities that arise from our breach of, or performance under, the agreements we are entering into with Merck in connection with the spin-off and for any of our liabilities, including certain liabilities arising out of some of the litigation in which we are involved.

•	An agreement with regard to tax matters between us and Merck which restricts our ability to engage in certain strategic or capital-raising transactions.

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

Our amended and restated certificate of incorporation, our amended and restated bylaws and various provisions of the Delaware General Corporation Law, or the DGCL, may also make it more difficult to effect a change of control of our company or remove incumbent officers and directors. The existence of these provisions may adversely affect the price of our common stock, discourage third parties from making a bid to acquire our company or reduce any premium paid to our shareholders for their common stock. Our Board of Directors has authority to issue up to 10,000,000 shares of “blank check” preferred stock and to attach special rights and preferences to this preferred stock. The issuance of this preferred stock may make it more difficult for a third party to acquire control of us.

Our Board of Directors is divided into three classes as nearly equal in size as possible with staggered three-year terms. This classification of our Board of Directors could have the effect of making it more difficult for a third party to acquire our company or of discouraging a third party from acquiring control of our company because it will generally make it more difficult for shareholders to replace a majority of the directors. It is not possible to remove a director except for cause and only by a vote of holders of at least 80% of the voting power of our outstanding shares of stock.

Additionally, as a result of our ownership of three insurance companies, a third party attempting to effect a change of control of our company may be required to obtain approval from the applicable state insurance regulatory officials. The need for this approval may discourage third parties from making a bid for our company or make it more difficult for a third party to acquire our company, which may adversely affect the price of our common stock.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

A description of quantitative and qualitative disclosures about market risk is contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate and Foreign Exchange Risk.”

Item 8. Financial Statements and Supplementary Data.

*	Selected quarterly financial data for the fiscal year ended December 25, 2004 is included herein under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Condensed Interim Financial Data (Unaudited).”

See Item 9A, “Controls and Procedures,” below for Management’s Report on Internal Control Over Financial Reporting.

See Item 15, “Exhibits and Financial Statement Schedules,” below for financial statement schedule, Schedule II, Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medco Health Solutions, Inc.:

We have completed an integrated audit of Medco Health Solutions, Inc.’s 2004 consolidated financial statements, and of its internal control over financial reporting as of December 25, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Medco Health Solutions, Inc. and its subsidiaries (the “Company”) at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 25, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Florham Park, N.J.
February 23, 2005

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	December 25, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,145.5	$638.5
Short-term investments	65.4	59.5
Accounts receivable, net	1,555.4	1,394.0
Inventories, net	1,315.6	1,213.4
Prepaid expenses and other current assets	66.7	95.5
Deferred tax assets	171.8	359.4

Total current assets	4,320.4	3,760.3

Property and equipment, net	657.8	757.3
Goodwill, net	3,310.2	3,310.2
Intangible assets, net	2,140.6	2,320.5
Other noncurrent assets	112.5	114.7

Total assets	$10,541.5	$10,263.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,162.1	$1,988.2
Accrued expenses and other current liabilities	382.4	567.1
Current portion of long-term debt	100.0	50.0

Total current liabilities	2,644.5	2,605.3

Noncurrent liabilities:
Long-term debt, net	1,092.9	1,346.1
Deferred tax liabilities	1,030.2	1,177.5
Other noncurrent liabilities	54.5	54.1

Total liabilities	4,822.1	5,183.0

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued and outstanding: 274,436,379 shares at December 25, 2004 and 270,532,667 shares at December 27, 2003	2.7	2.7
Accumulated other comprehensive income	—	—
Additional paid-in capital	5,067.0	4,913.4
Unearned compensation	(3.2)	(7.4)
Retained earnings	652.9	171.3

Total stockholders’ equity	5,719.4	5,080.0

Total liabilities and stockholders’ equity	$10,541.5	$10,263.0

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except for per share data)

For Fiscal Years Ended	December 25, 2004	December 27, 2003	December 28, 2002
Product net revenues (Includes retail co-payments of $6,773 for 2004, $6,850 for 2003, and $6,457 for 2002)	$35,024.4	$33,913.1	$32,573.0
Service revenues	327.5	351.4	385.5

Total net revenues	35,351.9	34,264.5	32,958.5

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $6,773 for 2004, $6,850 for 2003, and $6,457 for 2002)	33,496.6	32,552.7	31,483.9
Cost of service revenues	132.8	189.7	173.8

Total cost of revenues (See Note 11 for a description of transactions with Merck)	33,629.4	32,742.4	31,657.7
Selling, general and administrative expenses	676.4	686.4	587.7
Amortization of intangibles	179.9	94.3	84.9
Interest and other (income) expense, net	59.9	12.7	7.9

Total cost of operations	34,545.6	33,535.8	32,338.2

Income before provision for income taxes	806.3	728.7	620.3
Provision for income taxes	324.7	302.9	258.7

Net income	$481.6	$425.8	$361.6

Basic earnings per share:
Weighted average shares outstanding	271.9	270.1	270.0

Earnings per share	$1.77	$1.58	$1.34

Diluted earnings per share:
Weighted average shares outstanding	274.7	270.8	270.0

Earnings per share	$1.75	$1.57	$1.34

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares (in thousands)	($ in millions, except for per share data)
	Common Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings*	Total Stockholders’ Equity
Balances at December 29, 2001	270,000	$2.7	$(5.6)	$6,271.2	$—	$—	$6,268.3

Minimum pension liability, net of tax of $3.0	—	—	5.7	—	—	—	5.7
Net income	—	—	—	115.7	—	245.9	361.6

Total comprehensive income	—	—	5.7	115.7	—	245.9	367.3

Balances at December 28, 2002	270,000	2.7	0.1	6,386.9	—	245.9	6,635.6

Net income	—	—	—	—	—	425.8	425.8
Unrealized loss on investments	—	—	(0.1)	—	—	—	(0.1)

Total comprehensive income	—	—	(0.1)	—	—	425.8	425.7
Issuance of common stock for options exercised	533	—	—	13.8	—	—	13.8
Restricted stock unit activity	—	—	—	12.3	(7.4)	—	4.9
Dividend paid to Merck	—	—	—	(1,499.6)	—	(500.4)	(2,000.0)

Balances at December 27, 2003	270,533	2.7	—	4,913.4	(7.4)	171.3	5,080.0

Net income	—	—	—	—	—	481.6	481.6

Total comprehensive income	—	—	—	—	—	481.6	481.6
Issuance of common stock for options exercised	3,522	—	—	108.1	—	—	108.1
Issuance of common stock under the Employee Stock Purchase Plan	241	—	—	7.0	—	—	7.0
Restricted stock unit activity	140	—	—	0.2	4.2	—	4.4
Adjustment to deferred taxes existing as of the spin-off date	—	—	—	38.3	—	—	38.3

Balances at December 25, 2004	274,436	$2.7	$—	$5,067.0	$(3.2)	$652.9	$5,719.4

*	For the period subsequent to May 25, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

For Fiscal Years Ended	December 25, 2004	December 27, 2003	December 28, 2002
Cash flows from operating activities:
Net income	$481.6	$425.8	$361.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	197.6	189.0	172.5
Amortization of intangibles	179.9	94.3	84.9
Deferred income taxes	78.6	(142.0)	57.7
Other	35.8	37.3	4.8
Net changes in assets and liabilities:
Accounts receivable	(164.1)	166.7	(593.8)
Inventories	(102.2)	(150.7)	142.9
Other noncurrent assets	(10.7)	33.6	0.8
Current liabilities	(10.9)	475.8	208.0
Other noncurrent liabilities	(3.1)	19.9	20.1
Other	29.0	(25.8)	10.8

Net cash provided by operating activities	711.5	1,123.9	470.3

Cash flows from investing activities:
Capital expenditures	(98.1)	(124.9)	(235.2)
Purchases of securities and other investments	(69.7)	(144.8)	(110.2)
Proceeds from sale of securities and other investments	65.9	150.6	105.0

Net cash used by investing activities	(101.9)	(119.1)	(240.4)

Cash flows from financing activities:
Proceeds from long-term debt	800.0	1,396.0	—
Repayments on long-term debt	(1,000.0)	—	—
Net proceeds under accounts receivable financing facility	—	100.0	—
Repayments under accounts receivable financing facility	—	(100.0)	—
Debt issuance costs	(4.2)	(20.6)	—
Proceeds from employee stock plans	101.6	12.1	—
Dividend paid to Merck	—	(2,000.0)	—
Intercompany transfer from (to) Merck, net	—	231.8	(231.8)

Net cash used by financing activities	(102.6)	(380.7)	(231.8)

Net increase (decrease) in cash and cash equivalents	$507.0	$624.1	$(1.9)
Cash and cash equivalents at beginning of year	$638.5	$14.4	$16.3

Cash and cash equivalents at end of year	$1,145.5	$638.5	$14.4

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$60.6	$11.4	$—
Income taxes	$391.6	$279.8	$201.0

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

Medco Health Solutions, Inc., (“Medco” or the “Company”), is a leading pharmacy benefit manager (“PBM”) with the nation’s largest mail order pharmacy operations. Medco assists its clients to moderate the cost and enhance the quality of prescription drug benefits to their members nationwide. The Company’s clients include private- and public-sector employers and healthcare organizations.

Medco was spun off as an independent publicly traded enterprise on August 19, 2003, prior to which it was a wholly-owned subsidiary of Merck & Co., Inc., (“Merck”). Medco was previously a standalone publicly traded company until its acquisition by Merck on November 18, 1993. As part of the spin-off transaction in 2003, Medco received $564.7 million from Merck in settlement of a net intercompany receivable from Merck, incurred debt in the amount of $1,499.6 million, and used the proceeds from the debt and intercompany settlement to pay a $2.0 billion parting cash dividend to Merck. See Note 11, “Business Transactions with Merck during the Merck Ownership Period,” for additional information. The Company began recording retained earnings subsequent to May 25, 2002, when it converted from a limited liability company to a corporation (the “incorporation”). Of the $2.0 billion parting cash dividend paid to Merck, $500.4 million, representing the accumulated retained earnings from May 25, 2002, through August 19, 2003, was applied to retained earnings and the balance of $1,499.6 million was applied to additional paid-in capital.

In connection with the spin-off, Merck and the Company entered into a series of agreements, including a master separation and distribution agreement, an indemnification and insurance matters agreement, an amended and restated managed care agreement, a tax responsibility allocation agreement and other related agreements, which were to govern the future contractual obligations between the two companies. See Note 11, “Business Transactions with Merck during the Merck Ownership Period,” for additional information.

The consolidated financial statements reflect the historical results of operations and cash flows of the Company and include the goodwill and intangible assets pushed down to the Company’s consolidated balance sheets arising from Merck’s acquisition of the Company in 1993. For the majority of the period from November 18, 1993 through August 19, 2003, during which the Company was a wholly-owned subsidiary of Merck, Merck provided the Company with various services, including finance, legal, public affairs, executive oversight, human resources, procurement and other services. The historical consolidated financial statements include expense allocations related to these services, which diminished as the Company prepared for the spin-off. The Company considers these allocations to be reasonable reflections of the utilization of services provided. The financial information included herein is not indicative of the consolidated financial position, operating results, changes in equity and cash flows of the Company for any future period, or what they would have been had the Company operated as a separate company prior to August 19, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years. The Company’s fiscal years end on the last Saturday in December. Fiscal years 2004, 2003 and 2002 each consist of 52 weeks. Unless otherwise stated, references to years in the consolidated financial statements relate to fiscal years.

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

Short-Term Investments. The Company has investments in certificates of deposit and U.S. government securities that are carried at fair value and classified as available for sale with unrealized gains and losses included as a separate component of equity, net of tax. These investments, totaling $65.4 million and $59.5 million as of December 25, 2004 and December 27, 2003, respectively, have maturities of less than one year and are held to satisfy the statutory capital and other requirements for the Company’s insurance subsidiaries.

Financial Instruments. The carrying amount of cash, short-term investments in marketable securities, trade accounts receivable and claims and other accounts payable approximated fair values as of December 25, 2004 and December 27, 2003. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their cash flows. The fair value of the Company’s senior notes was $559.4 million and $549.7 million at December 25, 2004 and December 27, 2003, respectively, and was estimated based on quoted market prices. The fair value of the term loan obligations outstanding under the Company’s senior secured bank credit facility approximates its carrying value and was estimated using current interbank market prices. The fair value of the Company’s obligation under its interest rate swap agreements was $3.4 million as of December 25, 2004 and was based on quoted market prices that reflect the present values of the differences between future fixed rate payments and estimated future variable rate receipts. As of and for the fiscal year ended December 27, 2003, the Company did not use derivative financial instruments. See Note 6, “Debt,” for additional information.

Accounts Receivable, Net. Accounts receivable, net, includes billed and estimated unbilled receivables from manufacturers and clients. In addition, rebates payable to clients are estimated and accrued as a reduction in accounts receivable, net, based upon the prescription drugs dispensed by the pharmacies in the Company’s retail networks, or dispensed by the Company’s mail order pharmacies. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Unbilled receivables from manufacturers are generally billed beginning 30 days from the end of each quarter. Unbilled receivables from clients are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled receivables from clients can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. As of December 25, 2004 and December 27, 2003, respectively, unbilled receivables from clients and manufacturers amounted to $1,257.2 million and $1,279.1 million. Accounts receivable are presented net of allowance for doubtful accounts of $5.5 million and $6.4 million at December 25, 2004 and December 27, 2003, respectively.

Inventories, Net. Inventories, net, are located in the Company’s mail order pharmacies and warehouses, consist solely of finished product (primarily prescription drugs), and are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment, Net. Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method for assets with useful lives ranging from three to 45 years. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the useful lives of the assets. The Company complies with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to the existing system, are expensed as incurred. Property and equipment is reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows derived from the lowest appropriate asset groupings. If this comparison indicates that there is an impairment, the amount of the impairment would be calculated using discounted expected future cash flows.

Net Revenues. Product net revenues consist principally of sales of prescription drugs to clients, either through the Company’s network of contractually affiliated retail pharmacies or through the Company’s mail order pharmacies, and are recognized when those prescriptions are dispensed and received by the clients’ members. The Company evaluates client contracts using the indicators of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in most of its transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (co-payment), as well as the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, who are members of clients’ plans, and (e) has credit risk for the price due from the client. In limited instances where the Company adjudicates prescriptions at pharmacies that are under contract directly with the client and there are no financial risks to the Company, such revenue is recorded at the amount of the administrative fee earned by the Company for processing the claim (“Net Reporting”). Rebates, guarantees, and risk-sharing payments paid to clients and other discounts are deducted from product net revenue as they are earned by the client. Rebates are generally paid to clients subsequent to collections from pharmaceutical manufacturers, although there are certain instances where rebates are paid to clients on a more accelerated basis. Other contractual payments made to clients are generally made upon initiation of contracts as implementation allowances, which may, for example, be designated by clients as funding for their costs to transition their plans to the Company or as compensation for certain information or licensing rights granted by the client to the Company. The Company considers these payments to be an integral part of the Company’s pricing of a contract and believes that they represent only a variability in the timing of cash flows that does not change the underlying economics of the contract. Accordingly, these payments are capitalized and amortized as a reduction of product net revenue, generally on a straight-line basis, over the life of the contract where the payments are refundable upon cancellation of the contract or relate to noncancelable contracts. Amounts capitalized are assessed periodically for recoverability based on the profitability of the contract. In each of 2004 and 2003, the Company had one client that represented 18% of net revenues. This client represented 16% of net revenues in 2002.

Service revenues consist principally of sales of prescription services to pharmaceutical manufacturers and other parties, and administrative fees earned from clients and other non-product related revenues. Client administrative fees are earned for services that are comprised of claims processing, eligibility management, benefits management, pharmacy network management and other related customer services. Service revenues are recorded by the Company when performance occurs and collectibility is assured.

Cost of Revenues. Cost of product net revenues includes the cost of inventory dispensed from the mail order pharmacies, costs incurred in the mail order front-end prescription order processing pharmacies and back-end prescription dispensing pharmacies, along with associated depreciation. Cost of product net revenues also includes ingredient costs of drugs dispensed by and professional fees paid to retail network pharmacies. In addition, cost of product net revenues includes the operating costs of the Company’s call center pharmacies, which primarily respond to member and retail pharmacist inquiries regarding member prescriptions, as well as physician calls. Cost of product net revenues also includes an offsetting credit for rebates earned from pharmaceutical manufacturers whose drugs are included on the Company’s preferred drug lists, which are also known as formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed under formularies, and market share rebates, which are based on the achievement of contractually specified market share levels for a specific drug. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying estimated rebatable prescription drugs dispensed through the Company’s retail network and through the Company’s mail order pharmacies by the contractually agreed manufacturer rebate amount. Rebates receivable estimates are revised to actual, with the difference recorded to cost of revenues, upon billing to the manufacturer, generally 30 to 90 days subsequent to the end of the applicable quarter. These billings are not issued until the necessary specific eligible claims and third party market share data is received and thoroughly analyzed. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized and recorded to actual amounts billed has not been material to the Company’s results of operations. Cost of service revenues consists principally of labor and operating costs for delivery of services provided, costs associated with member communication materials, and certain information acquisition costs.

Goodwill, Net. Goodwill, net, of $3,310.2 million at December 25, 2004 and December 27, 2003, (net of accumulated amortization of $813.4 million through December 29, 2001) primarily represents the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck in 1993 and, to a significantly lesser extent, the Company’s acquisition of ProVantage Health Services, Inc. in 2000. The Company tests its goodwill for impairment on an annual basis, or whenever events, such as a protracted decline in the Company’s stock price or other changes in circumstances indicate that the carrying amount may not be recoverable, using a two-step fair-value based test. The most recent assessment of goodwill impairment was performed as of December 25, 2004, and the recorded goodwill was determined not to be impaired.

Intangible Assets, Net. Intangible assets, net, primarily reflect the value of client relationships of $2,140.6 million at December 25, 2004 and $2,320.5 million at December 27, 2003, (net of accumulated amortization of $1,031.6 million at December 25, 2004 and $851.7 million at December 27, 2003) that arose in connection with the acquisition of the Company by Merck in 1993 and that have been pushed down to the consolidated balance sheets of the Company. These intangible assets are recorded at cost and are reviewed for impairment whenever events, such as losses of significant clients, or other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, the carrying amount of the assets is compared to the pre-tax undiscounted expected future cash flows derived from the lowest appropriate asset groupings. If this comparison indicates that there is an impairment, the amount of the impairment would be calculated using discounted expected future cash flows. The Company continually assesses the useful lives of the intangible assets, taking into account historical client turnover experience, including recent losses of clients and expected future losses, to ensure they reflect current circumstances. Until December 28, 2002, the intangible asset from the Merck acquisition was being amortized over a weighted average useful life of 38 years. Effective as of the beginning of fiscal year 2003, the weighted average useful life of the intangible asset was revised to 35 years, with the annual intangible asset amortization expense increasing by $9.4 million compared to 2002. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years, with the annual intangible asset amortization expense increasing to $179.9 million from $94.3 million in 2003.

Stock-Based Compensation. Prior to the spin-off from Merck, the Company’s employees had participated in Merck stock option plans under which employees were granted options to purchase shares of Merck common stock at the fair market value on the date of grant. These options generally were exercisable in three to five years and expired within five to 15 years from the date of grant. Certain Merck stock options granted in 2002 and 2003 converted to Medco options upon the spin-off (the “Converted Options”). The rate of conversion was determined based on a formula that preserved the economic position of the option holder immediately before and after the spin-off. Subsequent to the spin-off, the Company granted Medco options to employees to purchase shares of Medco common stock at the fair market value on the date of grant. Under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as of December 25, 2004, 25.8 million shares of the Company’s common stock are available for awards under the plan.

The Company accounts for employee options to purchase stock, and for employee participation in the Medco Health Solutions, Inc., 2003 Employee Stock Purchase Plan (“2003 ESPP”) and the Medco Health Solutions, Inc., 2001 Employee Stock Purchase Plan (“2001 ESPP”), under the intrinsic value method of expense recognition in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). See “—Recent Accounting Pronouncements” below for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123 (R)”) which revises SFAS No. 123 and supersedes APB 25, and its related implementation guidance. Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option on the date of grant. Employee stock options are granted to purchase shares of stock at the fair market value on the date of grant. Accordingly, no compensation expense has been recognized in the Company’s consolidated statements of income for any stock options, the 2003 ESPP or the 2001 ESPP.

If the fair value method of accounting for the Medco options, Merck options, 2003 ESPP and the 2001 ESPP had been applied, net income in 2004, 2003 and 2002 would have been reduced. The fair value method requires recognition of compensation expense ratably over the vesting period. Prior to December 28, 2003, pro forma compensation expense utilizing the fair value method of accounting for the Company’s stock options had been calculated using the Black-Scholes model based on a single-option valuation approach using the straight-line method of amortization. In January 2004, the Company revised the assumptions utilized by the Black-Scholes model in determining pro forma compensation expense, based on updated option exercise data, such that the expense is determined using separate expected term assumptions for each vesting tranche, with the expense attributed under the method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). As a result, beginning in January 2004, the Company has calculated pro forma compensation expense for any stock options granted since that time using the FIN 28 methodology. For the year ended December 25, 2004, this change in methodology resulted in an increase of $9.7 million, net of tax, in the pro forma compensation expense over the amount calculated had the single-option value straight-line method of amortization been utilized.

The pro forma effect on net income and earnings per share if the Company had applied the fair value method for recognizing employee stock-based compensation to the Medco options, Merck options, 2003 ESPP and 2001 ESPP is as follows ($ in millions, except for per share data):

Fiscal Years	2004	2003	2002
Net income, as reported (1)	$481.6	$425.8	$361.6
Medco stock-based compensation expense, net of tax (2)	(89.0)	(43.1)	—

Pro forma net income including Medco stock-based compensation expense	392.6	382.7	361.6
Merck stock-based compensation expense, net of tax (3)	—	(98.3)	(72.7)

Pro forma net income including all stock-based compensation expense	$392.6	$284.4	$288.9

Basic earnings per share:
As reported	$1.77	$1.58	$1.34
Pro forma	$1.44	$1.05	$1.07
Diluted earnings per share:
As reported	$1.75	$1.57	$1.34
Pro forma	$1.43	$1.05	$1.07

Notes

(1)	Subsequent to the spin-off in August 2003, the Company granted 474,300 restricted stock units to key employees and directors. These restricted stock units generally vest over two or three years. Additionally, in April 2004, the Company granted 14,000 restricted stock units to directors, which vest over one year. The Company recorded unearned compensation within stockholders’ equity at an amount equivalent to the market value on the date of grant of $0.5 million in 2004 and $8.5 million in 2003, and is amortizing such amount to compensation expense over the vesting period. Net income, as reported, includes stock-based compensation expense related to the restricted stock units for the year ended December 25, 2004 of $2.6 million ($4.4 million pre-tax). For the year ended December 27, 2003, compensation expense related to the restricted stock units was $2.9 million ($5.0 million pre-tax). At December 25, 2004, the net unearned compensation recorded within stockholders’ equity is $3.2 million.
(2)	For the year ended December 25, 2004, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $57.1 million ($95.5 million pre-tax) for the Medco options, $31.2 million ($52.2 million pre-tax) for the Converted Options, as well as $0.7 million ($1.2 million pre-tax) for the 2003 ESPP. Prior to the spin-off, the Converted Options were valued with option assumptions applicable to Merck and upon spin-off were re-valued using the SFAS 123 fair value method assumptions applicable to Medco. The resulting increase in the fair values of the Converted Options is recognized ratably over the remaining vesting period of the option grant.
(3)	The Company is reflecting the Merck stock-based compensation for its employees in the pro forma net income for the periods the Company was wholly-owned by Merck. Upon spin-off from Merck, the Company’s employees had no remaining service requirements to Merck and the Merck stock options became fully vested, with the 2003 compensation expense of $98.3 million reflecting the accelerated vesting. There has been no impact on the Company’s post spin-off pro forma earnings, nor will there be any impact on future pro forma earnings relating to the Merck options.

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price on the grant date and weighted average assumptions specific to the underlying options. The Medco volatility assumption is based on the volatility of the largest competitors within the PBM industry combined with the Company’s stock price volatility for the period the Company has been publicly traded. The historical Merck assumptions relate to Merck stock and were therefore based on Merck’s valuation assumptions. The assumptions utilized for option grants during the years presented are as follows:

Fiscal Years	2004		2003	2002
Medco stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	—		—	N/A	*
Risk-free interest rate	3.1%		3.0%	N/A	*
Expected volatility	45.0%		45.0%	N/A	*
Expected life (years)	5.5		4.6	N/A	*
Merck stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	N/A	*	2.6%	2.4%
Risk-free interest rate	N/A	*	2.4%	4.2%
Expected volatility	N/A	*	31.0%	31.0%
Expected life (years)	N/A	*	5.1	5.2

*	Not applicable.

See Note 9, “Stock Based Compensation,” for additional information concerning the Company’s stock-based compensation plans.

Business Transactions with Merck during the Merck Ownership Period. The Company was a wholly-owned subsidiary of Merck from November 18, 1993 through August 19, 2003, and entered into intercompany transactions with Merck as further discussed in Note 11. The net amount due from Merck as of December 29, 2001 was classified as equity and formed a part of the continuing equity of the Company.

Income Taxes. The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Prior to the date of its incorporation, the Company was structured as a single member limited liability company with Merck as the sole member. As described further in Note 8, “Taxes on Income,” under the terms of the tax responsibility allocation agreement, the Company is responsible for the payment of federal income taxes and all state income taxes on income earned subsequent to the date of the spin-off, except that the Company is also generally responsible for state income taxes on income earned subsequent to the date of incorporation in states where Merck did not file a unitary or combined return. These federal and state income tax liabilities are reflected in accrued expenses and other current liabilities. Merck is responsible for the payment of federal and state income taxes on income earned prior to the aforementioned transition dates. The Company records deferred tax assets and liabilities based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates.

Use of Estimates. The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as accruals for rebates receivable and payable, depreciable/useful lives, testing for impairment of long-lived assets, income taxes, pension and other postretirement benefit plan assumptions, amounts recorded for contingencies, and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Operating Segments. The Company conducts and reports its operations as a single operating segment, which primarily consists of sales of prescription drugs to clients either through the Company’s networks of contractually affiliated retail pharmacies or through its mail order pharmacies, and in one geographic region: the United States and Puerto Rico. Management reviews the operating and financial results on a consolidated basis. PBM services to clients are delivered and managed under a single contract for each client.

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

For purposes of calculating fiscal year 2003 diluted EPS, the Converted Options were assumed to have converted to Medco options on their original date of grant. Subsequent to the spin-off in August 2003, the Company granted options of 12.5 million shares in fiscal 2003 and 6.6 million shares in fiscal 2004 at the fair market value on the date of grant. These options may have a dilutive effect on future EPS if the exercise price of the options is less than the market price during a future reporting period. Options granted by Merck to Medco employees prior to February 26, 2002 remain options to purchase Merck stock and became fully vested upon the spin-off. These Merck options have no impact on Medco share dilution. For the year ended December 25, 2004, there were outstanding options to purchase 1.4 million shares of Medco stock where the exercise price of the options exceeded the average stock price, which is calculated as the average of the NYSE price for each trading day in the fiscal period. Accordingly, these options are excluded from the diluted EPS calculation.

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation (amounts in millions):

Fiscal Years	2004	2003	2002
Weighted average shares outstanding	271.9	270.1	270.0
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	2.8	0.7	—

Weighted average shares outstanding assuming dilution	274.7	270.8	270.0

Other Comprehensive Income (Loss). Total comprehensive income includes, in addition to net income, unrealized investment gains and losses and changes in the minimum pension liability excluded from the consolidated statements of income that were recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. These items are referred to as accumulated other comprehensive income (loss).

Pension and Other Postretirement Benefits. The determination of the Company’s obligation and expense for pension and other postretirement benefits is based on assumptions used by actuaries for discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and healthcare costs. See Note 7, “Pension and Other Postretirement Benefits,” for more information concerning the Company’s pension and other postretirement benefits assumptions.

Contingencies. The Company is currently involved in various legal proceedings and other disputes with third parties that arise from time to time in the ordinary course of business. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of such claims or defense against such claims.

Recent Accounting Pronouncements. In January 2004, the FASB issued Staff Position FAS 106-1, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”, or “FSP FAS 106-1”). FSP FAS 106-1 allows for current recognition or a one-time deferral of the effects of the Act. The deferral suspends the application of SFAS No. 106’s, “Employer’s Accounting for Postretirement Benefits Other Than Pensions,” measurement requirements, and it revised SFAS 132’s disclosure requirements for pensions and other postretirement plans for the effects of the Act. In May 2004, the FASB issued Staff Position FAS 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act, or “FSP FAS 106-2”), which supercedes FSP FAS 106-1 and provides guidance on the accounting for the effects of the Act and requires employers that sponsor postretirement healthcare plans that provide prescription drug benefits to provide certain disclosures regarding the effect of the federal subsidy included in the Act. FSP FAS 106-2 was effective for the first interim or annual period beginning after June 15, 2004 and the Company has elected to take the one-time deferral, the impact of which is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

In December 2004, the FASB issued Statement 123 (R) which revises SFAS 123 and supersedes APB 25 and its related implementation guidance. Statement 123 (R), which is effective as of the first interim or annual reporting period that begins after June 15, 2005, requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income. The Company is required to adopt these new accounting requirements in the fiscal third quarter of 2005, and expects to record an additional after-tax charge to net earnings amounting to approximately $15 million for each of the third and fourth quarters of 2005.

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following ($ in millions):

	December 25, 2004	December 27, 2003
Land and buildings	$187.7	$185.2
Machinery, equipment and office furnishings	495.4	465.3
Computer software	637.1	578.3
Leasehold improvements	96.2	92.2
Construction in progress (primarily capitalized software development)	8.5	5.8

	1,424.9	1,326.8
Less accumulated depreciation and amortization	(767.1)	(569.5)

Property and equipment, net	$657.8	$757.3

Depreciation and amortization expense for property and equipment totaled $197.6 million, $189.0 million and $172.5 million in fiscal years 2004, 2003 and 2002, respectively.

4. LEASES

The Company leases certain mail order and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, the Company leases operating equipment for use in its mail order pharmacy facilities and computer equipment for use in its data center. Rental expense was $50.6 million, $60.5 million and $51.4 million for fiscal years 2004, 2003 and 2002, respectively. The minimum aggregate rental commitments under noncancelable leases, excluding renewal options, are as follows ($ in millions):

Fiscal Years Ending December
2005	$30.5
2006	24.5
2007	10.3
2008	7.7
2009	6.4
Thereafter	13.5

Total	$92.9

In the normal course of business, operating leases are generally renewed or replaced by new leases.

5. GOODWILL AND INTANGIBLE ASSETS

As of December 25, 2004 and December 27, 2003, recorded goodwill amounted to $3,310.2 million. See Note 2, “Summary of Significant Accounting Policies,” for further information.

Intangible assets, principally comprised of the recorded value of Medco’s client relationships at the time of Merck’s acquisition of the Company in 1993, are as follows ($ in millions):

	December 25, 2004	December 27, 2003
Cost	$3,172.2	$3,172.2
Less accumulated amortization	(1,031.6)	(851.7)

Intangible assets, net	$2,140.6	$2,320.5

For the year ended December 25, 2004, the Company revised the weighted average useful life of its intangible asset from the Merck acquisition to 23 years, which resulted in an annual amortization expense increase of $85.6 million. For the year ended December 27, 2003, this intangible asset was amortized on a straight-line basis over a weighted average useful life of 35 years. Aggregate intangible asset amortization expense for each of the five succeeding fiscal years, assuming a 23 year weighted average useful life, is estimated to be $180 million.

6. DEBT

The following debt was incurred in conjunction with the spin-off in 2003, and the original proceeds were used to fund a portion of the related $2.0 billion parting cash dividend paid to Merck.

The Company’s debt consists of the following ($ in millions):

	December 25, 2004		December 27, 2003
Short-term debt:
Current portion of long-term debt	$100.0	(1)	$50.0	(2)

Total short-term debt	100.0		50.0

Long-term debt:
Senior secured term loan	600.0		—
Term A loans, net of current portion	—		355.0
Term B loans, net of current portion	—		495.0
7.25% senior notes due 2013, net of discount	496.3		496.1
Fair value adjustment for interest rate swap agreements	(3.4)		—

Total long-term debt	1,092.9		1,346.1

Total debt	$1,192.9		$1,396.1

(1)	Represents $100 million associated with the senior secured term loan. This amount is required to be paid in the Company’s fiscal 2005.
(2)	Includes $45.0 million associated with the Term A loans and $5.0 million associated with the Term B loans.

Senior Secured Credit Facility. On March 26, 2004, the Company completed a refinancing of its senior secured term loan facilities. The refinancing included an extinguishment of the pre-existing $900 million term loan facilities and the establishment of a new $800 million term loan facility. The refinancing resulted in a one-time charge in the first quarter of 2004 to write off $5.5 million of deferred debt issuance costs associated with the extinguishment of the original term loans. The senior secured term loans under the new facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a 1.25% margin. The weighted average LIBOR was 2.06% for the year ended December 25, 2004. Scheduled repayments of amounts outstanding under the new senior secured term loan facility began on June 30, 2004. Principal payments are scheduled in quarterly installments with the last payment due on August 13, 2008.

During fiscal 2004, the Company paid down $200 million in outstanding debt, consisting of $89 million paid down in conjunction with the refinancing, $51 million of required installment payments and $60 million of additional discretionary payments. The fair value of the term loan obligations outstanding under the senior secured bank credit facility approximates its carrying value and was estimated using current interbank market prices.

On December 29, 2004, which is included in the first fiscal quarter of 2005, the Company paid down an additional $200 million of the term loan facility, of which $20 million was a required installment payment.

The original senior secured credit facility was entered into in connection with the spin-off in August 2003, and these original loans are reflected in the Company’s December 27, 2003 balances. Medco borrowed $900 million in term loans under a $1,150 million senior secured credit facility. Proceeds from these loans were used to fund a portion of the parting cash dividend to Merck. The facility included $400 million in Term A loans, $500 million in Term B loans and a $250 million revolving credit facility. The Term A loans bore interest at LIBOR plus a 1.75 percent margin and the Term B loans bore interest at LIBOR plus a 2.25 percent margin. The weighted average LIBOR was 1.18% for the year ended December 27, 2003.

The Company maintains a $250 million revolving credit facility established as part of the original loan arrangement. At December 25, 2004, the Company had approximately $164.5 million available for borrowing under the revolving credit facility, exclusive of approximately $85.5 million in issued letters of credit.

The senior secured credit facility is secured by a pledge of the capital stock of the Company’s subsidiaries, excluding the capital stock of the Company’s receivable subsidiary discussed below and subsidiaries that are engaged in insurance-related activities.

Senior Notes. Medco completed in August 2003, in connection with the spin-off, an underwritten public offering of $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.195 percent of par value. Proceeds from this offering were also used to fund a portion of the dividend to Merck. The senior notes bear interest at a rate of 7.25 percent per annum, with an effective interest rate of 7.365%, and mature on August 15, 2013. The Company may redeem the senior notes at its option, in whole or in part, at any time at a price equal to the greater of: (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of the notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable treasury issue for such redemption date plus 50 basis points.

The estimated aggregate fair value of the senior notes equaled $559.4 million and $549.7 million at December 25, 2004 and December 27, 2003, respectively. The fair market value is based on quoted market prices.

The Company entered into five interest rate swap agreements in the first quarter of 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013 consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon quoted market prices that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented a net payable of $3.4 million as of December 25, 2004. The $3.4 million is recorded in other noncurrent liabilities, with an offsetting amount recorded in long-term debt, net. This is the amount that the Company would have had to pay to third parties if the derivative contracts had been settled. Under the terms of the swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month LIBOR plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest and other (income) expense, net. Interest expense was reduced by $4.5 million for the year ended December 25, 2004 as a result of the swap agreements. The weighted average LIBOR associated with the swap agreements was 1.5% for the year ended December 25, 2004.

Accounts Receivable Financing Facility. The Company, through a wholly-owned subsidiary, entered into a $500 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer accounts receivable. In conjunction with the spin-off from Merck, the Company drew down $100 million under this facility, which was subsequently repaid in the fourth quarter of 2003. There were no draw downs during 2004. At December 25, 2004, the Company had approximately $471 million available for borrowing under its accounts receivable financing facility.

The senior secured credit facility, senior notes and the accounts receivable financing facility contain covenants, including, among other items, limitations on capital expenditures, minimum fixed charges, maximum leverage ratios, as well as restrictions on additional indebtedness, dividends, share repurchases, and asset sales and liens. As of December 25, 2004 and December 27, 2003, the Company was in compliance with all covenants.

The aggregate maturities of long-term debt for each of the next five fiscal years are as follows: 2005, $100.0 million; 2006, $60.0 million; 2007, $80.0 million; 2008, $460.0 million and thereafter, $500 million. Interest expense was $69.1 million in 2004, $29.3 million in 2003 and $0.3 million in 2002.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company and its subsidiaries have various plans covering substantially all of its employees. The Company uses its fiscal year-end date as the measurement date for the majority of its plans. The net cost for the Company’s pension plans, principally the Medco Health Solutions Cash Balance Retirement Plan, consisted of the following components:

Medco Health Solutions Cash Balance Retirement Plan ($ in millions):

Fiscal Years	2004	2003	2002
Service cost	$15.3	$15.6	$13.6
Interest cost	5.6	5.2	4.4
Expected return on plan assets	(7.6)	(6.9)	(5.7)
Net amortization of actuarial losses	0.4	2.2	0.7

Net pension cost	$13.7	$16.1	$13.0

The Company maintains an unfunded postretirement healthcare benefit plan for its employees. The net cost of these postretirement benefits consisted of the following components ($ in millions):

Fiscal Years	2004	2003	2002
Service cost	$2.1	$12.9	$12.3
Interest cost	2.2	5.9	4.7
Amortization of prior service costs	(4.4)	0.8	2.6
Net amortization of actuarial losses	2.4	1.8	0.1

Net postretirement benefit cost	$2.3	$21.4	$19.7

The cost of healthcare and life insurance benefits for active employees was $106.3 million in 2004, $95.1 million in 2003 and $104.4 million in 2002.

Pension Plan Assets. The Company’s pension plan asset allocation at December 25, 2004, December 27, 2003 and target allocation for 2005 by asset category are as follows:

	Target Allocation 2005	Percentage of Plan Assets at
Asset Category		December 25, 2004	December 27, 2003
U.S. equity securities	50-60%	55%	55%
International equity securities	12-18%	15%	16%
Fixed income instruments	27-31%	28%	27%
Real estate	—	—	—
Cash and other	0-2%	2%	2%

Total		100%	100%

The investment objectives of the Company’s qualified pension plan are designed to generate asset returns that will enable the plan to meet its future benefit obligations. The precise amount for which these obligations will be settled depends on future events, including interest rates, salary increases, and the life expectancy of the plan’s members. The obligations are estimated using actuarial assumptions, based on the current economic environment.

The pension plan seeks to achieve total returns both sufficient to meet expected future obligations, as well as returns greater than its policy benchmark reflecting the target weights of the asset classes used in its targeted strategic asset allocation. The plan’s targeted strategic allocation to each asset class was determined through an asset / liability modeling study. The currently adopted strategic asset allocation targets 70 percent in equity securities and 30 percent in fixed income and diversification within specific asset classes of these broad categories. The Company believes that the portfolio’s equity weighting strategy is consistent with investment goals and risk management practices applicable to the long-term nature of the plan’s benefit obligation.

Changes in Plan Assets and Projected Benefit Obligation. Summarized information about the changes in plan assets and projected benefit obligation is as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
Fiscal Years	2004	2003	2004	2003
Fair value of plan assets at beginning of year	$96.5	$80.5	$—	$—
Actual return on plan assets	9.6	22.7	—	—
Company contributions(1)	9.3	0.1	2.6	1.2
Employee contributions	—	—	0.7	0.3
Benefits paid	(9.9)	(6.8)	(3.3)	(1.5)

Fair value of plan assets at end of year	$105.5	$96.5	$—	$—

Benefit obligation at beginning of year(2)	$94.3	$81.8	$28.5	$104.2
Service cost	15.4	15.8	2.1	12.9
Interest cost	5.6	5.2	2.2	5.9
Employee contributions	—	—	0.7	0.3
Plan amendment(3)	—	—	—	(103.4)
Actuarial (gains) losses	2.0	(1.7)	11.2	10.0
Benefits paid	(9.9)	(6.8)	(3.3)	(1.4)

Benefit obligation at end of year(2)	$107.4	$94.3	$41.4	$28.5

(1)	Includes Company contributions of $6.5 million in the fiscal fourth quarter of 2004.
(2)	Represents the projected benefit obligation for pension benefits and the accumulated benefit obligation for the other postretirement benefits.
(3)	In the fourth quarter of 2003, the Company amended the postretirement health benefit plan. The amendment included changes to age and service requirements, introduction of limitations on company subsidies to be based on 2004 costs, and reduced subsidies for spouses and dependents.

A reconciliation of the plans’ funded status to the net asset (liability) recognized at year-end 2004 and 2003 is as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Plan assets in excess of (less than) benefit obligation	$(1.9)	$2.2	$(41.4)	$(28.5)
Unrecognized net loss	13.0	13.3	47.1	38.3
Unrecognized prior service benefit	(0.1)	—	(59.5)	(63.9)

Net asset (liability)	$11.0	$15.5	$(53.8)	$(54.1)

Recognized as:
Other noncurrent assets	$11.0	$15.5	$—	$—
Other noncurrent liabilities	$—	$—	$(53.8)	$(54.1)

The accumulated benefit obligation for pension benefits was $98.9 million and $87.8 million at December 25, 2004 and December 27, 2003, respectively, and the projected benefit obligation for pension benefits was $107.4 million and $94.3 million at December 25, 2004 and December 27, 2003, respectively. The projected benefit obligation amounts are higher because they include projected future salary increases through expected retirement.

Unrecognized net (loss) gain amounts reflect experience differentials relating to differences between expected and actual returns on plan assets, differences between expected and actual healthcare cost increases, and the effects of changes in actuarial assumptions. Expected returns are based on the market value of assets. Total unrecognized net (loss) gain amounts in excess of certain thresholds are amortized into net pension and other postretirement benefit costs over the average remaining service life of employees.

Actuarial Assumptions. Actuarial weighted average assumptions used in determining plan information are as follows:

	Pension Benefits			Other Postretirement Benefits
Fiscal Years	2004	2003	2002	2004	2003	2002
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

Weighted average assumptions used to determine net cost:
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.75%	10.00%	—	—	—
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

The Company reassesses its benefit plan assumptions on a regular basis. For 2004, the Company changed its expected long-term rate of return on plan assets from 8.75% to 8.0% for pension benefits, and its discount rates for pension benefits and other postretirement benefits from 6.00% to 5.75%.

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

Actuarial assumptions are based on management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $0.7 million favorable (unfavorable) impact on net pension and postretirement benefit cost. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $0.2 million favorable (unfavorable) impact on net pension cost.

Since future costs for the postretirement benefit healthcare plan were capped based on 2004 costs, employer liability is not affected by healthcare cost trend after 2004.

The Company does not expect to have a minimum pension funding requirement under the Internal Revenue Code (“IRC”) during 2005. The preceding hypothetical changes in discount rate and expected rate of return assumptions would not impact the Company’s funding requirements.

Cash Flows

Employer Contributions. The Company expects to contribute up to $5.0 million to its pension plans in 2005. The expected contributions to the pension plans during 2005 are estimated to reflect amounts necessary to satisfy minimum funding requirements or reflect Medco’s discretion in bringing the plans to a fully funded accumulated benefit obligation status. The Company anticipates that contributions will consist solely of cash.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

Fiscal Years	Pension Benefits	Other Postretirement Benefits
2005	$7.2	$2.7
2006	$8.3	$2.6
2007	$9.4	$2.5
2008	$10.4	$2.4
2009	$11.3	$2.3
2010—2014	$119.2	$11.3

Other Plans. The Company participates in a multi-employer defined benefit retirement plan that covers certain union employees. The Company made contributions to the plan of $0.5 million in 2004, $1.0 million in 2003 and $1.0 million in 2002.

The Company sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan documents. This plan is qualified under Section 401(k) of the IRC. Contributions to the plan are based on employee contributions and a Company matching contribution. The Company’s matching contributions to the plan were $20.0 million in 2004, $17.6 million in 2003 and $17.9 million in 2002.

8. TAXES ON INCOME

Effective May 21, 2002, the Company changed its tax status from a limited liability company to that of a corporation, and it provides for and directly pays federal and state income taxes as discussed in Note 2, “Summary of Significant Accounting Policies,” and Note 11, “Business Transactions with Merck during the Merck Ownership Period.”

The components of the provision for income taxes are as follows ($ in millions):

Fiscal Years	2004	2003	2002
Current provision:
Federal	$209.1	$356.6	$148.4
State	37.0	88.3	52.6

Total	246.1	444.9	201.0

Deferred provision (benefit):
Federal	59.3	(124.0)	48.0
State	19.3	(18.0)	9.7

Total	78.6	(142.0)	57.7

Total provision for income taxes	$324.7	$302.9	$258.7

A reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

Fiscal Years	2004	2003	2002
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	4.6	6.2	6.5
Other	0.7	0.4	0.2

Effective tax rate	40.3%	41.6%	41.7%

During the second quarter of 2004, the Company completed a study of its state tax position for the apportionment of its income, based on its business activities and tax strategies existing as of the spin-off date as a stand-alone taxpayer. The study included formalization during the second quarter of its state income tax position through rulings from and discussions with taxing authorities in key selected states. As a result of the outcome of the study, the Company has determined that its income taxes as a stand-alone taxpayer should be provided at a lower effective rate than the rate it used as a member of the Merck consolidated group.

For all periods presented, the Company’s consolidated balance sheets reflect a net deferred tax liability, which arises from its deferred tax liabilities, principally on its intangible assets being only partially offset by its deferred tax assets, principally on client rebates payable and other accruals. Accordingly, a reduction in the Company’s effective tax rate results in a benefit from the reduction of that net deferred tax liability. This net deferred tax liability was originally recorded on the Company’s consolidated financial statements through an intercompany transaction with Merck that became part of the Company’s additional paid-in capital.

As a result of the study, the Company expects to settle its net deferred tax liability as a stand-alone taxpayer at an effective rate lower than it expected to settle as a member of the Merck consolidated group. Accordingly, the Company in the second quarter of 2004 reduced its net deferred tax liability existing as of the spin-off date, and recorded the benefit as a $38.3 million credit to additional paid-in capital. The Company also adjusted its net deferred tax liability in the second quarter of 2004 for temporary differences arising since the spin-off through income tax expense, the impact of which was not material. Additionally, during the third quarter of 2004, the Company reduced its deferred tax asset for client rebates payable to reflect accelerated tax deductibility, with an associated reduction in income taxes payable.

Deferred income taxes at year end consisted of ($ in millions):

	2004		2003
	Assets	Liabilities	Assets	Liabilities
Intangibles	$—	$833.3	$—	$940.6
Accelerated depreciation	—	177.2	—	228.0
Accrued expenses	56.8	—	76.2	—
Accrued rebates	49.9	—	226.4	—
Other	65.1	19.7	56.8	8.9

Total deferred taxes	$171.8	$1,030.2	$359.4	$1,177.5

Net deferred tax liabilities		$858.4		$818.1

Income taxes payable of $64.8 million and $223.7 million as of December 25, 2004 and December 27, 2003, respectively, are reflected in accrued expenses and other current liabilities.

9. STOCK-BASED COMPENSATION

Stock Option Plans. Summarized information related to stock options held by the Company’s employees is as follows (shares of options in thousands):

Medco Stock Options	Number of Shares	Average Price (2)
Options converted, August 19, 2003 (1)	10,887.9	$26.81
Granted	12,546.9	$27.68
Exercised	(488.4)	$24.95
Forfeited	(577.0)	$26.80

Outstanding at December 27, 2003	22,369.4	$27.34
Granted	6,598.5	$33.16
Exercised	(3,532.3)	$26.78
Forfeited	(1,686.5)	$30.61

Outstanding at December 25, 2004	23,749.1	$28.81

(1)	Options converted represent 4.8 million Merck options that converted on August 19, 2003 into options to purchase Company common stock at a factor of approximately 2.25241.
(2)	Weighted average exercise price.

The number of shares and average price of Medco stock options exercisable at fiscal year-end 2004 and 2003 were 6.9 million shares at $27.47 and 3.3 million shares at $27.10, respectively.

Summarized information about Medco stock options outstanding and exercisable at December 25, 2004 is as follows (shares of options in thousands):

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Average Life (1)	Average Price (2)	Number of Shares	Average Price (2)
$20 to $25	845.3	3.73	$23.75	292.1	$23.48
$25 to $30	15,947.9	7.92	$27.16	6,320.2	$27.32
$30 to $35	5,979.6	8.56	$32.73	149.9	$33.64
$35 to $40	976.3	4.58	$36.09	144.7	$35.77

Total shares	23,749.1	7.79	$28.81	6,906.9	$27.47

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price.

Employee Stock Purchase Plan. The Company’s employees currently participate in the 2003 ESPP, whereby certain employees of Medco are permitted to purchase shares of Medco stock at a discount to market price. Under the terms of the 2003 ESPP, 750,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of gross pay deducted from their accumulated payroll to purchase shares of Medco common stock at 85% of the fair market value of a share of Medco stock on the last day of trading each calendar quarter. Purchases of Medco stock under the 2003 ESPP were 237,750 shares at a weighted average price of $34.80 in 2004 and 49,800 shares at a weighted average price of $35.32 for the first three-month purchase period from October 1, 2003 to December 26, 2003.

In September of 2004, the Compensation Committee of the Board of Directors amended the 2003 ESPP to extend the plan through the earlier of 2010 or the date as of which the maximum number of shares has been purchased. The Company had previously disclosed that the 2003 ESPP would terminate at the close of business on the last day of the fiscal quarter in December 2004 or when the maximum number of shares has been purchased, whichever was earlier, or at the discretion of the Company’s Board of Directors.

From December 29, 2001, through June 27, 2003, the Company’s employees participated in the 2001 ESPP, whereby certain employees of Medco were permitted to purchase shares of Merck stock at a discount to market price. The terms of the 2001 ESPP were substantially the same as the 2003 ESPP. Purchases of Merck stock under the 2001 ESPP were 104,300 shares in 2003 and 274,600 shares in 2002, and are not dilutive to the Company’s EPS. The Merck shares purchased under the 2001 ESPP in 2003 and 2002 were at a weighted average price of $57.87 and $52.62, respectively. The plan terminated on June 27, 2003, to allow for the implementation of the new 2003 ESPP.

Had the Company applied the fair value recognition provisions of SFAS 123 to the 2001 ESPP and 2003 ESPP, net income would have been reduced by $0.7 million in both 2004 and 2003, and $1.3 million in 2002.

10. RESTRUCTURING COSTS

The Company made decisions in 2003 to streamline its dispensing pharmacy and call center pharmacy operations, including the closure of some sites and the re-balancing of other facilities, and also to reduce resources in some of its corporate functions. These decisions resulted in additional period expense recorded in the consolidated statements of income of $28.8 million in 2004 and $68.7 million in 2003, respectively. The 2004 expenses consist of $26.6 million and $2.2 million recorded in total cost of revenues and selling, general and administrative expenses, respectively. The 2003 expenses consist of $45.8 million and $22.9 million recorded in total cost of revenues and selling, general and administrative expenses, respectively. The 2004 expenses are primarily comprised of non-cash expenses representing a reduction in estimated depreciable asset useful lives to complete the depreciation by the date of the facility closure, as well as other facility closing costs. The 2003 expenses are primarily comprised of severance and accelerated depreciation. The following table provides a summary of accrued severance activity during 2004 ($ in millions):

Accrued Severance
As of December 27, 2003	$27.9
Payments	(22.2)
Adjustments	(0.3)

As of December 25, 2004	$5.4

The liability for accrued severance is reflected in accrued expenses and other current liabilities. The Company expects the associated restructuring activities and cash payments to be completed in the first half of 2005.

11. BUSINESS TRANSACTIONS WITH MERCK DURING THE MERCK OWNERSHIP PERIOD

The Company was a wholly-owned subsidiary of Merck from November 18, 1993 through August 19, 2003, the spin-off date, and during this period it entered into intercompany transactions with Merck for items such as the daily transfer of cash collections; cash borrowings to be used in operations as necessary; mail order inventory transactions; sales of PBM and other services; recording of rebates; taxes paid by Merck on the Company’s income, and allocations of corporate charges. For the majority of the period during which the Company was owned by Merck, Merck provided the Company with various services, including finance, legal, public affairs, executive oversight, human resources, procurement and other services. The historical consolidated financial statements include expense allocations related to these services, which diminished as the Company prepared for the spin-off. These expense allocations are reflected in selling, general and administrative expenses and amounted to $0.4 million for the year-to-date through August 19, 2003 (all of which was recorded in the first quarter of 2003) and $27.4 million in 2002. The Company considers these allocations to be reasonable reflections of the utilization of services provided. The Company assumed full responsibility for these services and the related expenses prior to the completion of the spin-off.

On August 8, 2003, the Company received $564.7 million in settlement of the recorded amount of the net intercompany receivable due from Merck arising from intercompany transactions from December 31, 2001, to July 31, 2003. The Company completed its spin-off from Merck on August 19, 2003. As a result, the Company no longer has intercompany transactions with Merck, and it treats its transactions for items such as mail order inventory, sales of PBM and other services, and rebates receivable as third-party transactions.

Prescription drugs purchased from Merck that are dispensed by the Company’s mail order pharmacies are included in cost of product net revenues, or in inventory if not yet dispensed. During the periods prior to the spin-off, this inventory from Merck was recorded at a price that management believes approximated the price that an unrelated third party would pay. During fiscal 2002 and 2003, through the spin-off date, purchases from Merck as a percentage of the Company’s total cost of revenues remained consistently in the 4% to 5% range. In addition, the Company records rebates from Merck in cost of revenues based on the volume of Merck prescription drugs dispensed through its retail pharmacy network and by its mail order pharmacies. The accounting treatment for the historical transactions with Merck is consistent with how transactions with other third parties have been and continue to be treated.

The following table presents a summary of the additional transactions with Merck for the periods presented prior to the spin-off ($ in millions):

For Fiscal Years Ended	December 27, 2003*	December 28, 2002
Sales to Merck for PBM and other services	$78.0	$115.2
Cost of inventory purchased from Merck	$930.4	$1,415.0
Gross rebates received from Merck	$301.1	$443.9

*	Through the spin-off from Merck on August 19, 2003.

On May 28, 2003, the Company and Merck entered into an amended and restated managed care agreement, which was subsequently amended. The agreement includes terms related to certain access obligations for Merck products; a commitment to maintain Merck market share levels; terms related to formulary access rebates and market share rebates payable by Merck, as well as other provisions. In addition, the Company may be required to pay liquidated damages to Merck if it fails to achieve specified market share levels.

The Company also entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. For the period up to the spin-off date, Merck incurred federal taxes on the Company’s income as part of Merck’s consolidated tax return. For state income taxes prior to the Company’s incorporation, Merck was taxed on the Company’s income. This is also the case for the post-incorporation period through the spin-off date in states where Merck filed a unitary or combined tax return. In states where Merck did not file a unitary or combined tax return, the Company is responsible since incorporation for filing and paying the associated taxes, with the estimated state tax liability reflected in accrued expenses and other current liabilities. Subsequent to the spin-off, the Company is responsible for filing its own federal and state tax returns and making the associated payments.

In addition, the Company entered into an indemnification and insurance matters agreement, as well as a master separation and distribution agreement, and other related agreements. The indemnification and insurance matters agreement covers the Company’s indemnification of Merck for, among other matters, the outcome of certain types of litigation and claims.

12. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into purchase commitments covering inventory requirements of its mail order pharmacies for periods of generally up to one year. These commitments generally reflect the minimum purchase requirements of these pharmaceutical manufacturers and distributors. As of December 25, 2004, contractual obligations for these purchase commitments totaled $5.9 million for 2005.

Government Proceedings and Requests for Information. On September 29, 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint-in-intervention in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of the federal False Claims Act and asserting other legal claims. The complaint-in-intervention was filed with respect to two pending qui tam, or whistleblower, complaints originally filed in February 2000 under the federal False Claims Act and similar state laws. The qui tams are currently pending with the government’s complaint-in-intervention. The government complaint alleges, among other things, that the Company canceled and later re-entered prescriptions in order to avoid violating contractual guarantees regarding prescription dispensing turnaround times in its mail order pharmacies; dispensed fewer pills than reported to the patient and charged clients based on the reported number of units dispensed; favored the products of certain manufacturers, including Merck, over less expensive products; and engaged in improper pharmacy practices. On December 9, 2003, the U.S. Attorney’s Office filed an amended complaint that added two former employees of the Company as defendants and, among other additional legal claims, asserts a claim against the Company under the Public Contracts Anti-Kickback Act for allegedly making improper payments to health plans to induce such plans to select the Company as a PBM for government contracts. The Commonwealth of Massachusetts and the State of Nevada intervened in the action.

On December 19, 2003, the Company filed a motion to dismiss the U.S. Attorney’s Office’s complaint and the two qui tam actions discussed above. On September 23, 2004, the court granted the Company’s motion to dismiss with respect to the government’s claims for active and constructive fraud, and dismissed that count with prejudice. The court denied the remainder of the Company’s motion.

On April 26, 2004, the Company entered into a settlement of the U.S. Attorney’s lawsuit with regard to the government’s claims for injunctive, or non-monetary, relief. The government dismissed that count of its complaint with prejudice. Under the settlement, the Company has agreed, among other things, to assume certain disclosure obligations to clients, physicians and patients, primarily concerning therapeutic interchanges and rebates. In connection with this settlement, the Commonwealth of Massachusetts and the State of Nevada, both of which had previously intervened in the U.S. Attorney’s lawsuit, have released the Company of any claims. There have been no negotiations with the U.S. Attorney’s Office with regard to a monetary settlement. In its lawsuit, the U.S. Attorney’s Office seeks, among other things, to impose monetary damages and fines that could have a material adverse impact on the Company’s results of operations and financial condition.

On November 17, 2004, the complaint against one of the Company’s former employees was dismissed without prejudice. The government did not re-file its complaint against this former employee.

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

The Complaint remains under seal. The Company has not seen the Complaint and does not know the identity of the relator or the other defendants or the time period at issue. On January 21, 2005, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General requesting certain documents that may relate to the separate qui tam Complaint. The Company does not know when the government will decide whether to intervene in support of any or all of the allegations.

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

No further information with regard to the Complaint has been made available to the Company. The U.S. Attorney’s Office has not indicated whether it intends to intervene in the matter. Accordingly, the Company is not in a position to evaluate the Complaint or speculate on the timing of any related proceedings in the matter.

The Company believes that its business practices are in compliance in all material respects with applicable laws and regulations and intends to defend the action vigorously.

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (STRS), a former client, filed a complaint against Merck and the Company in the Ohio Court of Common Pleas. STRS alleges, among other things, that the Company overcharged STRS on mail order dispensing fees; charged more for generic drugs dispensed through mail order than retail pharmacies charge for the same drugs; canceled and re-entered prescription orders in order to meet contractual performance guarantees regarding turnaround times; undercounted pills; and engaged in other unlawful pharmacy practices. Many of the allegations appear to be taken directly from the complaint filed by the U.S. Attorney’s Office discussed above. STRS asserts claims against the Company for breach of contract, against Merck for tortious interference with contract, and against both Merck and the Company for breach of fiduciary duties, violation of state consumer protection and deceptive trade practices laws, unjust enrichment, and fraud.

ERISA and Similar Litigation. On December 17, 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck and the Company. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA (the Employee Retirement Income Security Act of 1974) and that the Company has breached fiduciary obligations under ERISA in connection with the Company’s development and implementation of formularies, preferred drug listings and intervention programs. After the Gruer case was filed, six other cases were filed in the same court asserting similar claims; one of these cases was voluntarily dismissed. The plaintiffs in these cases, who are individual plan members and claim to represent the interests of six different pharmaceutical benefit plans for which the Company is the PBM, contend that, in accepting and retaining certain rebates, the Company has failed to make adequate disclosure and has acted in the Company’s own best interest and against the interests of the Company’s clients. The plaintiffs also allege that the Company was wrongly used to increase Merck’s market share, claiming that under ERISA the Company’s drug formulary choices and therapeutic interchange programs were “prohibited transactions” that favor Merck’s products. The plaintiffs have demanded that Merck and the Company turn over any unlawfully obtained profits to a trust to be set up for the benefit plans.

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

On January 20, 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that have contracted with the Company and that have indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company has failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck have failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the Amended Complaint filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed above. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company have been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits, and injunctive relief. In an Amended Complaint, the plaintiff repeats many of the same allegations made in the original Complaint, and further alleges, among other things, that the Company acts as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition. On October 22, 2004, Merck and the Company filed motions to dismiss the Amended Complaint. On December 1, 2004, the court denied the motions.

The Company denies all allegations of wrongdoing and intends to vigorously defend the Brady, North Jackson Pharmacy, and Alameda Drug Company cases. However, the outcome of these lawsuits is uncertain, and an adverse determination in any of them could result in material damages, which could be trebled, and could materially limit the Company’s business practices.

Contract Litigation. On June 8, 2004, the Company’s former client, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), filed an action in the Superior Court of New Jersey, Bergen County, alleging, among other things, that the Company breached its contract with Horizon in various respects, breached the implied covenant of good faith and fair dealing, and was unjustly enriched. The Company has denied Horizon’s allegations and is vigorously defending itself in this action. The Company has filed counterclaims against Horizon.

In February 2005, a lawsuit captioned CAM Enterprises, Inc. v. Merck & Co., Inc. and Medco Health Solutions, Inc., et al. was filed in the Circuit Court of Jefferson County, Alabama. The plaintiff, which seeks to represent a national class of independent retail pharmacies that have contracted with the Company under a formula that included the Average Wholesale Price (AWP) as a method of reimbursement, alleges, among other things, that the Company has refused to reimburse plaintiff using the correct AWP and has deceptively misled plaintiff regarding the nature of the Company’s AWP reimbursement methodology for brand-name prescriptions. The plaintiff asserts claims for misrepresentation/suppression, breach of contract, unjust enrichment, and conspiracy. The plaintiff seeks compensatory damages, punitive damages, imposition of a constructive trust, and injunctive relief.

General. The Company entered into an indemnification and insurance matters agreement with Merck in connection with the spin-off. To the extent that the Company is required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in the Company making indemnification payments in amounts that could be material, in addition to any damages that the Company is required to pay.

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

13. SUBSEQUENT EVENTS

On February 23, 2005, the Company announced that it had entered into a definitive agreement to acquire Accredo Health, Incorporated (“Accredo”), a leading provider of specialty pharmacy products and services for the treatment of patients with complex, chronic diseases. Total consideration is approximately $2.2 billion in cash and Medco common stock. Accredo has approximately $0.3 billion of debt on its balance sheet. The transaction has been approved by the boards of directors of both companies and is subject to the approval of Accredo shareholders and other customary closing conditions. The Company intends to manage Accredo as an independent business.

Under terms of the definitive agreement, each Accredo share outstanding will be exchanged for $22.00 in cash and 0.49107 shares of the Company’s common stock, subject to adjustment based on the value of the Company’s common stock in certain situations as provided in the agreement. The Company expects to fund the cash portion of the consideration through a combination of cash on hand, bank borrowings and its accounts receivable financing facility. The transaction is expected to close in mid-2005.

On February 23, 2005, the derivative plaintiffs in an existing consolidated derivative complaint against certain Accredo directors and officers filed a motion seeking leave to amend the consolidated derivative complaint to add allegations regarding the Company’s acquisition of Accredo. The proposed amendment seeks injunctive relief to enjoin the acquisition on the grounds that the named Accredo directors and officers allegedly seek to use the acquisition to squeeze out Accredo’s current stockholders for an unfair price and to insulate themselves from liability for alleged wrongdoing associated with Accredo’s June 2002 acquisition of the SPS Division of Gentiva Health Services, Inc. The Company has been advised by Accredo that it believes the claims asserted in the derivative lawsuit are without merit. The Company believes that the allegations sought to be asserted against it are without merit and intends to vigorously contest the action in the event the leave to amend is granted.

Item 9. Changes in and Disagreements With Independent Registered Public Accounting Firm on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements present fairly, in all material respects, the Company’s financial position, results of operations and cash flows.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have free access to the Audit Committee.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. No change in the Company’s internal controls over financial reporting occurred in the fourth quarter of the fiscal year ended December 25, 2004 that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Based on its assessment, management has concluded that, as of December 25, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s management’s assessment of the effectiveness of its internal control over financial reporting as of December 25, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information about our directors is incorporated by reference from the discussion under Proposal 1 of our Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed in April 2005. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 Annual Meeting of Shareholders. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts is incorporated by reference from the discussion under Proposal 1, as well as under the headings “Audit Committee Report” and “Statement on Corporate Governance” in our Proxy Statement for the 2005 Annual Meeting of Shareholders. The balance of the information required by this Item 10 is contained in the discussion entitled “Information Concerning Executive Officers Who Are Not Directors” and under the heading “Statement on Corporate Governance” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

The Company’s Code of Ethics is available on our website at http://www.medco.com.

Item 11. Executive Compensation.

Information about director and executive compensation is incorporated by reference from the discussion under the headings “Executive Compensation and Other Information,” “Matters to be Considered at the Annual Meeting” and “Stock Performance Graph” in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed in April 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by this item is incorporated by reference from the discussion under the headings “Ownership of Securities” in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed in April 2005.

The following table provides information as of December 25, 2004, the last day of fiscal 2004, regarding securities issued under our equity compensation plans that were in effect during fiscal 2004.

	PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN THE SECOND COLUMN)
Equity compensation plans approved by security holders	2002 Stock Incentive Plan (1)	24,029,710	$28.81	25,766,964

	Employee Stock Purchase Plan (2)	46,570	$40.08	509,062

Equity compensation plans not approved by security holders	None	—	—	—

Total		24,076,280		26,276,026

(1)	The 2002 Stock Incentive Plan was approved on July 21, 2003 by Merck & Co., Inc., our sole shareholder at that time.
(2)	The Employee Stock Purchase Plan was approved on July 28, 2003 by Merck & Co., Inc., our sole shareholder at that time.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Information about the fees for 2004 and 2003 for professional services rendered by our independent registered public accounting firm is incorporated by reference from the discussion under Proposal 2 of our Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed in April 2005. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under Proposal 2 of our Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report.

(1)	Financial Statements. The following financial statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003

Consolidated Statements of Income for the Years Ended December 25, 2004, December 27, 2003 and December 28, 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended December 28, 2002, December 27, 2003 and December 25, 2004

Consolidated Statements of Cash Flows for the Years Ended December 25, 2004, December 27, 2003 and December 28, 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II–Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)	Exhibits:

Exhibit Number	Exhibit Description
2.1	Master Separation and Distribution Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

2.2	Agreement and Plan of Merger, dated as of February 22, 2005, among Medco Health Solutions, Inc., Raptor Merger Sub. Inc. and Accredo Health, Incorporated. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 23, 2005.

3.1	Second Amended and Restated Certificate of Incorporation of Medco Health Solutions, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

4.1	Form of Medco Health Solutions, Inc. common stock certificate. Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Form 10, File No. 1-31312, filed July 25, 2003.

4.2	Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s Senior Notes Due 2013. Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.1	Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10, File No. 1-31312, filed June 16, 2003.

10.2	Medco Health Solutions, Inc. 2002 Executive Severance Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

10.3(a)	Amended and Restated Managed Care Agreements between Merck & Co., Inc. and the Registrant, dated as of May 28, 2003. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

(b)	Amendment No. 1, dated July 23, 2003, to Amended and Restated Managed Care Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.5(b) to the Registrant’s Amendment No. 3 to Form 10, File No. 1-31312, filed July 25, 2003.

(c)	Amendment No. 2, dated as of November 24, 2003, to Amended and Restated Managed Care Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.3(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

(d)	Amendment No. 3, dated as of December 23, 2003, to Amended and Restated Managed Care Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.3(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.4	Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.5	Tax Responsibility Allocation Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.6	Employee Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10, File no. 1-31312, filed July 8, 2003.

10.7	Employment Agreement with David B. Snow, Jr., dated as of March 17, 2003. Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

10.8	Key Employee Agreement of Timothy C. Wentworth, dated as of December 10, 1998. Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

10.9	Key Employee Agreement of Arthur H. Nardin, dated as of July 7, 1988. Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

10.10(a)	Credit Agreement among the Registrant , the lenders party thereto and JPMorgan Chase Bank, as administrative agent. Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.10(b)	Amendment No. 1 to Credit Agreement, dated as of January 26, 2005.

10.11	Receivables Purchase and Contribution Agreement among Registrant, as seller, and Medco Health Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.12	Amended and Restated Receivables Purchase Agreement, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.13	Medco Health Solutions, Inc. Executive Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005.

10.14	Form of terms and conditions for director stock option and restricted stock unit award. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005.

10.15	Description of Compensation for Non-Management Directors. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005.

12.1	Statement of Consolidated Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, dated February 28, 2005.

25.1	Statement of eligibility of U.S. Bank Trust National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 25.1 to the Registrant’s Amendment No. 7 to Form S-1, File No. 333-86404, filed July 25, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MEDCO HEALTH SOLUTIONS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Allowance for Doubtful Accounts Receivable:

	Balance at Beginning of Period	Provision	Write-offs(1)	Balance at End of Period
Fiscal Year Ended December 25, 2004	$6.4	$2.7	$(3.6)	$5.5
Fiscal Year Ended December 27, 2003	$6.5	$1.5	$(1.6)	$6.4
Fiscal Year Ended December 28, 2002	$7.3	$1.0	$(1.8)	$6.5

(1)	Uncollectible accounts, net of recoveries.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medco Health Solutions, Inc.

Dated: February 28, 2005		/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman, President and Chief Executive Officer

Dated: February 28, 2005		/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief Financial Officer

Dated: February 28, 2005		/s/ Richard J. Rubino
	Name:	Richard J. Rubino
	Title:	Senior Vice President and Controller, Chief Accounting Officer

Dated: February 28, 2005		/s/ Howard W. Barker, Jr., C.P.A.
	Name:	Howard W. Barker, Jr., C.P.A.
	Title:	Director

Dated: February 28, 2005		/s/ John L. Cassis
	Name:	John L. Cassis
	Title:	Director

Dated: February 28, 2005		/s/ Michael Goldstein, C.P.A.
	Name:	Michael Goldstein, C.P.A.
	Title:	Director

Dated: February 28, 2005		/s/ Lawrence S. Lewin
	Name:	Lawrence S. Lewin
	Title:	Director

Dated: February 28, 2005		/s/ Charles M. Lillis, Ph.D.
	Name:	Charles M. Lillis, Ph.D.
	Title:	Director

Dated: February 28, 2005		/s/ Edward H. Shortliffe, M.D., Ph.D.
	Name:	Edward H. Shortliffe, M.D., Ph.D.
	Title:	Director

Dated: February 28, 2005		/s/ Brian L. Strom, M.D., M.P.H.
	Name:	Brian L. Strom, M.D., M.P.H.
	Title:	Director

Dated: February 28, 2005		/s/ Blenda J. Wilson, Ph.D.
	Name:	Blenda J. Wilson, Ph.D.
	Title:	Director