Form 10-Q
period 2005-03-26
MEDCO HEALTH SOLUTIONS INC
filed 2005-04-29
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

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

Yes ☒ No ☐

As of the close of business on April 25, 2005, the registrant had 277,147,807 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions, except for share data)

	March 26, 2005	December 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,498.6	$1,145.5
Short-term investments	65.3	65.4
Accounts receivable, net	1,453.2	1,555.4
Inventories, net	1,130.0	1,315.6
Prepaid expenses and other current assets	95.7	66.7
Deferred tax assets	180.5	171.8

Total current assets	4,423.3	4,320.4
Property and equipment, net	640.1	657.8
Goodwill	3,310.2	3,310.2
Intangible assets, net	2,095.6	2,140.6
Other noncurrent assets	87.2	112.5

Total assets	$10,556.4	$10,541.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,170.4	$2,162.1
Accrued expenses and other current liabilities	405.6	382.4
Current portion of long-term debt	100.0	100.0

Total current liabilities	2,676.0	2,644.5
Noncurrent liabilities:
Long-term debt, net	885.9	1,092.9
Deferred tax liabilities	1,002.2	1,030.2
Other noncurrent liabilities	62.1	54.5

Total liabilities	4,626.2	4,822.1

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued and outstanding: 276,775,761 shares at March 26, 2005 and 274,436,379 shares at December 25, 2004	2.8	2.7
Accumulated other comprehensive income	—	—
Additional paid-in capital	5,193.5	5,067.0
Unearned compensation	(50.2)	(3.2)
Retained earnings	784.1	652.9

Total stockholders’ equity	5,930.2	5,719.4

Total liabilities and stockholders’ equity	$10,556.4	$10,541.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended
	March 26, 2005	March 27, 2004
Product net revenues (Includes retail co-payments of $1,836 for 2005 and $1,795 for 2004)	$8,655.9	$8,826.0
Service revenues	87.4	79.9

Total net revenues	8,743.3	8,905.9

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,836 for 2005 and $1,795 for 2004)	8,270.8	8,452.6
Cost of service revenues	25.0	32.6

Total cost of revenues	8,295.8	8,485.2
Selling, general and administrative expenses	174.9	178.9
Amortization of intangibles	45.0	45.0
Interest and other (income) expense, net	10.1	22.0

Total cost of operations	8,525.8	8,731.1

Income before provision for income taxes	217.5	174.8
Provision for income taxes	86.3	71.2

Net income	$131.2	$103.6

Basic earnings per share:
Weighted average shares outstanding	275.2	270.8
Earnings per share	$0.48	$0.38

Diluted earnings per share:
Weighted average shares outstanding	280.1	273.7
Earnings per share	$0.47	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Shares (In thousands)	($ in millions, except for per share data)
	Common Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balances at December 25, 2004	274,436	$2.7	$—	$5,067.0	$(3.2)	$652.9	$5,719.4

Net income	—	—	—	—	—	131.2	131.2

Total comprehensive income	—	—	—	—	—	131.2	131.2
Issuance of common stock for options exercised	2,284	0.1	—	75.6	—	—	75.7
Issuance of common stock under the Employee Stock Purchase Plan	47	—	—	1.6	—	—	1.6
Restricted stock unit activity	9	—	—	49.3	(47.0)	—	2.3

Balances at March 26, 2005	276,776	$2.8	$—	$5,193.5	$(50.2)	$784.1	$5,930.2

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($ in millions)

	Quarters Ended
	March 26, 2005	March 27, 2004
Cash flows from operating activities:
Net income	$131.2	$103.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41.4	62.2
Amortization of intangibles	45.0	45.0
Deferred income taxes	(36.7)	0.7
Tax benefit on employee stock plans	16.7	1.3
Other	4.9	9.8
Net changes in assets and liabilities:
Accounts receivable	101.7	(269.1)
Inventories	185.6	(34.2)
Prepaid expenses and other current assets	(29.0)	18.8
Other noncurrent assets	24.0	(8.5)
Current liabilities	31.5	189.8
Other noncurrent liabilities	0.5	1.1

Net cash provided by operating activities	516.8	120.5

Cash flows from investing activities:
Capital expenditures	(23.7)	(22.7)
Purchases of securities and other investments	(0.6)	(2.9)
Proceeds from sale of securities and other investments	—	2.0

Net cash used by investing activities	(24.3)	(23.6)

Cash flows from financing activities:
Proceeds from long-term debt	—	800.0
Repayments on long-term debt	(200.0)	(900.0)
Debt issuance costs	—	(3.8)
Proceeds from employee stock plans	60.6	11.6

Net cash used by financing activities	(139.4)	(92.2)

Net increase in cash and cash equivalents	$353.1	$4.7
Cash and cash equivalents at beginning of period	$1,145.5	$638.5

Cash and cash equivalents at end of period	$1,498.6	$643.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 25, 2004 included in the Company’s Annual Report on Form 10-K. The Company’s fiscal quarters ended on the last Saturday of March and consisted of 13 weeks for both 2005 and 2004.

On February 23, 2005, the Company announced a definitive agreement to acquire Accredo Health, Incorporated (“Accredo”), subject to the approval of Accredo stockholders and other customary closing conditions. The proposed acquisition of Accredo is expected to close in mid-2005. For further information regarding the Accredo transaction, please refer to the Form S-4 filed with the SEC on March 24, 2005.

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

2.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, includes billed and estimated unbilled receivables from manufacturers and clients. In addition, rebates payable to clients are estimated and accrued as a reduction in accounts receivable, net, based upon the prescription drugs dispensed by the pharmacies in the Company’s retail networks, or dispensed by the Company’s mail order pharmacies. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Unbilled receivables from manufacturers are generally billed beginning 30 days from the end of each quarter. Unbilled receivables from clients are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled receivables from clients can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. As of March 26, 2005 and December 25, 2004, respectively, total unbilled client and manufacturer receivables amounted to $1,879.4 million and $1,257.2 million. Accounts receivable are presented net of allowance for doubtful accounts of $5.5 million at both March 26, 2005 and December 25, 2004.

3.	STOCK-BASED COMPENSATION

The Company grants options to employees to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years and expire within 10 years from the date of the grant. The Company accounts for employee options to purchase stock, and for employee participation in the Medco Health Solutions, Inc., 2003 Employee Stock Purchase Plan (“2003 ESPP”), under the intrinsic value method of expense recognition in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which supersedes APB 25 and its related implementation guidance. Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option on the date of grant. Because employee stock options are granted to purchase shares of stock at the fair market value on the date of grant, no compensation expense has been recognized in the Company’s unaudited interim condensed consolidated statements of income for any stock options, or the 2003 ESPP.

If the fair value method of accounting had been applied for stock options and the 2003 ESPP, net income in the periods during 2005 and 2004 would have been reduced. The fair value method requires recognition of compensation expense ratably over the vesting period. In January 2004, the Company revised the assumptions utilized by the Black-Scholes option-pricing model in determining pro forma compensation expense, based on updated option exercise data, such that the expense is attributed under the method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). As a result, beginning in January 2004, the Company has calculated pro forma compensation expense for any stock options granted since that time using the FIN 28 methodology. The Company recognizes pro forma compensation expense under the straight-line method of amortization for stock options granted prior to January 2004.

The pro forma effect on net income and earnings per share if the Company had applied the fair value method for recognizing employee stock-based compensation to stock options and the 2003 ESPP is as follows ($ in millions, except for per share data):

	Quarters Ended
	March 26, 2005	March 27, 2004
Net income, as reported (1)	$131.2	$103.6
Stock-based compensation expense, net of tax (2)	(16.1)	(20.4)

Pro forma net income including stock-based compensation expense	$115.1	$83.2

Basic earnings per common share:
As reported	$0.48	$0.38
Pro forma	$0.42	$0.31
Diluted earnings per common share:
As reported	$0.47	$0.38
Pro forma	$0.41	$0.30

Notes

(1)	The Company grants restricted stock units to employees and directors which generally vest over two or three years. The Company records unearned compensation within stockholders’ equity at an amount equivalent to the market value on the date of grant and amortizes such amount to compensation expense over the vesting period. Net income, as reported, includes stock-based compensation expense related to the restricted stock units for the quarter ended March 26, 2005 of $1.4 million ($2.3 million pre-tax). For the quarter ended March 27, 2004, compensation expense related to the restricted stock units was $0.7 million ($1.2 million pre-tax). The net unearned compensation recorded within stockholders’ equity is $50.2 million and $6.2 million at March 26, 2005 and March 27, 2004, respectively.

(2)	For the quarter ended March 26, 2005, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $15.9 million ($26.5 million pre-tax) for the stock options and $0.2 million ($0.3 million pre-tax) for the 2003 ESPP. For the quarter ended March 27, 2004, the Medco pro forma stock-based compensation expense, net of tax, includes $20.2 million ($34.2 million pre-tax) for stock options and $0.2 million ($0.3 million pre-tax) for the 2003 ESPP.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Medco volatility assumption is based on the volatility of the largest competitors within the pharmacy benefit manager (“PBM”) industry combined with the Company’s stock price volatility for the period the Company has been publicly traded. The weighted average fair value of options granted for the quarters ended March 26, 2005 and March 27, 2004 was $18.11 and $14.99, respectively. The weighted average option assumptions utilized for option grants during the periods presented are as follows:

	Quarters Ended
	March 26, 2005	March 27, 2004
Stock options Black-Scholes assumptions (weighted average):
Dividend yield	0%	0%
Risk-free interest rate	4.0%	3.1%
Volatility	35.0%	45.0%
Expected life (years)	6.0	5.8

SFAS 123R requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretative guidance in applying the provisions of SFAS 123R. In April 2005, the SEC adopted a rule that amended the compliance date of SFAS 123R whereby the Company is required to adopt no later than the first quarter of 2006. The Company expects to adopt the new requirements in the first quarter of 2006 using the modified prospective method available under SFAS 123R. As disclosed above, the Company would have recorded approximately $16 million of after-tax expense if the provisions of SFAS 123R were applied to the first quarter of 2005. The Company believes the first quarter 2005 pro forma expense provides a reasonable approximation of the stock-based compensation expense that would be recorded in the consolidated statements of income upon adoption of SFAS 123R.

4.	EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation for all periods presented (amounts in millions):

	Quarters Ended
	March 26, 2005	March 27, 2004
Weighted average shares outstanding	275.2	270.8
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	4.9	2.9

Weighted average shares outstanding assuming dilution	280.1	273.7

For the quarters ended March 26, 2005 and March 27, 2004, there were outstanding options to purchase 2.5 million shares and 0.9 million shares, respectively, of Medco stock where the exercise price of the options exceeded the average stock price, which is calculated as the average of the New York Stock Exchange price for each trading day in the fiscal period. Accordingly, these options are excluded from the diluted EPS calculation.

5.	INTANGIBLE ASSETS

Intangible assets, principally comprised of the recorded value of Medco’s client relationships at the time of the acquisition of the Company by Merck & Co., Inc. (“Merck”) in 1993, are as follows ($ in millions):

	March 26, 2005	December 25, 2004
Cost	$3,172.2	$3,172.2
Less accumulated amortization	(1,076.6)	(1,031.6)

Intangible assets, net	$2,095.6	$2,140.6

Aggregate intangible asset amortization expense for each of the five succeeding fiscal years, assuming the current 23-year weighted average useful life, is estimated to be $180 million.

6.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company and its subsidiaries have various plans covering substantially all of their employees. The Company uses its fiscal year-end date as the measurement date for the majority of its plans. The majority of the net cost for the Company’s pension plans consisted of the following components:

Medco Health Solutions Cash Balance Retirement Plan ($ in millions):

	Quarters Ended
	March 26, 2005	March 27, 2004
Service cost	$4.1	$3.9
Interest cost	1.5	1.5
Expected return on plan assets	(2.0)	(1.9)
Net amortization of actuarial losses	—	0.2

Net pension cost	$3.6	$3.7

The Company maintains an unfunded postretirement healthcare benefit plan for its employees. The net cost of these postretirement benefits, consisted of the following components ($ in millions):

	Quarters Ended
	March 26, 2005	March 27, 2004
Service cost	$0.6	$0.5
Interest cost	0.5	0.5
Amortization of prior service costs	(1.1)	(1.1)
Net amortization of actuarial losses	0.6	0.6

Net postretirement benefit cost	$0.6	$0.5

In the fourth quarter of 2003, the Company amended the postretirement health benefit plan, which reduced benefit obligations, the effect of which is reflected in the amortization of prior service costs component of the net postretirement benefit cost.

In May 2004, the FASB issued Staff Position FAS 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act, or “FSP FAS 106-2”). FSP FAS 106-2 provides guidance on the accounting and disclosure requirements for the effects of the Act, including the effect of the federal subsidy, for employers that sponsor postretirement healthcare plans including prescription drug benefits. FSP FAS 106-2 was effective for the first interim or annual period beginning after June 15, 2004 and the Company has elected to take the one-time deferral, the effect of which is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

7.	RESTRUCTURING COSTS

The Company made decisions in 2003 to streamline its dispensing pharmacy and call center pharmacy operations, including the closure of some sites and the rebalancing of other facilities, and also to reduce resources in some of its corporate functions. These decisions resulted in additional period expense recorded in the unaudited interim condensed consolidated statements of income of $12.9 million in the first quarter of 2004. This expense was comprised mainly of non-cash expenses representing a reduction in estimated depreciable asset useful lives to complete the depreciation by the date of the facility closure, and was primarily recorded in cost of product net revenues. The restructuring activities and associated severance cash payments have substantially been completed.

8.	COMMITMENTS AND CONTINGENCIES

As of March 26, 2005, the Company had a contractual obligation to purchase $5.9 million of inventory in 2005 from a pharmaceutical manufacturer.

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

On April 26, 2004, the Company entered into a settlement of the U.S. Attorney’s lawsuit with regard to the government’s claims for injunctive, or non-monetary, relief. The government dismissed that count of its complaint with prejudice. Under the settlement, the Company has agreed, among other things, to assume certain disclosure obligations to clients, physicians and patients, primarily concerning therapeutic interchanges and rebates. In connection with this settlement, the Commonwealth of Massachusetts and the State of Nevada, both of which had previously intervened in the U.S. Attorney’s lawsuit, have released the Company of any claims. In its lawsuit, the U.S. Attorney’s Office seeks, among other things, to impose monetary damages and fines that could have a material adverse effect on the Company’s results of operations and financial condition.

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

In January 2005, the Company received a letter from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information and representations regarding Medco’s Medicare coordination of benefits recovery program. The Company and the U.S. Attorney’s Office are in discussions regarding the request.

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (“STRS”), a former client, filed a complaint against Merck and the Company in the Ohio Court of Common Pleas. STRS alleges, among other things, that the Company overcharged STRS on mail order dispensing fees; charged more for generic drugs dispensed through mail order than retail pharmacies charge for the same drugs; canceled and re-entered prescription orders in order to meet contractual performance guarantees regarding turnaround times; undercounted pills; and engaged in other unlawful pharmacy practices. Many of the allegations appear to be taken directly from the complaint filed by the U.S. Attorney’s Office discussed above. STRS asserts claims against the Company for breach of contract, against Merck for tortious interference with contract, and against both Merck and the Company for breach of fiduciary duties, violation of state consumer protection and deceptive trade practices laws, unjust enrichment, and fraud.

The Company continues to believe that its business practices comply in all material respects with applicable laws and regulations and it will continue to vigorously defend itself in these actions.

On April 13, 2005, the Company received from the Attorney General of the State of Texas a request for information in connection with the Attorney General’s investigation of whether PBMs are enforcing or relying on certain plan limitations to reject, deny or reduce payment on requests for Medicaid reimbursement made to PBMs by or on behalf of a state Medicaid agency. Medco believes that its business practices comply with all applicable laws and regulations and intends to provide the requested information.

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

On March 17, 2003, a lawsuit captioned American Federation of State, County and Municipal Employees (AFSCME) v. AdvancePCS et al. based on allegations similar to those in the ERISA cases discussed above, was filed against the Company and other major PBMs in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The plaintiff, which purports to sue on behalf of itself, California non-ERISA health plans, and all individual participants in such plans, seeks injunctive relief and disgorgement of revenues that were allegedly improperly received by the Company. On March 4, 2005, the court in the AFSCME case dismissed that action with prejudice.

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

On October 25, 2002, the Company filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting the Company’s right to retain certain cost savings in accordance with the Company’s written agreement with the West Virginia Public Employees Insurance Agency, or PEIA. On November 13, 2002, the State of West Virginia and PEIA filed a separate lawsuit against Merck and the Company, also in the Circuit Court of Kanawha County, West Virginia. This action was premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, conspiracy, tortious interference, unjust enrichment, accounting, fraud and breach of contract. The State of West Virginia and PEIA sought civil penalties; compensatory and punitive damages, and injunctive relief. In March 2003, in the declaratory judgment action, PEIA filed a counterclaim, and the State of West Virginia, which was joined as a party, filed a third-party complaint against the Company and Merck, raising the same allegations asserted by PEIA and the State of West Virginia in their November 2002 action described above. The Company and Merck filed a motion to dismiss the November 2002 action filed by the State of West Virginia and PEIA, and also filed a motion to dismiss the counterclaim and third-party complaint filed by the State of West Virginia and PEIA in the Company’s declaratory judgment action. On November 6, 2003, the court granted the motion to dismiss the Consumer Protection Act claims and certain other state law claims, including the claims for conspiracy and tortious interference. The court also dismissed without prejudice the various fraud claims. The court denied the motion to dismiss with respect to the claims for breach of contract, accounting and unjust enrichment. On December 2, 2003, PEIA filed an amended counterclaim and third-party complaint against Merck and the Company, seeking to reassert its fraud claims and restate certain of its other claims. In October of 2004, Medco filed a motion seeking declaratory relief and partial summary judgment on certain of PEIA’s counterclaims. Shortly thereafter, Medco filed a second motion for summary judgment on PEIA’s fraud counterclaims based on statute of limitations grounds. On April 8, 2005, the court issued preliminary findings granting Medco’s declaratory relief and summary judgment relating to any breach of contract claims based on an alleged fiduciary relationship or rights of a third party beneficiary. The court denied Medco’s summary judgment motion on PEIA’s fraud counterclaims. The litigation is progressing with fact discovery.

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

In February 2005, a lawsuit captioned CAM Enterprises, Inc. v. Merck & Co., Inc. and Medco Health Solutions, Inc., et al. was filed in the Circuit Court of Jefferson County, Alabama. The plaintiff, which seeks to represent a national class of independent retail pharmacies that have contracted with the Company under a formula that included the Average Wholesale Price (“AWP”) as a method of reimbursement, alleges, among other things, that the Company has refused to reimburse plaintiff using the correct AWP and has deceptively misled plaintiff regarding the nature of the Company’s AWP reimbursement methodology for brand-name prescriptions. The plaintiff asserts claims for misrepresentation/suppression, breach of contract, unjust enrichment, and conspiracy. The plaintiff seeks compensatory damages, punitive damages, imposition of a constructive trust, and injunctive relief.

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

In 2003, the State of Maine enacted a statute entitled the Unfair Prescription Drug Practices Act (the “MUPDPA”), which imposed fiduciary obligations upon pharmacy benefit managers. In September 2003, the PBM trade association, Pharmaceutical Care Management Association (“PCMA”), of which the Company is a member, filed an action seeking to enjoin enforcement of the MUPDPA. On March 9, 2004, the United States District Court for the District of Maine granted PCMA’s motion for a preliminary injunction and preliminarily enjoined the law from taking effect. In October 2004, PCMA and the Maine Attorney General filed motions for summary judgment. On February 2, 2005, a magistrate judge recommended that the court grant the Attorney General’s motion and deny PCMA’s motion for summary judgment, on the ground, among other reasons, that the federal Employee Retirement Income Security Act did not pre-empt the MUPDPA. On April 13, 2005, the district court adopted the magistrate’s decision and entered judgment in favor of the Attorney General, allowing the law to take effect. PCMA has appealed the ruling to the United States Court of Appeals for the First Circuit. If the judgment is upheld, it could have a materially adverse effect on the Company’s ability to conduct its business on commercially reasonable terms in Maine.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	Competition in the pharmacy benefit manager (“PBM”) industry and in the healthcare industry generally;

•	Our ability to obtain new clients and the possible termination of, or unfavorable modification to, contracts with key clients;

•	Governmental investigations and governmental and qui tam actions filed against us;

•	Possible regulatory changes affecting pricing, rebates, discounts or other practices of pharmaceutical manufacturers;

•	Risks associated with our proposed business combination with Accredo Health, Incorporated (“Accredo”);

•	The effect on our business and competitive position of our managed care agreement with Merck & Co., Inc. (“Merck”);

•	Risks associated with our indebtedness and debt service obligations;

•	Pressure on discounts and rebates from pharmaceutical manufacturers and margins in the PBM industry;

•	Liability and other claims asserted against us;

•	Developments in the healthcare industry, including the effect of increases in overall healthcare costs, changes in drug utilization and cost patterns and the introduction of new brand-name and/or generic drugs;

•	New or existing governmental regulations or legislation and changes in, or the failure to comply with, governmental regulations or legislation;

•	The possibility of a material non-cash charge to income if our recorded intangible assets are impaired or require accelerated amortization from a change in the remaining useful life; and

•	General economic and business conditions.

The foregoing list of factors is not exhaustive. You should carefully consider these factors and the other uncertainties and potential events described in the Risk Factors section of our Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission (“SEC”).

Overview

We are one of the nation’s largest PBMs, and we provide sophisticated programs and services for our clients and the members of their pharmacy benefit plans, as well as for the physicians and pharmacies the members use. Our programs and services help our clients control the cost and enhance the quality of the prescription drug benefits they offer to their members. We accomplish this by providing pharmacy benefit management services through our national networks of retail pharmacies and our own mail order pharmacies. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. We have been an independent, publicly traded enterprise since we were spun off by Merck on August 19, 2003 (the “spin-off”). From November 18, 1993 through the spin-off, we were a wholly-owned subsidiary of Merck.

We operate in a competitive market as clients seek to control the growth in the cost of providing prescription drug benefits to their members. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name drugs, increases in the number of prescriptions utilized, and the introduction of new products from pharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention throughout the United States as they contribute to the rise in the national cost of healthcare. Our business model is designed to reduce this rate of drug trend for our clients.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients are paramount to our success; the retention of these clients and winning new clients poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will also hinge on our ability to continue to provide innovative and competitive services to our clients, and will further benefit from our active participation in the Medicare Part D benefit, and continued expansion in the field of specialty pharmacy. On February 23, 2005, we announced a definitive agreement to acquire Accredo, subject to the approval of Accredo stockholders and other customary closing conditions. We announced on April 8, 2005 that the waiting period relating to the proposed acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was not extended by a second request for information by the government and had expired on April 7, 2005. The transaction is expected to close in mid-2005.

Key Indicators Reviewed by Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail order revenue; adjusted prescription volume; generic dispensing rate; gross margin percentage; diluted earnings per share; Earnings Before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—Liquidity and Capital Resources—EBITDA” further below in this Item 2. We believe these measures highlight key business trends and are important in evaluating our overall performance. These measures are also reflective of the success of our execution of strategic objectives.

Financial Performance Summary for the Quarter Ended March 26, 2005

Our net income increased 26.6% to $131 million and diluted earnings per share increased 23.7% to $0.47 in the first quarter of 2005 from the same period in the prior year, largely as a result of increased generic dispensing rates and improved overall margins, as well as the effect in 2004 of a charge for the multistate taskforce of attorneys general settlement. The diluted weighted average shares outstanding were 280.1 million for the first quarter of 2005 and 273.7 million for the first quarter of 2004.

Our net revenue decrease of 1.8% to $8,743 million for the first quarter reflects higher generic dispensing rates partially offset by higher prices charged by pharmaceutical manufacturers. The higher generic dispensing rates, which contribute to lower costs for clients and their members, resulted in a reduction of approximately $540 million in net revenues in the first quarter of 2005 from the prior year. Total prescription volume, adjusted for the difference in days supply between mail and retail, remained in line with 2004 at 172.7 million, despite the inclusion in the first quarter of 2004 of approximately 7.5 million adjusted prescriptions associated with a mail-only client that was a Medco client until December 31, 2004. This client transition also had an effect on mail order penetration on an adjusted basis, which declined slightly to 36.3% for the first quarter of 2005, compared to 37.0% for the first quarter of 2004.

Our generic dispensing rate increased to 50.7% in the first quarter of 2005 compared to 45.1% in the first quarter of 2004. Brand pharmaceutical rebates increased in the first quarter of 2005 reflecting improved formulary management, increased patient compliance, and favorable pharmaceutical manufacturer rebate contract revisions. The increased generic dispensing rate and improved formulary management reduced the net prices we charged to our customers in the form of steeper price discounts and higher rebate pass-backs. The percentage of rebates shared with clients increased in the first quarter of 2005 to approximately 70%, compared to approximately 53% in the first quarter of 2004, primarily related to changes in client pass-back terms, which would be offset by other elements of pricing including higher claims processing administrative fees, and the effect of a terminated account. Additionally, the first quarter of 2005 reflects improved service margin as compared with 2004, as a result of increased client and other revenues, partially offset by lower manufacturer revenues from the termination of a manufacturer-sponsored patient assistance program which yielded only marginal profitability.

Our total cost of revenues decreased by 2.2% for the first quarter of 2005. The higher generic dispensing rates and service margin resulted in a gross margin percentage improvement to 5.1% in the first quarter of 2005 from 4.7% in 2004.

Additionally, our total cost of revenues for the first quarter of 2004 includes $12 million primarily for accelerated depreciation from facility closures in 2004. Our gross margin improvement contributed $27 million to our pretax earnings growth in the first quarter of 2005.

Selling, general and administrative expenses for the first quarter of 2005 decreased $4 million compared to the first quarter of 2004, which includes the effect of decreased litigation expenses of $21 million related to the multistate taskforce of attorneys general settlement accrual recorded in the first quarter of 2004. This is partially offset by increases of $17 million associated with employee-related expenses including additional resources for client-facing activities, Medicare and specialty pharmacy, and increased legal fees for company litigation.

Interest and other (income) expense, net, for the first quarter of 2005 decreased $12 million from 2004 due to reduced interest expense of $9 million and higher interest income of $3 million. The decreased interest expense reflects lower total debt resulting from a $100 million pay down included in the refinancing of the senior secured term loans in the first quarter of 2004, as well as additional pay downs of $100 million in 2004 and $200 million in fiscal January of 2005. Additionally, the first quarter of 2004 reflects a $5.5 million write-off of previously deferred debt acquisition costs associated with the debt refinancing in the first quarter of 2004. The interest income reflects higher average daily cash balances resulting from positive operating cash flows.

Key Financial Statement Components

Consolidated Statements of Income. Our net revenues are comprised primarily of product net revenues and are derived from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail order pharmacies, and are recorded net of certain rebates and guarantees payable to clients. Service revenues consist principally of administrative fees and clinical program fees earned from clients and other non-product related revenues, and sales of prescription services to pharmaceutical manufacturers and other parties. For further details see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

Cost of revenues is comprised primarily of cost of product net revenues and is principally attributable to the dispensing of prescription drugs. Cost of product net revenues for prescriptions dispensed through our network of retail pharmacies includes the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks. Our cost of product net revenues relating to drugs dispensed by our mail order pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. The operating costs of our call center pharmacies are also included in cost of product net revenues. In addition, cost of product net revenues includes a credit for rebates earned from brand pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, and costs associated with member communication materials.

Selling, general and administrative expenses reflect the costs of operations focused on generating new sales, maintaining existing client relationships, managing clinical programs, enhancing technology capabilities, directing pharmacy operations, finance, legal and other staff activities.

Interest and other (income) expense, net, primarily includes interest expense on our senior notes, senior secured term loan facility, revolving credit facility and accounts receivable financing facility, net of interest rate swap agreements on $200 million of the senior notes, partially offset by interest income generated by short-term investments in marketable securities.

Consolidated Balance Sheets. Our key assets include cash and short-term investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the positive cash flows from our operations. Accounts receivable balances primarily include amounts due from pharmaceutical manufacturers for earned rebates and other prescription services. The accounts receivable balances also represent amounts due from clients for prescriptions dispensed from retail pharmacies in our networks or from our mail order pharmacies, including fees due to us, net of any rebate liabilities or payments due to clients under guarantees. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Inventories reflect the cost of prescription products held for dispensing by our mail order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Fixed assets include investments in our corporate headquarters, mail order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses and client rebate pass-back liabilities. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck.

Our primary liabilities include claims and other accounts payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered, amounts payable for mail order prescription inventory purchases, and reclassified net client rebate pass-back liabilities. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of a senior secured term loan facility and senior notes. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any off-balance sheet arrangements.

Our stockholders’ equity includes an offset for net unearned compensation, representing the market value of restricted stock units granted to our employees and directors less the amount of compensation expense amortized over the associated vesting period.

Consolidated Statements of Cash Flows. An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. We pay for our mail order prescription drug inventory in accordance with payment terms offered by our suppliers in order to take advantage of discounts. Effective mail order inventory management generates further positive cash flows. Earned pharmaceutical manufacturers’ rebates are recorded monthly based upon prescription dispensing, with actual bills rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the pharmaceutical manufacturers, although some clients may receive more accelerated rebate payments in exchange for other elements of pricing in their contracts.

Our cash primarily includes demand deposits with banks or other financial institutions. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.

Ongoing cash outflows are associated with expenditures to support our mail order and retail pharmacy network operations, call center pharmacies and other selling, general and administrative functions. The largest components of these expenditures include mail order inventory purchases primarily from a wholesaler, payments to retail pharmacies, rebate and guarantee payments to clients, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our debt, and income taxes.

Client-Related Information

Revenues from UnitedHealth Group (“UHG”), which is currently our largest client, amounted to approximately $2,048 million, or 23% of our net revenues, in the first quarter of 2005, and $1,585 million, or 18% of our net revenues, in the first quarter of 2004. The increase reflects the inclusion of Oxford Health Plans, Inc., acquired by UHG in 2004, under the UHG contract effective January 2005. None of our other clients individually represented more than 10% of our net revenues in the first quarter of 2005 or 2004.

Segment Discussion

We conduct our operations in one segment, which involves sales of prescription drugs to our clients and their members, either through our networks of contractually affiliated retail pharmacies or by our mail order pharmacies, and in one geographic region, which includes the United States and Puerto Rico. We offer fully integrated PBM services to virtually all of our clients and their members. The PBM services we provide to our clients are generally delivered and managed under a single contract for each client.

As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco as a single segment enterprise for purposes of making decisions about resource allocations and in assessing our performance.

Results of Operations

The following table presents selected comparative results of operations and volume performance ($ in millions):

	Quarter Ended March 26, 2005	Increase (Decrease)		Quarter Ended March 27, 2004
Net Revenues
Retail product(1)	$5,530.7	$(88.1)	(1.6%)	$5,618.8
Mail order product	3,125.2	(82.0)	(2.6%)	3,207.2

Total product(1)	$8,655.9	$(170.1)	(1.9%)	$8,826.0

Client and other service revenues	$49.0	$13.5	38.0%	$35.5
Manufacturer service revenues	38.4	(6.0)	(13.5%)	44.4

Total service	$87.4	$7.5	9.4%	$79.9

Total net revenues(1)	$8,743.3	$(162.6)	(1.8%)	$8,905.9

Cost of Revenues
Product(1)	$8,270.8	$(181.8)	(2.2%)	$8,452.6
Service	25.0	(7.6)	(23.3%)	32.6

Total cost of revenues(1)	$8,295.8	$(189.4)	(2.2%)	$8,485.2

Gross Margin(2)
Product	$385.1	$11.7	3.1%	$373.4
Product gross margin percentage	4.4%	0.2%		4.2%
Service	$62.4	$15.1	31.9%	$47.3
Service gross margin percentage	71.4%	12.2%		59.2%
Total gross margin	$447.5	$26.8	6.4%	$420.7
Gross margin percentage	5.1%	0.4%		4.7%

Volume Information
Retail	110.0	1.2	1.1%	108.8
Mail order	20.9	(0.4)	(1.9%)	21.3

Total volume	130.9	0.8	0.6%	130.1

Adjusted prescriptions(3)	172.7	—	—	172.7

Adjusted mail order penetration(4)	36.3%	(0.7%)		37.0%

Generic dispensing rate	50.7%	5.6%		45.1%

Notes

(1)	Includes retail co-payments of $1,836 million for 2005 and $1,795 million for 2004.

(2)	Defined as net revenues minus cost of revenues.

(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

(4)	The percentage of adjusted mail order prescriptions to total adjusted prescriptions.

Net Revenues. The $88 million decrease in retail net revenues in the first quarter of 2005 was attributable to net price decreases of $151 million, partially offset by volume increases of $63 million. The $151 million net price decrease reflects a $396 million decrease from a greater representation of lower-cost generic drugs, which are more steeply discounted for our clients than brand-name drugs. Also included in the net price decrease are higher levels of rebate sharing with clients (which are further discussed below), partially offset by higher prices charged by pharmaceutical manufacturers, including the effect of new and higher-cost brand-name drugs. Retail volume increased 1.1% for the first quarter of 2005 and reflects an increase of 8.2% resulting from new client volumes and increased utilization of antibiotics and cough and cold medications, partially offset by a decline of 7.1% resulting from client terminations.

The $82 million decrease in mail order net revenues in the first quarter of 2005 was attributable to volume decreases of $60 million and net price decreases of $22 million. Mail order volume decreased 1.9% in the first quarter of 2005 reflecting a 15.0% decline resulting from client terminations partially offset by a 13.1% increase reflecting higher utilization for clients with plan designs favoring the use of mail order, and volumes from new clients. Mail order penetration on an adjusted basis was 36.3% for the first quarter of 2005, slightly below the 37.0% for the first quarter of 2004, despite the loss of a large mail order only client at the end of 2004. The $22 million mail order net price decrease reflects a $140 million decrease from a higher representation of generic drugs, and higher levels of rebate sharing with clients further discussed in the gross margin section, partially offset by higher prices charged by pharmaceutical manufacturers.

Our generic dispensing rate increased to 50.7% in the first quarter of 2005 compared to 45.1% in the first quarter of 2004. This increase reflects the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.

Service revenues increased $8 million in the first quarter of 2005 as a result of higher client and other service revenues of $14 million partially offset by lower manufacturer service revenues of $6 million. The higher client and other service revenues principally reflect higher claims processing administrative fees, resulting from higher fees on a per prescription basis and overall higher retail volumes, as well as client revenues generated from Medco’s clinical programs. The lower manufacturer revenues are driven by the termination of a manufacturer-sponsored patient assistance program at the end of 2004.

Gross Margin. Our client contracts include several pricing variables, such as price discounts for brand-name drugs and generic drugs, separate price discounts for mail order and retail prescriptions, fees for various administrative and clinical services, and terms regarding levels of rebate sharing and other guarantees. Clients have varied requirements regarding the pricing model best suited to their needs, and we negotiate these variables to generate an appropriate aggregate level of gross margin. As an example, certain clients may require a transparent model whereby all rebates are passed back in exchange for higher fees or lower price discounts, while others may prefer steeper price discounts in exchange for lower rebates. We experienced year-over-year declines in rebate retention reflecting changes in the pricing composition within our contracts, which also included changes in the other aforementioned pricing components. Gross margin reflects these changes, as well as changes in the generic drug representation in our prescription base.

Our product gross margin percentage improved to 4.4% in the first quarter of 2005 from 4.2% in the first quarter of 2004 primarily as a result of an increase in our generic dispensing rate from 45.1% to 50.7%. Product net revenues reflected a decrease of 1.9%, as discussed in the above net revenue analysis, compared with a corresponding decrease in cost of product net revenues of 2.2%. The higher rate of decrease in the cost of product net revenues is principally due to greater utilization of lower-cost generic products, operational efficiencies, and productivity yielded from our investments in pharmacy and Internet technologies. Additionally, our total cost of revenues for the first quarter of 2004 reflects $12 million primarily for additional depreciation and other facility closing costs associated with management decisions in 2003 to realign pharmacy operations. These factors are partially offset in our gross margin percentage by a higher percentage of rebates passed back to our clients.

Rebates from pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $794 million in the first quarter of 2005 and $745 million in the first quarter of 2004, with formulary rebates representing 50.9% and 48.9% of total rebates, respectively. The increase in rebates earned in the first quarter of 2005 reflects improved formulary management, increased patient compliance, and favorable pharmaceutical manufacturer rebate contract revisions. We retained approximately $236 million, or 29.7% of total rebates, in the first quarter of 2005 and approximately $352 million, or 47.2%, in the first quarter of 2004, with the decline in retained rebates primarily related to changes in client rebate sharing terms, including the effect of a terminated client which received steeper price discounts and guarantees in lieu of rebate sharing. The gross margin effect of overall higher rebate sharing levels is mitigated by other elements of pricing including higher claims processing administrative and other client service fees, and profitability from higher generic dispensing rates.

The service gross margin percentage improved to 71.4% in the first quarter of 2005 from 59.2% in the first quarter of 2004, reflecting the increase in service revenues of 9.4%, driven by the aforementioned client increases partially offset by the termination of the manufacturer-sponsored patient assistance program, and a decrease in cost of service revenues of 23.3%. The decrease in cost of service revenues is related to the terminated patient assistance program, which yielded only marginal profitability.

The following table presents additional selected comparative results of operations ($ in millions):

	Quarter Ended March 26, 2005	Increase (Decrease)		Quarter Ended March 27, 2004
Gross margin	$447.5	$26.8	6.4%	$420.7
Selling, general and administrative expenses	174.9	(4.0)	(2.2%)	178.9
Amortization of intangibles	45.0	—	—	45.0
Interest and other (income) expense, net	10.1	(11.9)	(54.1%)	22.0

Income before provision for income taxes	217.5	42.7	24.4%	174.8
Provision for income taxes	86.3	15.1	21.2%	71.2

Net income	$131.2	$27.6	26.6%	$103.6

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $175 million for the first quarter of 2005 decreased from the first quarter of 2004 by $4 million, or 2.2%. This decrease primarily reflects lower litigation expenses of $21 million related to the settlement accrual that was recorded in the first quarter of 2004 for the multistate taskforce of attorneys general settlement. This is partially offset by $10 million of employee-related expenses including additional resources for client-facing activities, Medicare and specialty pharmacy, as well as increased legal fees associated with company litigation of $4 million and other increases of $3 million.

Amortization of Intangibles. Amortization of intangible assets of $45 million was consistent for the first quarter of 2005 and 2004.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, for the first quarter of 2005 decreased $11.9 million from the first quarter of 2004, and includes lower interest expense of $8.5 million and higher interest income of $3.4 million. The reduced interest expense reflects lower total debt resulting from a $100 million pay down included in the refinancing of the senior secured term loans in March of 2004, as well as additional pay downs of

$100 million in 2004 and $200 million in fiscal January of 2005. Additionally, 2004 includes a $5.5 million write-off of previously deferred debt acquisition costs associated with the refinancing, while 2005 includes a $0.7 million write-off related to accelerated loan payments in fiscal January 2005. The interest income reflects higher average daily cash balances resulting from positive operating cash flows. The balance of cash and short-term investments as of March 26, 2005 was $1,563.9 million compared to $700.7 million as of March 27, 2004.

The estimated weighted average interest rate on our indebtedness was approximately 5.8% and 5.0% for the quarters ended March 26, 2005 and March 27, 2004, respectively, primarily reflecting the effect of increases in the London Interbank Offered Rate (“LIBOR”) on our outstanding debt.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) decreased to 39.7% in the first quarter of 2005, compared with 40.7% in the first quarter of 2004. This reduction results mainly from the completion during the second quarter of 2004 of a post spin-off study of our state tax position for the apportionment of our income based on our business activities and tax strategies existing as of the date of the spin-off as a stand-alone tax payer. The study included formalization of our state income tax position through rulings from and discussions with taxing authorities in key selected states.

Net Income and Earnings per Share. Net income as a percentage of net revenues was 1.5% in the first quarter of 2005, compared to 1.2% in the first quarter of 2004, as a result of the aforementioned factors.

Basic earnings per share increased 26.3% for the first quarter of 2005. The weighted average shares outstanding were 275.2 million for the first quarter of 2005 and 270.8 million for the first quarter of 2004. Diluted earnings per share increased 23.7% for the first quarter of 2005. The diluted weighted average shares outstanding were 280.1 million for the first quarter of 2005 and 273.7 million for the first quarter of 2004. The increase in the weighted average shares outstanding and diluted weighted average shares outstanding reflect the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options.

Liquidity and Capital Resources

Cash Flows

The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Quarter Ended March 26, 2005	Increase (Decrease)	Quarter Ended March 27, 2004
Net cash provided by operating activities	$516.8	$396.3	$120.5
Net cash used by investing activities	(24.3)	(0.7)	(23.6)
Net cash used by financing activities	(139.4)	(47.2)	(92.2)

Net increase in cash and cash equivalents	$353.1	$348.4	$4.7
Cash and cash equivalents at beginning of period	$1,145.5	$507.0	$638.5

Cash and cash equivalents at end of period	$1,498.6	$855.4	$643.2

Operating Activities. The increase in net cash provided by operating activities in the first quarter of 2005 of $396 million primarily reflects a $371 million increase in cash flows from accounts receivable, net, principally resulting from improved collections of rebates receivable from pharmaceutical manufacturers. In addition, net cash provided by operating activities reflects increased cash flows from inventories, net, principally reflecting the timing of brand-name pharmaceutical purchases and a higher representation of lower-cost generic drugs in inventory. These increases were partially offset by a decrease in cash flows from current liabilities, primarily due to a decrease in accounts payable associated with the lower inventory levels at the end of first quarter of 2005.

Investing Activities. The increase in net cash used by investing activities in the first quarter of 2005 of $0.7 million primarily results from the timing of capital expenditures. The $23.7 million in first quarter 2005 capital expenditures primarily includes capitalized software development for client-related programs and strategic initiatives, and investments in our business recovery systems. We do not expect our 2005 capital expenditures to exceed $130 million, excluding the effect of our previously announced agreement to acquire Accredo.

Financing Activities. The increase in net cash used by financing activities in the first quarter of 2005 of $47 million primarily results from higher debt pay downs of $100 million, partially offset by proceeds from stock issued under employee stock plans of $49 million. Net cash used by financing activities in the first quarter of 2004 reflects the refinancing of the senior secured term loans.

The estimated weighted average interest rate on our indebtedness was approximately 5.8% and 5.0% for the quarters ended March 26, 2005 and March 27, 2004, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in the LIBOR used under our credit facilities and swap agreements.

Our senior secured credit facility, senior notes and accounts receivable financing facility contain covenants, including, among other items, limitations on capital expenditures, minimum fixed charges, maximum leverage ratios, as well as restrictions on additional indebtedness, dividends, share repurchases, and asset sales and liens. Furthermore, our Tax Responsibility Allocation Agreement with Merck imposes conditions on our ability to repurchase shares of our common stock for a two-year period subsequent to the August 2003 spin-off. We may incur additional indebtedness by drawing down under our senior secured revolving credit facility or accounts receivable financing facility. We have no immediate plans for stock repurchases or dividend payments.

Total cash and short-term investments as of March 26, 2005 were $1,564 million, including $1,499 million in cash and cash equivalents. Total cash and short-term investments as of December 25, 2004 were $1,211 million, including $1,146 million in cash and cash equivalents. The increase of $353 million in cash and short-term investments in the first quarter of 2005 reflects an increase due to positive cash flows from operations.

We believe that our 2005 cash flows will continue to be positive and adequate to fund our ongoing operations, debt service requirements and capital and strategic investments.

Total consideration for our previously announced agreement to acquire Accredo is approximately $2.2 billion in cash and Medco common stock. Accredo had approximately $0.4 billion of debt on its balance sheet as of December 31, 2004. Under the terms of the agreement, each Accredo share outstanding will be exchanged for $22.00 in cash and 0.49107 shares of our common stock, subject to adjustment based on the value of the common stock in certain situations as provided in the agreement and plan of merger. We expect to fund the cash portion of the consideration through a combination of cash on hand, bank borrowings and our accounts receivable financing facility. The proposed acquisition of Accredo is expected to close in mid-2005. For further information regarding the Accredo transaction, please refer to our Form S-4 filed with the SEC on March 24, 2005.

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

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of our EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription reflects the level of efficiency in the business model and is affected by changes in prescription volumes between retail and mail, as well as the relative representation of brand-name and generic drugs.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended
	March 26, 2005	March 27, 2004
Net income	$131.2	$103.6
Add (deduct):
Interest and other (income) expense, net(1)	10.1	22.0
Provision for income taxes	86.3	71.2
Depreciation expense	41.4	62.2	(2)
Amortization expense	45.0	45.0

EBITDA	$314.0	$304.0

Adjusted prescriptions(3)	172.7	172.7

EBITDA per adjusted prescription	$1.82	$1.76

Notes

(1)	Includes a one-time write-off of deferred debt issuance costs amounting to $5.5 million in the first quarter of 2004 associated with the debt refinancing and $0.7 million in the first quarter of 2005 associated with accelerated term loan payments.

(2)	Includes $15.2 million of accelerated depreciation from depreciation associated with facility closures in 2004.

(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA per adjusted prescription increased $0.06 or 3.4% to $1.82 in the first quarter of 2005 compared with $1.76 in the first quarter of 2004. Net income for the first quarter of 2005 exceeded the first quarter of 2004 by 26.6%. The first quarter 2005 growth rate for EBITDA per adjusted prescription is lower than the related net income growth rate primarily as a result of the exclusions of the aforementioned decreased net interest expense and accelerated depreciation recorded in the first quarter of 2004.

Contractual Obligations

We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting devices and other operating equipment for use in our mail order pharmacies and computer equipment for use in our data center.

The following table presents our contractual obligations as of March 26, 2005, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	2005	2006-2007	2008-2009	Thereafter
Long-term debt obligations, including current portion(1)	$1,000.0	$80.0	$140.0	$280.0	$500.0
Interest expense on long-term debt obligations(2)	359.2	43.8	104.3	79.7	131.4
Operating lease obligations	91.1	23.2	38.2	16.7	13.0
Purchase obligation(3)	5.9	5.9	—	—	—

Total	$1,456.2	$152.9	$282.5	$376.4	$644.4

Notes

(1)	Long-term debt obligations exclude the $3.6 million unamortized discount on the senior notes and a fair value adjustment of $10.5 million associated with the interest rate swap agreements on $200 million of the senior notes.

(2)	The variable component of interest expense for the term loan facility is based on the actual first quarter 2005 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Represents a contractual commitment to purchase inventory from a pharmaceutical manufacturer.

The contractual obligations table above excludes the impact of the proposed acquisition of Accredo.

As of March 26, 2005, we had letters of credit outstanding of approximately $90.7 million, the majority of which were issued under our senior secured revolving credit facility.

Pending Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretative guidance in applying the provisions of SFAS 123R. In April 2005, the SEC adopted a rule that amended the compliance date of SFAS 123R whereby we are required to adopt no later than the first quarter of 2006. We expect to adopt the new requirements in the first quarter of 2006 using the modified prospective method available under SFAS 123R. As disclosed in Note 3, “Stock-Based Compensation,” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we would have recorded approximately $16 million of after-tax expense if the provisions of SFAS 123R were applied to the first quarter of 2005. We believe the first quarter 2005 pro forma expense provides a reasonable approximation of the stock-based compensation expense that would be recorded in our consolidated statements of income upon adoption of SFAS 123R.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt with our term loan credit facilities and investments in marketable securities that are subject to interest rate volatility. In addition, we have interest rate swap agreements on $200 million of our $500 million of 7.25% senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances outstanding and interest rate swap agreements as of March 26, 2005, which are subject to variable interest rates based on the LIBOR, would yield a change of approximately $1.8 million in annual interest expense. There are no current plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and, therefore, we have no foreign exchange risk.

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

A description of certain legal proceedings to which the Company is a party is contained in Note 8 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Such description includes the following recent developments:

In January 2005, the Company received a letter from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information and representations regarding Medco’s Medicare coordination of benefits recovery program. The Company and the U.S. Attorney’s Office are in discussions regarding the request.

On March 17, 2003, a lawsuit captioned American Federation of State, County and Municipal Employees (AFSCME) v. Advance PCS et al. based on allegations similar to those in the ERISA cases discussed above, was filed against the Company and other major PBMs in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The plaintiff, which purports to sue on behalf of itself, California non-ERISA health plans, and all individual participants in such plans, seeks injunctive relief and disgorgement of revenues that were allegedly improperly received by the Company. On March 4, 2005, the court in the AFSCME case dismissed that action with prejudice.

On October 25, 2002, the Company filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting the Company’s right to retain certain cost savings in accordance with the Company’s written agreement with the West Virginia Public Employees Insurance Agency, or PEIA. On November 13, 2002, the State of West Virginia and PEIA filed a separate lawsuit against Merck and the Company, also in the Circuit Court of Kanawha County, West Virginia. This action was premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, conspiracy, tortious interference, unjust enrichment, accounting, fraud and breach of contract. The State of West Virginia and PEIA sought civil penalties; compensatory and punitive damages, and injunctive relief. In March 2003, in the declaratory judgment action, PEIA filed a counterclaim, and the State of West Virginia, which was joined as a party, filed a third-party complaint against the Company and Merck, raising the same allegations asserted by PEIA and the State of West Virginia in their November 2002 action described above. The Company and Merck filed a motion to dismiss the November 2002 action filed by the State of West Virginia and PEIA, and also filed a motion to dismiss the counterclaim and third-party complaint filed by the State of West Virginia and PEIA in the Company’s declaratory judgment action. On November 6, 2003, the court granted the motion to dismiss the Consumer Protection Act claims and certain other state law claims, including the claims for conspiracy and tortious interference. The court also dismissed without prejudice the various fraud claims. The court denied the motion to dismiss with respect to the claims for breach of contract, accounting and unjust enrichment. On December 2, 2003, PEIA filed an amended counterclaim and third-party complaint against Merck and the Company, seeking to reassert its fraud claims and restate certain of its other claims. In October of 2004, Medco filed a motion seeking declaratory relief and partial summary judgment on certain of PEIA’s counterclaims. Shortly thereafter, Medco filed a second motion for summary judgment on PEIA’s fraud counterclaims based on statute of limitations grounds. On April 8, 2005, the court issued preliminary findings granting Medco’s declaratory relief and summary judgment relating to any breach of contract claims based on an alleged fiduciary relationship or rights of a third party beneficiary. The court denied Medco’s summary judgment motion on PEIA’s fraud counterclaims. The litigation is progressing with fact discovery.

On April 13, 2005, the Company received from the Attorney General of the State of Texas a request for information in connection with the Attorney General’s investigation of whether pharmacy benefits management companies are enforcing or relying on certain plan limitations to reject, deny or reduce payment on requests for Medicaid reimbursement made to PBMs by or on behalf of a state Medicaid agency. Medco believes that its business practices comply with all applicable laws and regulations and intends to provide the requested information.

In 2003, the State of Maine enacted a statute entitled the Unfair Prescription Drug Practices Act (the “MUPDPA”), which imposed fiduciary obligations upon pharmacy benefit managers. In September 2003, the PBM trade association,

Pharmaceutical Care Management Association (“PCMA”), of which the Company is a member, filed an action seeking to enjoin enforcement of the MUPDPA. On March 9, 2004, the United States District Court for the District of Maine granted PCMA’s motion for a preliminary injunction and preliminarily enjoined the law from taking effect. In October 2004, PCMA and the Maine Attorney General filed motions for summary judgment. On February 2, 2005, a magistrate judge recommended that the court grant the Attorney General’s motion and deny PCMA’s motion for summary judgment, on the ground, among other reasons, that the federal Employee Retirement Income Security Act did not pre-empt the MUPDPA. On April 13, 2005, the district court adopted the magistrate’s decision and entered judgment in favor of the Attorney General, allowing the law to take effect. PCMA has appealed the ruling to the United States Court of Appeals for the First Circuit. If the judgment is upheld, it could have a materially adverse effect on the Company’s ability to conduct its business on commercially reasonable terms in Maine.

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

MEDCO HEALTH SOLUTIONS, INC.

Date: April 29, 2005	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman, President and
Chief Executive Officer

Date: April 29, 2005	By:	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and
Chief Financial Officer

Index to Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002