Form 10-Q
period 2005-06-25
MEDCO HEALTH SOLUTIONS INC
filed 2005-07-29
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

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

As of the close of business on July 25, 2005, the registrant had 280,054,471 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions, except for share data)

	June 25, 2005	December 25, 2004
ASSETS

Current assets:
Cash and cash equivalents	$1,295.5	$1,145.5
Short-term investments	64.1	65.4
Accounts receivable, net	1,662.0	1,555.4
Inventories, net	1,319.0	1,315.6
Prepaid expenses and other current assets	82.6	66.7
Deferred tax assets	171.5	171.8

Total current assets	4,594.7	4,320.4

Property and equipment, net	628.6	657.8
Goodwill	3,310.2	3,310.2
Intangible assets, net	2,050.6	2,140.6
Other noncurrent assets	86.9	112.5

Total assets	$10,671.0	$10,541.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Claims and other accounts payable	$2,174.2	$2,162.1
Accrued expenses and other current liabilities	303.9	382.4
Current portion of long-term debt	100.0	100.0

Total current liabilities	2,578.1	2,644.5

Long-term debt, net	876.2	1,092.9
Deferred tax liabilities	980.6	1,030.2
Other noncurrent liabilities	51.4	54.5

Total liabilities	4,486.3	4,822.1

Commitments and contingencies (See Note 8)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued and outstanding: 279,721,089 shares at June 25, 2005 and 274,436,379 shares at December 25, 2004	2.8	2.7

Accumulated other comprehensive income	—	—
Additional paid-in capital	5,306.0	5,067.0
Unearned compensation	(45.6)	(3.2)
Retained earnings	921.5	652.9

Total stockholders’ equity	6,184.7	5,719.4

Total liabilities and stockholders’ equity	$10,671.0	$10,541.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Product net revenues (Includes retail co-payments of $1,796 and $1,694 in the second quarters of 2005 and 2004, and $3,632 and $3,490 in the six months of 2005 and 2004)	$8,906.7	$8,760.2	$17,562.6	$17,586.2

Service revenues	92.0	76.0	179.4	155.9

Total net revenues	8,998.7	8,836.2	17,742.0	17,742.1

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,796 and $1,694 in the second quarters of 2005 and 2004, and $3,632 and $3,490 in the six months of 2005 and 2004)	8,518.9	8,377.6	16,789.6	16,830.3
Cost of service revenues	24.5	30.9	49.5	63.5

Total cost of revenues	8,543.4	8,408.5	16,839.1	16,893.8
Selling, general and administrative expenses	175.4	156.8	350.2	335.7
Amortization of intangibles	45.0	45.0	90.0	90.0
Interest and other (income) expense, net	6.4	13.3	16.6	35.3

Total cost of operations	8,770.2	8,623.6	17,295.9	17,354.8

Income before provision for income taxes	228.5	212.6	446.1	387.3
Provision for income taxes	91.1	85.3	177.5	156.5

Net income	$137.4	$127.3	$268.6	$230.8

Basic earnings per share:
Weighted average shares outstanding	278.0	271.4	276.6	271.1

Earnings per share	$0.49	$0.47	$0.97	$0.85

Diluted earnings per share:
Weighted average shares outstanding	283.8	274.6	281.9	274.1

Earnings per share	$0.48	$0.46	$0.95	$0.84

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Shares (In thousands)	($ in millions, except for per share data)
	Common Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balances at December 25, 2004	274,436	$2.7	$—	$5,067.0	$(3.2)	$652.9	$5,719.4

Net income	—	—	—	—	—	268.6	268.6

Total comprehensive income	—	—	—	—	—	268.6	268.6
Issuance of common stock for options exercised, including tax benefit	5,189	0.1	—	186.2	—	—	186.3
Issuance of common stock under the Employee Stock Purchase Plan	87	—	—	3.2	—	—	3.2
Restricted stock unit activity	9	—	—	49.6	(42.4)	—	7.2

Balances at June 25, 2005	279,721	$2.8	$—	$5,306.0	$(45.6)	$921.5	$6,184.7

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($ in millions)

	Six Months Ended
	June 25, 2005	June 26, 2004
Cash flows from operating activities:
Net income	$268.6	$230.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80.8	111.8
Amortization of intangibles	90.0	90.0
Deferred income taxes	(49.3)	(43.7)
Tax benefit on employee stock plans	45.6	4.8
Other	11.9	14.5
Net changes in assets and liabilities:
Accounts receivable	(107.6)	(351.1)
Inventories	(3.4)	141.0
Prepaid expenses and other current assets	(15.9)	26.9
Other noncurrent assets	23.0	8.0
Current liabilities	(66.4)	(165.6)
Other noncurrent liabilities	—	1.8

Net cash provided by operating activities	277.3	69.2

Cash flows from investing activities:
Capital expenditures	(51.7)	(43.1)
Purchases of securities and other investments	(52.4)	(31.5)
Proceeds from sale of securities and other investments	53.2	29.2

Net cash used by investing activities	(50.9)	(45.4)

Cash flows from financing activities:
Proceeds from long-term debt	—	800.0
Repayments on long-term debt	(220.0)	(900.0)
Debt issuance costs	(0.3)	(4.2)
Proceeds from employee stock plans	143.9	36.3

Net cash used by financing activities	(76.4)	(67.9)

Net increase (decrease) in cash and cash equivalents	$150.0	$(44.1)
Cash and cash equivalents at beginning of period	$1,145.5	$638.5

Cash and cash equivalents at end of period	$1,295.5	$594.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 25, 2004 included in the Company’s Annual Report on Form 10-K. The Company’s fiscal quarters ended on the last Saturday of June and consisted of 13 weeks for both 2005 and 2004.

On February 23, 2005, the Company announced a definitive agreement to acquire Accredo Health, Incorporated (“Accredo”), subject to the approval of Accredo stockholders. The transaction is expected to close on August 18, 2005, subject to Accredo shareholder approval. For further information regarding the proposed Accredo transaction, please refer to the Form S-4/A filed with the SEC on July 8, 2005.

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, includes billed and estimated unbilled receivables from manufacturers and clients. In addition, rebates payable to clients are estimated and accrued as a reduction in accounts receivable, net, based upon the prescription drugs dispensed by the pharmacies in the Company’s retail networks, or dispensed by the Company’s mail order pharmacies. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Unbilled receivables from manufacturers are generally billed beginning 30 days from the end of each quarter. Unbilled receivables from clients are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. As of June 25, 2005 and December 25, 2004, respectively, total unbilled client and manufacturer receivables amounted to $1,352.4 million and $1,257.2 million. Accounts receivable are presented net of allowance for doubtful accounts of $5.4 million and $5.5 million at June 25, 2005 and December 25, 2004, respectively.

3. STOCK-BASED COMPENSATION

The Company grants options to employees to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years and expire within 10 years from the date of the grant. The Company accounts for employee options to purchase stock, and for employee participation in the Medco Health Solutions, Inc., 2003 Employee Stock Purchase Plan (“2003 ESPP”), under the intrinsic value method of expense recognition in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option on the date of grant. Because employee stock options are granted to purchase shares of stock at the fair market value on the date of grant, no compensation expense has been recognized in the Company’s unaudited interim condensed consolidated statements of income for any stock options, or the 2003 ESPP.

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

The pro forma effect on net income and earnings per share if the Company had applied the fair value method for recognizing employee stock-based compensation to stock options and the 2003 ESPP is as follows ($ in millions, except for per share data):

	Quarters Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income, as reported (1)	$137.4	$127.3	$268.6	$230.8
Stock-based compensation expense, net of tax (2)	(16.2)	(23.7)	(32.3)	(44.1)

Pro forma net income including stock-based compensation expense	$121.2	$103.6	$236.3	$186.7

Basic earnings per common share:
As reported	$0.49	$0.47	$0.97	$0.85
Pro forma	$0.44	$0.38	$0.85	$0.69
Diluted earnings per common share:
As reported	$0.48	$0.46	$0.95	$0.84
Pro forma	$0.43	$0.38	$0.84	$0.68

Notes

(1)	The Company grants restricted stock units to employees and directors, generally vesting over two or three years. The Company records unearned compensation within stockholders’ equity at an amount equivalent to the market value on the date of grant and amortizes such amount to compensation expense over the vesting period. Net income, as reported, includes stock-based compensation expense related to the restricted stock units for the quarter and six months ended June 25, 2005 of $2.9 million ($4.9 million pre-tax) and of $4.3 million ($7.2 million pre-tax) . Net income, as reported, includes stock-based compensation expense related to the restricted stock units for the quarter and six months ended June 26, 2004 of $0.8 million ($1.3 million pre-tax) and of $1.4 million ($2.4 million pre-tax) . The net unearned compensation recorded within stockholders’ equity amounts to $45.6 million at June 25, 2005.
(2)	For the quarter ended June 25, 2005, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $16.0 million ($26.6 million pre-tax) for the stock options and $0.2 million ($0.3 million pre-tax) for the 2003 ESPP. For the quarter ended June 26, 2004, the Medco pro forma stock-based compensation expense, net of tax, includes $23.5 million ($39.2 million pre-tax) for stock options and $0.2 million ($0.3 million pre-tax) for the 2003 ESPP. For the six months ended June 25, 2005, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $31.9 million ($53.0 million pre-tax) for the stock options and $0.4 million ($0.6 million pre-tax) for the 2003 ESPP. For the six months ended June 26, 2004, the Medco pro forma stock-based compensation expense, net of tax, includes $43.7 million ($73.4 million pre-tax) for stock options and $0.4 million ($0.6 million pre-tax) for the 2003 ESPP.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Medco volatility assumption is based on the volatility of the largest competitors within the pharmacy benefit manager (“PBM”) industry combined with the Company’s stock price volatility for the period the Company has been publicly traded. The weighted average fair value of options granted for the six months ended June 25, 2005 and June 26, 2004 was $18.22 and $14.86, respectively. The weighted average option assumptions utilized for options granted during the periods presented are as follows:

	Quarters Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Stock options Black-Scholes assumptions (weighted average):
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.9%	3.2%	4.0%	3.1%
Volatility	35.0%	45.0%	35.0%	45.0%
Expected life (years)	6.4	4.3	6.0	5.6

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretative guidance in applying the provisions of SFAS 123R. In April 2005, the SEC adopted a rule that amended the compliance date of SFAS 123R whereby the Company is required to adopt no later than the first quarter of 2006. The Company expects to adopt the new requirements in the first quarter of 2006 using the modified prospective method available under SFAS 123R. As disclosed above, the Company would have recorded approximately $16.2 million and $32.3 million of after-tax expense if the provisions of SFAS 123R were applied to the second quarter and first six months of 2005, respectively. Based on the remaining vesting for stock options outstanding, as well as the Company’s expected future option grants, the Company expects the full year 2006 compensation expense primarily related to stock options to be approximately $40 million to $50 million on an after-tax basis upon adoption of SFAS 123R, excluding the impact of the proposed acquisition of Accredo.

4. EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation for all periods presented (amounts in millions):

	Quarters Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Weighted average shares outstanding	278.0	271.4	276.6	271.1
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	5.8	3.2	5.3	3.0

Weighted average shares outstanding assuming dilution	283.8	274.6	281.9	274.1

For the quarter ended June 25, 2005, there were no outstanding options to purchase Medco stock where the exercise price of the options exceeded the average stock price, which is calculated as the average of the NYSE price for each trading day in the fiscal period. For the six months ended June 25, 2005, there were outstanding options to purchase 0.1 million shares of Medco stock where the exercise price of the options exceeded the average stock price. For the quarter and six months ended June 26, 2004, there were outstanding options to purchase 0.8 million shares and 1.4 million shares, respectively, of Medco stock where the exercise price of the options exceeded the average stock price. Accordingly, these options are excluded from the diluted EPS calculation.

5. INTANGIBLE ASSETS, NET

Intangible assets, principally comprised of the recorded value of Medco’s client relationships at the time of the acquisition of the Company by Merck & Co., Inc. (“Merck”) in 1993, are as follows ($ in millions):

	June 25, 2005	December 25, 2004
Cost	$3,172.2	$3,172.2
Less accumulated amortization	(1,121.6)	(1,031.6)

Intangible assets, net	$2,050.6	$2,140.6

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

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company and its subsidiaries have various plans covering substantially all of its employees. The Company uses its fiscal year-end date as the measurement date for the majority of its plans. The majority of the net cost for the Company’s pension plans consisted of the following components:

Medco Health Solutions Cash Balance Retirement Plan ($ in millions):

	Quarters Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Service cost	$4.0	$3.9	$8.1	$7.8
Interest cost	1.5	1.5	3.0	3.0
Expected return on plan assets	(2.0)	(1.9)	(4.0)	(3.8)
Net amortization of actuarial losses	0.1	0.2	0.1	0.4

Net pension cost	$3.6	$3.7	$7.2	$7.4

The Company maintains an unfunded postretirement healthcare benefit plan for its employees. The net cost of these postretirement benefits, consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Service cost	$0.3	$0.5	$0.9	$1.0
Interest cost	0.3	0.5	0.8	1.0
Amortization of prior service costs	(1.0)	(1.1)	(2.1)	(2.2)
Net amortization of actuarial losses	0.3	0.6	0.9	1.2

Net postretirement benefit cost	$(0.1)	$0.5	$0.5	$1.0

The Company amended the postretirement health benefit plan in 2003, which reduced benefit obligations, the effect of which is reflected in the amortization of prior service costs component of the net postretirement benefit cost.

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

7. RESTRUCTURING COSTS

The Company made decisions in 2003 to streamline its dispensing pharmacy and call center pharmacy operations, including the closure of some sites and the rebalancing of other facilities, and also to reduce resources in some of its corporate functions. These decisions resulted in additional period expense recorded in the unaudited interim condensed consolidated statements of income of $6.2 million and $19.2 million in the quarter and six months ended June 26, 2004, respectively. This expense was comprised mainly of non-cash expenses representing a reduction in estimated depreciable asset useful lives to complete the depreciation by the date of the facility closure, and was primarily recorded in cost of product net revenues. The restructuring activities and associated severance cash payments have substantially been completed.

8. COMMITMENTS AND CONTINGENCIES

Government Proceedings and Requests for Information. In September 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint-in-intervention in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of the federal False Claims Act and asserting other legal claims. The complaint-in-intervention was filed with respect to two pending qui tam, or whistleblower, complaints originally filed in February 2000 under the federal False Claims Act and similar state laws. Additional legal claims were added in an Amended Complaint in December 2003, including a count alleging a violation of the Public Contracts Anti-Kickback Act. Discovery is proceeding in this case.

In June 2004, the Company received notification from the U.S. Attorney’s Office for the Eastern District of Pennsylvania that the U.S. District Court for the Eastern District of Pennsylvania had granted a motion filed at the Company’s request allowing the Company to publicly disclose the existence of a separate qui tam action in which the Company is named as one of various defendants (the “Complaint”). The U.S. Attorney’s Office has informed Medco that the Complaint alleges violations of the False Claims Act, that the Company and other defendants inflated manufacturers’ “best price” to Medicare and Medicaid, and that the Company and other defendants offered and paid kickbacks to third parties to induce the placement on formularies and promotion of certain drugs. In January 2005, Medco received a subpoena from the Department of Health and Human Services Office of Inspector General requesting documents that relate to this Complaint.

In January 2005, the Company received a letter from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information and representations regarding Medco’s Medicare coordination of benefits recovery program. The Company and the U.S. Attorney’s Office are in discussions regarding the request.

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (“STRS”), a former client, filed a complaint against Merck and the Company in the Ohio Court of Common Pleas, alleging, among other things, violations of the contract between the STRS and Medco and other state law claims

On April 13, 2005, the Company received a request for information from the Attorney General of the State of Texas in connection with the Attorney General’s investigation of whether PBMs are enforcing or relying on certain plan limitations to reject, deny or reduce payment on requests for Medicaid reimbursement made to PBMs by or on behalf of a state Medicaid agency.

The Company continues to believe that its business practices comply in all material respects with applicable laws and regulations and it will continue to vigorously defend itself in these actions.

ERISA and Similar Litigation. In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck and the Company. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA (the Employee Retirement Income Security Act of 1974) and that the Company has breached fiduciary obligations under ERISA in a variety of ways. After the Gruer case was filed, a number of other cases were filed in the same court asserting similar claims. In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis for $42.5 million, and agreed to certain business practice changes, to avoid the significant cost and distraction of protracted litigation. The release of claims under the settlement applies to plans for which the Company has administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval. It does not involve the release of any potential antitrust claims. The plaintiff in one of the cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al. has elected to opt out of the settlement. In May 2004, the district court granted final approval to the settlement. The settlement becomes final only after all appeals have been exhausted. Two appeals are pending.

Similar ERISA-based complaints against the Company and Merck were filed in eight additional actions by ERISA plan participants, purportedly on behalf of their plans, and, in some of the actions, similarly situated self-funded plans. The ERISA plans themselves, which were not parties to these lawsuits, have elected to participate in the settlement discussed above and, accordingly, seven of these actions have been dismissed. The plaintiff in another action, Betty Jo

Jones v. Merck-Medco Managed Care, L.L.C., et al., has filed a Second Amended Complaint, in which she seeks to represent a class of all participants and beneficiaries of ERISA plans that required such participants to pay a percentage co-payment on prescription drugs. The effect of the release under the settlement discussed above on the Jones action has not yet been litigated. In addition to these cases, a proposed class action complaint against Merck and the Company has been filed by trustees of another benefit plan, the United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust, in the U.S. District Court for the Northern District of California. This plan has elected to opt out of the settlement. The United Food action has been transferred and consolidated in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation.

In April 2003, a lawsuit captioned Peabody Energy Corporation v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Missouri. The complaint, filed by one of the Company’s former clients, relies on allegations similar to those in the ERISA cases discussed above, in addition to allegations relating specifically to Peabody, which has elected to opt out of the settlement described above. In December 2003, Peabody filed a similar action against Merck in the U.S. District Court for the Eastern District of Missouri. Both of these actions have been transferred to the U.S. District Court for the Southern District of New York to be consolidated with the ERISA cases pending against Merck and the Company in that court.

In March 2003, a lawsuit captioned American Federation of State, County and Municipal Employees (AFSCME) v. AdvancePCS et al. based on allegations similar to those in the ERISA cases discussed above, was filed against the Company and other major PBMs in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The plaintiff, which purports to sue on behalf of itself, California non-ERISA health plans, and all individual participants in such plans, seeks injunctive relief and disgorgement of revenues that were allegedly improperly received by the Company. In March 2005, the court in the AFSCME case dismissed that action with prejudice. That ruling is being appealed.

In June 2002, a lawsuit captioned Miles v. Merck-Medco Managed Care, L.L.C., based on allegations similar to those in the ERISA cases discussed above, was filed against Merck and the Company in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The Miles case was removed to the U.S. District Court for the Southern District of California and was later transferred to the U.S. District Court for the Southern District of New York and consolidated with the ERISA cases pending against Merck and the Company in that court.

In October 2002, the Company filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting the Company’s right to retain certain cost savings in accordance with the Company’s written agreement with the West Virginia Public Employees Insurance Agency, or PEIA. In November 2002, the State of West Virginia and PEIA filed a separate lawsuit against Merck and the Company in the same court. This action was premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, conspiracy, tortious interference, unjust enrichment, accounting, fraud and breach of contract. PEIA later filed a counter claim in the declaratory judgment action and the State of West Virginia, which was joined as a party, filed a third-party complaint against the Company and Merck. This case continues with a variety of motions and rulings by the court, including dismissal of some of PEIA’s and the State’s claims. The litigation is progressing with fact discovery.

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

Antitrust Litigation. In August, 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck and the Company. The plaintiffs, who seek to represent a national class of retail pharmacies that have contracted with the Company, allege that the Company has conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief.

In October, 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Northern District of Alabama against Merck and the Company. In their Second Amended Complaint, the plaintiffs allege that Merck and the Company have engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed, and have conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through such concerted action, Merck and the Company have engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief.

In January 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that have contracted with the Company and that have indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company has failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck had failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the Amended Complaint filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed above. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company have been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits, and injunctive relief. In an Amended Complaint, the plaintiff further alleges, among other things, that the Company acts as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition.

The Company denies all allegations of wrongdoing and intends to vigorously defend these cases.

Contract Litigation. In June 2004, the Company’s former client, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), filed an action in the Superior Court of New Jersey, Bergen County, alleging, among other things, that the Company breached its contract with Horizon in various respects, breached the implied covenant of good faith and fair dealing, and was unjustly enriched. The Company has denied Horizon’s allegations and is vigorously defending itself in this action. The Company has filed counterclaims against Horizon.

In February 2005, a lawsuit captioned CAM Enterprises, Inc. v. Merck & Co., Inc. and Medco Health Solutions, Inc., et al. was filed in the Circuit Court of Jefferson County, Alabama. The plaintiff, which seeks to represent a national class of independent retail pharmacies that have contracted with the Company under a formula that included the Average Wholesale Price (“AWP”) as a method of reimbursement, alleges, among other things, that the Company has refused to reimburse the plaintiff using the correct AWP and has deceptively misled the plaintiff regarding the nature of the Company’s AWP reimbursement methodology for brand-name prescriptions. The plaintiff asserts claims for misrepresentation/suppression, breach of contract, unjust enrichment, and conspiracy. The plaintiff seeks compensatory damages, punitive damages, imposition of a constructive trust, and injunctive relief.

The Company denies all allegations of wrongdoing and intends to vigorously defend these cases.

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

In 2003, the State of Maine enacted a statute entitled the Unfair Prescription Drug Practices Act (the “MUPDPA”), which imposed fiduciary obligations upon pharmacy benefit managers. In September 2003, the PBM trade association, Pharmaceutical Care Management Association (“PCMA”), of which the Company is a member, filed an action in the U.S. District Court for the District of Maine, challenging the validity of the MUPDPA on various grounds. In April, 2005, the district court granted summary judgment in favor of the Maine Attorney General ruling, among other things, that ERISA did not pre-empt the MUPDPA, and allowing the law to take effect. PCMA has appealed the ruling to the United States Court of Appeals for the First Circuit. If the judgment is upheld, it could have an adverse effect on the Company’s ability to conduct its business on commercially reasonable terms in Maine.

Accredo has been named in a stockholders’ derivative lawsuit asserting claims for breach of fiduciary duties. The derivative plaintiffs in the stockholders’ derivative lawsuit have filed a motion to add the Company as a defendant and enjoin consummation of the proposed merger with Accredo. The Company believes that the allegations sought to be asserted against it are without merit and intends to vigorously contest the action in the event the leave to amend is granted.

The Company is also involved in various claims and legal proceedings of a nature considered normal to the Company’s business, principally employment and commercial matters.

The various lawsuits described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry, including the PBM industry and its practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in various state and federal government branches, and investigations and public statements by government officials. These factors contribute to the uncertainty regarding the possible course and outcome of the proceedings discussed above. An adverse outcome in any one of the lawsuits described above could result in material fines and damages; changes to the Company’s business practices (except in those proceedings where non-monetary issues have been settled); loss of (or litigation with) clients; and other penalties. Moreover, an adverse outcome in any one of these lawsuits could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results. The Company is vigorously defending each of the lawsuits described above, except that it has proposed to settle, or has settled, some of them as described above.

Although the range of loss for many of the unresolved matters above is not subject to reasonable estimation and it is not feasible to predict or determine the final outcome of any of the above proceedings with certainty, the Company’s management does not believe that they will result in a material adverse effect on the Company’s financial position or liquidity, either individually or in the aggregate. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially adversely affected by the ultimate resolutions of one or more of these matters, or changes in the Company’s assumptions or its strategies related to these proceedings. The Company believes that most of the claims made in these legal proceedings and government investigations would not likely be covered by insurance.

As of June 25, 2005, the Company had a contractual obligation to purchase $5.9 million of inventory in 2005 from a pharmaceutical manufacturer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	Competition in the pharmacy benefit manager (“PBM”) industry and in the healthcare industry generally;

•	Our ability to obtain new clients and the possible termination of, or unfavorable modification to, contracts with key clients;

•	The effect on our business and competitive position of recent Medicare Part D legislation, which could have the effect of reducing the total market for PBM services;

•	Governmental investigations and governmental and qui tam actions filed against us;

•	Possible regulatory changes affecting pricing, rebates, discounts or other practices of pharmaceutical manufacturers;

•	Risks associated with our proposed acquisition of Accredo Health, Incorporated (“Accredo”);

•	The effect on our business and competitive position of our managed care agreement with Merck & Co., Inc. (“Merck”);

•	Risks associated with our indebtedness and debt service obligations;

•	Pressure on discounts and rebates from pharmaceutical manufacturers and margins in the PBM industry;

•	Liability and other claims asserted against us;

•	Developments in the healthcare industry, including the effect of increases in overall healthcare costs, changes in drug utilization and cost patterns and the introduction of new brand-name and/or generic drugs;

•	New or existing governmental regulations or legislation and changes in, or the failure to comply with, governmental regulations or legislation;

•	The possibility of a material non-cash charge to income if our recorded intangible assets are impaired or require accelerated amortization from a change in the remaining useful life; and

•	General economic and business conditions.

The foregoing list of factors is not exhaustive. You should carefully consider these factors and the other uncertainties and potential events described in the Risk Factors section of our Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission (“SEC”).

Overview

We are one of the nation’s largest PBMs, and we provide sophisticated programs and services for our clients and the members of their pharmacy benefit plans, as well as for the physicians and pharmacies the members use. Our programs and services help our clients control the cost and enhance the quality of the prescription drug benefits they offer to their members. We accomplish this by providing pharmacy benefit management services through our national networks of retail pharmacies and our own mail order pharmacies. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. We have been an independent, publicly traded enterprise since we were spun off by Merck on August 19, 2003 (the “spin-off”). From November 18, 1993 until the spin-off, we were a wholly-owned subsidiary of Merck.

We operate in a competitive market as clients seek to control the growth in the cost of providing prescription drug benefits to their members. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name drugs and increases in the number of prescriptions utilized, including the introduction of new products from brand-name pharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention throughout the United States as they contribute to the rise in the national cost of healthcare. Our business model is designed to reduce this rate of drug trend for our clients.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients are paramount to our success; the retention of these clients and winning new clients poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will also hinge on our ability to continue to provide innovative and competitive services to our clients, including our active participation in the Medicare Part D benefit, and continued expansion in the field of specialty pharmacy.

On February 23, 2005, we announced a definitive agreement to acquire Accredo, subject to the approval of Accredo stockholders. The transaction is expected to close on August 18, 2005, subject to Accredo shareholder approval. For further information regarding the proposed Accredo transaction, please refer to our Form S-4/A filed with the SEC on July 8, 2005.

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

Financial Performance Summary for the Quarters and Six Months Ended June 25, 2005 and June 26, 2004

Our net income increased 7.9% to $137 million in the second quarter of 2005 and by 16.4% to $269 million in the six months of 2005 from the same periods in the prior year. Diluted earnings per share increased 4.3% to $0.48 in the second quarter of 2005 and by 13.1% to $0.95 for the six months of 2005. These increases are largely the result of higher generic dispensing rates, cost efficiencies and improved overall margins. The diluted weighted average shares outstanding were 283.8 million and 281.9 million for the second quarter and six months of 2005, respectively, and 274.6 million and 274.1 million for the second quarter and six months of 2004, respectively.

Net revenues increased to $8,999 million or 1.8% for the second quarter of 2005 and were $17,742 million for the six months, consistent with the prior year. The net revenue trend reflects higher prices charged by pharmaceutical manufacturers and higher retail volumes, including the effect of new client installations, partially offset by higher generic dispensing rates and lower mail-order volumes reflecting the loss of a mail order only client on December 31, 2004. The higher generic dispensing rates, which contribute to lower costs for clients and their members, resulted in a reduction of approximately $530 million in net revenues in the second quarter of 2005 and $1,065 million in the six months of 2005. Total prescription volume, adjusted for the difference in days supply between mail and retail, increased by 2.4% to 173.5 million for the second quarter of 2005 and by 1.2% to 346.0 million for the six months of 2005 as a result of the higher retail volumes. The mail order penetration on an adjusted basis declined to 36.1% for the second quarter of 2005 and to 36.2% for the six months of 2005, compared to 39.0% for the second quarter of 2004 and 37.9% for the six months of 2004 as a result of the loss of the aforementioned mail order only client.

Our generic dispensing rate increased to 51.0% in the second quarter of 2005 and 50.8% in the six months of 2005 compared to 45.5% in the second quarter of 2004 and 45.2% in the six months of 2004. Brand-name pharmaceutical rebates were consistent for the second quarter of 2005 and increased for the six months of 2005 reflecting improved formulary management, increased patient compliance, and favorable pharmaceutical manufacturer rebate contract revisions. The increased generic dispensing rate and improved formulary management reduced the net prices we charged to our customers in the form of steeper price discounts and higher rebate sharing with our clients. The percentage of rebates shared with clients increased to approximately 72% in the second quarter of 2005 and 71% in the six months of 2005, compared to approximately 54% in the second quarter of 2004 and 53% in the six months of 2004. These percentage increases primarily relate to a higher representation of clients participating in transparent pricing arrangements whereby a greater portion of rebates are shared in exchange for other elements of pricing, including higher claims processing administrative fees. Additionally, the second quarter and six months of 2005 reflect improved service margin as compared with 2004, as a result of increased client and other revenues, partially offset by lower manufacturer revenues from the termination of a manufacturer-sponsored patient assistance program which yielded only marginal profitability.

Our total cost of revenues increased by 1.6% for the second quarter of 2005 and decreased by 0.3% for the six months of 2005 consistent with the net revenues trend. The product gross margin percentage was 4.4% for the second quarter of 2005 and 2004, and increased slightly for the six months of 2005 to 4.4% from 4.3% for the six months of 2004. The increase in overall gross margin to 5.1% in the second quarter and six months of 2005 from 4.8% in the second quarter and six months of 2004 was driven by higher service margin. Additionally, our total cost of revenues for the second quarter and six months of 2004 include $6 million and $18 million, respectively, primarily for accelerated depreciation from facility closures in 2004. Our gross margin improvement contributed $28 million to our pretax earnings growth for the second quarter of 2005 and $55 million for the six months of 2005.

Selling, general and administrative expenses for the second quarter of 2005 increased $19 million compared to the second quarter of 2004, which reflects the favorable closure of an operating tax exposure of $16 million recorded in 2004 as a one-time item. Selling, general and administrative expenses increased $15 million compared to the six months of 2004, which includes the aforementioned operating tax item of $16 million, increases of $16 million associated with employee-related expenses, $4 million for additional specialty pharmacy resources and $4 million in increased legal fees. These were partially offset by the effect of decreased litigation expenses of $21 million related to the multistate taskforce of attorneys general settlement charge recorded in 2004 and other reduced expenses of $4 million.

Interest and other (income) expense, net, decreased $7 million for the second quarter of 2005 and $19 million for the six months of 2005 from the same periods in 2004. The variance for the quarter and six months reflects higher interest income on higher average daily cash balances resulting from positive operating cash flows and higher interest rates. The six months of 2005 also reflects lower interest expense primarily from a $5.5 million write-off in the first quarter of 2004 of previously deferred debt acquisition costs as the senior secured term loans were refinanced in March 2004.

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

Cost of revenues is comprised primarily of cost of product net revenues and is principally attributable to the dispensing of prescription drugs. Cost of product net revenues for prescriptions dispensed through our network of retail pharmacies includes the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks. Our cost of product net revenues relating to drugs dispensed by our mail order pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. The operating costs of our call center pharmacies are also included in cost of product net revenues. In addition, cost of product net revenues includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, and costs associated with member communication materials.

Selling, general and administrative expenses reflect the costs of operations focused on generating new sales, maintaining existing client relationships, managing clinical programs, enhancing technology capabilities, directing pharmacy operations, finance, legal and other staff activities.

Interest and other (income) expense, net, primarily includes interest expense on our senior notes, senior secured term loan facility, revolving credit facility and accounts receivable financing facility, net of interest rate swap agreements on $200 million of the senior notes, partially offset by interest income generated by overnight deposits and short-term investments in marketable securities.

Consolidated Balance Sheets. Our key assets include cash and short-term investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the positive cash flows from our operations. Accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. The accounts receivable balances also represent amounts due from clients for prescriptions dispensed from retail pharmacies in our networks or from our mail order pharmacies, including fees due to us, net of any rebate liabilities or payments due to clients under guarantees. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Inventories reflect the cost of prescription products held for dispensing by our mail order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Fixed assets include investments in our corporate headquarters, mail order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses and client rebate pass-back liabilities. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck.

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

Our stockholders’ equity includes an offset for net unearned compensation, representing the market value at the time of grant of restricted stock units granted to our employees and directors less the amount of compensation expense amortized over the associated vesting period.

Consolidated Statements of Cash Flows. An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. We pay for our mail order prescription drug inventory in accordance with payment terms offered by our suppliers in order to take advantage of discounts. Effective mail order inventory management generates further positive cash flows. Earned brand-name pharmaceutical manufacturers’ rebates are recorded monthly based upon prescription dispensing, with actual bills rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the brand-name pharmaceutical manufacturers, although some clients may receive more accelerated rebate payments in exchange for other elements of pricing in their contracts.

Our cash primarily includes demand deposits with banks or other financial institutions. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.

Ongoing cash outflows are associated with expenditures to support our mail order and retail pharmacy network operations, call center pharmacies and other selling, general and administrative functions. The largest components of these expenditures include mail order inventory purchases primarily from a wholesaler, payments to retail pharmacies, rebate and guarantee payments to clients, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes.

Client-Related Information

Revenues from UnitedHealth Group (“UHG”), which is currently our largest client, amounted to approximately $2,100 million and $4,200 million, or 23% of our net revenues, in the second quarter and six months of 2005, respectively, and approximately $1,600 million and $3,200 million, or 18% of our net revenues, in the second quarter and six months of 2004, respectively. The increase reflects the inclusion of Oxford Health Plans, Inc., which was a pre-existing Medco client and was acquired by UHG in 2004, under the UHG contract effective January 2005. None of our other clients individually represented more than 10% of our net revenues in the second quarter or six months of 2005 or 2004.

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

Results of Operations

The following table presents selected comparative results of operations and volume performance ($ in millions):

	Quarter Ended June 25, 2005	Increase (Decrease)		Quarter Ended June 26, 2004	Six Months Ended June 25, 2005	Increase (Decrease)		Six Months Ended June 26, 2004
Net Revenues
Retail product(1)	$5,728.7	$315.2	5.8%	$5,413.5	$11,259.4	$227.1	2.1%	$11,032.3
Mail order product	3,178.0	(168.7)	(5.0%)	3,346.7	6,303.2	(250.7)	(3.8%)	6,553.9

Total product(1)	$8,906.7	$146.5	1.7%	$8,760.2	$17,562.6	$(23.6)	(0.1%)	$17,586.2

Client and other service revenues	$53.9	$24.4	82.7%	$29.5	$102.9	$37.9	58.3%	$65.0
Manufacturer service revenues	38.1	(8.4)	(18.1%)	46.5	76.5	(14.4)	(15.8%)	90.9

Total service	$92.0	$16.0	21.1%	$76.0	$179.4	$23.5	15.1%	$155.9

Total net revenues(1)	$8,998.7	$162.5	1.8%	$8,836.2	$17,742.0	$(0.1)	—	$17,742.1

Cost of Revenues
Product(1)	$8,518.9	$141.3	1.7%	$8,377.6	$16,789.6	$(40.7)	(0.2%)	$16,830.3
Service	24.5	(6.4)	(20.7%)	30.9	49.5	(14.0)	(22.0%)	63.5

Total cost of revenues(1)	$8,543.4	$134.9	1.6%	$8,408.5	$16,839.1	$(54.7)	(0.3%)	$16,893.8

Gross Margin(2)
Product	$387.8	$5.2	1.4%	$382.6	$773.0	$17.1	2.3%	$755.9
Product gross margin percentage	4.4%	—		4.4%	4.4%	0.1%		4.3%
Service	$67.5	$22.4	49.7%	$45.1	$129.9	$37.5	40.6%	$92.4
Service gross margin percentage	73.4%	14.1%		59.3%	72.4%	13.1%		59.3%
Total gross margin	$455.3	$27.6	6.5%	$427.7	$902.9	$54.6	6.4%	$848.3
Gross margin percentage	5.1%	0.3%		4.8%	5.1%	0.3%		4.8%

Volume Information
Retail	110.8	7.4	7.2%	103.4	220.9	8.6	4.1%	212.3
Mail order	20.9	(1.1)	(5.0%)	22.0	41.7	(1.5)	(3.5%)	43.2

Total volume	131.7	6.3	5.0%	125.4	262.6	7.1	2.8%	255.5

Adjusted prescriptions(3)	173.5	4.1	2.4%	169.4	346.0	4.1	1.2%	341.9

Adjusted mail order penetration(4)	36.1%	(2.9%)		39.0%	36.2%	(1.7%)		37.9%

Generic dispensing rate	51.0%	5.5%		45.5%	50.8%	5.6%		45.2%

Notes

(1)	Includes retail co-payments of $1,796 million and $1,694 million for the second quarter of 2005 and 2004, and $3,632 and $3,490 for the six months of 2005 and 2004.

(2)	Defined as net revenues minus cost of revenues.
(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.
(4)	The percentage of adjusted mail order prescriptions to total adjusted prescriptions.

Net Revenues. The $315 million increase in retail net revenues in the second quarter of 2005 was attributable to volume increases of $386 million, partially offset by net price decreases of $71 million. The $227 million increase in retail net revenues in the six months of 2005 was attributable to volume increases of $446 million, partially offset by net price decreases of $219 million. Retail volume increased 7.2% for the second quarter of 2005 and reflects an increase of 12.5% resulting from new clients and increased utilization, partially offset by a decline of 5.3% from client terminations. For the six months of 2005, retail volume increased 4.1% and reflects an increase of 10.3% resulting from new clients and increased utilization, partially offset by a decline of 6.2% from client terminations. The net price decreases of $71 million for the second quarter of 2005 and $219 million for the six months of 2005 reflect decreases of approximately $365 million and $765 million, respectively, from a greater representation of lower-cost generic drugs, which are more steeply discounted for our clients than brand-name drugs. Also included in the net price decreases are higher levels of rebate sharing with clients, further discussed in the gross margin section, partially offset by higher prices charged by pharmaceutical manufacturers, including the effect of new and higher-cost brand-name drugs and decreased client performance guarantee costs.

The $169 million decrease in mail order net revenues in the second quarter of 2005 and the $251 million decrease in mail order net revenues in the six months of 2005 were primarily attributable to volume decreases. Mail order volume decreased 5.0% in the second quarter of 2005 and 3.5% for the six months of 2005, reflecting declines of 14.5% and 14.8%, respectively, resulting from client terminations, partially offset by increases of 9.5% and 11.3%, respectively, reflecting higher utilization for clients with plan designs favoring the use of mail order and volumes from new clients. Mail order penetration on an adjusted basis was 36.1% for the second quarter of 2005 and 36.2% for the six months of 2005, below the 39.0% for the second quarter of 2004 and 37.9% for the six months of 2004, driven by the loss of a large mail order only client at the end of 2004. Mail order net revenues also reflect a decrease from a higher representation of generic drugs amounting to $165 million and $300 million for the second quarter and six months of 2005, respectively, which was offset in both periods by higher prices charged by pharmaceutical manufacturers.

Our generic dispensing rate increased to 51.0% in the second quarter of 2005 and to 50.8% in the six months of 2005, compared to 45.5% in the second quarter of 2004 and 45.2% in the six months of 2004. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.

Service revenues increased $16 million in the second quarter of 2005 and $24 million in the six months of 2005, as a result of higher client and other service revenues of $24 million and $38 million, respectively, partially offset by lower manufacturer service revenues of $8 million and $14 million, respectively. The higher client and other service revenues principally reflect higher claims processing administrative fees, resulting from higher fees on a per prescription basis and overall higher retail volumes, as well as client revenues generated from Medco’s clinical programs. The lower manufacturer revenues are driven by the termination of a manufacturer-sponsored patient assistance program at the end of 2004.

Gross Margin. Our client contracts include several pricing variables, such as price discounts for brand-name drugs and generic drugs, separate price discounts for mail order and retail prescriptions, fees for various administrative and clinical services, and terms regarding levels of rebate sharing and other guarantees. Clients have varied requirements regarding the pricing model best suited to their needs, and we negotiate these variables to generate an appropriate aggregate level of gross margin. As an example, certain clients may require a transparent model whereby more rebates are shared in exchange for higher fees or lower price discounts, while others may prefer steeper price discounts in exchange for lower rebates. We experienced year-over-year declines in rebate retention reflecting changes in the pricing composition within our contracts, which also included changes in the other aforementioned pricing components. Gross margin reflects these changes, as well as changes in the generic drug representation in our prescription base.

Our product gross margin percentage was 4.4% in the second quarter of 2005, consistent with the second quarter of 2004, and improved to 4.4% in the six months of 2005 from 4.3% in the six months of 2004. The rate of change in cost of product net revenues was consistent with the rate of change in product net revenues for the second quarter and six months of 2005. The consistent rates reflect higher prescription prices charged by pharmaceutical manufacturers offset by the greater utilization of lower-cost generic products, higher purchasing discounts and operational efficiencies. Additionally, our total cost of revenues reflects $6 million for the second quarter of 2004 and $18 million for the six months of 2004, primarily for additional depreciation and other facility closing costs associated with management decisions in 2003 to realign pharmacy operations. These factors are offset in our gross margin percentage in 2005 by higher levels of rebate sharing with our clients.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $779 million in the second quarter of 2005 and $785 million in the second quarter of 2004, with formulary rebates representing 50.3% and 47.3% of total rebates, respectively. The slight decrease in rebates earned in the second quarter of 2005 reflects decreased brand-name prescription volume partially offset by improved formulary management, increased patient compliance, and favorable pharmaceutical manufacturer rebate contract revisions. Rebates totaled $1,572 million in the six months of 2005 and $1,530 million in the six months of 2004, with formulary rebates representing 50.6% and 48.1% of total rebates, respectively. The increase in rebates earned in the six months of 2005 reflects improved formulary management, increased patient compliance, and favorable pharmaceutical manufacturer rebate contract revisions, partially offset by the decreased brand-name prescription volume. We retained approximately $219 million, or 28.1% of total rebates, in the second quarter of 2005 and approximately $360 million, or 45.9%, in the second quarter of 2004. For the six months, we retained approximately $455 million, or 28.9% of total rebates, in 2005 and approximately $712 million, or 46.6%, in 2004. The declines in retained rebates are primarily related to changes in client rebate sharing terms, including the effect of a terminated client which received steeper price discounts and guarantees in lieu of rebate sharing. The gross margin effect of overall higher rebate sharing levels is mitigated by other elements of pricing including higher claims processing administrative and other client service fees, and higher generic dispensing rates.

The service gross margin percentage improved to 73.4% in the second quarter of 2005 from 59.3% in the second quarter of 2004, and to 72.4% in the six months of 2005 from 59.3% in the six months of 2004. These variances reflect the increases in service revenues of 21.1% for the second quarter of 2005 and 15.1% for the six months of 2005, driven by the aforementioned client revenue increases, partially offset by the termination of the manufacturer-sponsored patient assistance program, and decreases in cost of service revenues of 20.7% for the second quarter of 2005 and 22.0% for the six months of 2005. The decreases in cost of service revenues are primarily related to the aforementioned terminated patient assistance program, which yielded only marginal profitability.

The following table presents additional selected comparative results of operations ($ in millions):

	Quarter Ended June 25, 2005	Increase (Decrease)		Quarter Ended June 26, 2004	Six Months Ended June 25, 2005	Increase (Decrease)		Six Months Ended June 26, 2004
Gross margin	$455.3	$27.6	6.5%	$427.7	$902.9	$54.6	6.4%	$848.3
Selling, general and administrative expenses	175.4	18.6	11.9%	156.8	350.2	14.5	4.3%	335.7
Amortization of intangibles	45.0	—	—	45.0	90.0	—	—	90.0
Interest and other (income) expense, net	6.4	(6.9)	(51.9%)	13.3	16.6	(18.7)	(53.0%)	35.3

Income before provision for income taxes	228.5	15.9	7.5%	212.6	446.1	58.8	15.2%	387.3
Provision for income taxes	91.1	5.8	6.8%	85.3	177.5	21.0	13.4%	156.5

Net income	$137.4	$10.1	7.9%	$127.3	$268.6	$37.8	16.4%	$230.8

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $175 million for the second quarter of 2005 increased from the second quarter of 2004 by $19 million, or 11.9%, which primarily reflects the favorable closure of an operating tax exposure of $16 million recorded in 2004 as a one-time item. Selling, general and administrative expenses for the six months of 2005 amounting to $350 million increased from the six months of 2004 by $15 million, or 4.3%. This increase primarily reflects the aforementioned operating tax item of $16 million, increases of $16 million associated with employee-related expenses, $4 million for additional specialty pharmacy resources and $4 million in increased legal fees. These were partially offset by the effect of decreased litigation expenses of $21 million related to the multistate taskforce of attorneys general settlement charge recorded in 2004 and other reduced expenses of $4 million.

Amortization of Intangibles. Amortization of intangible assets of $45 million for the second quarter of 2005 and $90 million for the six months of 2005 was consistent with 2004 for both periods.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, decreased $7 million for the second quarter of 2005 and $19 million for the six months of 2005 from the same periods in 2004. The variance for the second quarter of 2005 primarily reflects higher interest income. The variance for the six months of 2005 reflects higher interest income of $10 million and reduced interest expense of $9 million. The higher interest income for the second quarter and six months of 2005 reflects higher average daily cash balances resulting from positive operating cash flows and higher interest rates. The balance of cash and short-term investments as of June 25, 2005 was $1,360 million compared to $652 million as of June 26, 2004. The lower interest expense for the six months of 2005 reflects a $5.5 million write-off in the first quarter of 2004 of previously deferred debt acquisition costs as the senior secured term loans were refinanced in March 2004, as well as lower total outstanding debt resulting from debt pay downs. This is partially offset by higher interest rates on the floating rate debt, as well as the write-off in fiscal January 2005 of $0.7 million of deferred debt costs associated with an accelerated term loan pay down of $180 million. Total debt amounted to approximately $976 million as of June 25, 2005 compared to $1,285 million as of June 26, 2004.

The estimated weighted average interest rate on our indebtedness was approximately 5.9% for the second quarter of 2005 and 5.8% for the six months of 2005, compared to 4.4% for the second quarter of 2004 and 4.7% for the six months of 2004, primarily reflecting the effect of increases in the London Interbank Offered Rate (“LIBOR”) on our outstanding debt.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) decreased to 39.9% in the second quarter of 2005 and 39.8% in the six months of 2005, compared with 40.1% in the second quarter of 2004 and 40.4% in the six months of 2004. The reduction for the six months of 2005 results mainly from the completion during the second quarter of 2004 of a post spin-off study of our state tax position for the apportionment of our income based on our business activities and tax strategies. The study included formalization of our state income tax position through rulings from and discussions with taxing authorities in key selected states.

Net Income and Earnings per Share. Net income as a percentage of net revenues was 1.5% in the second quarter and six months of 2005, compared to 1.4% in the second quarter of 2004 and 1.3% in the six months of 2004, as a result of the aforementioned factors.

Basic earnings per share increased 4.3% for the second quarter and 14.1% for the six months of 2005. The weighted average shares outstanding were 278.0 million and 276.6 million for the second quarter and six months of 2005, respectively, and 271.4 million and 271.1 million for the second quarter and six months of 2004, respectively. Diluted earnings per share increased 4.3% for the second quarter and 13.1% for the six months of 2005. The diluted weighted average shares outstanding were 283.8 million and 281.9 million for the second quarter and six months of 2005, respectively, and 274.6 million and 274.1 million for the second quarter and six months of 2004, respectively. The increase in the weighted average shares outstanding and diluted weighted average shares outstanding reflect the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options.

Liquidity and Capital Resources

Cash Flows

The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Six Months Ended June 25, 2005	Increase (Decrease)	Six Months Ended June 26, 2004
Net cash provided by operating activities	$277.3	$208.1	$69.2
Net cash used by investing activities	(50.9)	(5.5)	(45.4)
Net cash used by financing activities	(76.4)	(8.5)	(67.9)

Net increase (decrease) in cash and cash equivalents	$150.0	$194.1	$(44.1)
Cash and cash equivalents at beginning of period	$1,145.5	$507.0	$638.5

Cash and cash equivalents at end of period	$1,295.5	$701.1	$594.4

Operating Activities. The increase in net cash provided by operating activities for the six months of 2005 of $208 million primarily reflects a $244 million increase in cash flows from accounts receivable, net, principally resulting from improved collections of rebates receivable from brand-name pharmaceutical manufacturers. Also contributing to the increase were higher retail pharmacy accounts payable due to higher retail volumes in 2005 compared to 2004. These increases were partially offset by a decrease in cash flows from inventories, net, primarily due to lower inventory levels at the end of the second quarter of 2004 reflecting the timing of brand-name pharmaceutical purchases.

Investing Activities. The increase in net cash used by investing activities for the six months of 2005 of $6 million primarily results from increased capital expenditures. Capital expenditures of $52 million for the six months of 2005 primarily include capitalized software development for client-related programs and strategic initiatives, and investments in our business recovery systems. We do not expect our 2005 capital expenditures to exceed $130 million, excluding the effect of our proposed acquisition of Accredo.

Financing Activities. The increase in net cash used by financing activities for the six months of 2005 of $9 million primarily results from higher debt pay downs of $120 million, largely offset by an increase in proceeds from stock issued under employee stock plans of $108 million. Net cash used by financing activities for the six months of 2004 reflects the refinancing of the senior secured term loans, which included a debt pay down of $100 million.

The estimated weighted average interest rate on our indebtedness was approximately 5.9% and 5.8% for the second quarter and six months of 2005, respectively, and 4.4% and 4.7% for the second quarter and six months of 2004, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in the LIBOR used under our credit facilities and swap agreements.

Total cash and short-term investments as of June 25, 2005 were $1,360 million, including $1,296 million in cash and cash equivalents. Total cash and short-term investments as of December 25, 2004 were $1,211 million, including $1,146 million in cash and cash equivalents. The increase of $149 million in cash and short-term investments for the six months of 2005 reflects an increase due to positive cash flows from operations.

Our senior secured credit facility, senior notes and accounts receivable financing facility contain covenants, including, among other items, limitations on capital expenditures, minimum fixed charges, maximum leverage ratios, as well as restrictions on additional indebtedness, dividends, and asset sales and liens.

We believe that our 2005 cash flows will continue to be positive and adequate to fund our ongoing operations, debt service requirements and capital investments.

Proposed Acquisition of Accredo

Total consideration for our proposed acquisition of Accredo is approximately $2.5 billion in cash and Medco common stock. Accredo had approximately $0.3 billion of debt on its balance sheet as of March 31, 2005. Under terms of the agreement, each Accredo share outstanding will be exchanged for $22.00 in cash and 0.49107 shares of our common stock, subject to adjustment based on the value of the common stock in certain situations as provided in the agreement and plan of merger. We expect to fund the cash portion of the consideration through a combination of cash on hand, additional bank borrowings and our accounts receivable financing facility. The transaction is expected to close on August 18, 2005, subject to Accredo shareholder approval. For further information regarding the proposed Accredo transaction and related expected refinancing, please refer to our Form S-4/A filed with the SEC on July 8, 2005.

EBITDA

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our unaudited interim condensed consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.

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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended			Six Months Ended
	June 25, 2005	June 26, 2004		June 25, 2005	June 26, 2004
Net income	$137.4	$127.3		$268.6	$230.8
Add (deduct):
Interest and other (income) expense, net(1)	6.4	13.3		16.6	35.3
Provision for income taxes	91.1	85.3		177.5	156.5
Depreciation expense	39.6	49.6	(2)	80.8	111.8	(2)
Amortization expense	45.0	45.0		90.0	90.0

EBITDA	$319.5	$320.5		$633.5	$624.4

Adjusted prescriptions(3)	173.5	169.4		346.0	341.9

EBITDA per adjusted prescription	$1.84	$1.89		$1.83	$1.83

Notes

(1)	Includes a one-time write-off of deferred debt issuance costs amounting to $5.5 million in the first quarter of 2004 associated with the debt refinancing and $0.7 million in the first quarter of 2005 associated with accelerated term loan payments.
(2)	Includes $5.7 million for the second quarter, and $21.0 million for the six months, of accelerated depreciation from depreciation associated with facility closures in 2004.
(3)	Estimated adjusted prescription volume equals mail order prescriptions multiplied by 3, plus retail prescriptions. The mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA per adjusted prescription decreased $0.05 or 2.6% to $1.84 in the second quarter of 2005 compared with $1.89 in the second quarter of 2004. For the six months, EBITDA per adjusted prescription of $1.83 was consistent with 2004. Net income for the second quarter of 2005 exceeded the second quarter of 2004 by 7.9%, and net income for the six months of 2005 exceeded the six months of 2004 by 16.4%. The EBITDA per adjusted prescription trend for the second quarter and six months of 2005 compared to the related net income growth rates primarily reflect the aforementioned reduced mail order penetration, as well as the decreased net interest expense and accelerated depreciation recorded in 2004.

Contractual Obligations

We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting devices and other operating equipment for use in our mail order pharmacies and computer equipment for use in our data center.

The following table presents our contractual obligations as of June 25, 2005, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
Long-term debt obligations, including current portion(1)	$980.0	$60.0	$140.0	$280.0	$500.0
Interest expense on long-term debt obligations(2)	346.3	34.0	103.9	77.0	131.4
Operating lease obligations	90.8	15.1	43.7	18.8	13.2
Purchase obligation(3)	5.9	5.9	—	—	—

Total	$1,423.0	$115.0	$287.6	$375.8	$644.6

Notes

(1)	Long-term debt obligations exclude the $3.5 million unamortized discount on the senior notes and a fair value adjustment of $0.3 million associated with the interest rate swap agreements on $200 million of the senior notes.

(2)	The variable component of interest expense for the term loan facility is based on second quarter 2005 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.
(3)	Represents a contractual commitment to purchase inventory from a pharmaceutical manufacturer.

The contractual obligations table above excludes the impact of the proposed acquisition of Accredo.

As of June 25, 2005, we had letters of credit outstanding of approximately $92.7 million, the majority of which were issued under our senior secured revolving credit facility.

Pending Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretative guidance in applying the provisions of SFAS 123R. In April 2005, the SEC adopted a rule that amended the compliance date of SFAS 123R whereby we are required to adopt no later than the first quarter of 2006. We expect to adopt the new requirements in the first quarter of 2006 using the modified prospective method available under SFAS 123R. As disclosed in Note 3, “Stock-Based Compensation,” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we would have recorded approximately $16.2 million and $32.3 million of after-tax expense if the provisions of SFAS 123R were applied to the second quarter and first six months of 2005, respectively. Based on the remaining vesting for stock options outstanding, as well as our expected future option grants, we expect our full year 2006 compensation expense primarily related to stock options to be approximately $40 million to $50 million on an after-tax basis upon adoption of SFAS 123R, excluding the impact of the proposed acquisition of Accredo.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt with our term loan credit facilities and investments in marketable securities that are subject to interest rate volatility. In addition, we have interest rate swap agreements on $200 million of our senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances outstanding and interest rate swap agreements as of June 25, 2005, which are subject to variable interest rates based on the LIBOR, would yield a change of approximately $1.7 million in annual interest expense. There are no current plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of certain legal proceedings to which the Company is a party is contained in Note 8 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Such description includes the following recent development:

Accredo has been named in a stockholders’ derivative lawsuit asserting claims for breach of fiduciary duties. The derivative plaintiffs in the stockholders’ derivative lawsuit have filed a motion to add the Company as a defendant and enjoin consummation of the proposed merger with Accredo. The Company believes that the allegations sought to be asserted against it are without merit and intends to vigorously contest the action in the event the leave to amend is granted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 31, 2005. At the meeting, our shareholders voted on the following five proposals and cast their votes as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	For	Withhold
John L. Cassis	218,256,595	21,515,468
Michael Goldstein	224,187,618	15,584,445
Blenda J. Wilson	236,155,177	3,616,886

Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005:

For	Against	Abstain	Broker Non-votes
235,351,720	2,808,408	1,611,925	0

Proposal 3: To approve the Company’s 2002 Stock Incentive Plan, as amended:

For	Against	Abstain	Broker Non-votes
152,978,919	37,904,878	2,328,433	46,559,833

Proposal 4: To approve the Company’s 2003 Employee Stock Purchase Plan, as amended:

For	Against	Abstain	Broker Non-votes
185,403,891	5,690,333	2,123,304	46,554,535

Proposal 5: To approve the Company’s Executive Incentive Compensation Plan:

For	Against	Abstain	Broker Non-votes
227,419,324	9,835,652	2,517,087	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Number	Description	Method of Filing
10.1	Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended May 15, 2003, with Addendum	Filed with this document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.

Date: July 29, 2005	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman, President and
Chief Executive Officer

Date: July 29, 2005	By:	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and
Chief Financial Officer

Index to Exhibits

Number	Description
10.1	Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended May 15, 2003, with Addendum

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002