Form 10-Q
period 2005-09-24
MEDCO HEALTH SOLUTIONS INC
filed 2005-11-03
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of the close of business on October 31, 2005, the registrant had 307,555,883 shares of common stock, $0.01 par value, outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions, except for share data)

	September 24, 2005	December 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,326.3	$1,145.5
Short-term investments	64.8	65.4
Accounts receivable, net	1,948.1	1,555.4
Inventories, net	1,351.8	1,315.6
Prepaid expenses and other current assets	93.6	66.7
Deferred tax assets	177.5	171.8

Total current assets	4,962.1	4,320.4
Property and equipment, net	661.0	657.8
Goodwill	5,148.0	3,310.2
Intangible assets, net	2,772.7	2,140.6
Other noncurrent assets	75.4	112.5

Total assets	$13,619.2	$10,541.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,490.4	$2,162.1
Accrued expenses and other current liabilities	369.9	382.4
Short-term debt	450.0	—
Current portion of long-term debt	75.5	100.0

Total current liabilities	3,385.8	2,644.5
Long-term debt, net	1,165.9	1,092.9
Deferred tax liabilities	1,265.2	1,030.2
Other noncurrent liabilities	57.2	54.5

Total liabilities	5,874.1	4,822.1

Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued: 308,450,256 shares at September 24, 2005 and 274,436,379 shares at December 25, 2004	3.1	2.7
Accumulated other comprehensive income	—	—
Additional paid-in capital	6,778.3	5,067.0
Unearned compensation	(45.4)	(3.2)
Retained earnings	1,078.2	652.9

	7,814.2	5,719.4
Treasury stock at cost, 1,412,500 shares at September 24, 2005	(69.1)	—

Total stockholders’ equity	7,745.1	5,719.4

Total liabilities and stockholders’ equity	$13,619.2	$10,541.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Product net revenues (Includes retail co-payments of $1,802 and $1,631 in the third quarters of 2005 and 2004, and $5,434 and $5,121 in the nine months of 2005 and 2004)	$9,223.7	$8,615.3	$26,786.3	$26,201.6
Service revenues	101.7	81.3	281.1	237.1

Total net revenues	9,325.4	8,696.6	27,067.4	26,438.7

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,802 and $1,631 in the third quarters of 2005 and 2004, and $5,434 and $5,121 in the nine months of 2005 and 2004)	8,839.5	8,238.7	25,629.2	25,068.9
Cost of service revenues	22.8	32.2	72.3	95.7

Total cost of revenues	8,862.3	8,270.9	25,701.5	25,164.6
Selling, general and administrative expenses	186.4	170.8	536.8	506.6
Amortization of intangibles	48.1	45.0	138.0	134.9
Interest and other (income) expense, net	10.6	12.6	27.1	48.0

Total cost of operations	9,107.4	8,499.3	26,403.4	25,854.1

Income before provision for income taxes	218.0	197.3	664.0	584.6
Provision for income taxes	61.3	79.2	238.7	235.7

Net income	$156.7	$118.1	$425.3	$348.9

Basic earnings per share:
Weighted average shares outstanding	291.0	272.1	281.5	271.4

Earnings per share	$0.54	$0.43	$1.51	$1.29

Diluted earnings per share:
Weighted average shares outstanding	296.5	274.2	286.9	274.2

Earnings per share	$0.53	$0.43	$1.48	$1.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

($ in millions, except for per share data)

(Shares in thousands)

	Shares of Common Stock	Shares of Treasury Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total
Balances at December 25, 2004	274,436	—	$2.7	$—	$5,067.0	$(3.2)	$652.9	$—	$5,719.4

Net income	—	—	—	—	—	—	425.3	—	425.3

Total comprehensive income	—	—	—	—	—	—	425.3	—	425.3
Shares issued in connection with the Accredo acquisition	24,434	—	0.3	—	1,212.7	—	—	—	1,213.0
Medco stock options issued in connection with the Accredo acquisition	—	—	—	—	100.6	—	—	—	100.6
Issuance of common stock for options exercised, including tax benefit	9,405	—	0.1	—	338.7	—	—	—	338.8
Issuance of Medco stock options to employees/directors	—	—	—	—	0.2	(0.2)	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	125	—	—	—	5.0	—	—	—	5.0
Restricted stock unit activity, net	50	—	—	—	54.1	(42.0)	—	—	12.1
Treasury stock acquired	(1,413)	1,413	—	—	—	—	—	(69.1)	(69.1)

Balances at September 24, 2005	307,037	1,413	$3.1	$—	$6,778.3	$(45.4)	$1,078.2	$(69.1)	$7,745.1

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($ in millions)

	Nine Months Ended
	September 24, 2005	September 25, 2004
Cash flows from operating activities:
Net income	$425.3	$348.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121.5	157.5
Amortization of intangibles	138.0	134.9
Deferred income taxes	(85.0)	75.3
Tax benefit on employee stock plans	80.1	5.3
Other	22.5	19.2
Net changes in assets and liabilities (net of acquisition effects):
Accounts receivable	4.6	(197.2)
Inventories	132.1	9.3
Prepaid expenses and other current assets	(21.0)	15.3
Other noncurrent assets	40.4	(16.1)
Current liabilities	43.0	(44.7)
Other noncurrent liabilities	—	2.1

Net cash provided by operating activities	901.5	509.8

Cash flows from investing activities:
Cash paid for Accredo, net of cash acquired	(989.1)	—
Capital expenditures	(77.4)	(65.0)
Purchases of securities and other investments	(53.3)	(49.2)
Proceeds from sale of securities and other investments	53.3	45.6

Net cash used by investing activities	(1,066.5)	(68.6)

Cash flows from financing activities:
Proceeds from long-term debt	750.0	800.0
Repayments on long-term debt	(1,046.4)	(920.0)
Net proceeds under accounts receivable financing facility	450.0	—
Purchase of treasury stock	(69.1)	—
Debt issuance costs	(2.4)	(4.2)
Proceeds from employee stock plans	263.7	45.0

Net cash provided by (used by) financing activities	345.8	(79.2)

Net increase in cash and cash equivalents	$180.8	$362.0
Cash and cash equivalents at beginning of period	$1,145.5	$638.5

Cash and cash equivalents at end of period	$1,326.3	$1,000.5

Non-cash investing and financing activities related to the Accredo acquisition:

Medco purchased all of the outstanding stock of Accredo for $1,108.1 million in cash (including $13.4 million in transaction costs) and approximately 24 million shares of Medco common stock. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired (including approximately $1,837.8 million of goodwill and $770.1 million of intangibles)	$3,381.3	$—
Cash paid in the acquisition	$(1,108.1)	$—
Issuance of approximately 24 million shares of common stock	$(1,213.0)	$—
Issuance of converted stock options for the purchase of approximately 4.5 million shares of common stock, net of approximately $0.2 million allocated to unearned compensation	$(100.6)	$—

Liabilities assumed	$959.6	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 25, 2004 included in the Company’s Annual Report on Form 10-K. The Company’s fiscal quarters ended on the last Saturday of September and consisted of 13 weeks for both 2005 and 2004.

On August 18, 2005, the Company acquired Accredo Health, Incorporated (“Accredo”), as further discussed in Note 2, “Acquisition of Accredo.”

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

2.	ACQUISITION OF ACCREDO

On August 18, 2005, the Company acquired all of the outstanding common stock of Accredo. Accredo offers a limited number of high cost drugs that are primarily injectable for the recurring treatment of chronic and potentially life threatening diseases. Accredo’s services include specialty pharmacy, clinical, delivery and reimbursement services. Accredo primarily provides overnight, temperature-controlled delivery of all drugs and supplies necessary for patients to self-administer their drug dosages safely and effectively in the privacy of their homes. Additionally, there are instances where drugs dispensed by Accredo are administered at physicians’ offices or other alternative sites. The Company acquired Accredo because it anticipates that the combination of the two companies will accelerate its growth in the rapidly growing specialty pharmacy industry.

Under the terms of the Agreement and Plan of Merger dated February 22, 2005 (the “Merger Agreement”), Accredo shareholders received $22.00 in cash plus 0.49107 of a share of Medco common stock for each outstanding share of Accredo common stock. Approximately 24 million shares of Medco common stock were issued in connection with the acquisition. The aggregate purchase price amounted to $2.4 billion, including $1.2 billion in Medco common stock, $1.1 billion in cash and $0.1 billion of converted options. The $0.1 billion of converted options represents the acquisition date fair value of the Medco options issued in exchange for the outstanding Accredo options under the terms of the Merger Agreement. The transaction was accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The purchase price has been allocated based upon the preliminary estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of manufacturer relationships of $357.5 million, payor relationships of $204.6 million, trade names of $153.2 million, patient relationships of $50.9, non-compete agreements of $2.9 million and lease agreements of $1.0 million, which are being amortized using the straight-line method over an estimated weighted average useful life of approximately 22 years. These assets are included in intangible assets, net, in the interim condensed consolidated balance sheet as of September 24, 2005.

The purchase price was computed using the information available on August 18, 2005, and reflects the fair value of Medco common stock issued in connection with the acquisition based on the Medco common stock average closing price for the three trading days including August 18, 2005, which was $49.64. The purchase price for Accredo was primarily determined on the basis of management’s expectations of future synergies, earnings and cash flows and resulted in the recording of goodwill of $1.8 billion. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized. The $1.1 billion cash component of the purchase price was financed with cash on hand, a new $750 million term loan facility, and a $450 million draw-down under an existing accounts receivable financing facility, partially offset by extinguishments of existing debt. See Note 9, “Debt and Refinancing,” for more information.

Accredo’s operating results from August 18, 2005, the date of acquisition, through September 24, 2005, are included in the accompanying condensed consolidated financial statements. The pro forma results of operations of the Company and Accredo, prepared based on the purchase price allocation for Accredo described above and as if the Accredo acquisition had occurred at the beginning of each fiscal year, were as follows ($ in millions, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Pro forma total net revenues	$9,525.4	$9,063.2	$28,108.8	$27,547.1
Pro forma net income	$151.6	$129.4	$421.6	$390.1

Pro forma basic weighted average shares outstanding	304.7	296.0	302.2	295.2
Pro forma basic earnings per common share	$0.50	$0.44	$1.40	$1.32
Pro forma diluted weighted average shares outstanding	311.0	298.3	308.2	298.4
Pro forma diluted earnings per common share	$0.49	$0.43	$1.37	$1.31

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the Accredo acquisition had been completed at the beginning of each period. In addition, the pro forma information above does not attempt to project the Company’s future results of operations. The pro forma financial information above includes the following adjustments:

(a)	The elimination of intercompany revenue and the related cost of product net revenues associated with prescription dispensing by Accredo for Medco clients of approximately $81.1 million and $215.1 million for the quarter and nine months ended September 24, 2005, respectively, and $52.5 million and $101.2 million for the quarter and nine months ended September 25, 2004, respectively. On February 10, 2004, Accredo and Medco entered into what was a ten-year strategic alliance pursuant to which Accredo became the preferred retail and home delivery pharmacy provider to members of Medco-administered health plans for the specialty pharmacy products dispensed by Accredo.

(b)	Intangible asset amortization adjustments as follows ($ in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Elimination of historical Accredo intangible amortization expense	$(1.2)	$(1.2)	$(3.7)	$(3.6)
Amortization of identifiable intangible assets over an approximate 22 year estimated weighted average useful life	8.9	8.9	26.6	26.6

Total pro forma adjustment	$7.7	$7.7	$22.9	$23.0

(c)	Interest expense adjustments resulting from changes to debt outstanding associated with the Accredo acquisition (See Note 9, “Debt and Refinancing”) ($ in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Elimination of historical Accredo interest expense	$(2.7)	$(7.5)	$(12.2)	$(11.7)
Elimination of historical Medco term loan interest expense	(4.5)	(5.7)	(15.4)	(24.3)
Interest expense related to new borrowings	11.6	11.6	37.1	37.2

Total pro forma adjustment	$4.4	$(1.6)	$9.5	$1.2

(d)

Pro forma adjustments to the provision for income taxes (39.0% and 39.0% for the quarter and nine months ended September 24, 2005, respectively, and 39.5% and 39.0% for the quarter and nine months ended

September 25, 2004, respectively) representing the application of Medco’s and Accredo’s estimated statutory tax rates to each company’s respective share of the pro forma adjustments effecting pretax income.

(e)	Both the basic and diluted average number of shares of Accredo common stock outstanding have been adjusted to reflect the acquisition transaction by applying the conversion factor to amounts historically reported by Accredo.

The Company retained independent valuation advisors to conduct analyses of the assets acquired and liabilities assumed in order to assist the Company with the purchase price allocation. These analyses will be used by management to determine the final allocation. The purchase price allocation may be subject to further refinement based on identification of any necessary changes or other acquisition-related adjustments. The Company expects that if any refinements become necessary, they would be completed by August 2006. There can be no assurance that such finalization will not result in material changes.

3.	SHARE REPURCHASE PROGRAM

On August 22, 2005, the Company announced that its Board of Directors had authorized a share repurchase program to repurchase up to $500 million of the Company’s common stock in the open market over the next two years. During the third quarter of 2005, the Company repurchased approximately 1.4 million shares. The Company’s Board of Directors periodically reviews the program and approves trading parameters.

4.	EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation for all periods presented (amounts in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Weighted average shares outstanding	291.0	272.1	281.5	271.4
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	5.5	2.1	5.4	2.8

Weighted average shares outstanding assuming dilution	296.5	274.2	286.9	274.2

For the quarter and nine months ended September 24, 2005, there were outstanding options to purchase 1.0 million shares of Medco stock where the exercise price of the options exceeded the average stock price, which is calculated as the average of the NYSE price for each trading day in the fiscal period. For the quarter and nine months ended September 25, 2004, there were outstanding options to purchase 7.0 million shares and 1.4 million shares, respectively, of Medco stock where the exercise price of the options exceeded the average stock price. Accordingly, these options are excluded from the diluted EPS calculations.

The increase in the weighted average shares outstanding and diluted weighted average shares outstanding reflect approximately 24 million shares issued in August 2005 in connection with the Accredo acquisition, as well as the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options, slightly offset by the above mentioned share repurchases. In accordance with SFAS No. 128, “Earnings per Share,” these treasury shares, on a weighted average basis, are not considered part of the basic or diluted shares outstanding for the quarter and nine months ended September 24, 2005.

5.	STOCK-BASED COMPENSATION

The Company grants options to employees to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years and expire within 10 years from the date of the grant. The Company accounts for employee options to purchase stock, and for employee participation in the Medco Health Solutions, Inc., 2003 Employee Stock Purchase Plan (“2003 ESPP”), under the intrinsic value method of expense recognition in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option on the date of grant. Because employee stock options are granted to purchase shares of stock at the fair market value on the date of grant, no compensation expense has been recognized in the Company’s unaudited interim condensed consolidated statements of income for any stock options, or the 2003 ESPP.

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

The pro forma effect on net income and earnings per share if the Company had applied the fair value method for recognizing employee stock-based compensation to stock options and the 2003 ESPP is as follows ($ in millions, except for per share data):

	Quarters Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net income, as reported (1)	$156.7	$118.1	$425.3	$348.9
Stock-based compensation expense, net of tax (2)	(14.2)	(24.1)	(46.5)	(68.2)

Pro forma net income including stock-based compensation expense	$142.5	$94.0	$378.8	$280.7

Basic earnings per common share:
As reported	$0.54	$0.43	$1.51	$1.29
Pro forma	$0.49	$0.35	$1.35	$1.03
Diluted earnings per common share:
As reported	$0.53	$0.43	$1.48	$1.27
Pro forma	$0.48	$0.34	$1.32	$1.02

Notes:

(1)	The Company grants restricted stock units to employees and directors, generally vesting over two or three years. The Company records unearned compensation within stockholders’ equity at an amount equivalent to the market value on the date of grant and amortizes such amount to compensation expense over the vesting period. Net income, as reported, includes stock-based compensation expense related to the restricted stock units for the quarter and nine months ended September 24, 2005 of $3.0 million ($4.9 million pre-tax) and $7.3 million ($12.1 million pre-tax), respectively . Net income, as reported, includes stock-based compensation expense related to the restricted stock units for the quarter and nine months ended September 25, 2004 of $0.7 million ($1.1 million pre-tax) and $2.1 million ($3.6 million pre-tax). The net unearned compensation recorded within stockholders’ equity amounts to $45.4 million at September 24, 2005.

(2)	For the quarter ended September 24, 2005, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $14.0 million ($23.4 million pre-tax) for the stock options and $0.2 million ($0.3 million pre-tax) for the 2003 ESPP. For the quarter ended September 25, 2004, the Medco pro forma stock-based compensation expense, net of tax, includes $23.9 million ($39.9 million pre-tax) for stock options and $0.2 million ($0.3 million pre-tax) for the 2003 ESPP. For the nine months ended September 24, 2005, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $46.0 million ($76.5 million pre-tax) for the stock options and $0.5 million ($0.9 million pre-tax) for the 2003 ESPP. For the nine months ended September 25, 2004, the Medco pro forma stock-based compensation expense, net of tax, includes $67.6 million ($113.4 million pre-tax) for stock options and $0.6 million ($1.0 million pre-tax) for the 2003 ESPP.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Medco volatility assumption is based on the volatility of the largest competitors within the pharmacy benefit manager (“PBM”) industry combined with the Company’s stock price volatility for the period the Company has been publicly traded. The weighted average fair value of options granted for the nine months ended September 24, 2005 and September 25, 2004 was $18.41 and $14.71, respectively. The weighted average option assumptions utilized for options granted during the periods presented are as follows:

	Quarters Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Stock options Black-Scholes assumptions (weighted average):
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.0%	2.9%	4.0%	3.1%
Volatility	35.0%	45.0%	35.0%	45.0%
Expected life (years)	4.5	3.1	5.6	5.5

Additionally effective at the time of the Accredo acquisition, options issued to Accredo employees to purchase shares of Accredo common stock became fully vested and were converted to options to purchase Medco common stock. The fair value of Medco stock options issued in the conversion was $100.6 million and was a component of the aggregate purchase price. See Note 2, “Acquisition of Accredo,” for more information.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretative guidance in applying the provisions of SFAS 123R. In April 2005, the SEC adopted a rule that amended the compliance date of SFAS 123R whereby the Company is required to adopt this pronouncement no later than the first quarter of 2006. The Company expects to adopt the new requirements in the first quarter of 2006 using the modified prospective method available under SFAS 123R. As disclosed above, the Company would have recorded $14.2 million and $46.5 million of additional after-tax expense if the provisions of SFAS 123R were applied to the third quarter and first nine months of 2005, respectively. Based on the remaining vestings for stock options outstanding, as well as the Company’s expected future option grants, the Company expects the full year 2006 compensation expense primarily related to stock options to be approximately $40 million to $50 million on an after-tax basis upon adoption of SFAS 123R.

6.	TAXES ON INCOME

The Company’s effective tax rate decreased to 28.1% and 35.9% for the quarter and nine months ended September 24, 2005, respectively, as compared to 40.1% and 40.3% for the same periods of 2004. The decrease in the effective rate for the quarter and nine months ended September 24, 2005 reflects a $25.7 million non-recurring benefit associated with a reduction in the Company’s marginal state income tax rate resulting primarily from an enacted change in a state income tax law and the receipt of a favorable state income tax ruling. A reduction in the Company’s marginal state income tax rate creates a benefit via a corresponding reduction of the Company’s net deferred tax liabilities, principally on its net intangible assets, partially offset by deferred tax assets primarily from client rebates payable and other accruals. Excluding the non-recurring net tax benefit, the effective tax rate for the nine months ended September 24, 2005 would have been 39.8%.

7.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, includes billed and estimated unbilled receivables from manufacturers, clients and other payors, including patient accounts receivable. In addition, rebates payable to clients are estimated and accrued as a reduction in accounts receivable, net, based upon the prescription drugs dispensed by the pharmacies in the Company’s retail networks, or dispensed by the Company’s mail order pharmacies. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Unbilled receivables from manufacturers are generally billed beginning 30 days from the end of each quarter. Unbilled receivables from clients are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. As of September 24, 2005 and December 25, 2004, respectively, total unbilled client and manufacturer receivables amounted to $2,107.3 million and $1,324.4 million. Accounts receivable are presented net of allowance for doubtful accounts and contractual allowances of $62.1 million at September 24, 2005 (which includes $56.6 million for Accredo) and $5.5 million at December 25, 2004. The relatively higher allowance for Accredo reflects a different credit risk profile than the PBM business, characterized by reimbursement through medical coverage and higher patient co-payments.

8.	GOODWILL AND INTANGIBLE ASSETS, NET

The following is a summary of the Company’s goodwill and other intangible assets ($ in millions):

	September 24, 2005			December 25, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Goodwill:
Core PBM(1)	$4,123.6	$813.4	$3,310.2	$4,123.6	$813.4	$3,310.2
Accredo(2)	1,837.8	—	1,837.8	—	—	—

Total	$5,961.4	$813.4	$5,148.0	$4,123.6	$813.4	$3,310.2

Intangible assets:
Core PBM client relationships(3)	$3,172.2	$1,166.5	$2,005.7	$3,172.2	$1,031.6	$2,140.6
Accredo(2)	770.1	3.1	767.0	—	—	—

Total	$3,942.3	$1,169.6	$2,772.7	$3,172.2	$1,031.6	$2,140.6

Notes:

(1)	Principally comprised of the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck & Co., Inc. (“Merck”) in 1993 and, to a significantly lesser extent, the Company’s acquisition of ProVantage Health Services, Inc.(“ProVantage”) in 2000.

(2)	Represents the excess of the Accredo purchase price over tangible net assets acquired, which has been allocated to intangible assets and goodwill. See Note 2, “Acquisition of Accredo.”

(3)	Principally comprised of the recorded value of Medco’s client relationships at the time of the acquisition of the Company by Merck in 1993 and, to a significantly lesser extent, the Company’s acquisition of ProVantage in 2000.

Aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated to be $217 million. The weighted average useful life of intangible assets subject to amortization is 23 years in total and by major intangible asset class are approximately 23 years for the core PBM client relationships and approximately 22 years for the Accredo intangibles.

9.	DEBT AND REFINANCING

The Company’s debt consists of the following ($ in millions):

	September 24, 2005	December 25, 2004
Short-term debt:
Current portion of long-term debt	$75.5	$100.0
Accounts receivable financing facility	450.0	—

Total short-term debt	525.5	100.0

Long-term debt:
Senior unsecured term loan	675.0	—
Senior secured term loan	—	600.0
7.25% senior notes due 2013, net of unamortized discount	496.6	496.3
Other notes payable	0.4	—
Fair value adjustment for interest rate swap agreements	(6.1)	(3.4)

Total long-term debt	1,165.9	1,092.9

Total debt	$1,691.4	$1,192.9

Senior Bank Credit Facilities

In connection with the Accredo acquisition, the Company completed a refinancing of its senior secured credit facilities in August 2005. The refinancing included an extinguishment of the existing $460 million senior secured term loans and the $250 million revolving credit facility, both of which were replaced with a new $1.25 billion senior unsecured credit facility, comprised of a $750 million term loan and a $500 million revolving credit facility. The refinancing resulted in a non-recurring charge in the third quarter of 2005 to write off $1.7 million of deferred debt issuance costs related to the previous credit facility. The new credit facilities bear interest at the London Interbank Offered Rate (“LIBOR”) plus 62.5 basis points. Principal payments under the new term loan facility of $19 million are scheduled quarterly, beginning on December 30, 2005, with the final payment representing the remaining balance due on August 18, 2010. On October 28, 2005, which is included in the fourth fiscal quarter of 2005, the Company made a discretionary pay down on the term loan amounting to $100 million.

Accounts Receivable Financing Facility

Also in connection with the Accredo acquisition, the Company drew down $450 million under its accounts receivable financing facility. The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by the Company’s credit rating. The weighted average annual interest rate on amounts borrowed as of September 24, 2005 was 3.84%.

Senior Notes

The Company’s 7.25% senior notes due 2013, and the related interest rate swap agreements, remain outstanding.

10.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The majority of the net cost for the Company’s pension plans consisted of the following components (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Service cost	$4.1	$3.8	$12.2	$11.6
Interest cost	1.4	1.2	4.4	4.2
Expected return on plan assets	(2.0)	(1.9)	(6.0)	(5.7)
Net amortization of actuarial losses	0.1	(0.1)	0.2	0.3

Net pension cost	$3.6	$3.0	$10.8	$10.4

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net cost of these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Service cost	$0.4	$0.6	$1.3	$1.6
Interest cost	0.6	0.7	1.4	1.7
Amortization of prior service costs	(1.1)	(1.1)	(3.2)	(3.3)
Net amortization of actuarial losses	0.4	0.6	1.3	1.8

Net postretirement benefit cost	$0.3	$0.8	$0.8	$1.8

The Company amended the postretirement healthcare benefit plan in 2003, which reduced benefit obligations, the effect of which is reflected in the amortization of prior service costs component of the net postretirement benefit cost.

Employer Contributions. The Company is presently evaluating funding strategies for its pension plans and anticipates making contributions in the fourth quarter of 2005 in the range of $5 million to $10 million to achieve funding objectives.

11.	RESTRUCTURING COSTS

The Company made decisions in 2003 to streamline its dispensing pharmacy and call center pharmacy operations, including the closure of some sites and the rebalancing of other facilities, and also to reduce resources in some of its corporate functions. These decisions resulted in additional period expense recorded in the unaudited interim condensed consolidated statements of income of $7.4 million and $26.6 million in the quarter and nine months ended September 25, 2004, respectively. This expense included non-cash expenses representing a reduction in estimated depreciable asset useful lives to complete the depreciation by the date of the facility closure, and was primarily recorded in cost of product net revenues. The restructuring activities and associated severance cash payments have substantially been completed.

12.	SEGMENT REPORTING

Reportable Segments

As a result of the Company’s acquisition of Accredo, the Company now has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of prescription drugs to the Company’s clients and their members, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail order pharmacies, in one geographic region, which includes the United States and Puerto Rico. The Company offers fully integrated PBM services to virtually all of its PBM clients and their members.

The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the unaudited interim condensed consolidated statements of income to reflect the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included in Medco’s PBM business. The Company defines the Specialty Pharmacy segment based on a product set, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable. When dispensed, these products frequently require a significant amount of ancillary administration equipment, special packaging, and a much higher level of patient-oriented customer service than is normally required in the PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, with a smaller percentage of PBM clients as payors.

Factors Used to Identify Reportable Segments

The Specialty Pharmacy Segment was formed as a result of the Accredo acquisition on August 18, 2005 in response to a management desire to manage the acquired business together with Medco’s pre-existing specialty pharmacy activity as a separate business from Medco’s core PBM operations. Prior to the acquisition, Medco’s pre-existing specialty pharmacy activity was fully integrated into Medco’s core PBM operations, including shared contracts, distribution facilities, customer service, and selling, general and administrative activities, and management managed the business at a consolidated level. Results for the specialty pharmacy business were neither prepared nor provided to the chief operating decision maker as he managed Medco on an entity level. During 2005, Medco established procedures and controls and implemented system solutions in order to identify discrete financial information on a prospective basis for the specialty pharmacy activities in anticipation of the combination of those activities with Accredo into a separate segment post-acquisition. Until these procedures, controls and systems were implemented during 2005, the complexity of the Company’s manufacturer and client contracts, determining the appropriate cost of inventory and retail reimbursement, as well as the shared costs between the PBM and specialty pharmacy activities prevent Medco from preparing reliable separate profitability financial results for specialty pharmacy for periods prior to 2005.

As a result, Medco is disclosing complete financial information for the specialty pharmacy business on a prospective basis as the preparation of comparative Specialty Pharmacy segment financial information at the operating income level for periods prior to 2005 would not be possible without significant cost and effort and the extensive use of estimates and judgments on rebate and cost allocations, which management believes would significantly reduce the reliability and usefulness of the information. For the nine months ended September 24, 2005 and 2004, Medco has identified the net revenues associated with the specialty pharmacy business based on a data extract of sales for the specialty product set. In addition, Medco has calculated the estimated operating income for the nine months ended September 24, 2005 based on the best information available for pre-acquisition periods in 2005 and estimates based on post-acquisition results.

Selected Segment Income and Asset Information

Total net revenues and operating income are the measures used by the chief operating decision maker to assess the performance of each of the Company’s operating segments. As described above, the Company’s acquisition of Accredo resulted in the establishment of the Specialty Pharmacy segment, hence the Specialty Pharmacy segment activity commenced with the Accredo acquisition date. The following table presents selected financial information about the Company’s reportable segments, including a reconciliation of operating income to income before provision for income taxes ($ in millions):

For the three months ended September 24, 2005	PBM(1)	Specialty Pharmacy(2)	Total
Product net revenues	$8,781.2	$442.5	$9,223.7
Total service revenues	96.6	5.1	101.7

Total net revenues	8,877.8	447.6	9,325.4
Total cost of revenues	8,451.6	410.7	8,862.3
Selling, general and administrative expenses	169.4	17.0	186.4
Amortization of intangibles	45.0	3.1	48.1

Operating income	$211.8	$16.8	$228.6
Reconciling items to income before provision for income taxes:
Interest and other (income) expense, net			10.6

Income before provision for income taxes			$218.0

Total identifiable assets	$10,370.0	$3,249.2	$13,619.2
Capital expenditures	$24.2	$1.5	$25.7

Notes:

(1)	Includes eight weeks of specialty pharmacy activity previously included in Medco’s PBM business.

(2)	The Specialty Pharmacy segment commenced on August 18, 2005, the date of the Accredo acquisition. If the Company had owned Accredo for the full fiscal quarter ended September 24, 2005, it is estimated that the Specialty Pharmacy segment net revenues would represent approximately 12% of total Medco net revenues.

        Medco’s operating results for the third quarter of 2005, excluding the effect of the Accredo acquisition, would have reflected $9,173.0 million in net revenues, and $218.5 million in operating income. Medco estimates that the pre-existing specialty pharmacy operations reflect approximately $2.2 billion in total net revenues and approximately $50 million in operating income for the nine months ended September 24, 2005. Net revenues for these operations for the nine months ended September 25, 2004 are estimated at $1.9 billion.

13.	COMMITMENTS AND CONTINGENCIES

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

In September 2004, the Company received notification from the U.S. Attorney’s Office for the Eastern District of Pennsylvania that the U.S. District Court for the Eastern District of Pennsylvania had granted a motion filed at the Company’s request allowing the Company to publicly disclose the existence of a separate qui tam action in which the Company is named as one of various defendants (the “Complaint”). The U.S. Attorney’s Office has informed Medco that the Complaint alleges violations of the False Claims Act, that the Company and other defendants inflated manufacturers’ “best price” to Medicare and Medicaid, and that the Company and other defendants offered and paid kickbacks to third parties to induce the placement on formularies and promotion of certain drugs. In January 2005, Medco received a subpoena from the Department of Health and Human Services Office of Inspector General requesting documents that relate to this Complaint. The government agreed to suspend enforcement of the OIG subpoena until October 1, 2005. After discussions with the government, Medco has agreed to turn over documents subject to negotiated protections.

In January 2005, the Company received a letter from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information and representations regarding Medco’s Medicare coordination of benefits recovery program. The Company and the U.S. Attorney’s Office are in discussions regarding the request.

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (“STRS”), a former client, filed a complaint against Merck and the Company in the Ohio Court of Common Pleas, alleging, among other things, violations of the contract between the STRS and Medco and other state law claims. This case is currently scheduled for trial in November 2005.

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

In September 2002, a lawsuit captioned Miles v. Merck-Medco Managed Care, L.L.C., based on allegations similar to those in the ERISA cases discussed above, was filed against Merck and the Company in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The Miles case was removed to the U.S. District Court for the Southern District of California and was later transferred to the U.S. District Court for the Southern District of New York and consolidated with the ERISA cases pending against Merck and the Company in that court.

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

Antitrust Litigation. In August, 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck and the Company. The plaintiffs, who seek to represent a national class of retail pharmacies that have contracted with the Company, allege that the Company has conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification is currently pending.

In October, 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Northern District of Alabama against Merck and the Company. In their Second Amended Complaint, the plaintiffs allege that Merck and the Company have engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed, and have conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through such concerted action, Merck and the Company have engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification is currently pending.

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

Contract Litigation. In September 2004, the Company’s former client, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), filed an action in the Superior Court of New Jersey, Bergen County, alleging, among other things, that the Company breached its contract with Horizon in various respects, breached the implied covenant of good faith and fair dealing, and was unjustly enriched. The Company has denied Horizon’s allegations and is vigorously defending itself in this action. The Company has filed counterclaims against Horizon.

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

Accredo. As previously disclosed by Accredo Health, Incorporated, the Company’s recently acquired, wholly-owned subsidiary (“Accredo”), Accredo and an 80%-owned subsidiary of Accredo (the “Joint Venture”) provided contract pharmacy and related billing services to a third-party pharmacy (the “Local Pharmacy”) that was recently the subject of a certain state agency audit. Since the initiation of the audit, the state agency has temporarily withheld payments from the Local Pharmacy and has alleged, among other things, overbilling and false claims. Accredo has been involved in an ongoing dialogue with the state agency in an effort to reach a consensual civil resolution of the matters raised by both the audit and the related investigation. The parties appear to have reached an agreement in principal, although the precise terms of the potential settlement have not been finalized. Pursuant to the current status of negotiations, the potential settlement would involve a civil payment by Accredo of approximately $30 million, which would be funded from the following sources: (i) the remission of monies to the state by the Joint Venture; (ii) the state’s retention of monies currently being held by the state for adjudicated but unpaid claims previously submitted on behalf of the Local Pharmacy, most of which would otherwise become payable to the Joint Venture upon receipt by the Local Pharmacy; and (iii) the remission to the state of amounts previously paid to the Local Pharmacy, most or all of which amount would otherwise be payable to the Joint Venture. It is expected that any such resolution would involve the procurement of releases of liability for Accredo and the Joint Venture from both the state and the Local Pharmacy, although the scope of such releases remains the subject of ongoing negotiations. The amount of the proposed settlement was previously accrued by Accredo in its quarterly fiscal period ended June 30, 2005. Separately, Accredo and the Joint Venture sold clotting factor to a second third-party pharmacy (the “Second Pharmacy”) that is the subject of a similar audit.

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

The various lawsuits described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry, including the PBM and specialty pharmacy industries and their practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in various state and federal government branches, and investigations and public statements by government officials. These factors contribute to the uncertainty regarding the possible course and outcome of the proceedings discussed above. An adverse outcome in any one of the lawsuits described above could result in material fines and damages; changes to the Company’s business practices (except in those proceedings where non-monetary issues have been settled); loss of (or litigation with) clients; and other penalties. Moreover, an adverse outcome in any one of these lawsuits could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results. The Company is vigorously defending each of the lawsuits described above, except that it has proposed to settle, or has settled, some of them as described above.

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

Purchase Obligations. The Company has entered into agreements with certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer that contain minimum purchasing volume commitments. As of September 24, 2005, these purchase obligations amounted to $164.3 million, the majority of which is associated with Accredo’s business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the pharmacy benefit management (“PBM”) and specialty pharmacy industries, business and future financial results. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	Competition in the PBM and specialty pharmacy industries and in the healthcare industry generally;

•	Our ability to obtain new clients and the possible termination of, or unfavorable modification to, contracts with key clients;

•	Risks and uncertainties regarding the implementation and the ultimate terms of the Medicare Part D prescription drug benefit, including financial risks to us if we participate in the program on a risk-bearing basis and risks of client or member losses to other providers under Medicare Part D;

•	Governmental investigations and governmental and qui tam actions filed against us;

•	Possible regulatory changes affecting pricing, rebates, discounts or other practices of pharmaceutical manufacturers;

•	Risks associated with our recent acquisition of Accredo Health, Incorporated (“Accredo”), including an increase in credit risk resulting from the different payment streams associated with specialty pharmacy accounts receivable;

•	The effect on our business and competitive position of our managed care agreement with Merck & Co., Inc. (“Merck”);

•	Risks associated with our indebtedness and debt service obligations;

•	Pressure on discounts and rebates from pharmaceutical manufacturers and margins in the PBM industry;

•	Liability and other claims asserted against us;

•	Developments in the healthcare industry, including the effect of increases in overall healthcare costs, changes in drug utilization and cost patterns and the introduction of new brand-name and/or generic drugs;

•	New or existing governmental regulations or legislation and changes in, or the failure to comply with, governmental regulations or legislation;

•	The possibility of a material non-cash charge to income if our recorded intangible assets are impaired or require accelerated amortization from a change in the remaining useful life; and

•	General economic and business conditions.

The foregoing list of factors is not exhaustive. You should carefully consider these factors and the other uncertainties and potential events described in the Risk Factors section of our Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission (“SEC”).

Overview

We are one of the nation’s largest PBMs, and we provide sophisticated programs and services for our clients and the members of their pharmacy benefit plans, as well as for the physicians and pharmacies the members use. Our programs and services help our clients control the cost and enhance the quality of the prescription drug benefits they offer to their members. We accomplish this by providing pharmacy benefit management services through our national networks of retail pharmacies and our own mail order pharmacies, as well as through our specialty pharmacy operation, which became one of the nation’s largest with the acquisition of Accredo on August 18, 2005. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers;

third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. We have been an independent, publicly traded enterprise since we were spun off by Merck on August 19, 2003 (the “spin-off”). From November 18, 1993 until the spin-off, we were a wholly-owned subsidiary of Merck.

We operate in a competitive PBM market as clients seek to control the growth in the cost of providing prescription drug benefits to their members. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name drugs and increases in the number of prescriptions utilized, including the introduction of new products from brand-name pharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention throughout the United States as they contribute to the rise in the national cost of healthcare. Our business model is designed to reduce this rate of drug trend for our clients.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients are paramount to our success; the retention of these clients and winning new clients poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will also hinge on our ability to continue to provide innovative and competitive services to our clients, including our active participation in the Medicare Part D benefit, and the rapidly growing specialty pharmacy industry.

On August 18, 2005, we acquired all of the outstanding common stock of Accredo, as further described in Note 2, “Acquisition of Accredo,” to the accompanying unaudited interim condensed consolidated financial statements.

Key Indicators Reviewed by Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail order revenue; adjusted prescription volume; generic dispensing rate; gross margin percentage; diluted earnings per share; Earnings Before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); EBITDA per adjusted prescription, and Specialty Pharmacy segment operating income. See “—Liquidity and Capital Resources—EBITDA” further below in this Item 2 for a definition of EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance. These measures are also reflective of the success of our execution of strategic objectives.

Financial Performance Summary for the Quarters and Nine Months Ended September 24, 2005 and September 25, 2004

Our net income increased 32.7% to $157 million in the third quarter of 2005 and 21.9% to $425 million in the nine months of 2005 from the same periods in the prior year. Diluted earnings per share increased 23.3% to $0.53 in the third quarter of 2005 and 16.5% to $1.48 for the nine months of 2005. These increases reflect a non-recurring income tax benefit of $25.7 million in the third quarter of 2005, higher generic dispensing rates, improved service margins, and the addition of Accredo effective with the August 18, 2005 acquisition. The diluted weighted average shares outstanding were 296.5 million and 286.9 million for the third quarter and nine months of 2005, respectively, and 274.2 million for the third quarter and nine months of 2004. These increases result from shares issued in connection with the Accredo acquisition and the effect of stock option activity.

Net revenues increased 7.2% to $9,325 million for the third quarter of 2005 and 2.4% to $27,067 million for the nine months of 2005, from the same periods in the prior year. These increases reflect higher prices charged by pharmaceutical manufacturers and higher retail volumes, including the effect of new client installations, and approximately $150 million from Accredo, partially offset by higher generic dispensing rates and lower mail-order volumes from the 2004 loss of a mail order only client. The higher generic dispensing rates, which contribute to lower costs for clients and their members, resulted in a reduction of over $430 million in net revenues in the third quarter of 2005 and approximately $1,500 million in the nine months of 2005. Total prescription volume, adjusted for the difference in days supply between mail and retail, increased by 4.5% to 173.4 million for the third quarter of 2005 and by 2.3% to 519.6 million for the nine months of 2005 as a result of higher retail volumes. The mail order penetration on an adjusted basis declined to 37.0% for the third quarter of 2005 and to 36.5% for the nine months of 2005, compared to 40.1% for the third quarter of 2004 and 38.6% for the nine months of 2004, reflecting the loss in 2004 of the mail order only client.

Our generic dispensing rate increased to 51.5% in the third quarter of 2005 and 51.1% in the nine months of 2005 compared to 46.8% in the third quarter of 2004 and 45.7% in the nine months of 2004 as a result of significant drugs that have lost patent protection in the past twelve months. Brand-name pharmaceutical rebates increased for the third quarter and nine months of 2005 as a result of improved formulary management and compliance, favorable pharmaceutical manufacturer rebate contract revisions, and the favorable resolution of a manufacturer-related dispute during the third quarter of 2005. The higher generic dispensing rate and improved formulary management reduced the net prices we charged to our customers in the form of steeper price discounts and higher rebate sharing with our clients. The percentage of rebates shared with clients increased to approximately 74% in the third quarter of 2005 and 72% in the nine months of 2005, compared to approximately 60% in the third quarter of 2004 and 55% in the nine months of 2004. These percentage increases primarily relate to a higher representation of clients participating in transparent pricing arrangements whereby a greater portion of rebates are shared in exchange for other elements of pricing, including higher claims processing administrative fees. The third quarter and nine months of 2005 reflect improved service margin as compared with 2004, reflecting these increased client and other administrative and service revenues.

The increases in overall gross margin to 5.0% in the third quarter and nine months of 2005 from 4.9% in the third quarter of 2004 and 4.8% in the nine months of 2004 were driven by higher gross margins experienced by our specialty pharmacy business, as well as the higher service margin, with offsets from the higher client rebate sharing levels.

Accredo was responsible for the entire $16 million increase in selling, general and administrative expenses for the third quarter of 2005. These expenses for the nine months of 2005 increased $30 million compared to 2004, reflecting the inclusion of Accredo expenses, the favorable closure of an operating tax exposure of $16 million recorded in 2004 as a non-recurring item, and various other increased expenses of $19 million. These were partially offset by the effect of decreased litigation expenses of $21 million related to the multistate taskforce of attorneys general settlement charge recorded in our 2004 unaudited interim condensed consolidated statements of income.

Amortization of intangible assets for the third quarter and nine months of 2005 increased $3 million compared to the third quarter and nine months of 2004, reflecting additional amortization resulting from the Accredo acquisition.

Interest and other (income) expense, net, decreased $2 million for the third quarter of 2005 and $21 million for the nine months of 2005 from the same periods in 2004. The variance for the quarter and nine months reflects higher interest income on higher average daily cash balances and from higher interest rates. The third quarter of 2005 also reflects expense of $1.7 million related to the write-off of previously deferred debt issuance costs from the debt refinancing related to the Accredo acquisition. The nine months of 2004 also include a $5.5 million write-off in the first quarter of 2004 of deferred debt issuance costs related to a March 2004 refinancing.

Key Financial Statement Components

Consolidated Statements of Income. Our net revenues are comprised primarily of product net revenues and are derived from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail order pharmacies, and are recorded net of certain rebates and guarantees payable to clients. Accredo product net revenues represent revenues from the sale of biopharmaceutical drugs and are reported at the net amount billed to patients, third-party payors and others in the period the products are delivered. Service revenues consist principally of administrative fees and clinical program fees earned from clients and other non-product related revenues, and sales of prescription services to pharmaceutical manufacturers and other parties. Accredo service revenues represent performance-oriented fees historically paid by manufacturers to Accredo. For further details see our critical accounting policies included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to Medco’s consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 25, 2004. See also Note 2, “Significant Accounting Policies,” to Accredo’s consolidated financial statements in its Form 10-K/A for the fiscal year ended June 30, 2004 incorporated by reference into the Form S-4/A filed with the SEC on July 8, 2005.

Cost of revenues is comprised primarily of cost of product net revenues and is principally attributable to the dispensing of prescription drugs. Cost of product net revenues for prescriptions dispensed through our network of retail pharmacies includes the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks. Our cost of product net revenues relating to drugs dispensed by our mail order and specialty pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. The operating costs of our call center pharmacies are also included in cost of product net revenues. In addition, cost of product net revenues includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, and costs associated with member communication materials.

Selling, general and administrative expenses reflect the costs of operations focused on generating new sales, maintaining existing client relationships, managing clinical programs, enhancing technology capabilities, directing pharmacy operations, finance, legal, reimbursement and other staff activities.

Interest and other (income) expense, net, primarily includes interest expense on our senior notes, senior unsecured term loan facility, revolving credit facility and accounts receivable financing facility, net of interest rate swap agreements on $200 million of the senior notes, partially offset by interest income generated by overnight deposits and short-term investments in marketable securities.

Consolidated Balance Sheets. Our key assets include cash and short-term investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the accumulation of positive cash flows from our operations. Accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. The accounts receivable balances also represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail order and specialty pharmacies, including fees due to us, net of any rebate liabilities or payments due to clients under guarantees. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Inventories reflect the cost of prescription products held for dispensing by our mail order and specialty pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Fixed assets include investments in our corporate headquarters, mail order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses and client rebate pass-back liabilities. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck, intangible assets recorded from our acquisition of Accredo and goodwill for the excess of the Accredo purchase price over net assets acquired.

Our primary liabilities include claims and other accounts payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered, amounts payable for mail order prescription inventory purchases, and reclassified net client rebate pass-back liabilities. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. As of September 24, 2005, our debt is primarily comprised of a senior unsecured term loan facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any off-balance sheet arrangements.

Our stockholders’ equity includes an offset for net unearned compensation, representing the market value at the time of grant of restricted stock and restricted stock units granted to our employees and directors less the amount of compensation expense amortized over the associated vesting period. Stockholders’ equity as of September 24, 2005 includes an offset for treasury stock purchases under our share repurchase program announced on August 22, 2005.

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

Ongoing cash outflows are associated with expenditures to support our mail order, specialty and retail pharmacy network operations, call center pharmacies and other selling, general and administrative functions. The largest components of these expenditures include mail order inventory purchases primarily from a wholesaler, payments to retail pharmacies, rebate and guarantee payments to clients, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. As is the case in the September 2005 quarter, acquisitions will also represent an occasional source of cash outflows.

Client-Related Information

Revenues from UnitedHealth Group (“UHG”), which is currently our largest client, amounted to approximately $2,100 million, or 22% of our net revenues, in the third quarter of 2005, and $6,200 million, or 23% of our net revenues, in the nine months of 2005, and approximately $1,600 million, or 19% of our net revenues, and $4,800 million, or 18% of our net revenues, in the third quarter and nine months of 2004, respectively. The increase reflects the inclusion of Oxford Health Plans, Inc., which was a pre-existing Medco client that was acquired by UHG in 2004, under the UHG contract effective January 2005. None of our other clients individually represented more than 10% of our net revenues in the third quarter or nine months of 2005 or 2004.

Segment Discussion

As a result of our acquisition of Accredo, we now have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of prescription drugs to our clients and their members, either through our networks of contractually affiliated retail pharmacies or our mail order pharmacies, in one geographic region, which includes the United States and Puerto Rico. We offer fully integrated PBM services to virtually all of our PBM clients and their members.

The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the unaudited interim condensed consolidated statements of income to reflect the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included in our PBM business. We define the Specialty Pharmacy segment based on a product set, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable. When dispensed, these products frequently require a significant amount of ancillary administration equipment, special packaging, and a much higher level of patient-oriented customer service than is normally required in the PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, with a smaller percentage of PBM clients as payors.

The Specialty Pharmacy segment was formed as a result of the Accredo acquisition on August 18, 2005 in response to a management desire to manage the acquired business together with our pre-existing specialty pharmacy activity as a separate business from our core PBM operations. Prior to the acquisition, our pre-existing specialty pharmacy activity was fully integrated into our core PBM operations, including shared contracts, distribution facilities, customer service, and selling, general and administrative activities, and management managed the business at a consolidated level. Results for the specialty pharmacy business were neither prepared nor provided to the chief operating decision maker as he managed Medco on an entity level. During 2005, we established procedures and controls and implemented system solutions in order to identify discrete financial information on a prospective basis for the specialty pharmacy activities in anticipation of the combination of those activities with Accredo into a separate segment post-acquisition. Until these procedures, controls and systems were implemented during 2005, the complexity of our manufacturer and client contracts, determining the appropriate cost of inventory and retail reimbursement, as well as the shared costs between the PBM and specialty pharmacy activities prevent us from preparing reliable separate profitability financial results for specialty pharmacy for periods prior to 2005.

As a result, we are disclosing complete financial information for the specialty pharmacy business on a prospective basis as the preparation of comparative Specialty Pharmacy segment financial information at the operating income level for periods prior to 2005 would not be possible without significant cost and effort and the extensive use of estimates and judgments on rebate and cost allocations, which management believes would significantly reduce the reliability and usefulness of the information. For the nine months ended September 24, 2005 and 2004, we have identified the net revenues associated with the specialty pharmacy business based on a data extract of sales for the specialty product set. In addition, we have calculated the estimated operating income for the nine months ended September 24, 2005 based on the best information available for pre-acquisition periods in 2005 and estimates based on post-acquisition results.

Results of Operations

The following table presents selected consolidated comparative results of operations and volume performance ($ in millions):

	Quarter Ended September 24, 2005	Increase (Decrease)		Quarter Ended September 25, 2004	Nine Months Ended September 24, 2005	Increase (Decrease)		Nine Months Ended September 25, 2004
Net Revenues
Retail product(1)	$5,743.8	$527.6	10.1%	$5,216.2	$17,003.2	$754.5	4.6%	$16,248.7
Mail order product	3,479.9	80.8	2.4%	3,399.1	9,783.1	(169.8)	(1.7%)	9,952.9

Total product(1)	$9,223.7	$608.4	7.1%	$8,615.3	$26,786.3	$584.7	2.2%	$26,201.6

Client and other service revenues	$59.2	$23.9	67.7%	$35.3	$162.1	$61.8	61.6%	$100.3
Manufacturer service revenues	42.5	(3.5)	(7.6%)	46.0	119.0	(17.8)	(13.0%)	136.8

Total service	$101.7	$20.4	25.1%	$81.3	$281.1	$44.0	18.6%	$237.1

Total net revenues(1)	$9,325.4	$628.8	7.2%	$8,696.6	$27,067.4	$628.7	2.4%	$26,438.7

Cost of Revenues
Product(1)	$8,839.5	$600.8	7.3%	$8,238.7	$25,629.2	$560.3	2.2%	$25,068.9
Service	22.8	(9.4)	(29.2%)	32.2	72.3	(23.4)	(24.5%)	95.7

Total cost of revenues(1)	$8,862.3	$591.4	7.2%	$8,270.9	$25,701.5	$536.9	2.1%	$25,164.6

Gross Margin(2)
Product	$384.2	$7.6	2.0%	$376.6	$1,157.1	$24.4	2.2%	$1,132.7
Product gross margin percentage	4.2%	(0.2%)		4.4%	4.3%	—		4.3%
Service	$78.9	$29.8	60.7%	$49.1	$208.8	$67.4	47.7%	$141.4
Service gross margin percentage	77.6%	17.2%		60.4%	74.3%	14.7%		59.6%
Total gross margin	$463.1	$37.4	8.8%	$425.7	$1,365.9	$91.8	7.2%	$1,274.1
Gross margin percentage	5.0%	0.1%		4.9%	5.0%	0.2%		4.8%

Volume Information
Retail	109.2	9.9	10.0%	99.3	330.0	18.5	5.9%	311.5
Mail order	21.4	(0.8)	(3.6%)	22.2	63.2	(2.2)	(3.4%)	65.4

Total volume	130.6	9.1	7.5%	121.5	393.2	16.3	4.3%	376.9

Adjusted prescriptions(3)	173.4	7.5	4.5%	165.9	519.6	11.9	2.3%	507.7

Adjusted mail order penetration(4)	37.0%	(3.1%)		40.1%	36.5%	(2.1%)		38.6%

Generic dispensing rate	51.5%	4.7%		46.8%	51.1%	5.4%		45.7%

Notes

(1)	Includes retail co-payments of $1,802 and $1,631 for the third quarter of 2005 and 2004, and $5,434 and $5,121 for the nine months of 2005 and 2004.

(2)	Defined as net revenues minus cost of revenues.

(3)	Estimated adjusted prescription volume equals the majority of mail order prescriptions multiplied by 3, plus retail prescriptions. These mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

(4)	The percentage of adjusted mail order prescriptions to total adjusted prescriptions.

Net Revenues. The $528 million and $755 million increases in retail net revenues for the third quarter and nine months of 2005, respectively, are primarily attributable to volume increases. Retail volume increased 10.0% for the third quarter of 2005, with a 12.4% increase from new clients and increased utilization, partially offset by a 2.4% decline from client terminations. For the nine months of 2005, retail volume increased 5.9% reflecting a 10.9% increase from new clients and increased utilization, partially offset by a 5.0% decline from client terminations. Retail net revenues also reflect higher levels of rebate sharing with clients, further discussed in the gross margin section, as well as a decrease from a greater representation of generic drugs, which are more steeply discounted for our clients than brand-name drugs, amounting to approximately $320 million and $1,085 million for the third quarter and nine months of 2005, respectively. These were offset in both periods by higher prices charged by pharmaceutical manufacturers, including the effect of new and higher-cost brand-name drugs.

The $81 million increase in mail order net revenues in the third quarter of 2005 reflects $149 million of revenues generated by Accredo subsequent to the August 18, 2005 acquisition partially offset by a decrease from the Medco core PBM business volumes of $68 million. The $170 million decrease in mail order net revenues in the nine months of 2005 reflects a decrease of $319 million from the Medco core PBM business partially offset by the additional Accredo revenue. The decreases in the Medco core PBM business revenues in the third quarter and nine months of 2005 were primarily attributable to volume decreases. Mail order volume decreased 3.6% in the third quarter of 2005 and 3.4% for the nine months of 2005, reflecting declines of 13.5% and 14.4%, respectively, resulting from client terminations, partially offset by increases of 9.9% and 11.0%, respectively, from higher utilization for clients with plan designs favoring the use of mail order and new client volumes. Mail order penetration on an adjusted basis was 37.0% for the third quarter of 2005 and 36.5% for the nine months of 2005, below the 40.1% for the third quarter of 2004 and 38.6% for the nine months of 2004, driven by the loss of a large mail order only client at the end of 2004. Mail order net revenues also reflect higher levels of rebate sharing with clients, as well as a decrease from a higher representation of generic drugs amounting to $110 million and $415 million for the third quarter and nine months of 2005, respectively, which were offset in both periods by higher prices charged by pharmaceutical manufacturers.

Our generic dispensing rate increased to 51.5% in the third quarter of 2005 and to 51.1% in the nine months of 2005, compared to 46.8% in the third quarter of 2004 and 45.7% in the nine months of 2004. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.

Service revenues increased $20 million in the third quarter of 2005 and $44 million in the nine months of 2005 as a result of higher client service revenues of $24 million and $62 million, respectively, partially offset by lower manufacturer service revenues of $4 million and $18 million, respectively. The higher client service revenues are substantially attributable to higher claims processing administrative fees, including higher fees on a per prescription basis and overall higher retail volumes, as well as client revenues generated from our clinical programs. The lower manufacturer revenues result from the termination of a manufacturer-sponsored patient assistance program at the end of 2004 partially offset by Accredo manufacturer revenues of $4 million.

Gross Margin. Our client contracts include several pricing variables, such as price discounts for brand-name drugs and generic drugs, separate price discounts for mail order and retail prescriptions, fees for various administrative and clinical services, and terms regarding levels of rebate sharing and other guarantees. Clients have varied requirements regarding the pricing model best suited to their needs, and we negotiate these variables to generate an appropriate aggregate level of gross margin. As an example, certain clients may require a transparent model whereby more rebates are shared in exchange for higher fees or lower price discounts, while others may prefer steeper price discounts in exchange for lower rebates. We experienced year-over-year declines in rebate retention reflecting changes in the pricing composition within our contracts, which also included changes in the other aforementioned pricing components. Gross margin reflects these changes, as well as changes in the generic drug representation, mail or retail composition in our prescription base, and specialty drug content.

Our product gross margin percentage was 4.2% in the third quarter of 2005 compared to 4.4% in the third quarter of 2004, and 4.3% in the nine months of 2005 and 2004, with 2005 including five weeks of Accredo product gross margin. The rate of change in cost of product net revenues was consistent with the rate of change in product net revenues for the third quarter and nine months of 2005. The consistent rates reflect higher prescription prices charged by pharmaceutical manufacturers offset by the greater utilization of lower-cost generic products, higher purchasing discounts and operational efficiencies. Additionally, our total cost of revenues reflects $7 million for the third quarter of 2004 and $25 million for the nine months of 2004, primarily for additional depreciation and other facility closing costs associated with management decisions in 2003 to realign pharmacy operations. These factors are offset in our gross margin percentage in 2005 by higher levels of rebate sharing with our clients.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $814 million in the third quarter of 2005 and $754 million in the third quarter of 2004, with formulary rebates representing 50.4% and 45.5% of total rebates, respectively. Rebates totaled $2,387 million in the nine months of 2005 and $2,284 million in the nine months of 2004, with formulary rebates representing 50.6% and 47.2% of total rebates, respectively. The increase in rebates earned in the third quarter and nine months of 2005 reflects improved formulary management and patient compliance, favorable pharmaceutical manufacturer rebate contract revisions, and the favorable resolution of a manufacturer-related dispute during the third quarter of 2005, partially offset by decreased brand-name prescription volume. We retained approximately $210 million, or 25.8% of total rebates, in the third quarter of 2005 and approximately $305 million, or 40.5%, in the third quarter of 2004. For the nine months, we retained approximately $665 million, or 27.9% of total rebates, in 2005 and approximately $1,018 million, or 44.6%, in 2004. The declines in retained rebates are primarily related to changes in client rebate sharing terms, including the effect of a terminated client which received steeper price discounts and guarantees in lieu of rebate sharing. The gross margin effect of overall higher rebate sharing levels is partly mitigated by other elements of pricing including higher claims processing, administrative and other client service fees, higher generic dispensing rates, and increased specialty drug volumes.

The service gross margin percentage improved to 77.6% in the third quarter of 2005 from 60.4% in the third quarter of 2004, and to 74.3% in the nine months of 2005 from 59.6% in the nine months of 2004. These variances reflect the increases in service revenues of 25.1% for the third quarter of 2005 and 18.6% for the nine months of 2005, driven by the aforementioned client revenue increases and Accredo manufacturer revenues, partially offset by the termination of a manufacturer-sponsored patient assistance program, as well as decreases in cost of service revenues of 29.2% for the third quarter of 2005 and 24.5% for the nine months of 2005. The decreases in cost of service revenues are primarily related to the terminated patient assistance program, which yielded only marginal profitability.

The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter Ended September 24, 2005	Increase (Decrease)		Quarter Ended September 25, 2004	Nine Months Ended September 24, 2005	Increase (Decrease)		Nine Months Ended September 25, 2004
Gross margin	$463.1	$37.4	8.8%	$425.7	$1,365.9	$91.8	7.2%	$1,274.1
Selling, general and administrative expenses	186.4	15.6	9.1%	170.8	536.8	30.2	6.0%	506.6
Amortization of intangibles	48.1	3.1	6.9%	45.0	138.0	3.1	2.3%	134.9
Interest and other (income) expense, net	10.6	(2.0)	(15.9%)	12.6	27.1	(20.9)	(43.5%)	48.0

Income before provision for income taxes	218.0	20.7	10.5%	197.3	664.0	79.4	13.6%	584.6
Provision for income taxes	61.3	(17.9)	(22.6%)	79.2	238.7	3.0	1.3%	235.7

Net income	$156.7	$38.6	32.7%	$118.1	$425.3	$76.4	21.9%	$348.9

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $186 million for the third quarter of 2005 increased from the third quarter of 2004 by $16 million, or 9.1%, which reflects Accredo expenses of $16 million and Medicare Part D preparation expenses of $4 million, partially offset by other expense reductions amounting to $4 million. Selling, general and administrative expenses for the nine months of 2005 amounting to $537 million increased from the nine months of 2004 by $30 million, or 6.0%. This increase primarily includes the Accredo expenses of $16 million, the favorable closure of an operating tax exposure of $16 million recorded as a non-recurring item in 2004, $7 million in increased legal fees, Medicare Part D preparation expenses of $6 million, and $5 million for additional specialty pharmacy resources. These were partially offset by the effect of decreased litigation expenses of $21 million related to the multistate taskforce of attorneys general settlement charge recorded in 2004.

Amortization of Intangibles. Amortization of intangible assets of $48 million for the third quarter of 2005 and $138 million for the nine months of 2005 increased by $3 million from the third quarter and nine months of 2004, resulting from the additional intangible amortization associated with the Accredo acquisition.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, decreased $2 million for the third quarter of 2005 and $21 million for the nine months of 2005 from the same periods in 2004. The variance for the third quarter of 2005 results from higher interest income of $7 million partially offset by higher interest expense of $5 million. The variance for the nine months of 2005 reflects higher interest income of $17 million and lower interest expense of $4 million. The higher interest income for the third quarter and nine months of 2005 is attributable to higher average daily cash balances resulting from positive operating cash flows and higher interest rates in 2005. The balance of cash and short-term investments as of September 24, 2005 was $1,391 million compared to $1,058 million as of September 25, 2004. The higher interest expense for the third quarter of 2005 reflects the write-off of $1.7 million of previously deferred debt issuance costs from debt refinancing associated with the Accredo acquisition and higher debt levels after the acquisition. The lower interest expense for the nine months of 2005 results from a $5.5 million write-off in the first quarter of 2004 of previously deferred debt issuance costs as the senior secured term loans were refinanced in March 2004, as well as lower average outstanding debt for most of 2005 resulting from debt pay downs. This is partially offset by higher interest rates on the floating rate debt, as well as the aforementioned $1.7 million write-off of deferred debt costs this quarter and the write-off in fiscal January 2005 of $0.7 million of deferred debt costs associated with an accelerated term loan pay down of $180 million. Total debt amounted to $1,691 million as of September 24, 2005 compared to $1,274 million as of September 25, 2004.

The estimated weighted average interest rate on our indebtedness was approximately 5.6% for the third quarter of 2005 and 5.8% for the nine months of 2005, compared to 4.5% for the third quarter of 2004 and 4.6% for the nine months of 2004, due to increases in the London Interbank Offered Rate (“LIBOR”) on our outstanding debt.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) decreased to 28.1% in the third quarter of 2005 and 35.9% in the nine months of 2005, compared with 40.1% in the third quarter of 2004 and 40.3% in the nine months of 2004. The reduction for the third quarter and nine months of 2005 reflects a $25.7 million non-recurring tax benefit recorded in the third quarter of 2005, associated with a reduction in our marginal state income tax rate resulting primarily from an enacted change in a state income tax law and the receipt of a favorable state income tax ruling. A reduction in our marginal state income tax rate creates a benefit via a corresponding reduction of our net deferred tax liabilities principally from our net intangible assets, partially offset by our deferred tax assets primarily from client rebates payable and other accruals. Excluding the non-recurring net tax benefit, the effective tax rate for the nine months ended September 24, 2005 would have been 39.8%.

Net Income and Earnings per Share. Net income as a percentage of net revenues was 1.7% in the third quarter and 1.6% in the nine months of 2005, compared to 1.4% in the third quarter of 2004 and 1.3% in the nine months of 2004, as a result of the aforementioned factors.

Basic earnings per share increased 25.6% for the third quarter and 17.1% for the nine months of 2005. The weighted average shares outstanding were 291.0 million and 281.5 million for the third quarter and nine months of 2005, respectively, and 272.1 million and 271.4 million for the third quarter and nine months of 2004, respectively. Diluted earnings per share increased 23.3% for the third quarter and 16.5% for the nine months of 2005. The diluted weighted average shares outstanding were 296.5 million and 286.9 million for the third quarter and nine months of 2005, respectively, and 274.2 million for both the third quarter and nine months of 2004. The increase in the weighted average shares outstanding and diluted weighted average shares outstanding reflect approximately 24 million shares issued in August 2005 for the Accredo acquisition, as well as the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options, slightly offset by the repurchase of 1.4 million shares.

Liquidity and Capital Resources

Cash Flows

The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Nine Months Ended September 24, 2005	Increase (Decrease)	Nine Months Ended September 25, 2004
Net cash provided by operating activities	$901.5	$391.7	$509.8
Net cash used by investing activities	(1,066.5)	(997.9)	(68.6)
Net cash provided by (used by) financing activities	345.8	425.0	(79.2)

Net increase in cash and cash equivalents	$180.8	$(181.2)	$362.0
Cash and cash equivalents at beginning of period	$1,145.5	$507.0	$638.5

Cash and cash equivalents at end of period	$1,326.3	$325.8	$1,000.5

Operating Activities. The increase in net cash provided by operating activities for the nine months of 2005 of $392 million primarily reflects a $202 million increase in cash flows from accounts receivable, net, principally resulting from improved collections of rebates receivable from brand-name pharmaceutical manufacturers. Also contributing to the increase were an increase in cash flows from inventories, net, primarily due to lower inventory levels at the end of the third quarter of 2005 reflecting the timing of brand-name pharmaceutical purchases, as well as higher retail pharmacy accounts payable due to higher retail volumes in 2005 compared to 2004 associated with new mid-year 2005 client installations.

Investing Activities. The increase in net cash used by investing activities for the nine months of 2005 of $998 million is primarily due to $989 million paid (net of cash acquired) for the Accredo acquisition. Capital expenditures of $77 million for the nine months of 2005 primarily include capitalized software development for client-related programs and strategic initiatives, and investments in our business recovery systems. We expect that our 2005 capital expenditures will not exceed $130 million.

Financing Activities. The increase in net cash provided by financing activities for the nine months of 2005 of $425 million is primarily due to $450 million of short-term debt drawn down under the accounts receivable financing facility in connection with the Accredo acquisition, a $219 million increase in proceeds from stock issued under employee stock plans, partially offset by higher debt pay downs of $126 million, and $69 million in treasury stock repurchases.

Net cash used by financing activities for the nine months of 2005 reflects the refinancing of the bank credit facilities, which included an extinguishment of the existing $460 million senior secured credit facility and proceeds from a new $750 million senior unsecured term loan under a $1.25 billion senior unsecured credit agreement. The proceeds from the new term loan and the aforementioned draw down under the accounts receivable financing facility comprised the financed portion of the $1.1 billion cash component of the Accredo purchase price. We also paid down $346 million of acquired Accredo debt. Prior to the acquisition date we paid down $240 million of the existing term loans. Net cash used by financing activities for the nine months of 2004 reflects the refinancing of the senior secured term loans, which included a debt pay down of $100 million.

The estimated weighted average interest rate on our indebtedness was approximately 5.6% and 5.8% for the third quarter and nine months of 2005, respectively, and 4.5% and 4.6% for the third quarter and nine months of 2004, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in the LIBOR used under our credit facilities and swap agreements.

Total cash and short-term investments as of September 24, 2005 were $1,391 million, including $1,326 million in cash and cash equivalents. Total cash and short-term investments as of December 25, 2004 were $1,211 million, including $1,146 million in cash and cash equivalents. The increase of $180 million in cash and short-term investments for the nine months of 2005 reflects an increase due to positive cash flows from operations combined with financing and investing activities, partially offset by the purchase of Accredo.

Our senior unsecured credit facility, senior notes and accounts receivable financing facility contain covenants, including, among other items, minimum interest coverage, maximum leverage ratios, as well as restrictions on dividends, share repurchases, asset sales and liens.

On October 28, 2005, which is included in the fourth fiscal quarter of 2005, we made a discretionary pay down on the term loan amounting to $100 million.

We believe that our 2005 cash flows will be positive and adequate to fund our ongoing operations, debt service requirements, treasury stock program and capital investments.

Stock Repurchase Program

On August 22, 2005, we announced that our Board of Directors had authorized a stock repurchase program to purchase up to $500 million of our common stock in the open market over the next two years. From August 22, 2005 through the end of the fiscal third quarter, we repurchased under the plan approximately 1.4 million shares at a cost of $69.1 million. Our Board of Directors periodically reviews the program and approves trading parameters. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for more information.

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

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of our EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription reflects the level of efficiency in the business model and is affected by changes in prescription volumes between retail and mail, as well as the relative representation of brand-name, generic and specialty drugs.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net income	$156.7	$118.1	$425.3	$348.9
Add (deduct):
Interest and other (income) expense, net(1)	10.6	12.6	27.1	48.0
Provision for income taxes(2)	61.3	79.2	238.7	235.7
Depreciation expense(3)	40.4	45.7	121.5	157.5
Amortization expense	48.1	45.0	138.0	134.9

EBITDA	$317.1	$300.6	$950.6	$925.0

Adjusted prescriptions(4)	173.4	165.9	519.6	507.7

EBITDA per adjusted prescription	$1.83	$1.81	$1.83	$1.82

Notes

(1)	For 2005, this includes a $1.7 million write-off in the third quarter associated with the debt refinancing for the Accredo acquisition and $0.7 million in the first quarter associated with accelerated term loan payments. For 2004, this includes a write-off of deferred debt issuance costs amounting to $5.5 million in the first quarter associated with the debt refinancing.

(2)	Includes a $25.7 million non-recurring tax benefit recorded in the third quarter of 2005 related to adjustments to Medco’s net deferred tax liabilities associated with an enacted change in a state income tax law and the receipt of a favorable state income tax ruling.

(3)	For 2005, this includes $1.9 million for the third quarter, and $2.6 million for the nine months, of accelerated depreciation associated with facility closures in 2004. For 2004, this includes $3.6 million for the third quarter, and $24.5 million for the nine months, of accelerated depreciation associated with facility closures in 2004.

(4)	Estimated adjusted prescription volume equals the majority of mail order prescriptions multiplied by 3, plus retail prescriptions. These mail order prescriptions are multiplied by 3 to adjust for the fact that mail order prescriptions include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA per adjusted prescription increased $0.02 or 1.1% to $1.83 in the third quarter of 2005 compared with $1.81 in the third quarter of 2004. For the nine months, EBITDA per adjusted prescription increased $0.01 or 0.5% to $1.83 in the nine months of 2005 compared with $1.82 in the nine months of 2004. Net income for the third quarter of 2005 exceeded the third quarter of 2004 by 32.7%, and net income for the nine months of 2005 exceeded the nine months of 2004 by 21.9%. The EBITDA per adjusted prescription trend for the third quarter and nine months of 2005 compared to the related net income growth rates primarily reflect the aforementioned reduced mail order penetration, as well as the decreased net interest expense, provision for income taxes and accelerated depreciation recorded in 2004.

Contractual Obligations

We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting devices and other operating equipment for use in our mail order and specialty pharmacies and computer equipment for use in our data center.

The following table presents our contractual obligations as of September 24, 2005, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
Long-term debt obligations, including current portion(1)	$1,700.9	$18.9	$582.0	$150.0	$950.0
Interest expense on long-term debt obligations(2)	424.8	22.4	135.7	120.8	145.9
Operating lease obligations	103.9	10.2	54.8	24.2	14.7
Purchase obligations(3)	164.3	104.0	60.3	—	—

Total	$2,393.9	$155.5	$832.8	$295.0	$1,110.6

Notes

(1)	Long-term debt obligations exclude the $3.4 million unamortized discount on the senior notes and a fair value adjustment of $6.1 million associated with the interest rate swap agreements on $200 million of the senior notes.

(2)	The variable component of interest expense for the term loan facility is based on third quarter 2005 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Reflects contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer.

As of September 24, 2005, we had letters of credit outstanding of approximately $92.7 million, the majority of which were issued under our senior unsecured revolving credit facility.

Pending Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretative guidance in applying the provisions of SFAS 123R. In April 2005, the SEC adopted a rule that amended the compliance date of SFAS 123R whereby we are required to adopt this pronouncement no later than the first quarter of 2006. We expect to adopt the new requirements in the first quarter of 2006 using the modified prospective method available under SFAS 123R. As disclosed in Note 5, “Stock-Based Compensation,” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we would have recorded $14.2 million and $46.5 million of after-tax expense if the provisions of SFAS 123R were applied to the third quarter and first nine months of 2005, respectively. Based on the remaining vesting for stock options outstanding, as well as our expected future option grants, we expect our full year 2006 compensation expense primarily related to stock options to be approximately $40 million to $50 million on an after-tax basis upon adoption of SFAS 123R.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt with our term loan credit facilities and investments in marketable securities that are subject to interest rate volatility. In addition, we have interest rate swap agreements on $200 million of our senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities balances outstanding and interest rate swap agreements as of September 24, 2005, which are subject to variable interest rates based on the LIBOR, would yield a change of approximately $2.4 million in annual interest expense. There are no current plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

On August 18, 2005, the Company completed the purchase of Accredo. The Company is in the process of reviewing Accredo’s operations and will be conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. Excluding the Accredo acquisition, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 24, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. See Note 2, “Acquisition of Accredo,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the acquisition and related financial data.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

A description of certain legal proceedings to which the Company is a party is contained in Note 13, “Commitments and Contingencies,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2005, the Company announced that its Board of Directors had authorized a stock repurchase program to purchase up to $500 million of its common stock in the open market over the next two years. The following is a summary of the Company’s stock repurchase activity from August 22, 2005 to September 24, 2005 (share data in thousands):

Period	Shares Purchased	Average Price per Share(1)	Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
8/22/2005 - 9/24/2005	1,412,500	$48.91	1,412,500	$430,914,305

2005 Total	1,412,500	$48.91	1,412,500	$430,914,305

Note:

(1)	Per share amount includes transaction costs.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

10.1	Credit Agreement, dated as of August 18, 2005, among Medco Health Solutions, Inc., as borrower, the lenders and issuing bank party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, The Bank of Tokyo-Mitsubishi Ltd., as co-syndication agent, Citicorp North America, Inc. and Wachovia Bank, N.A., as documentation agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.2	Letter Agreement, dated as of February 22, 2005, between Medco Health Solutions, Inc. and David D. Stevens. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.3	Accredo Health, Incorporated 2002 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.4	Terms for Accredo Health, Incorporated Restricted Stock Grants (1-year vesting). (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.5	Terms for Accredo Health, Incorporated Restricted Stock Grants (2-year vesting). (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.6	Terms for Accredo Health, Incorporated Restricted Stock Grants (3-year vesting). (Incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.7	Terms for Accredo Health, Incorporated incentive stock options. (Incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this document).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this document).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this document).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.

Date: November 3, 2005	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman, President and
Chief Executive Officer

Date: November 3, 2005	By:	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and
Chief Financial Officer

Index to Exhibits

Number	Description

10.1	Credit Agreement, dated as of August 18, 2005, among Medco Health Solutions, Inc., as borrower, the lenders and issuing bank party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, The Bank of Tokyo-Mitsubishi Ltd., as co-syndication agent, Citicorp North America, Inc. and Wachovia Bank, N.A., as documentation agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.2	Letter Agreement, dated as of February 22, 2005, between Medco Health Solutions, Inc. and David D. Stevens. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.3	Accredo Health, Incorporated 2002 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.4	Terms for Accredo Health, Incorporated Restricted Stock Grants (1-year vesting). (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.5	Terms for Accredo Health, Incorporated Restricted Stock Grants (2-year vesting). (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.6	Terms for Accredo Health, Incorporated Restricted Stock Grants (3-year vesting). (Incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

10.7	Terms for Accredo Health, Incorporated incentive stock options. (Incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the Registrant on August 24, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.