Form 10-K
period 2005-12-31
MEDCO HEALTH SOLUTIONS INC
filed 2006-03-03
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒     Accelerated filer  ☐     Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 25, 2005 was $14,907,246,450.

As of February 22, 2006, the registrant had 304,406,489 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Medco Health Solutions, Inc.’s Proxy Statement for its 2006 Annual Meeting are incorporated by reference in this Annual Report on Form 10-K in response to Part III (Items 10 through 14).

MEDCO HEALTH SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

We are one of the nation’s largest pharmacy benefit managers, and we provide sophisticated traditional and specialty pharmacy benefit programs and services for our clients, members of client-funded benefit plans, and individual patients. Our business model requires collaboration with retail pharmacies, physicians, pharmaceutical manufacturers and, particularly in specialty pharmacy, Medicare, Medicaid and other payors such as insurers. Our programs and services help control the cost and enhance the quality of the prescription drug benefit. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail order pharmacies, as well as through our specialty pharmacy operation, which became the nation’s largest specialty pharmacy based on revenues with the acquisition of Accredo Health, Incorporated (“Accredo”) on August 18, 2005 (the “Accredo acquisition”). When the term “mail order” is used, we mean Medco’s traditional pharmacy mail order operations and subsequent to the Accredo acquisition, we mean Medco’s traditional pharmacy mail order operations, as well as Accredo’s specialty pharmacy operations. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. Our clients are generally entities that provide a pharmacy benefit to their underlying membership, such as members of their plan or their employees, as examples. We have been an independent, publicly traded enterprise since we were spun off by Merck & Co., Inc. (“Merck”) on August 19, 2003 (the “spin-off”). From November 18, 1993 until the spin-off, we were a wholly-owned subsidiary of Merck.

When “Medco,” “we,” “us” and “our” are used, we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries.

We operate in a competitive environment as payors seek to control the growth in the cost of prescription drug benefits and improve the overall quality of prescription healthcare. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name drugs and increases in the number of prescriptions utilized, including the introduction of new products from brand-name pharmaceutical manufacturers. These prescription drug increases, known as drug trend, have garnered significant attention throughout the United States as they contribute to the rise in the national cost of healthcare. Our business model is designed to reduce this rate of drug trend for our PBM clients, which has declined steadily to 5.4% in 2005, compared to 8.5% in 2004 and 10.2% in 2003. Specialty drug spending is growing at more than 20% each year and provides us with further opportunity to reduce overall drug trend for our clients and other payors. We help moderate this trend primarily by obtaining competitive discounts and rebates from pharmaceutical manufacturers, securing discounts from retail pharmacies, applying our sophisticated utilization management programs and efficiently administering prescriptions dispensed through our mail order pharmacies. We further contain costs by encouraging the use of medically appropriate generic drugs through our generic education and substitution programs. Over the next five years, we estimate that patents will expire on medications representing more than $46 billion in brand-name sales, presenting a significant opportunity for further drug trend reduction.

Traditional prescription programs include the dispensing of pills primarily in capsule or tablet form. These pills are produced by brand-name and generic pharmaceutical manufacturers, and are not as complicated to dispense or administer as specialty products. Specialty pharmacy prescriptions are generally manufactured by biopharmaceutical or biotechnology companies and tend to be more expensive than traditional prescriptions, generally ranging from approximately $8,000 to $300,000 per patient per year. These specialty drugs are often injectable and require special handling, temperature control, ancillary equipment, as well as a higher level of individualized patient care as compared to traditional prescriptions. Disease states treated by specialty drugs are often the most complex to manage, including, hemophilia, and autoimmune disorders, as examples.

In 2005, our mail order pharmacies dispensed 87.3 million prescriptions, significantly greater than the number of mail order prescriptions dispensed by the mail order operations of our next largest PBM competitor. We believe that our ability to consistently deliver high quality service while effectively managing drug costs for our clients and their members has made us a market leader.

The advanced technologies we have developed are instrumental to our ability to drive growth, improve service and reduce costs. Our technology platform is designed to seamlessly integrate prescription management in both mail order and retail with our client and member services. The cornerstone of our mail order technology is our single networked platform which connects prescription ordering functions at our prescription order processing pharmacies with our automated dispensing pharmacies in Willingboro, New Jersey and Las Vegas, Nevada. At our call center pharmacies, our experienced service representatives and consulting pharmacists use advanced technology to speed service and provide members personalized prescription and health information. Our Internet and integrated voice-response phone technologies allow members to enroll for mail order service, submit a refill or renewal mail order prescription for processing, track the status of their mail order prescription, and locate in-network retail pharmacies in their area, along with other features.

Advanced imaging technology enables service representatives to access an online image of a member’s prescription to address a member’s needs more efficiently. Our data center links our mail order pharmacy operations, including our call center pharmacies, the retail pharmacies in our networks, and our websites. The data center enables us to efficiently receive, process and administer claims and dispense prescription drugs with speed and accuracy. We have also deployed company-wide reliability and change management and implementation programs that help drive excellence in execution across our operations, reducing our time to market with new capabilities and increasing our ability to implement error-free updates and client-oriented solutions within our information system. As the Accredo integration continues in 2006, we expect to generate further operating synergies, while preserving the patient-centric model so critical to competitiveness in the specialty pharmacy industry.

Our proprietary Internet solutions improve client and member service by facilitating prescription ordering and by providing important healthcare information and an efficient means of communication. We support distinct websites for clients, members and pharmacists that provide critical benefit information and interactive tools aimed at facilitating compliance with benefit plan goals and simplifying benefit administration. In 2005, we processed approximately 19 million prescription orders through our member website, a 10% increase over 2004.

Our innovative and flexible programs and services have enabled us to deliver effective drug trend management for our clients while, we believe, improving the quality of care for members. Our services focus on:

•	Offering the cost-saving and clinical advantages of mail order to our clients. Our clients benefit in the form of lower drug costs as a result of operating efficiencies yielded by our significant level of automation technology, the value from our scale in purchasing drugs at competitive discounts, and our ability to offer up to a 90-day supply of drugs as compared to a 30-day supply for most retail programs. Patients benefit from the convenience of mail order, the greater days supply, and generally lower co-payment requirements.

•	Actively identifying opportunities to increase the utilization of available generic drugs, particularly through mail order, which are considerably less expensive than brand-name drugs. Medco’s overall generic dispensing rate was 51.5% in 2005, compared to 46.3% in 2004 and 43.8% in 2003.

•	Enhancing formulary compliance through physician, client and member communications and education programs, including therapeutic brand-to-brand interchange programs. The use of multi-tiered co-payment and other cost-sharing payment structures, and increased use of mail order further enhance formulary compliance. Higher levels of formulary compliance, combined with Medco’s overall scale, allow Medco to generate higher rebates on a per-prescription basis from brand-name pharmaceutical manufacturers, the majority of which are currently shared with our clients, which contributes to client drug trend reduction.

•	Providing customized plan design. We also offer ongoing consulting services and model clinical and financial outcomes for clients based on plan design and formulary choices. Our advanced information technologies, such as EXPERxT AdvisorTM, an automated tool that provides real-time plan design modeling capability for our clients, as well as RationalMed, through which medical data is integrated to affect better overall health outcomes for patients, allow Medco professionals to design with clients the plan structure that best meets the clients’ benefit cost objectives while providing an optimized benefit to members of the clients’ plans. We recognize the diverse needs of different payors as they relate to plan design and administration, and are organized into customer groups designed to work with clients to ensure Medco provides solutions that satisfy the specific needs of the clients and their respective membership.

•	Effectively managing drug utilization, a key factor in controlling drug trend, through a wide range of trend management tools, including drug utilization review programs and rules governing the conditions under which drugs are covered. We also have clinically-based programs that identify particular categories of questionable drug claims based on rules that our clients use for coverage criteria. These rules have the potential to reduce unnecessary prescription utilization.

In 2005, we administered approximately 540 million prescriptions; had net revenues in excess of $37 billion and net income of $602 million; and reported earnings before interest income/expense, taxes, depreciation and amortization, or EBITDA, of $1,350 million. See Note 9 under Item 6, “Selected Financial Data” for a further description of EBITDA and a table that reconciles net income to EBITDA. Our net income is driven by our ability to generate favorable discounts on generic prescription drugs dispensed in our mail order pharmacies, earn rebates and discounts on brand-name drugs; negotiate competitive client pricing including rebate sharing terms, administrative fees and price discounts; provide competitively-priced specialty pharmacy products and services; and provide services in a cost-efficient manner.

Business segment information is set forth in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.

Industry Overview

PBMs emerged in the 1980s, primarily to provide cost-effective drug distribution and claim processing for the healthcare industry. The PBM industry further developed with the significant growth of healthcare costs in the 1990s, as sponsors of benefit plans sought to more aggressively contain their costs. PBMs offered ways to influence both supply and demand. On the supply side, PBMs could leverage their buying power to secure purchase discounts and rebates from manufacturers and discounts from distributors, as well as generating discounts from retail pharmacies. On the demand side, PBMs could educate physicians on prescribing more cost-effective alternatives and apply various clinical techniques to encourage client membership to implement improved utilization habits, such as the use of less-expensive generic drugs and mail order.

Areas of growth for the PBM industry include increased participation in available programs and services by existing clients, with a particular focus on mail order, as well as increased focus on the dispensing of specialty drugs and participation in the Medicare Part D benefit. We believe there is an opportunity to substantially increase the use of mail order pharmacies by patients who use maintenance medications to treat chronic medical conditions.

Prescription drugs continue to be a rapidly growing component of healthcare costs in the United States. We believe the key contributors to drug trend include drug price inflation, significant advances in pharmaceutical and biotechnology research and development, the introduction of product line extensions and increased patient awareness.

Increased generic substitution is a key element of programs to reduce drug trend. Over the next five years, we estimate that patents will expire on medications representing more than $46 billion in brand-name sales. Generic substitution for drugs on which patents have expired is a significant factor in moderating drug trend. Our ability to yield significant generic substitution within a short period of time has led to an acceleration of generic drug substitution following the end of a brand-name drug’s patent protection.

Business Strategy

Upon becoming an independent company in August 2003, Medco’s leadership team outlined a strategy for growth. The first steps in the execution of this strategy included a focus on further improving Medco’s core processes and drug trend management capabilities, the implementation of a client-centric organization dedicated to meeting the needs of our diverse client base, as well as maintaining a well-governed public enterprise. We enhanced Medco’s systems development processes through improved change management and implementation programs and reliability protocols, and continued enhancement to our integrated single-platform systems architecture. We also continued to strive to become a leader in transparency with our clients and the investing public by disclosing information on rebates earned and shared with clients. Medco also recognized the importance of the specialty pharmacy industry, having created the nation’s largest specialty pharmacy based on revenues with its acquisition of Accredo in August of 2005, and invested significant resources in preparation for the 2006 Medicare Part D benefit.

Medco’s strategy includes the following:

•	Optimizing the value of generics in light of the over $46 billion in brand-name patent expirations expected over the next five years, and continued development of programs designed to further drive down the cost of prescription healthcare.

•	Mining the mail order prescription opportunity currently embedded within the retail prescription base, through enhanced communication and plan design.

•	Expanding further our specialty pharmacy model by providing new and creative services that reduce drug cost, simplify the administrative process, and further enhance patient safety and convenience.

•	Developing innovative approaches in assisting our health plan and employer clients in successfully managing the complexities of Medicare Part D.

•	Executing a new generation of clinical strategy, including innovative approaches to providing patients with world-class specialized care.

•	Further technological innovation, particularly with regard to pharmacy and Internet automation. Continuing to improve the level of service we provide, and maintaining the highest levels of safety and convenience in our mail order services.

In order for the execution of our strategy to be successful, we must respond to both the common and unique needs of our clients and other payors, and we must develop scalable yet flexible capabilities and solutions that are affordable for the various payors and profitable for us. This will include delivering high quality client and member service; leveraging our significant technology investments to drive growth, improving service and reducing costs; active pursuit of sources of growth from new clients and increased use of our value-added services, including our mail order pharmacies; and making acquisitions, forming strategic alliances, and expanding into complementary, adjacent markets.

We believe we have several competitive advantages that enable us to deliver enhanced service to clients and patients while effectively managing drug trend. These advantages include our highly automated mail order pharmacy capability; specialty pharmacy scale gained with the acquisition of Accredo; our investments in other systems technologies including the Internet; our extensive value-added programs and services offerings; and the cost-saving potential from our comprehensive generic substitution programs.

See “—Competition” below for a description of competition in the PBM industry.

Products and Services

To support our efforts to control prescription drug costs for our clients while supporting the appropriate use of prescription drugs, we offer a wide range of programs and services that help manage the cost of traditional and specialty drugs, quality and administration of prescription drug benefits.

Plan Design

Our client teams take a consultative approach to assisting clients in their development and implementation of plan designs that suit their specific needs. Each client has access to the skills of various Medco professionals, including experienced clinical, financial and information technology specialists. Each client’s success in achieving the business objectives of its pharmacy benefit ultimately depends on the benefit plan design. These designs take into account formulary, pharmacy management, mail order initiatives, specialty pharmacy, drug coverage and exclusion, cost-share options, and generic drug utilization initiatives. In 2006 and beyond, integrating Medicare Part D considerations into plan designs will become increasingly important to clients with Medicare-eligible members. Medco has designed innovative plan designs and consultative services to assist our clients in addressing this very complex government-funded program.

As an integral part of this consultative approach, our account teams use proprietary software tools that we have developed to model the effects of different plan designs based on historical data. One such tool is Medco’s EXPERxT AdvisorTM, which provides real-time plan design modeling capability for our clients. Clients can use the output from these models to judge the impact of specific plan design elements before they are implemented. In addition, our Client Solution Centers allow us to use videoconferencing technology to make Medco experts directly available to our clients, and to respond to clients more effectively. Our Client Solution Centers have helped us establish a new paradigm of client service.

The following are descriptions of key plan design elements:

Formulary Choice. A formulary is a list of plan-preferred drugs used to assist plan members and their physicians in the drug selection process. We work with our clients to develop formularies that deliver affordable access to the prescription drugs their members need to stay healthy while containing costs for our clients. Client savings are derived from our ability to support members and physicians in choosing clinically appropriate, but lower-cost alternatives, including the impact of rebates. Clients can choose from one of Medco’s standard formularies, or we can assist them in designing their own customized formulary. For standard formularies, our independent Pharmacy and Therapeutics Committee, which is further described below, reviews drugs for formulary inclusion based on clinical considerations.

Generic Options. Because generic drugs typically cost substantially less than brand-name drugs, incentives that encourage the preferential use of generic drugs, when clinically appropriate, can be an important part of a plan design. Clients can realize plan savings by implementing effective generic incentive programs in which, for example, members that choose generics instead of brand-name drugs benefit from lower co-payments.

Pharmacy Networks. Our clients can realize plan savings by carefully selecting a retail pharmacy network and by using our mail order service. In selecting a retail pharmacy network, clients generally consider the number and location of pharmacies in the network, the competitiveness of the reimbursement plan that the network offers and the quality of service and care provided to plan members.

Mail Incentive Programs. Our programs, such as Mail Advantage, combine plan design features and communications to encourage our clients’ members to use mail order for maintenance prescriptions, which patients generally take over a protracted period of time. The use of mail order provides substantial savings for our clients through better prescription pricing, formulary compliance, and superior generic substitution performance. Also, our clients’ members benefit from generally lower annual co-payments, superior dispensing accuracy and greater convenience.

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

Clinical Management

We capitalize on our clinical expertise and advanced information technology infrastructure to help reduce client costs for prescription drugs in a medically appropriate manner, while striving to improve safety and the quality of care for patients. We do this by developing action-oriented clinical programs and services based on clinical rationale reviewed by our Pharmacy and Therapeutics Committee. Our Pharmacy and Therapeutics Committee and Medical Advisory Board play an integral role in creating and administering our value-added programs and services. Our Pharmacy and Therapeutics Committee and Medical Advisory Board make decisions independently of us, and are each comprised of a distinguished independent group of clinicians. The Pharmacy and Therapeutics Committee guides us in maintaining a consistent and therapeutically appropriate approach to the clinical content of certain programs and services, including, for example, the development of formularies and coverage criteria. Our Medical Advisory Board reviews and evaluates the clinical relevance, quality and effectiveness of all our clinically oriented programs and services.

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

We perform drug utilization review (“DUR”), which is a systematic evaluation of individual and population use of prescription drugs, to identify and address over-use, under-use, and misuse of prescription drugs. We use patient profiles to perform DUR to alert pharmacists and physicians to possible issues, such as drug-drug interactions, drug-age problems, drug-pregnancy issues and opportunities to consider alternate therapies including generics and formulary preferred drugs. Concurrent DUR provides real-time online decision support for pharmacists at the time they are filling prescriptions and improves quality of care while lowering drug cost by reducing inappropriate dispensing. Retrospective DUR looks at prescription use over time to help identify and change patterns of prescribing and utilization that fail to comply with drug utilization guidelines, that are not formulary compliant, or that entail the prescribing of brand-name drugs where there may be medically appropriate generic equivalents.

We have rule-based programs that identify drug claims requiring physician review to determine whether the use or amount of certain drugs can be covered under our clients’ benefit plans. These programs reduce unnecessary costs from drugs not authorized by the plan sponsor while minimizing the impact on valid claims. The clinical basis for the criteria used to develop these rules is approved by our Pharmacy and Therapeutics Committee. Clients may choose to accept our recommendations for managing the benefit plan, or work with us to create their own program by choosing the rules optimally suited to their plan philosophy.

Health Education. We offer our clients health education programs for certain chronic conditions, to assist patients in better understanding their conditions and comply with their prescribed drug therapies. Enrolled members receive educational information and clinical support through toll-free telephone access. We focus on illnesses that have high prevalence rates and high impact on clients in terms of drug and medical costs. These illnesses include asthma, cardiovascular disease, and diabetes. Clients benefit by having an informed membership that obtains better care and potentially avoids complications and higher medical costs in the future.

Our Partners for Healthy Aging® initiative focuses on senior members and supports them with literature and drug information printed in easy-to-read, large type and with customer service representatives specially trained in senior health issues.

Clinical Services, Specialty Pharmacy. Through the Accredo acquisition and building upon our pre-existing specialty pharmacy activities, we work with the patient and the patient’s physician to implement the prescribed plan of care for a portion of our specialty pharmacy business. Each patient is assigned to a team consisting of a pharmacist, a customer service representative and a reimbursement specialist, and with certain therapies, a registered nurse. Generally, each patient’s team members specialize only in that patient’s disease and work only with payors and providers in that patient’s geographic region. In helping to implement the prescribed plan of care, we:

•	help patients understand their medication and treatment program;

•	help patients manage potential side effects and adverse reactions that may occur so that patients are less likely to discontinue therapy;

•	help coordinate backup care in the event of a medical emergency; and

•	help patients establish an inventory management and record keeping system.

In addition, we assist patients and their families in coping with a variety of difficult and emotional social challenges presented by their diseases, participate in patient advocacy organizations, assist in the formation of patient support groups, advocate legislation to advance patient interests and publish newsletters for our patients.

Pharmacy Management

One of the core features of our PBM services is the management of prescription claims.

Mail Order Service. Our mail order service is the industry’s largest in terms of the number of prescriptions dispensed. We dispensed approximately 87 million prescriptions in 2005 through our mail order pharmacies. For maintenance medications, mail order typically reduces costs for clients as a result of Medco’s purchasing scale, increased generic dispensing and higher rebates through enhanced formulary compliance. Many members prefer mail order for maintenance medications because they can receive up to a 90-day supply instead of a 30-day supply as commonly dispensed by retail pharmacies, and members also benefit from generally lower co-payments at mail order and the convenience of receiving their prescriptions in the mail. Members can place first-fill, refill and renewal orders through the mail. In addition, members can access resources necessary for first-fill prescription orders and can place refill or renewal orders easily online through our member website or through our integrated voice-response phone system.

Our mail order pharmacy infrastructure currently consists of nine PBM mail order pharmacies throughout the United States, some of which provide multiple functions. Eight of the pharmacies engage in prescription order processing activities and three of the pharmacies engage in mail order dispensing activities. In our prescription order processing centers, our pharmacists focus on “front-end” pharmacy activities such as reviewing, recording and interpreting incoming prescriptions, screening for interactions based on each patient’s drug history and medical profile, resolving benefit and clinical issues with plan sponsors and physicians and then approving and routing the prescriptions to one of our three mail order dispensing pharmacies. In the three dispensing pharmacies, including our highly automated pharmacies in Willingboro, New Jersey and Las Vegas, Nevada, we focus on distribution processes such as prescription dispensing and pre-sorting for shipment to patients by mail or courier. All nine of our PBM mail order pharmacies are electronically networked into our integrated systems platform. This approach to mail order operations allows us to optimize the value of our professional pharmacist services to meet the needs of members and ensure faster and smoother service, as well as maximize the efficiency of the dispensing function.

Accredo’s specialty pharmacy and our pre-existing specialty pharmacy facilities are dedicated to the processing of specialty drug orders and the associated dispensing. Accredo’s specialty pharmacies typically dispense a 30-day supply of biopharmaceutical medications with ancillary supplies directly to the patient or the patient’s physician in packaging specially designed to maintain appropriate temperatures. The package typically contains all of the supplies required for administration in the patient’s home or in other alternate sites. Substantially all products are processed or shipped from five primary pharmacy locations in Columbus, Ohio; Irving, Texas; Memphis, Tennessee; Nashville, Tennessee; and Pittsburgh, Pennsylvania. Accredo also maintains multiple satellite pharmacy locations across the United States. The products are primarily shipped via courier services.

Retail Pharmacy Networks. We have contractual relationships covering approximately 57,000 independent and chain retail pharmacies that have agreed to participate in one or more of our retail network options. A network offers members access to a choice of pharmacies while providing clients with cost savings through contracted discount rates that we negotiate with retail pharmacies. In general, these rates for brand-name drugs are at a discount to the average wholesale price of the drug, which is a standard pricing unit used in the industry. In addition, we determine a maximum allowable cost for each type of generic drug. Our retail pharmacy network agreements also include professional dispensing fees to be paid to the pharmacy. Clients generally select a retail pharmacy network based on the number and location of pharmacies in the network and the competitiveness of the discounts that the network offers. Pharmacies in a network also agree to follow our policies and procedures designed to enhance specific performance standards regarding patient safety and service levels. Pharmacies in the network benefit, in turn, from increased member traffic and sales.

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

Call Center Pharmacies. We operate five call center pharmacies, each of which is licensed as a pharmacy in the state in which it is located and is staffed by service representatives and pharmacists. Personnel at our call center pharmacies are available to answer questions and provide information and support to members 24 hours a day, seven days a week, for members using either our mail order service or our retail pharmacy networks. Our call center pharmacies also provide information and services to physicians and pharmacists who service our clients’ members. Service representatives and pharmacists at our call center pharmacies use advanced imaging technology and other Internet capabilities to access prescription and health information when providing service to members and assist physicians in reducing costs through dose optimization, generic substitution and the interchange from non-formulary compliant drugs to clinically equivalent formulary compliant drugs.

We have on a limited basis outsourced some call handling capabilities to third-party vendors, including the management of inbound calls from retail pharmacies. Additionally, we have initiated work-at-home programs on a limited basis where appropriate for certain of our call center and pharmacy employees.

Reimbursement Services. With Accredo’s focus on specialty drugs to treat specific chronic diseases, significant expertise has been developed in managing reimbursement issues related to the patient’s condition and treatment program. Due to the long duration and high cost of therapy generally required to treat these chronic disorders, the availability of adequate health insurance is a continual concern for chronically ill patients and their families. Generally, the payor, such as an insurance provider under a medical benefit, is contacted prior to each shipment to determine the patient’s health plan coverage and the portion of costs that the payor will reimburse. Reimbursement specialists review issues such as pre-authorization or other prior approval requirements, lifetime limits, pre-existing condition clauses, and the availability of special state programs. By identifying coverage limitations as part of an initial consultation, we can assist the patient in planning for alternate coverage, if necessary. From time to time, we negotiate with payors to facilitate or expand coverage for the chronic diseases we serve. In addition, we accept assignment of benefits from numerous payors, which substantially eliminates the claims submission process for most patients.

Physician Services

Motivating physicians to prescribe more cost-effective medications is a key objective of a number of our initiatives, including our Physician Service Center, integrated generics strategy featuring our Generics First® education and sampling program, Physicians Practice Summary Program and e-Prescribing Connectivity Program.

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

Integrated Generics Strategy. Our integrated generics strategy focuses on reducing our clients’ drug trend by increasing the use of generic medications, when clinically appropriate, in place of more expensive, brand-name medications. The strategy encompasses generic education, substitution, and interchange programs, as well other activities, including careful tracking of brand-name drugs scheduled to lose their patent protection. When patents for brand-name drugs expire, we act quickly to encourage physicians and members to change to the new generic equivalent.

We have programs that encourage the use of generics, where medically appropriate, among thousands of physicians across the country. Higher-utilization physicians receive periodic face-to-face informational visits from our specially trained pharmacists who discuss clinical guidelines for generics and facilitate the ordering of free samples of commonly prescribed generic medications from manufacturers. These pharmacists also provide educational brochures on the benefits of generics for patients in office waiting areas and exam rooms.

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

We work closely with a variety of handheld and personal computer based technology providers in recruiting new physician users. We also encourage the use of an open-access system to ensure that standardized solutions are available for varying physician office requirements. In 2001, we formed RxHub LLC with other PBMs. RxHub created a standardized electronic prescribing platform, enabling physicians to use electronic prescribing technology to link to pharmacies, PBMs and health plans.

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

Our member website provides members a broad set of features and capabilities, including:

•	the ability to process refill or renewal orders for mail service, provide resources necessary for first-fill prescriptions, as well as transfers from retail pharmacies to mail order;

•	access to prescription histories for both retail and mail order claims;

•	plan-specific drug information, including coverage guidelines and co-payment comparisons for brand-name and generic medications dispensed at either mail or retail;

•	member-specific messaging on benefit changes and updates;

•	dedicated online service representatives; and

•	a wide offering of personal health information and tools, including specialized e-health centers providing information concerning specific diseases.

Our member website, which was the first Internet pharmacy site to be certified by the National Association of Boards of Pharmacy, processed approximately 19 million prescription orders in 2005. The site also handled over 60 million member service inquiries in 2005.

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

Contractual Relationships

Our net revenues are principally derived from contracting with clients to provide prescription drugs to their members through our mail order pharmacies and our networks of contractually affiliated retail pharmacies. Our PBM client contracts provide that a client will pay for drugs dispensed to its members at specified discounts to average wholesale prices, plus the applicable dispensing fee. Both the specified discounts to average wholesale prices and the applicable dispensing fee vary based on whether the drug dispensed is a brand-name drug or generic drug or a specialty drug and whether the prescription is dispensed through a mail order or retail pharmacy. Clients may also pay an administrative fee per prescription dispensed for services we provide. These services comprise claims processing, eligibility management, benefits management, formulary compliance management, clinical and utilization management, pharmacy network management and other related customer services. Client contracts may also provide that we will share with clients a portion or all of the rebates received from pharmaceutical manufacturers.

Additionally, many of our contracts with clients contain provisions that guarantee the level of service we will provide to the client or the minimum level of rebates or discounts the client will receive. Many of our client contracts also include guaranteed cost savings. These clients may be entitled to performance penalties or the right to terminate their contracts with us if we fail to meet a service or cost guarantee we provide to them. Clients that are party to these types of contracts represented, in aggregate, over 90% of our net revenues in 2005. Our clients are generally entitled to audit our compliance with their contracts and on occasion a client or former client has claimed that it overpaid us for our services based on the results of an audit. Historically, adjustments related to these audits have not been material.

Our contracts with pharmaceutical manufacturers provide us with rebates and fees for prescription drugs dispensed through our mail order pharmacies and retail pharmacy networks, discounts for prescription drugs we purchase and dispense from our mail order pharmacies, and performance-based fees associated with certain biopharmaceutical drugs. Rebates and fees are generally calculated as a percentage of the aggregate dollar value of a particular drug that we dispensed, based on the manufacturer’s published wholesale price for that drug. Rebates and fees are invoiced to the pharmaceutical manufacturer and paid to us on a quarterly basis. Although most rebates are payable on a product by product basis, some pharmaceutical manufacturers have agreed to pay rebates in respect of any given client only if all of the specified products of the manufacturer are included on that client’s formulary. Our contracts with pharmaceutical manufacturers generally give the manufacturer the right to audit our calculation of amounts billed to them. These contracts typically provide for two types of rebates:

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

Manufacturers also make performance-based or fee-for-service payments to Accredo for the provision of services beyond those typically provided by a dispensing pharmacy. The majority of this compensation relates to care provided to indigent patients, reimbursement services or certain compliance services.

We generally share a portion of rebates with our clients based on the provisions of the applicable client contract, and may also guarantee a minimum rebate per prescription dispensed to the client’s members. In some instances, instead of rebates being passed back to clients, they are passed back to members at the point of sale. For a further discussion of the rebates we receive, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies—Critical Accounting Policies,” of this Annual Report on Form 10-K.

In addition to contracts with clients, pharmaceutical manufacturers and biopharmaceutical manufacturers, we have contractual relationships with independent and chain retail pharmacies that have agreed to participate in one or more of our retail networks. These retail pharmacies agree to dispense prescriptions for our clients’ members at discounted prices and, in exchange, we pay them for the contracted cost of drugs they dispense, net of co-payments, and an agreed upon professional fee.

Clients

We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the fiscal year ended December 31, 2005, our ten largest clients based on revenue accounted for approximately 45% of our net revenues, including UnitedHealth Group, our largest client, which represented approximately $8,800 million, or 23%, of our net revenues. None of our other clients individually represented more than 10% of our net revenues in 2005, 2004 or 2003. Our failure to retain key clients or satisfy contractual provisions with key clients could adversely affect our financial condition, business and results of operations, including the impairment or accelerated amortization of intangible assets primarily associated with the value of our client relationships at the time of our acquisition by Merck and pushed down to our consolidated balance sheets.

Mail Order Service Suppliers

We maintain an extensive inventory in our mail order pharmacies of brand-name and generic pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either directly from our primary wholesaler, AmerisourceBergen Corp., which accounted for approximately 58% of our PBM 2005 drug purchases, or from manufacturers. Most of the purchases from the primary wholesaler were for brand-name pharmaceuticals. Specialty and generic pharmaceuticals are generally purchased directly from manufacturers. Except to the extent that brand-name drugs are available to the market exclusively through the manufacturer, we believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available.

Accredo also has supply agreements with biopharmaceutical manufacturers. Accredo’s biopharmaceutical agreements generally may be canceled by either party, without cause, with 60 to 365 days prior notice. In addition, Accredo’s supplier agreements generally provide that during the term of the agreements (and, in one instance, for as much as five years after termination of the agreements), it may not distribute any competing products, or it may be limited in the types of services that it can provide with regard to competing products.

In addition, our agreements with certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer contain minimum purchasing volume commitments.

Competition

Competition in the PBM and specialty industries is intense. We compete primarily on the basis of our ability to design and administer innovative programs and services that provide a flexible, high quality, affordable prescription drug benefit management offering to our clients and their members. We believe the following factors are critical to our ongoing competitiveness:

•	Ability to effectively provide innovative plan designs focused on the specific needs of clients, patients and other payors;

•	Capability and regional and national scale to provide a fully integrated prescription benefit model, including effective mail order, retail access, specialty pharmacy, and customer service;

•	Quality and breadth of clinical services designed to provide a high level of care and compliance;

•	Proven history in managing drug trend, including the ability to negotiate favorable financial discounts and rebates from pharmaceutical manufacturers and retail pharmacies;

•	Ability to effectively administer new programs, such as the Medicare Part D, including plan design integration and consultative services;

•	Use of technology to deliver information and services to clients and members; and

•	Financial stability.

We compete with a wide variety of companies for business in client categories broadly defined as Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans.

Competitors fall into the following categories:

National Competitors. We compete with large national PBMs, such as Caremark Rx, Inc. and Express Scripts, Inc. These competitors conduct business in every market category and, like us, they have national sales and account teams, mail order pharmacies and extensive technology infrastructure. In certain instances we also compete with large retail chains, or large retail stores with in-store pharmacy operations, that are motivated to preserve their share of retail pharmacy business, and may offer their own mail order programs or otherwise seek to limit acceptance of our mail order programs.

Managed Care and Insurance Companies. We also compete with several managed care organizations, Blue Cross/Blue Shield plans and insurance companies that have their own internal full-service pharmacy benefit programs. Some of these competitors have national account capabilities and, in some cases, they may have access to greater financial, purchasing or distribution resources than we have.

Other Competitors. Because we provide a wide variety of programs and services, there are many non-PBM firms that compete with us in various aspects of our business. Some of our specialty pharmacy and member services compete with smaller firms specializing in those markets. While specialty pharmacy competition is often based primarily on price and quality of care and service, it can also be affected by the ability to develop and maintain relationships with patients and referral sources, depth of product line, technical support systems, specific patient requirements and reputation. Other firms that focus on large-scale claims processing also compete with us.

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

Among the federal and state laws and regulations that affect aspects of our business are the following:

Regulation of Our Pharmacy Operations. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Our mail order pharmacy operations consist of nine PBM mail order pharmacies, some of which provide multiple functions, are located in various states and dispense drugs throughout the United States. Eight of the pharmacies engage in prescription order processing activities and three of the pharmacies engage in mail order dispensing activities. Facilities acquired through the Accredo acquisition include three main central specialty pharmacy distribution pharmacies and 35 specialty pharmacies. In addition, we operate five call center pharmacies that provide extensive support and counseling to members using either our mail order dispensing pharmacies or our retail pharmacy networks. Each of our dispensing pharmacies, prescription processing centers and call center pharmacies must be licensed in the state in which it is located. In some of the states where our dispensing pharmacies are located, state regulations require compliance with standards promulgated by the United States Pharmacopeia, or USP, a nonprofit organization whose members represent the healthcare professions, industry, government and academia. USP creates standards in the packaging, storage and shipping of pharmaceuticals. We believe that each of our pharmacies has the appropriate licenses required under the laws of the state in which it is located and that we conduct our pharmacy operations in accordance with the laws and regulations of these states.

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

Federal agencies further regulate our pharmacy operations. Pharmacies must register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA (Food and Drug Administration) inspects facilities in connection with procedures to effect recalls of prescription drugs. The FTC (Federal Trade Commission) requires mail order sellers of goods to engage in truthful advertising and, generally, to stock a reasonable supply of the product to be sold, to fill mail orders within 30 days and to provide customers with refunds when appropriate. The U.S. Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations. The U.S. Postal Service historically has exercised this statutory authority only with respect to controlled substances. If the U.S. Postal Service restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restriction on drugs inserted in the stream of commerce. These regulations generally do not apply to the U.S. Postal Service and its operations.

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

Proposals for Direct Regulation of PBMs. Legislation directly regulating PBM activities in a comprehensive manner has been introduced recently in a number of states. These legislative initiatives have the support of associations representing independent pharmacies. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. If enacted in a state in a form that is applicable to the operations we conduct there, this type of legislation could materially adversely impact us. Georgia has enacted a statute requiring PBMs engaged in the practice of pharmacy to obtain a Georgia pharmacy license. Compliance with this statute has not had a material impact on us. South Dakota has enacted a statute requiring PBMs to be licensed as TPAs and imposing certain disclosure obligations. Medco is considering the implications of these requirements on potential business in South Dakota. Maine and the District of Columbia each has enacted a statute imposing fiduciary and disclosure obligations on PBMs. The U.S. Court of Appeals for the First Circuit has upheld the validity of the Maine law. The U.S. District Court for the District of Columbia has preliminarily enjoined enforcement of the D.C. statute.

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

Since December 1997, a number of lawsuits have been filed against us, alleging that we should be treated as a “fiduciary” under ERISA and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs. For further information on this litigation and the proposed settlement, see Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

We believe that we substantially comply with the legal requirements imposed by these laws and regulations, and that our programs do not involve practices that the OIG has questioned. However, on September 29, 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint against us alleging violations of the federal False Claims Act and asserting other legal claims. On December 9, 2003, the U.S. Attorney’s Office filed an amended complaint, which adds two former employees of the Company as defendants and, among other additional legal claims, asserts a claim against the Company under the Public Contracts Anti-Kickback Act for allegedly making improper payments to health plans to induce such plans to select us as a PBM for government contracts. On November 17, 2004, the complaint against one of our former employees was dismissed without prejudice. The government did not re-file its complaint against this former employee. See Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Ethics in Patient Referrals Law (Stark Law). Federal law prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid. Many states have adopted laws similar to the Stark Law which restrict the ability of physicians to refer patients to entities with which they have a financial relationship. The Stark Law and similar state statutes apply to our products and services, and we believe our relationships substantially comply with these laws. However, if our practices are found to violate the Stark Law or similar state statues, we may be subject to sanctions or be required to alter or discontinue some of our practices.

Regulation of Financial Risk Plans. Although the administration of fee-for-service prescription drug plans by PBMs is not subject to insurance regulation by the states, occasionally a client seeks to limit their exposure in providing prescription drug benefits. In order to provide “stop-loss” insurance to our clients who seek to limit their risk under fee-for-service drug plans, we own three insurance companies: Medco Containment Insurance Company of New Jersey; Medco Containment Insurance Company of New York (“NY”); and Medco Containment Life Insurance Company (“Life”). These subsidiary insurance companies are licensed in 49 states and the District of Columbia and are subject to extensive regulatory requirements imposed under the insurance laws of the states in which they are domiciled, as well as those in which they have obtained licenses to transact insurance business. Historically, these insurance subsidiaries only underwrite risk in connection with our own PBM services and do not represent a separate line of business. This activity was not material to our financial results. Commencing in 2006, we are utilizing the NY and Life companies for our Medicare Part D Prescription Drug Plan (“PDP”) offerings.

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

We are in compliance with Security Standards and National Employer Identifier Standards under HIPAA, and are in the process of assessing the requirements of the National Health Care Provider Identifier Standards.

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

•	Formulary Restrictions. A number of states have enacted laws that regulate the establishment of formularies by insurers, HMOs and other third-party payors. These laws relate to the development, review and update of formularies; the role and composition of pharmacy and therapeutics committees; the availability of formulary listings; the disclosure of formulary information to health plan members; and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where the non-preferred drugs are medically necessary and the formulary drugs are determined to be inappropriate. Additionally, the National Association of Insurance Commissioners is developing a model drug formulary statute, known as the Health Carrier Prescription Benefit Management Model Act, that, if widely enacted, may eventually provide more uniformity for health plans and PBMs. Among other things, the model act would address the disclosure of formulary information to health plan members, members’ access to non-preferred drugs, and the appeals process available to members when coverage of a non-preferred drug is denied by the health plan or PBM. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan clients.

•	Plan Design Restrictions. Some states have legislation that prohibits a health plan sponsor from implementing certain restrictive design features. For example, some states have enacted “freedom of choice” legislation that entitles members of a plan to prescription drug benefits even if they use non-network pharmacies. Some states are implementing rules limiting formulary flexibility. The rules may prevent plans from changing their formularies during the plan year. The rules may mandate coverage of at least two drugs per therapeutic class and limit the difference in co-payments for different tiers on a multi-tiered formulary, or mandate coverage of particular benefits or conditions. Although we operate in these states, this legislation does not generally apply directly to us, but it may apply to some of our clients that are HMOs and insurers. If other states enact similar legislation, PBMs may be less able to achieve economic benefits through health benefit management services and their services may be less attractive to clients.

•	Industry Standards for PBM Functions. The National Committee on Quality Assurance, the American Accreditation Health Care Commission, known as URAC, the Joint Commission on Accreditation of Healthcare Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by PBMs, including mail order, formulary and drug utilization management. While the actions of these bodies do not have the force of law, PBMs and many clients for PBM services seek certification from them. These bodies may influence the federal government or states to adopt requirements or model acts that they promulgate. The federal government and some states incorporate accreditation standards of these bodies, as well as the standards of the National Association

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

Medicare Prescription Drug Benefit. On December 8, 2003, President Bush signed into law H.R. 1, the “Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (P.L. 108-173) (the “Act”). The Act offers far-reaching changes to the Medicare program, including changes to the Medicare+Choice program, administrative and contracting reforms, changes to Medicare provider reimbursement and the creation of a new type of health savings account. Most notably, the Act establishes a new Medicare Part D outpatient prescription drug benefit for over 40 million Americans who are age 65 and older, the most significant change to healthcare coverage for senior citizens since the inception of Medicare nearly 40 years ago. Starting January 1, 2006, qualified beneficiaries, including senior citizens and disabled individuals, have the opportunity to enroll in Medicare Part D.

On January 28, 2006, the Centers for Medicare & Medicaid Services (“CMS”) issued final rules implementing the portions of the Act that relate to Prescription Drug Plans. We received CMS’ approval to participate in the Part D program as a national Prescription Drug Plan (“PDP”) sponsor. We support a significant number of Medco clients who have elected to continue to offer a prescription drug benefit to their Medicare-eligible members as primary coverage and receive a government subsidy. We also support our health plan clients with their Medicare Advantage programs that now include the Part D benefit, and with their PDP programs as the pharmacy benefit manager; for these product options, Medco has developed the appropriate corporate governance structure and programs to support the detailed requirements of the Medicare laws and regulations, including a Medicare Compliance Office that oversees the Part D compliance and Fraud Waste and Abuse (“FWA”) program, and a Medicare Policy Committee. The Medicare Compliance and FWA Plan is designed to monitor all aspects of Part D activities and measure compliance-related performance in accordance with CMS guidelines, including issuance of corrective actions as necessary. The Medicare Compliance and FWA Plan incorporates FWA components consistent with applicable regulations. CMS has issued a proposed “Part D Program to Control Fraud Waste and Abuse” guidance recently. Medco’s Part D compliance program will reflect the new requirements and fully integrate FWA-related components, in accordance with the final guidance.

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

Federal Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws targets false claims and fraudulent billing activities. One of the most significant is the federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. On September 29, 2003, the U.S. Attorney’s office for the Eastern District of Pennsylvania filed a complaint against us alleging violations of the federal False Claims Act and similar state laws and asserting other legal claims. See Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Health Management Services Regulation. All states regulate the practice of medicine and the practice of nursing. We believe our nurses in our specialty pharmacy business are properly licensed in the state in which they practice. We believe that the activities undertaken by our nurses comply with all applicable laws or rules governing the practice of nursing or medicine. However, a federal or state regulatory authority may assert that some services provided by a PBM, including us, constitute the practice of medicine or the practice of nursing and are therefore subject to federal and state laws and regulations applicable to the practice of medicine and/or the practice of nursing.

Employees

As of December 31, 2005, we had approximately 14,800 full-time employees and approximately 500 part-time employees, including approximately 2,100 Accredo full-time employees and approximately 100 Accredo part-time employees. Approximately 42% of our employees are represented by labor organizations. None of Accredo’s employees are represented by a labor union. Collective bargaining agreements covering these employees expire at various dates through October 2009. Specifically, approximately 5,100 employees at our facilities in Florida, Nevada, New Jersey, Ohio, Pennsylvania, Texas and Washington are subject to collective bargaining with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO (American Federation of Labor – Congress of Industrial Organizations); approximately 650 employees at our Nevada call center and New Jersey claims processing and card production facilities are covered by collective bargaining agreements with the Retail, Wholesale and Department Store Union, U.F.C.W. (United Food and Commercial Workers); approximately 300 pharmacists at our Columbus, Ohio pharmacy facility are represented by the Association of Managed Care Pharmacists; approximately 160 pharmacists at our Willingboro, New Jersey pharmacy are represented by the Guild for Professional Pharmacists; and approximately 110 maintenance and quality response technicians at our Willingboro, New Jersey pharmacy are represented by the International Union of Operating Engineers, AFL-CIO. Contracts for approximately 1,750 employees covered by collective bargaining agreements are scheduled to expire in 2006. Also, negotiations are continuing for a successor agreement to a contract that expired in September 2005, which covers approximately 550 employees. We have not experienced any work stoppages in more than eight years and consider our relations with our employees and their unions to be good.

Available Information

Medco files annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document Medco files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Medco’s electronic SEC filings are available to the public at http://www.sec.gov.

Medco’s SEC filings are also available to the public through The New York Stock Exchange, 20 Broad Street, New York, New York 10005. Medco’s common stock is listed on the NYSE and trades under the symbol “MHS.”

Medco’s public Internet site is http://www.medco.com. Medco makes available free of charge, through the Investor Relations page of its Internet site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Medco also makes available, through the Investor Relations page of its Internet site, statements of beneficial ownership of Medco’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. In addition, Medco currently makes available on the Investor Relations page of its Internet site, its most recent proxy statement and its most recent annual report to stockholders.

Information contained on Medco’s Internet site, or that can be accessed through its Internet site, does not constitute a part of this Annual Report on Form 10-K. Medco has included its Internet site address only as an inactive textual reference and does not intend it to be an active link to its Internet site.

Item 1A. Risk Factors.

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the PBM and specialty pharmacy industries, and other legal, regulatory and economic developments. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K.

Risks Relating to Our Business

We may fail to realize the anticipated synergies, cost savings and other benefits expected from our 2005 acquisition of Accredo.

Our acquisition of Accredo requires the integration of two companies that had previously operated independently. Achieving the benefits of the merger will depend in part upon meeting the challenges inherent in the successful combination of two business enterprises of the size and scope of Medco and Accredo and the possible resulting diversion of management attention for an extended period of time. There can be no assurance that such challenges will be met and that such diversion will not negatively impact our long-term operations.

Any delays encountered in the transition process could have a material adverse effect upon our revenues, level of expenses, operating results and financial condition. Although we expect significant benefits to result from the acquisition, such as increased cost savings and incremental sales opportunities, there can be no assurance that we will realize the full value of these anticipated benefits.

We may incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of Accredo with those of Medco. There are a large number of systems that we continue to integrate, including information management, purchasing, operations, accounting and finance, sales, billing, fixed asset and lease administration systems and regulatory compliance. While we have assumed that a certain amount of expenses would be incurred, factors beyond our control could affect the total amount or the timing of all of the expected integration expenses. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost and revenue synergies related to the integration of the businesses.

Medco is a defendant in two qui tam cases in which the federal government has intervened, and a separate qui tam case that remains under seal, as well as antitrust and other suits, any of which could limit its business practices and have a material adverse effect on its business, financial condition, liquidity and operating results.

Medco is a defendant in a lawsuit filed by the U.S. Attorney’s Office for the Eastern District of Pennsylvania, alleging violations of the federal False Claims Act and asserting other legal claims, including a claim against Medco under the Anti-Kickback Law for allegedly making improper payments to health plans to induce such plans to select Medco as a PBM for government contracts. The lawsuit originated as two qui tam, or whistleblower, complaints, which are currently pending with the government’s complaint-in-intervention. The government has alleged, among other things, that Medco canceled and later re-entered prescriptions in order to avoid violating contractual guarantees regarding prescription dispensing turnaround times in its mail order pharmacies; dispensed fewer pills than reported to the patient and charged clients based on the reported number of units dispensed; favored the products of certain manufacturers, including Merck, over less expensive products; and engaged in improper pharmacy practices. Sanctions for violating the False Claims Act include liability for treble damages, as well as mandatory civil penalties for each separate claim. Sanctions for violating the Anti-Kickback Law may include criminal and civil sanctions, substantial monetary fines and exclusion from participation in federal health care programs. Although the government’s lawsuit has been settled with respect to injunctive, or non-monetary, relief, the U.S. Attorney’s Office for the Eastern District of Pennsylvania is seeking to impose monetary damages and fines that could have a material adverse effect on Medco’s business, financial condition, liquidity and operating results. Trial is set for June 6, 2006. At the request of the court, the parties are currently engaged in mediation process with a federal judge.

Medco has been informed that it is named as one of various defendants in another qui tam complaint alleging that Medco conspired to defraud the Medicare and Medicaid programs in violation of the False Claims Act, as well as various state laws relating to false claims. This complaint remains under seal. Medco has not seen and does not know the identity of the relator or the other defendants or the time period at issue. On January 21, 2005, Medco received a subpoena from the OIG requesting certain documents that may relate to this qui tam complaint. After discussions with the government, Medco has agreed to turn over documents subject to negotiated protections. Medco does not know when the government will decide whether to intervene in support of any or all of the allegations. In January 2005, Medco also received a letter from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information about Medco’s Medicare Coordination of Benefits “COB” recovery program. Medco has also received a letter from the Texas Attorney General’s office requesting information on how Medco processes Medicaid subrogation requests on behalf of its clients. Medco has complied with the request.

In addition to the government lawsuit and the qui tam complaint that remains under seal, Medco has been sued by several private plaintiffs, challenging its business practices and seeking various types of relief. These suits have been instituted based on various legal theories, including antitrust law and breach of contract.

Medco and Merck are also defendants in four antitrust lawsuits. Two of these lawsuits are purported class actions brought in federal court and assert claims for violation of the Sherman Act. The plaintiffs in one case seek to represent a national class of retail pharmacies that have contracted with Medco, and the plaintiffs in the other case seek to represent a class of independent retail pharmacies that have contracted with Medco. One of these actions alleges that Medco has conspired with plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The other alleges that Medco and Merck have engaged in price fixing and other unlawful concerted actions with others to restrain trade in the dispensing and sale of prescription drugs and have conspired with plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs in each action allege that, through the alleged concerted action or conspiracy, as the case may be, Medco and Merck have engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs seek treble damages and injunctive relief.

The third antitrust suit was brought against Medco and Merck in a California state court and asserts claims for violations of California antitrust law and California law prohibiting unfair business practices. The plaintiffs seek to represent a class of all California pharmacies and pharmacists that have contracted with Medco and indirectly purchased prescription drugs from Merck. The complaint copies verbatim many of the allegations that the U.S. Attorney’s Office for the Eastern District of Pennsylvania has made, as described above. The plaintiffs also allege, among other things, that Medco has failed to maintain an open formulary, and that Medco and Merck failed to prevent nonpublic information received from competitors of Medco and Merck from being disclosed to each other. As a result, the plaintiffs allege, Medco has been able to increase its market share and artificially reduce the level of reimbursement to the class members, and, in addition, the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with Medco have been fixed and raised above competitive levels. The fourth antitrust suit which was filed in California federal court, relies upon factual allegations substantially similar to the California state court action discussed above. In this action, the plaintiff retail pharmacies seek to represent a national class of pharmacies that have contracted with Medco, and assert claims, under the Sherman Act and a California law prohibiting unfair business practices.

Medco also is the defendant in a breach of contract suit brought in New Jersey state court by one of its former clients. In another breach of contract suit brought in Alabama state court, the plaintiff which seeks to represent a national class of independent retail pharmacies that have contracted with Medco under a formula that included the AWP as a method of reimbursement.

Medco entered into an indemnification and insurance matters agreement with Merck in connection with the spin-off. To the extent that Medco is required to indemnify Merck for liabilities arising out of a lawsuit pursuant to the terms of that agreement, if Merck is required to make any payments in connection with such a lawsuit, Medco would need to make indemnification payments to Merck in amounts that could be material to Medco, in addition to any amounts that Medco may be required to pay directly as a result of such a lawsuit.

The various lawsuits and inquiries described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry, including the PBM industry and its practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in Congress and in state legislatures, and investigations and public statements by law enforcement officials. These factors contribute to the uncertainty regarding the possible course and outcome of the proceedings discussed above. Medco is unable to predict the outcome of any of these lawsuits or inquiries. While Medco believes it has acted appropriately in its business practices, an adverse outcome in any one of the lawsuits described above could result in material fines and damages; material changes to Medco’s business practices; loss of (or litigation with) clients; and other penalties. An adverse outcome in any one of these lawsuits or as a result of any of these inquiries could have a material adverse effect on Medco’s business, financial condition, liquidity and operating results.

Pending and threatened litigation challenging some of Medco’s important business practices could significantly affect Medco’s ability to obtain rebates and could materially limit Medco’s business practices.

Medco and Merck are defendants in six federal lawsuits filed in the U.S. District Court for the Southern District of New York, alleging, among other things, that Medco should be treated as a “fiduciary” under the provisions of ERISA (the Employee Retirement Income Security Act of 1974) and that Medco has breached fiduciary obligations under ERISA in connection with Medco’s development and implementation of formularies, preferred drug listings and intervention programs. Medco and Merck agreed to settle these lawsuits on a class action basis to avoid the significant cost and distraction of protracted litigation. Under a settlement among Medco, Merck and the plaintiffs in five of these six cases, to which the trial court has granted final approval, Medco and Merck have agreed to pay $42.5 million, and Medco has agreed to change or to continue certain specified business practices for a period of five years. The settlement does not involve the release of any potential antitrust claims. The Court of Appeals has sent the settlement back to the District Court for additional findings.

Medco and Merck are defendants in other lawsuits asserting claims under ERISA. For example, in one, the plaintiff seeks to represent a class of all participants and beneficiaries of ERISA plans that required participants to pay a percentage co-payment on prescription drugs. The effect of the release under the settlement discussed above on this action has not yet been determined. In addition, Medco and Merck are defendants in two proposed class actions brought by trustees of two other benefit plans, which have elected to opt out of the settlement. The allegations in these actions are similar to those in the cases discussed above.

Another lawsuit, commenced by a former client of Medco’s, relies on allegations similar to those in the ERISA cases discussed above, as well as allegations specific to the plaintiff, which has elected to opt out of the settlement referred to above. The action includes claims under ERISA, New Jersey consumer protection law and contract claims. The plaintiff seeks compensatory, punitive and treble damages, as well as rescission and restitution of revenues that were allegedly improperly received by Medco. The plaintiff in this lawsuit has also filed an action against Merck, which relies on allegations similar to those in the ERISA cases discussed above and in the case filed by this plaintiff against Medco. The complaint asserts claims that Merck violated federal and state racketeering laws, tortiously interfered with the plaintiff’s contract with Medco, and was unjustly enriched. The plaintiff seeks, among other things, compensatory damages of approximately $35 million, treble damages, and restitution of revenues that were allegedly improperly received by Merck. All of the ERISA actions discussed above have been consolidated in the U.S. District Court for the Southern District of New York.

Medco and Merck are defendants in another proceeding, initially filed in California state court, which is also based on allegations similar to those in the ERISA cases discussed above and which also relies on a California law prohibiting unfair business practices. The plaintiff, who purports to sue on behalf of the general public of California, seeks injunctive relief and disgorgement of the revenues that were allegedly improperly received by Medco and Merck. This case was removed to the U.S. District Court for the Southern District of California and later transferred to the U.S. District Court for the Southern District of New York and consolidated with the ERISA cases pending there.

Medco and Merck are involved in litigation in West Virginia state court with the West Virginia Public Employees Insurance Agency, or PEIA, and the State of West Virginia. Initially, Medco filed a declaratory judgment action asserting Medco’s right to retain certain cost savings under its agreement with PEIA. Shortly thereafter, the State of West Virginia and PEIA filed a separate lawsuit against Medco and Merck, premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, conspiracy, tortious interference, unjust enrichment, accounting fraud and breach of contract. The State of West Virginia and PEIA sought civil penalties, compensatory and punitive damages and injunctive relief. Thereafter, in the declaratory judgment action, PEIA filed a counterclaim, and the State of West Virginia, which was joined as a party, filed a third-party complaint against Medco and Merck, raising the same allegations asserted by PEIA and the State of West Virginia in their separate lawsuit. Medco and Merck filed a motion to dismiss the separate lawsuit against them, and also filed a motion to dismiss the counterclaim and third-party complaint filed in the declaratory judgment action. These motions were granted in part, and PEIA has filed an amended counterclaim and third-party complaint, seeking to reassert its fraud claims and restate certain of its other claims.

Medco is the defendant in a lawsuit in New Jersey state court filed by a former client, which asserts claims for violation of fiduciary duty under state law; breach of contract; negligent misrepresentation; unjust enrichment; violations of certain District of Columbia laws regarding consumer protection and restraint of trade; and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims, and restitution.

Accredo and an 80%-owned subsidiary of Accredo sold clotting factor to a third-party pharmacy that is the subject of a state agency audit. On January 20, 2006, the agency issued a preliminary assessment of its findings, which included allegations of overbilling and false claims. Since that time, Accredo has been involved in a dialogue with the agency and is in the process of providing additional information and documents for the agency to consider in connection with its ultimate findings.

Accredo and two of its officers are defendants in a class action lawsuit filed in the United States District Court for the Western District of Tennessee. Certain Accredo officers and former directors are defendants in a related stockholders derivative suit filed in the Circuit Court of Shelby County, Tennessee. Plaintiffs in the class action lawsuit allege that the officer’s actions and omissions constitute violations of various sections of the Securities Exchange Act of 1934. Plaintiffs in the derivative suit allege that the officers and former directors have breached their fiduciary duty to Accredo.

Many of these lawsuits, investigations and audits challenge some of Medco’s important business practices, and an adverse determination could significantly negatively affect Medco’s ability to obtain rebates and otherwise materially limit Medco’s business practices. Many of these lawsuits also seek damages in unspecified amounts, which could be material, and some seek treble or punitive damages or restitution of profits, any of which could be material in amount. In addition, to the extent that Medco is required to indemnify Merck for liabilities arising out of a lawsuit and Merck is required to make any payments in connection with such a lawsuit, Medco would need to make indemnification payments to Merck in amounts that could be material to Medco, in addition to any amounts that Medco may be required to pay directly as a result of such a lawsuit. While Medco believes that it has acted appropriately in its business practices, the outcome of each of these lawsuits is uncertain, and an adverse determination in any one of them could result in material damages or restitution and could have a material adverse effect on Medco’s business, financial condition, liquidity and operating results.

Competition in our industry is intense and could impair our ability to attract and retain clients.

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

We compete based on innovation and service, as well as on price. To attract new clients and retain existing clients, we must continually develop new products and services to assist clients in managing their pharmacy benefit programs. We may not be able to develop innovative products and services, including new Medicare Part D offerings that are attractive to clients. Moreover, although we need to continue to expend significant resources to develop or acquire new products and services in the future, we may not be able to do so. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to market our PBM services to clients successfully at our current levels of profitability.

If we do not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline.

We have contractual relationships with pharmaceutical manufacturers that provide us purchase discounts on drugs dispensed from our mail order pharmacies and rebates on brand-name prescription drugs dispensed through mail order and retail. These discounts and rebates are generally passed on to clients in the form of steeper price discounts and rebate pass-backs. Without purchase discounts and rebates from pharmaceutical manufacturers, we would not have been profitable in each of 2005, 2004 and 2003.

Some of our arrangements with pharmaceutical manufacturers, which typically have terms of three to ten years, are terminable by the manufacturer upon notice of 180 days or less, and manufacturer rebates often depend on our ability to meet contractual market share or other requirements. Pharmaceutical manufacturers have also increasingly made rebate payments dependent upon our agreement to include a broad array of their products in our formularies.

Rebates on drugs on which patents are expected to expire over the next several years currently contribute significantly to our earned rebates. Over the next five years, we estimate that patents will expire on medications representing more than $46 billion in brand-name sales. As these patents expire, the introduction of generic products may substantially reduce the market share of the brand-name drugs and the rebates manufacturers provide to us for including their brand-name drugs in the formularies we manage. We may also not be able to negotiate rebates for new brand-name drugs comparable to those rebates we earn on brand-name drugs on which patents are expected to expire. We generally earn higher margins on generic drugs dispensed by our mail order pharmacies than we earn on brand-name drugs. However, manufacturers of newly-introduced generic drugs sometimes benefit from an exclusive marketing period, generally six months, during which we may be unable to earn these higher margins. The typically higher margins we earn on generic drugs and the rebates we earn by adding newly-approved, brand-name drugs to our formularies may not offset any decline in rebates for brand-name drugs on which patents expire.

Competitive pressures in the PBM industry have also caused us and many other PBMs to share with clients a larger portion of the rebates received from pharmaceutical manufacturers and to increase the discounts offered to clients. For further information regarding our margins, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

Our ability to sustain the level of our gross margins depends to a significant degree upon our ability to earn purchase discounts and rebates at levels at least equivalent to those in prior years, and our ability to mitigate the impacts of steeper drug price discounts and rebate pass-backs to clients with other fees and new revenue sources, as well as gains in operating efficiencies. Our margins may decline as we attract larger clients, who typically have greater bargaining power than smaller clients. Similarly, the amount of rebates that we earn may decline if pharmaceutical manufacturers decrease the amount of rebates they offer.

Changes in existing federal or state laws or regulations or in their interpretation by courts and agencies or the adoption of new laws or regulations relating to patent term extensions, rebate arrangements with pharmaceutical manufacturers, as well as some of the formulary and other services we provide to pharmaceutical manufacturers, could also reduce the discounts or rebates we receive and harm our business, financial condition, liquidity and operating results.

Failure to retain key clients could result in significantly decreased revenues and could harm our profitability.

Our largest client, UnitedHealth Group, represented approximately $8,800 million, or 23%, of our net revenues during 2005. Our current agreement with UnitedHealth Group has an initial term ending December 31, 2009 and, at UnitedHealth Group’s option, may be extended for two additional years ending December 31, 2011. Although none of our other clients individually represented more than 10% of our net revenues in 2005, our top 10 clients as of December 31, 2005, including UnitedHealth Group, represented approximately 45% of our net revenues during 2005.

Our larger clients frequently distribute requests for proposals and seek bids from other PBM providers, as well as us, before their contracts with us expire. In addition, a client that is involved in a merger or acquisition with a company that is not a client may not renew, and in some instances may terminate, its PBM contract with us.

If several of our large clients terminate, cancel or do not renew their agreements with us or stop contracting with us for some of the services we provide because they accept a competing proposal or because they are involved in a merger or acquisition, and we are not successful in generating new sales with comparable operating margins to replace the lost business, our revenues and results of operations could suffer.

Failure to satisfy contractual obligations to clients could require us to pay performance penalties and could result in the termination of their contracts.

Many of our contracts with clients contain provisions that guarantee the level of service we will provide or the minimum level of rebates or discounts the client will receive. Many of our client contracts also include guaranteed cost savings from our utilization management programs. An increase in drug costs, if the result is an overall increase in the cost of the drug plan to the client, may prevent us from satisfying contractual obligations under which we have guaranteed certain cost savings or minimum levels of rebates or discounts. Additionally, these clients may be entitled to performance penalties or the right to terminate their contracts with us if we fail to meet a service, rebate or cost savings guarantee we provide to them. Clients that are party to these types of contracts represented, in aggregate, over 90% of our net PBM revenues in 2005.

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

We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our mail order pharmacies and our ability to participate in federal and state healthcare programs. We also continue to enter into detailed and complex contractual obligations. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations and contractual obligations. Although we believe that we are substantially compliant with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Our specialty pharmacy business is highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or grow our revenues.

The majority of the IVIG (intravenous immunoglobulin) and blood clotting factor products sold through our specialty pharmacy business were purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our specialty segment revenue and profitability from our relationships with Biogen Idec, Inc., Genzyme Corporation, GlaxoSmithKline, Inc., MedImmune, Inc. and Genentech, Inc.

Our agreements with these suppliers are short-term and cancelable by either party without cause on 60 to 365 days prior notice. These agreements also generally limit our ability to handle competing drugs, or provide services related to competing drugs, during and, in some cases, after the term of the agreement, but allow the supplier to distribute through channels other than us. Further, these agreements provide that pricing and other terms of these relationships be periodically adjusted for changing market conditions or required service levels. Any termination or modification to any of these relationships could have a material adverse effect on a significant portion of our business, financial condition and results of operations.

The ability of our Specialty Pharmacy segment to grow our specialty pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients.

The Accredo Health, Incorporated component of our specialty pharmacy segment has 23 primary products. It focuses almost exclusively on a limited number of complex and expensive drugs that serve small patient populations, primarily with the following disease states:

•	Hemophilia, Autoimmune Disorders and Primary Immunodeficiency Disease

•	Pulmonary Arterial Hypertension

•	Multiple Sclerosis

•	Gaucher Disease

•	Growth Hormone-Related Disorders

•	Respiratory Syncytial Virus, or RSV

Due to the small patient populations that use the drugs that our specialty pharmacy business handles, our future growth is dependent on expanding our base of drugs. Further, a loss of patient base or reduction in demand for any reason of the drugs we currently handle could have a material adverse effect on a significant portion of our specialty pharmacy business, financial condition and results of operations.

The terms and covenants relating to our existing indebtedness could adversely impact our economic performance.

Like other companies that incur debt, we are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. Our credit facility, accounts receivable financing facility and the indenture governing our senior notes contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including a total debt to EBITDA ratio and debt service coverage ratios. Our continued ability to borrow under our credit facility and accounts receivable financing facility is subject to our compliance with such financial and other covenants. In the event that we were to fail to satisfy these covenants, we would be in default under the credit facility, accounts receivable financing facility and indenture, and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

As of December 31, 2005, we had outstanding borrowings of approximately $1,181 million bearing interest at variable rates. Increases in interest rates on variable rate indebtedness would increase our interest expense and adversely affect our earnings.

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

Our product and professional liability insurance policies are expected to cover individual claims of up to $40 million. Because of the difficulty in obtaining, as well as the high cost of commercial insurance coverage, our retained liability has been established at levels that require certain self insurance reserves to cover potential claims. In the future, we will be processing any claims that are included in self insured retention levels through a captive insurance company. A successful product or professional liability claim in excess of our insurance coverage could harm our financial condition and results of operations. For example, a prescription drug dispensing error could result in a patient receiving the wrong or incorrect amount of medication, leading to personal injury or death. Misinformation from one of our call center pharmacies or our websites could also lead to adverse medical conditions. Our business, financial condition and results of operations could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope of any applicable contractual indemnity or insurance coverage. We believe that the claims described in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are unlikely to be covered by insurance.

The success of our business depends on maintaining a well-secured business and technology infrastructure.

We are dependent on our infrastructure, including our information systems for many aspects of our business operations. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data. Our business and operations may be harmed if we do not maintain our business processes and information systems, and the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, failure to protect such information or mitigate any such breaches may adversely affect our operating results. Malfunctions in our business processes, breaches of our information systems or the failure to maintain effective and up-to-date information systems could disrupt our business operations, result in customer and member disputes, damage our reputation, expose us to risk of loss or litigation, result in regulatory violations, increase administrative expenses or lead to other adverse consequences.

The use of personal health information in our business is regulated at federal, state and local levels. These laws and rules change frequently and developments often require adjustments or modifications to our technology infrastructure. Noncompliance with these regulations could harm our business, financial condition and results of operations.

Changes in technology could cause our products and services to become obsolete and, as a result, we may lose clients and members.

We rely heavily on our technology, which is subject to rapid change and evolving industry standards. For example, automated dispensing for mail order, online pharmacies and electronic prescribing are among the recent technological innovations of our industry. To be successful, we must adapt to this rapidly evolving market by continually improving the responsiveness, functionality and features of our products and services to meet our clients’ changing needs. We may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our clients and might lack sufficient resources to continue to make the necessary investments in technology to compete with our competitors. Without the timely introduction of new products and enhancements that take advantage of the latest technology, our products and services could become obsolete over time and we could lose a number of our clients and members.

Any disruption of, or failure in, either of our two automated pharmacies or our data centers could significantly reduce our ability to process and dispense prescriptions and provide products and services to our clients.

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

We had over $2.7 billion of recorded intangible assets, net, on our consolidated balance sheet as of December 31, 2005. Our gross intangible assets increased by $794 million primarily as a result of the Accredo acquisition. The majority of our intangible assets were created at the time of the Merck acquisition of Medco in 1993, and represents the value of client relationships at the time of acquisition. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients that were in the client base at time of acquisition. If the carrying amount of the assets exceeds the undiscounted pre-tax expected cash flows from the remaining client base, we would be required to record a non-cash impairment charge to our statement of income in the amount the carrying value of these assets exceeds the discounted expected future cash flows from these clients. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of clients that were in the client base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated statement of income. In 2004, we were notified of the loss of the Independence Blue Cross and the Federal Employees Health Benefit Plan accounts, which resulted in a reduction of the intangible asset weighted average useful life from 35 years to 23 years, with the annual amortization expense increasing to $180 million in 2004 from $94 million in 2003. An intangible asset impairment charge, or a reduction of amortization lives, could have a material adverse effect on our earnings and stockholders’ equity in the periods recorded and could adversely affect the price of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Use of Estimates and Critical Accounting Policies–Critical Accounting Policies” included in Part II, Item 7 of this Annual Report on Form 10-K.

The anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.

Our certificate of incorporation and bylaws and various provisions of the DGCL may make it more difficult to effect a change of control of our company or remove incumbent officers and directors. The existence of these provisions may adversely affect the price of our common stock, discourage third parties from making a bid to acquire our company or reduce any premium paid to our shareholders for their common stock. Our Board of Directors has authority to issue up to 10,000,000 shares of “blank check” preferred stock and to attach special rights and preferences to this preferred stock. The issuance of this preferred stock may make it more difficult for a third party to acquire control of us.

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

Risks and uncertainties regarding the implementation and effects of the Medicare Part D prescription drug benefit.

On December 8, 2003, President Bush signed into law H.R. 1, the “Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (P.L. 108-173) (the “Act”). The Act offers far-reaching changes to the Medicare program, including changes to the Medicare+Choice program, administrative and contracting reforms, changes to Medicare provider reimbursement, and the creation of a new type of health savings account. Most notably, the Act establishes a new Medicare Part D outpatient prescription drug benefit for over 40 million Americans who are age 65 and older, or disabled the most significant change to healthcare coverage for beneficiaries since the inception of Medicare nearly 40 years ago. Seniors have had the opportunity to enroll in Medicare Part D since January 1, 2006. The Medicare Part D prescription benefit could make policies or plans less valuable to beneficiaries and reduce the total market for PBM services. Moreover, our clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the Part D benefit may outweigh any opportunities for new business generated by the new benefit. We are not yet able to assess the impact that Medicare Part D will have on our clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members. Although we have been approved by CMS as a national Medicare Part D prescription drug plan sponsor, we are not yet in a position to predict the impact of such participation on our business, financial condition or results of operations.

At least one Medicaid program has adopted, and other Medicaid programs, some states and some commercial payors may adopt, those aspects of the Act that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of average sale price in lieu of average wholesale price as the measure for determining reimbursement by state Medicaid programs for the drugs sold in our specialty pharmacy business could materially reduce the revenue and gross margins of the specialty business.

In order to deal with budget shortfalls, some states are attempting to create state administered prescription drug discount plans, to limit the number of prescriptions per person that are covered and to raise Medicaid co-pays and deductibles, and are proposing more restrictive formularies and reductions in pharmacy reimbursement rates. For example, California’s Medicaid program, Medi-Cal, recently adopted a plan that shifted away from use of acquisition cost plus 1% and instead uses average sales price plus 20% for blood clotting factor products. This reduction and any further reductions in the reimbursement from Medi-Cal could adversely impact revenues and profitability from the sale of drugs by our specialty pharmacy business to patients covered by Medi-Cal. Any reductions in amounts reimbursable by other government programs for specialty pharmacy services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition, liquidity and operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own or lease 111 facilities throughout the United States. We believe our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our existing facilities contain an aggregate of approximately 3,400,000 square feet. Our corporate headquarters office is located in Franklin Lakes, New Jersey and accommodates our executive, financial, legal, and clinical support staff.

Our mail order pharmacy infrastructure consists of nine PBM mail order pharmacies throughout the United States, some of which provide multiple functions. Eight of the pharmacies engage in prescription processing activities, three of the pharmacies engage in prescription dispensing activities, and two engage in specialty pharmacy activities. In our prescription processing pharmacies, we receive and record prescriptions, conduct clinical reviews, contact physicians to resolve any questions and then approve and route the prescriptions to one of our three mail order dispensing pharmacies. In the three dispensing pharmacies, two of which are our automated pharmacies in Willingboro, New Jersey and Las Vegas, Nevada, we dispense the medication and then pre-sort for shipment to members by mail or courier. We also operate five call center pharmacies with access 24 hours a day, seven days a week to respond to calls from our clients, their members, retail pharmacists and physicians.

Our specialty pharmacy business provides an enhanced level of personalized service to patients taking specialty medicines. Facilities acquired through the Accredo acquisition include three main central specialty pharmacy distribution pharmacies, three main claims processing operations, a data center and 35 specialty pharmacies.

The following table provides summary information on our principal facilities with square feet in excess of 50,000:

Location	Owned/ Leased	Approximate Square Footage	Type
Franklin Lakes, NJ	Owned	652,000	Corporate headquarters
Montvale, NJ	Leased	142,000	Corporate office
Waukesha, WI	Leased	52,000	Corporate office
Fair Lawn, NJ	Leased	77,000	Data center
Willingboro, NJ	Owned	271,000	Automated dispensing pharmacy
Las Vegas, NV	Owned	215,000	Prescription processing pharmacy, automated dispensing pharmacy
Columbus, OH	Owned	135,000	Prescription processing pharmacy, dispensing pharmacy, Medco specialty pharmacy
Tampa, FL	Leased	143,000	Prescription processing pharmacy
Fairfield, OH	Owned	100,000	Prescription processing pharmacy
Fort Worth, TX	Leased	83,000	Prescription processing pharmacy
Tampa, FL	Leased	124,000	Call center pharmacy
Dublin, OH	Leased	92,000	Call center pharmacy
Irving, TX	Leased	62,000	Call center pharmacy, Medco specialty pharmacy
Memphis, TN	Leased	233,000	Office park, including a specialty pharmacy, data center and claims processing operations

Insurance

We maintain insurance coverage with such deductibles and self-insurance that management considers adequate for our needs under current circumstances, including product and professional liability coverage of $40 million per individual claim. Such coverage reflects market conditions (including cost and availability) existing at the time coverage is written. Because of the difficulty in obtaining, as well as the high cost of commercial insurance coverage, our retained liability has been established at levels that require certain self insurance reserves to cover potential claims. In the future, we will be processing any claims that are included in self insured retention levels through a captive insurance company. Our PBM operations, including for example the dispensing of prescription drugs by our mail order pharmacies, may subject us to litigation and liability for damages. Historically, we have not had any product or professional liability claims that have exceeded our insurance coverage amount, and any claims have not been material. We believe that our insurance coverage protection for these types of claims is adequate. However, we might not be able to maintain our professional and general liability insurance coverage in the future, and insurance coverage might not be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect on our financial condition and results of operations. We believe that most of the claims described in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are unlikely to be covered by insurance. See Part I, Item 1A, Risk Factors—Risks Relating to Our Business—”We may be subject to liability claims for damages and other expenses that are not covered by insurance.”

Item 3. Legal Proceedings.

A description of certain legal proceedings to which we are a party is contained in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol MHS. The following table sets forth the range of high and low common stock market prices for fiscal 2005 and 2004:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2005
High	$57.95	$55.00	$55.00	$48.72
Low	$46.40	$47.25	$47.47	$40.15

2004
High	$40.35	$37.50	$38.00	$39.25
Low	$29.40	$29.58	$32.20	$30.90

On February 22, 2006, the closing market price of our common stock on the NYSE was $57.20 and there were 140,019 shareholders of record.

On August 22, 2005, we announced that our Board of Directors had authorized a stock repurchase program to purchase up to $500 million of our common stock in the open market over the next two years. During fiscal year 2005 we repurchased approximately 7.7 million shares at a cost of $407.3 million. On December 7, 2005, we announced that our Board of Directors approved a $1 billion increase over two years to the existing share repurchase program, bringing the total value of the current program to $1.5 billion. The following is a summary of our stock repurchase activity for the three months ended December 31, 2005:

Fiscal Period	Shares Purchased as Part of a Publicly Announced Program(1)	Average Price per Share(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(3) (in thousands)
Balance at September 24, 2005			$1,430,914
Fiscal October 2005	4,500	$52.03	$1,430,680
Fiscal November 2005	3,214,746	$51.93	$1,263,732
Fiscal December 2005	3,111,367	$54.97	$1,092,698

Fourth quarter 2005 totals	6,330,613	$53.43	$1,092,698

Note:

(1)	All shares purchased were part of a publicly announced program.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended December 31, 2005.
(3)	The amounts in the table above reflect the remaining authorized purchases based on the increase in the authorized repurchases approved on December 7, 2005.

In January 2006, we repurchased approximately 0.2 million shares at an average price per share of approximately $56.30. As of February 28, 2006, we could spend approximately $1.08 billion for future additional share repurchases under the plan.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth in the discussion under the caption “Ownership of Securities” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed in April 2006.

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial and operating data. The selected historical financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K ($ and volumes in millions, except for per share data and EBITDA per adjusted prescription data):

As of and for Fiscal Years Ended	December 31, 2005(1) (2)	December 25, 2004	December 27, 2003(3)	December 28, 2002(3)	December 29, 2001(3)
Consolidated statement of income data:
Product net revenues(4)	$37,455.0	$35,024.4	$33,913.1	$32,573.0	$28,709.3
Service revenues	415.9	327.5	351.4	385.5	361.3

Total net revenues(4)	37,870.9	35,351.9	34,264.5	32,958.5	29,070.6

Cost of operations:
Cost of product net revenues(4)	35,827.8	33,496.6	32,552.7	31,483.9	27,601.1
Cost of service revenues	100.2	132.8	189.7	173.8	185.6

Total cost of revenues(4)	35,928.0	33,629.4	32,742.4	31,657.7	27,786.7
Selling, general and administrative expenses	757.6	676.4	686.4	587.7	578.4
Amortization of goodwill	—	—	—	—	106.9
Amortization of intangibles	192.5	179.9	94.3	84.9	84.9
Interest and other (income) expense, net	39.9	59.9	12.7	7.9	(4.6)

Total cost of operations	36,918.0	34,545.6	33,535.8	32,338.2	28,552.3

Income before provision for income taxes	952.9	806.3	728.7	620.3	518.3
Provision for income taxes	350.9	324.7	302.9	258.7	261.7

Net income	$602.0	$481.6	$425.8	$361.6	$256.6

Earnings per share data:(5)
Basic earnings per share	$2.09	$1.77	$1.58	$1.34	$0.95
Shares used in computing basic earnings per share	288.1	271.9	270.1	270.0	270.0
Diluted earnings per share	$2.05	$1.75	$1.57	$1.34	$0.95
Shares used in computing diluted earnings per share	293.5	274.7	270.8	270.0	270.0

As of and for Fiscal Years Ended	December 31, 2005(1) (2)	December 25, 2004	December 27, 2003(3)	December 28, 2002(3)	December 29, 2001(3)
Pro forma presentation assuming SFAS 142 was in effect for all periods:(6)
Pro forma income before provision for income taxes	$952.9	$806.3	$728.7	$620.3	$625.2
Provision for income taxes	350.9	324.7	302.9	258.7	261.7

Pro forma net income	$602.0	$481.6	$425.8	$361.6	$363.5

Pro forma basic earnings per share	$2.09	$1.77	$1.58	$1.34	$1.35
Pro forma diluted earnings per share	$2.05	$1.75	$1.57	$1.34	$1.35
Consolidated balance sheet data:
Working capital(7)	$1,300.1	$1,675.9	$1,155.0	$1,171.5	$724.4
Goodwill	$5,152.3	$3,310.2	$3,310.2	$3,310.2	$3,310.2
Intangible assets, net	$2,741.6	$2,140.6	$2,320.5	$2,414.8	$2,499.7
Total assets	$13,703.0	$10,541.5	$10,263.0	$9,922.5	$9,251.8
Total debt(8)	$1,469.4	$1,192.9	$1,396.1	$—	$—
Deferred tax liabilities	$1,213.8	$1,030.2	$1,177.5	$1,197.7	$1,154.2
Total stockholders’ equity	$7,724.2	$5,719.4	$5,080.0	$6,635.6	$6,268.3
Supplemental information:
EBITDA(9)	$1,350.3	$1,243.7	$1,035.7	$885.6	$836.6
EBITDA per adjusted prescription(9)	$1.89	$1.83	$1.50	$1.24	$1.22
Net cash provided by operating activities	$1,040.8	$711.5	$1,123.9	$470.3	$658.8
Net cash used by investing activities	$(1,186.3)	$(101.9)	$(119.1)	$(240.4)	$(330.2)
Net cash used by financing activities	$(111.8)	$(102.6)	$(380.7)	$(231.8)	$(340.9)
Prescriptions administered	540.1	502.9	532.0	548.2	537.2
Retail	452.8	415.2	453.9	466.5	462.5
Mail order	87.3	87.7	78.1	81.7	74.7
Adjusted prescriptions(10)	714.1	678.3	688.2	711.6	686.6

Notes to Selected Financial Data:

(1)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.
(2)	The consolidated statement of income data for 2005 includes the results of operations of Accredo Health, Incorporated (“Accredo”) commencing August 18, 2005, the date of acquisition.
(3)	The consolidated statement of income data for 2003, 2002 and 2001 include expense allocations relating to various services provided to us by Merck. See Note 15, “Business Transactions with Merck during the Merck Ownership Period,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(4)	Includes retail co-payments of $7,436 for 2005, $6,773 for 2004, $6,850 for 2003, $6,457 for 2002 and $5,537 for 2001.
(5)	In May 2002, we converted from a limited liability company wholly-owned by Merck to a corporation, then wholly-owned by Merck, and issued 270,000,000 shares of $0.01 par value common stock. The financial information for fiscal 2002 and fiscal 2001 reflects this transaction as if it had occurred as of the beginning of fiscal 2001.
(6)	Effective December 30, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), under which we ceased amortizing goodwill. This pro forma financial information presents the impact of adopting SFAS 142 as if it had been adopted for the period prior to that date. The December 31, 2005, December 25, 2004, December 27, 2003 and the December 28, 2002 financial results already reflect the adoption of SFAS 142 and therefore no pro forma adjustment is necessary.
(7)	Calculated as current assets less current liabilities.

(8)	We had no debt outstanding prior to August 12, 2003.
(9)	EBITDA consists of earnings before interest income/expense, taxes, depreciation and amortization. We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of our EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription reflects the level of efficiency in the business and is affected by changes in prescription volumes between retail and mail, as well as the relative representation of brand-name, generic and specialty drugs.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

For Fiscal Years Ended	December 31, 2005(a)		December 25, 2004		December 27, 2003		December 28, 2002		December 29, 2001
Net income	$602.0		$481.6		$425.8		$361.6		$256.6
Add (deduct):
Interest and other (income) expense, net	39.9	(b)	59.9	(c)	23.7	(d)	7.9	(e)	(4.6)
Provision for income taxes	350.9	(f)	324.7		302.9		258.7		261.7
Depreciation expense	165.0		197.6	(g)	189.0	(g)	172.5		131.1
Amortization expense	192.5		179.9		94.3		84.9		191.8

EBITDA	$1,350.3		$1,243.7		$1,035.7		$885.6		$836.6

Adjusted prescriptions(h)	714.1		678.3		688.2		711.6		686.6

EBITDA per adjusted prescription	$1.89		$1.83		$1.50		$1.24		$1.22

(a)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.
(b)	2005 includes the write-off of deferred debt issuance costs amounting to $2.7 million associated with a debt refinancing for the Accredo acquisition and accelerated term loan pay downs.
(c)	2004 includes the write-off of deferred debt issuance costs amounting to $5.5 million associated with a debt refinancing.
(d)	2003 excludes a one-time gain of $11 million from the sale of a minority equity investment in a nonpublic company.
(e)	2002 includes approximately $11 million of interest rate swap termination costs and expensed debt issuance costs.
(f)	2005 includes a $25.7 million non-recurring tax benefit recorded in the third quarter related to adjustments to Medco’s net deferred tax liabilities associated with an enacted change in a state income tax law and the receipt of a favorable state income tax ruling.
(g)	For 2004 and 2003, this includes accelerated depreciation of $24.5 million and $13.3 million, respectively, associated with facility closures that took place in 2004.
(h)	Estimated adjusted prescription volume equals the majority of mail order prescriptions multiplied by 3, plus retail prescriptions. These mail order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
(10)	See (9) (h) above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are one of the nation’s largest pharmacy benefit managers, and we provide sophisticated traditional and specialty pharmacy benefit programs and services for our clients, members of client-funded benefit plans, and individual patients. Our business model requires collaboration with retail pharmacies, physicians and, particularly in specialty pharmacy, Medicare, Medicaid and other payors such as insurers. Our programs and services help control the cost and enhance the quality of the prescription drug benefit. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail order pharmacies, as well as through our specialty pharmacy operation, which became the nation’s largest specialty pharmacy based on revenues with the acquisition of Accredo Health, Incorporated (“Accredo”) on August 18, 2005 (the “Accredo acquisition”). When the term “mail order” is used, we mean Medco’s traditional pharmacy mail order operations, and subsequent to the Accredo acquisition, we mean Medco’s traditional pharmacy mail order operations, as well as Accredo’s specialty pharmacy operations. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. Our clients are generally entities that provide a pharmacy benefit to their underlying membership, such as members of their plan or their employees, as examples. We have been an independent, publicly traded enterprise since we were spun off by Merck & Co., Inc. (“Merck”) on August 19, 2003. From November 18, 1993 until the spin-off, we were a wholly-owned subsidiary of Merck.

We operate in a competitive market as clients seek to control the growth in the cost of providing prescription drug benefits. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name drugs and increases in the number of prescriptions utilized, including the introduction of new products from brand-name pharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention throughout the United States as they contribute to the rise in the national cost of healthcare. Our business model is designed to reduce this rate of drug trend for our PBM clients, whose drug trend has declined steadily to 5.4% in 2005, compared to 8.5% in 2004 and 10.2% in 2003. Specialty drug spending is growing at more than 20% each year and provides us with further opportunity to reduce overall drug trend for our clients and specialty payors.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients are paramount to our success; the retention of these clients and winning new clients poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive generic utilization from the over $46 billion in expected patent expirations from 2006 through 2010, our ability to continue to provide innovative and competitive clinical and other services to our clients and patients, including our active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry.

On August 18, 2005, we acquired all of the outstanding common stock of Accredo Health, Incorporated (“Accredo”), as further described in Note 3, “Acquisitions of Businesses,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Key Indicators Reviewed By Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail order revenue; adjusted prescription volume; generic dispensing rate; gross margin percentage; diluted earnings per share; Specialty Pharmacy segment operating income; Earnings before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—Liquidity and Capital Resources—EBITDA” further below in this Item 7 for a definition of EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance. These measures are also reflective of the success of our execution of strategic objectives.

2005 Financial Performance Summary

Our net income increased 25.0% to $602 million and diluted earnings per share increased 17.1% to $2.05 in 2005. These increases reflect higher generic dispensing rates, improved service margins, the addition of Accredo, a non-recurring income tax benefit of $25.7 million in the third quarter of 2005, and the inclusion of 53 weeks in fiscal 2005 compared with 52 weeks in fiscal 2004. The diluted weighted average shares outstanding were 293.5 million for 2005 and 274.7 million for 2004, representing an increase of 6.8%. This increase results from shares issued in connection with the Accredo acquisition and the effect of stock options partially offset by the purchase of 7.7 million shares of stock in connection with the share repurchase program announced on August 22, 2005. Accredo’s results were dilutive to 2005 earnings by $0.03 per share.

Net revenues increased 7.1% to $37,871 million in 2005. This increase reflects higher prices charged by pharmaceutical manufacturers and higher retail volumes, including the effect of new clients and the extra week of volume in fiscal 2005, as well as the Accredo acquisition, partially offset by higher generic dispensing rates. The higher generic dispensing rates, which contribute to lower costs for clients and their members, resulted in a reduction of approximately $1,960 million in net revenues for 2005. Total prescription volume, adjusted for the difference in days supply between mail and retail, increased by 5.3% to 714.1 million for 2005 as a result of the aforementioned higher retail volumes and the extra week in fiscal 2005. The mail order penetration rate on an adjusted basis declined to 36.6% for 2005, compared to 38.8% for 2004, reflecting the higher retail volumes and the loss of a large mail order only client at the end of 2004.

Our generic dispensing rate increased to 51.5% in 2005 compared to 46.3% in 2004 as a result of significant drugs that have lost patent protection at the end of 2004 and additional patent expirations during 2005. Brand-name pharmaceutical rebates increased for 2005 as a result of improved formulary management and compliance, and favorable pharmaceutical manufacturer rebate contract revisions, partially offset by decreased brand-name prescription volume. The percentage of rebates shared with clients increased to approximately 74% in 2005, compared to approximately 56% in 2004. This percentage increase primarily relates to a higher representation of clients participating in transparent pricing arrangements whereby a greater portion of rebates are shared in exchange for other elements of pricing, including higher claims processing administrative fees. Our service margin improved in 2005 as compared with 2004, reflecting these increased client and other administrative and service revenues.

The increase in overall gross margin to 5.1% in 2005 from 4.9% in 2004 was driven by our increased generic dispensing rate and higher gross margins experienced in our specialty pharmacy business, as well as the higher service margin, partially offset by the net effect of higher client rebate sharing levels.

Selling, general and administrative expenses of $758 million for 2005 increased from 2004 by $81 million, or 12.0%. The increase reflects Accredo expenses of $57 million, Medicare Part D preparation expenses of $18 million, the favorable closure of an operating tax exposure of $16 million recorded as a non-recurring item in 2004, $10 million in increased legal fees, litigation expenses of $8 million related to the Ohio State Teachers Retirement System settlement charge recorded in the fourth quarter of 2005, and various other increased expenses of $3 million including the effect of the extra week in fiscal 2005. These were partially offset by the effect of decreased litigation expenses of $21 million related to the multistate taskforce of attorneys general settlement charge recorded in 2004, and higher 2004 branding campaign expenses of $10 million.

Amortization of intangible assets of $193 million for 2005 increased $13 million compared to 2004, primarily associated with the intangible assets acquired in the Accredo acquisition. Interest and other (income) expense, net, of $40 million decreased $20 million in 2005 compared to 2004. The variance primarily reflects higher interest income from higher average daily cash balances and higher interest rates.

Key Financial Statement Components

Consolidated Statements of Income. Our net revenues are comprised primarily of product net revenues and are derived from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail order pharmacies, and are recorded net of certain discounts, rebates and guarantees payable to clients. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. Service revenues consist principally of administrative fees and clinical program fees earned from clients and other non-product related revenues, sales of prescription services and data to pharmaceutical manufacturers and other parties, and performance-oriented fees paid by specialty pharmacy manufacturers. For further details see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cost of revenues is comprised primarily of cost of product net revenues and is principally attributable to the dispensing of prescription drugs. Cost of product net revenues for prescriptions dispensed through our network of retail pharmacies includes the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks. Our cost of product net revenues relating to drugs dispensed by our mail order pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. The operating costs of our call center pharmacies are also included in cost of product net revenues. In addition, cost of product net revenues includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, costs associated with member communication materials, and certain information acquisition costs.

Selling, general and administrative expenses reflect the costs of operations dedicated to overall corporate governance and general management, generating new sales, maintaining existing client relationships, managing clinical programs, enhancing technology capabilities, directing pharmacy operations, performing reimbursement activities, finance, legal and other staff activities.

Interest and other (income) expense, net, primarily includes interest expense on our senior unsecured term loan facility, senior notes, and accounts receivable financing facility, net of interest rate swap agreements on $200 million of the senior notes, partially offset by interest income generated by overnight deposits and short-term investments in marketable securities.

Consolidated Balance Sheets. Our key assets include cash and short-term investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the accumulation of positive cash flows from our operations. Accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. The accounts receivable balances also represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail order pharmacies, including fees due to us, net of allowances for doubtful accounts and contractual allowances, and any applicable rebate liabilities or payments due to clients under guarantees. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Inventories reflect the cost of prescription products held for dispensing by our mail order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Fixed assets include investments in our corporate headquarters, mail order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses and client rebate pass-back liabilities. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck, goodwill for the excess of the Accredo purchase price over net assets acquired, and intangible assets recorded from our acquisition of Accredo.

Our primary liabilities include claims and other accounts payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered, amounts payable for mail order prescription inventory purchases, and reclassified net client rebate pass-back liabilities. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of a senior unsecured term loan facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any material off-balance sheet financing arrangements.

Our stockholders’ equity includes an offset for net unearned compensation, representing the market value at the time of grant of restricted stock and restricted stock units granted to our employees and directors less the amount of compensation expense amortized over the associated vesting period. Stockholders’ equity as of December 31, 2005 also includes an offset for treasury stock purchases under our share repurchase program announced on August 22, 2005.

Consolidated Statements of Cash Flows. An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Special Pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle.

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

Prior to the spin-off, Merck managed our cash, which was reflected in our consolidated statements of cash flows in intercompany transfer from (to) Merck. We have managed our own cash and investments since the spin-off. Our cash primarily includes time deposits with banks or other financial institutions. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.

Ongoing cash outflows are associated with expenditures to support our mail order, retail pharmacy network operations, call center pharmacies and other selling, general and administrative functions. The largest components of these expenditures include mail order inventory purchases, payments to retail pharmacies, rebate and guarantee payments to clients, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. Share repurchases and acquisitions also represent an occasional cause of cash outflows.

Client-Related Information

Revenues from UnitedHealth Group, which is currently our largest client, amounted to approximately $8,800 million, or 23% of our net revenues in 2005, $6,500 million, or 18%, of our net revenues in 2004, and approximately $6,100 million, or 18%, of our net revenues in 2003. The increase in 2005 reflects the inclusion of Oxford Health Plans, Inc., which was a pre-existing Medco client that was acquired by UnitedHealth Group in 2004, under the UnitedHealth Group contract effective January 2005. None of our other clients individually represented more than 10% of our net revenues in 2005, 2004 or 2003.

Segment Discussion

As a result of our acquisition of Accredo, we now have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs to our clients and their members, either through our networks of contractually affiliated retail pharmacies or our mail order pharmacies. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the consolidated statements of income effective with the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included in our PBM business. We define the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable, and which require elevated patient support. When dispensed, these products frequently require a significant amount of ancillary administration equipment, special packaging, and a much higher level of patient-oriented customer service than is normally required in the PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, with a smaller but growing percentage of PBM clients as payors.

The Specialty Pharmacy segment was formed as a result of the Accredo acquisition on August 18, 2005 in response to a management desire to manage the acquired business together with our pre-existing specialty pharmacy activity as a separate business from our PBM operations. This acquisition complimented our pre-existing Medco specialty pharmacy operations, which were evolving beginning in 2004 and, to a greater extent in 2005.

The PBM segment is measured and managed on an integrated basis, and there is no distinct measurement that separates the performance and profitability of mail order and retail. We offer fully integrated PBM services to virtually all of our PBM clients and their members. The PBM services we provide to our clients are generally delivered and managed under a single contract for each client. PBM rebate contracts with pharmaceutical manufacturers of brand-name drugs are negotiated on an enterprise-wide level based on our consolidated retail and mail order prescription volumes. We believe the level of rebates we are able to negotiate is significantly enhanced by our substantial mail order volume because we are able to achieve a higher level of formulary compliance in mail order than in retail. As a result, although the rebate contracts generate rebates on retail and mail order prescriptions equally on the basis of drug cost, it is not practicable to determine the true value of rebates earned specifically on retail or mail order prescription volume.

Both the PBM and the Specialty Pharmacy segments operate in one geographic region, which includes the United States and Puerto Rico.

As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco’s PBM operations as a single segment for purposes of making decisions about resource allocations and in assessing our performance.

Results of Operations

The following table presents selected comparative results of operations and volume performance ($ and volumes in millions):

For Fiscal Years Ended	December 31, 2005(1) (2)	Increase (Decrease)		December 25, 2004	Increase (Decrease)		December 27, 2003
Net Revenues
Retail product(3)	$23,436.5	$1,804.2	8.3%	$21,632.3	$(1,028.8)	(4.5)%	$22,661.1
Mail order product	14,018.5	626.4	4.7%	13,392.1	2,140.1	19.0%	11,252.0

Total product(3)	$37,455.0	$2,430.6	6.9%	$35,024.4	$1,111.3	3.3%	$33,913.1

Client and other service revenues	244.2	96.4	65.2%	147.8	(5.1)	(3.3)%	152.9
Manufacturer service revenues	171.7	(8.0)	(4.5)%	179.7	(18.8)	(9.5)%	198.5

Total service	415.9	88.4	27.0%	327.5	(23.9)	(6.8)%	351.4

Total net revenues(3)	$37,870.9	$2,519.0	7.1%	$35,351.9	$1,087.4	3.2%	$34,264.5

Cost of Revenues
Product(3)	$35,827.8	$2,331.2	7.0%	$33,496.6	$943.9	2.9%	$32,552.7
Service	100.2	(32.6)	(24.5)%	132.8	(56.9)	(30.0)%	189.7

Total cost of revenues(3)	$35,928.0	$2,298.6	6.8%	$33,629.4	$887.0	2.7%	$32,742.4

Gross Margin(4)
Product	$1,627.2	$99.4	6.5%	$1,527.8	$167.4	12.3%	$1,360.4
Product gross margin percentage	4.3%	(0.1)%		4.4%	0.4%		4.0%
Service	$315.7	$121.0	62.1%	$194.7	$33.0	20.4%	$161.7
Service gross margin percentage	75.9%	16.4%		59.5%	13.5%		46.0%
Total gross margin	$1,942.9	$220.4	12.8%	$1,722.5	$200.4	13.2%	$1,522.1
Gross margin percentage	5.1%	0.2%		4.9%	0.5%		4.4%

Volume Information
Retail	452.8	37.6	9.1%	415.2	(38.7)	(8.5)%	453.9
Mail order	87.3	(0.4)	(0.5)%	87.7	9.6	12.3%	78.1

Total volume	540.1	37.2	7.4%	502.9	(29.1)	(5.5)%	532.0

Adjusted prescriptions(5)	714.1	35.8	5.3%	678.3	(9.9)	(1.4)%	688.2

Adjusted mail order penetration(6)	36.6%	(2.2)%		38.8%	4.8%		34.0%

Generic dispensing rates	51.5%	5.2%		46.3%	2.5%		43.8%

(1)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.
(2)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition.
(3)	Includes retail co-payments of $7,436 million for 2005, $6,773 million for 2004 and $6,850 million for 2003.
(4)	Defined as net revenues minus cost of revenues.
(5)	Estimated adjusted prescription volume equals the majority of mail order prescriptions multiplied by 3, plus retail prescriptions. These mail order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
(6)	The percentage of adjusted mail order prescriptions to total adjusted prescriptions.

Net Revenues. The $1,804 million increase in retail net revenues in 2005 is primarily attributable to volume increases. Retail volume increased 9.1% in 2005, with a 13.1% increase from new clients and increased utilization, including 2.1% from the extra week of volume in fiscal 2005, partially offset by a 4.0% decline from client terminations. Retail net revenues also reflect higher levels of rebate sharing with clients, further discussed in the gross margin section, as well as a decrease of approximately $1,410 million from a greater representation of generic drugs in 2005, which are more steeply discounted for our clients than brand-name drugs. These were offset by higher prices charged by pharmaceutical manufacturers, including the effect of new and higher-cost brand-name drugs.

The $1,029 million decrease in retail net revenues in 2004 was primarily attributable to volume declines. Retail volume decreased 8.5% in 2004 and reflects a 12.0% reduction resulting from client terminations and lower prescription drug utilization from plan design changes in support of mail order, partially offset by an increase of 3.5% from new client volumes. Retail net revenues also reflect higher levels of rebate sharing with clients as well as a decrease from a greater representation of generic drugs, partially offset by higher prices charged by pharmaceutical manufacturers.

The $626 million increase in mail order net revenues in 2005 reflects the addition of the Accredo business and higher prices charged by pharmaceutical manufacturers. This was partially offset by higher levels of rebate sharing with clients and a $550 million decrease from a higher representation of generic drugs, as well as a slight volume decrease. Mail order volume decreased 0.5% in 2005, with a 13.9% decline resulting from client terminations including the loss of a large mail order only client at the end of 2004, offset by an increase of 13.4% primarily from higher utilization for clients with plan designs favoring the use of mail order and new client volumes, including 1.9% from the extra week of volume in fiscal 2005. Mail order penetration on an adjusted basis was 36.6% for 2005, below the 38.8% for 2004, reflecting the increased retail volume.

The $2,140 million increase in mail order net revenues in 2004 reflects volume increases and higher prices charged by pharmaceutical manufacturers, partially offset by higher levels of rebate sharing with clients, as well as a decrease from a higher representation of generic drugs. Mail order volume increased 12.3% in 2004 with 17.0% higher utilization from plan design changes encouraging the use of mail order as well as volumes from new clients, partially offset by a 4.7% decrease from client terminations. Client plan design changes drove an increase in mail order penetration on an adjusted basis to 38.8% in 2004 from 34.0% in 2003.

Our generic dispensing rate increased to 51.5% in 2005, compared to 46.3% in 2004 and 43.8% in 2003. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.

Service revenues of $416 million increased $88 million in 2005 as a result of higher client and other service revenues of $96 million partially offset by lower manufacturer service revenues of $8 million. The higher client and other service revenues reflect higher claims processing administrative fees, including higher fees on a per prescription basis as compensation for higher rebate-sharing arrangements with our clients, and the aforementioned overall higher retail volumes, as well as client revenues generated from our clinical programs, Medicare discount card administrative and enrollment fees, and other fees. The lower manufacturer revenues result from the termination of a manufacturer-sponsored patient assistance program at the end of 2004 partially offset by Accredo manufacturer service fees of $15 million.

Service revenues of $328 million declined $24 million in 2004 as a result of lower manufacturer service revenues of $19 million and lower client and other service revenues of $5 million. The lower manufacturer service revenues were primarily due to the termination of certain manufacturer contracts. The decrease in client and other service revenues was attributable to lower client administrative fees resulting from decreased fees on a per prescription basis and lower retail volumes, offset by other client program revenues, and Medicare discount card administrative and enrollment fees.

Gross Margin. Our client contracts include several pricing variables, such as price discounts for brand-name drugs, generic drugs and specialty drugs, separate price discounts for mail order and retail prescriptions, fees for various administrative and clinical services, and terms regarding levels of rebate sharing and other guarantees. Clients have varied preferences regarding the pricing model best suited to their needs, and we negotiate these variables to generate an appropriate aggregate level of gross margin. As an example, certain clients may prefer a transparent model whereby more rebates are shared in exchange for higher fees or lower price discounts, while others may prefer steeper price discounts in exchange for lower rebates. We experienced a year-over-year decline in rebate retention reflecting changes in the pricing composition within our contracts, resulting from client contract renewals for approximately 85% of our book of business over the past two years, and the loss of a large mail order client at the end of 2004 which had steeper price discounts and guarantees in lieu of rebate sharing. Gross margin reflects these changes, as well as changes in the generic drug representation, mail or retail composition in our prescription base, and specialty drug content.

Our product gross margin percentage was 4.3% in 2005 and 4.4% in 2004, with 2005 including four months of Accredo product gross margin. The rate of change in cost of product net revenues was consistent with the rate of change in product net revenues for 2005. The consistent rates reflect higher prescription prices charged by pharmaceutical manufacturers offset by the greater utilization of lower-cost generic products, higher purchasing discounts and operational efficiencies, as well as productivity yielded from our investments in pharmacy and call center technologies. These factors are partially offset in our gross margin percentage by the higher levels of rebate sharing with our clients. The slightly lower product gross margin percentage in 2005 from 2004 also reflects the effect of increased retail volumes with slightly lower mail order volume and the significant level of client contract renewals.

Our product gross margin percentage improved to 4.4% in 2004 from 4.0% in 2003. The lower rate of increase in the cost of product net revenues compared with product net revenues is principally due to higher mail order volumes and greater utilization of lower-cost generic products, operational efficiencies, productivity yielded from our investments in pharmacy and Internet technologies, and increased brand-name pharmaceutical rebates. Our total cost of revenues reflects $27 million in 2004 and $46 million in 2003, primarily for additional depreciation and other facility closing costs associated with management decisions in 2003 to realign pharmacy operations.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $3,233 million in 2005, $3,005 million in 2004 and $2,970 million in 2003, with formulary rebates representing 50.8%, 47.3% and 49.6% of total rebates, respectively. The increase in rebates earned in 2005 reflects improved formulary management and patient compliance, and favorable pharmaceutical manufacturer rebate contract revisions, partially offset by decreased brand-name prescription volume. The increase in rebates earned in 2004 reflects the achievement of certain market share requirements in pharmaceutical manufacturer rebate contracts, partially offset by lower brand-name prescription volume. We retained approximately $855 million or 26.5% of total rebates in 2005, $1,324 million or 44.1% in 2004, and $1,593 million or 53.6% in 2003. The gross margin effect of overall higher rebate sharing levels is partially mitigated by other elements of pricing including higher claims processing, administrative and other client service fees, higher generic dispensing rates, and increased specialty drug volumes.

The service gross margin percentage improved to 75.9% in 2005 from 59.5% in 2004. This variance reflects the increase in service revenues of 27.0% driven by the aforementioned client and other service revenue increases and Accredo manufacturer revenues, partially offset by the termination of a manufacturer-sponsored patient assistance program, as well as a decrease in cost of service revenues of 24.5%. The decrease in cost of service revenues is primarily related to the terminated patient assistance program, which yielded only marginal profitability. The service gross margin percentage improved to 59.5% in 2004 from 46.0% in 2003, reflecting service revenue decreases of 6.8%, as discussed in the above net revenue analysis, and decreases in cost of service revenues of 30.0%. The decrease in cost of service revenues reflects lower prescription information acquisition costs.

The following table presents additional selected comparative results of operations ($ in millions):

For Fiscal Years Ended	December 31, 2005(1) (2)	Increase (Decrease)		December 25, 2004	Increase (Decrease)		December 27, 2003
Gross margin	$1,942.9	$220.4	12.8%	$1,722.5	$200.4	13.2%	$1,522.1
Selling, general and administrative expenses	757.6	81.2	12.0%	676.4	(10.0)	(1.5)%	686.4
Amortization of intangibles	192.5	12.6	7.0%	179.9	85.6	90.8%	94.3
Interest and other (income) expense, net	39.9	(20.0)	(33.4)%	59.9	47.2	N/M *	12.7

Income before provision for income taxes	952.9	146.6	18.2%	806.3	77.6	10.6%	728.7
Provision for income taxes	350.9	26.2	8.1%	324.7	21.8	7.2%	302.9

Net income	$602.0	$120.4	25.0%	$481.6	$55.8	13.1%	$425.8

(1)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.
(2)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition.
*	Not meaningful as a percentage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $758 million for 2005 increased from 2004 by $81 million, or 12.0%. This increase reflects Accredo expenses of $57 million, Medicare Part D preparation expenses of $18 million, the favorable closure of an operating tax exposure of $16 million recorded as a non-recurring item in 2004, $10 million in increased legal fees, increased litigation expenses of $8 million related to the Ohio State Teachers Retirement System settlement charge recorded in the fourth quarter of 2005, and various other increased expenses of $3 million including the effect of the extra week in fiscal 2005. These were partially offset by the effect of decreased litigation expenses of $21 million related to the multistate taskforce of attorneys general settlement charge recorded in 2004 and higher 2004 branding campaign expenses of $10 million.

Selling, general and administrative expenses for 2004 of $676 million decreased from 2003 by $10 million, or 1.5%. This decrease reflects lower corporate severance costs of $22 million associated with the streamlining of certain corporate functions, the aforementioned $16 million favorable closure of an operating tax exposure, reduced expenses for client and third-party litigation of $15 million and other reduced expenses of $4 million. These are partially offset by the aforementioned $21 million recorded in 2004 for the state Attorneys General settlement, as well as increased legal fees of $16 million and the aforementioned branding campaign expenses of $10 million.

Amortization of Intangibles. Amortization of intangible assets of $193 million for 2005 increased by $13 million from 2004, primarily reflecting the additional intangible amortization associated with the intangible assets acquired in the Accredo acquisition. Amortization of intangible assets of $180 million for 2004 increased $86 million from 2003 resulting from a re-evaluation of the useful life of the intangible asset that arose in connection with our acquisition by Merck in 1993. In the first quarter of 2004, we were notified of client decisions to transition their business to other PBMs by the end of 2004. Because these clients were in our client base at the time of the Merck acquisition and therefore were included in the recorded intangible asset, we re-evaluated the weighted average useful life of the asset. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net for 2005 decreased $20 million from 2004. The variance results from higher interest income of $25 million partially offset by higher interest expense of $5 million. The higher interest income is attributable to higher average daily cash balances resulting from positive operating cash flows and higher interest rates in 2005. The higher interest expense reflects elevated debt levels from a debt refinancing related to the Accredo acquisition and higher interest rates on floating rate debt. The 2005 interest expense includes the write-off of $2.7 million of previously deferred debt issuance costs associated with the debt refinancing and discretionary term loan pay downs. Total debt amounted to $1,469 million as of December 31, 2005 compared to $1,193 million as of December 25, 2004. The estimated weighted average interest rate on our indebtedness was approximately 5.7% for 2005 compared to 4.7% for 2004 due to increases in the London Interbank Offered Rate (“LIBOR”) on our outstanding debt.

Interest and other (income) expense, net for 2004 increased $47 million from 2003. The increase reflects higher 2004 interest expense of $40 million and a one-time gain of $11 million from the sale in 2003 of a minority equity investment in a nonpublic company, partially offset by higher 2004 interest income of $4 million. The interest expense variance reflects interest on the debt incurred in connection with the spin-off in August of 2003 and includes a $5.5 million write-off of previously deferred debt issuance costs as the original term loan debt was extinguished and refinanced in March of 2004. The weighted average borrowing rate of the debt outstanding was approximately 4.7% in 2004 and 5.1% in 2003.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) decreased to 36.8% in 2005 compared with 40.3% in 2004 and 41.6% in 2003. The 2005 reduction reflects a $25.7 million non-recurring tax benefit recorded in the third quarter of 2005 associated with a reduction in our marginal state income tax rate resulting primarily from an enacted change in a state income tax law and the receipt of a favorable state income tax ruling. A reduction in our marginal state income tax rate creates a benefit via a corresponding reduction of our net deferred tax liabilities principally from our net intangible assets, partially offset by our deferred tax assets primarily from client rebates payable and other accruals. In addition, and largely as a result of state filing positions available as a stand alone taxpayer as opposed to filing as a member of the Merck consolidated group, the Company expects to achieve additional state income tax savings some of which relate to state income tax payables provided for at the spin-off date from Merck. To the extent that these state tax savings are realized, they will be recorded as a reduction of state income taxes at the time approval is received from the respective state taxing jurisdiction or the applicable statute of limitation has expired.

The 2004 reduction results from the completion during the second quarter of 2004 of a post spin-off study of our state tax position for the apportionment of our income based on our business activities and tax strategies existing as of the date of the spin-off as a stand-alone taxpayer. The study included formalization of our state income tax position through rulings from and discussions with taxing authorities in key selected states.

Net Income and Earnings per Share. Net income as a percentage of net revenues was 1.6% in 2005, 1.4% in 2004 and 1.2% in 2003, as a result of the aforementioned factors.

Basic earnings per share increased 18.1% for 2005. The weighted average shares outstanding were 288.1 million for 2005 and 271.9 million for 2004. Diluted earnings per share increased 17.1% for 2005. The diluted weighted average shares outstanding were 293.5 million for 2005 and 274.7 million for 2004. The increase in the weighted average shares outstanding and diluted weighted average shares outstanding reflect approximately 24 million shares issued in August 2005 for the Accredo acquisition, as well as the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options, partially offset by the repurchase of 7.7 million shares.

Specialty Segment. As a result of our acquisition of Accredo on August 18, 2005, we have two reportable segments, PBM and Specialty Pharmacy. Prior to the Accredo acquisition, Medco’s pre-existing specialty pharmacy operations were managed as a part of the overall PBM business. For fiscal years 2005, 2004 and 2003, Medco has identified the revenues associated with the specialty pharmacy business based on a data extract of sales for the specialty product set. Specialty Pharmacy total net revenues of approximately $3.6 billion in fiscal 2005 increased by $1.0 billion compared to fiscal 2004 primarily as a result of the Accredo acquisition and volumes from the pre-acquisition specialty pharmacy agreement with Accredo, which commenced in February 2004 and continued through the acquisition. Specialty pharmacy total net revenues of $2.6 billion in fiscal 2004 increased by $0.8 billion reflecting Medco’s evolving pre-acquisition specialty pharmacy operations including the addition of new products, as well as the Accredo agreement.

Medco has also calculated the estimated Specialty Pharmacy full year operating income for fiscal year 2005 based on the best information available for the pre-acquisition period and the detailed post-acquisition segment results. In estimating the 2004 and 2003 Specialty Pharmacy operating income, Medco utilized the overall PBM operating income as a percentage to revenue. For 2005, operating income increased $34 million to $99 million reflecting the increased revenue, as well as the higher margin Accredo business. Operating income in 2004 was $65 million compared to $39 million in 2003.

Business Transactions with Merck during the Merck Ownership Period

We were a wholly-owned subsidiary of Merck from November 18, 1993, through August 19, 2003, the spin-off date. For the majority of the period during which we were owned by Merck, Merck provided us with various services, including finance, legal, public affairs, executive oversight, human resources, procurement and other services. Our historical consolidated financial statements for 2003 and prior years include expense allocations related to these services, which diminished as we prepared for the spin-off. These expense allocations are reflected in selling, general and administrative expenses and amounted to $0.4 million for the year-to-date through August 19, 2003 (all of which was recorded in the first quarter of 2003). We consider these allocations to be reasonable reflections of the utilization of services provided. We assumed full responsibility for these services and the related expenses prior to the completion of the spin-off.

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

Our revenues from sales to Merck for PBM and other services were not material in relation to overall revenues during 2003.

The following table presents a summary of the additional transactions with Merck for the period presented prior to the spin-off ($ in millions):

For Fiscal Years Ended	December 27, 2003*
Sales to Merck for PBM and other services	$78.0
Cost of inventory purchased from Merck	$930.4
Gross rebates received from Merck	$301.1

*	Through the spin-off from Merck on August 19, 2003.

In connection with the spin-off, we entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. Prior to May 21, 2002, we were structured as a single member limited liability company, with Merck as the sole member. Effective May 21, 2002, we converted from a limited liability company wholly-owned by Merck, to a corporation, then wholly-owned by Merck (the “incorporation”). For the period up to the spin-off date, Merck was charged federal taxes on our income as part of Merck’s consolidated tax return, and our liability for federal income taxes was substantially paid to Merck as part of the settlement of the net intercompany receivable from Merck.

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

In addition to the tax responsibility agreement, we entered into an indemnification and insurance matters agreement under which, among other items, we may be obligated to indemnify Merck for lawsuits in which Medco and Merck are named as defendants. We and Merck also entered into a master separation and distribution agreement and other related agreements.

On February 28, 2006, following arms-length negotiations, the managed care agreement that we had entered into with Merck while we were a wholly-owned subsidiary of Merck was terminated as of April 1, 2006. Effective April 1, 2006, the managed care agreement will be replaced with a new agreement that is comparable to the customary rebate agreements we have entered into with other major pharmaceutical manufacturers in the ordinary course of our business. The liquidated damages provisions contained in the managed care agreement, under which Medco could have been required to pay liquidated damages if our Merck-related market share declined below specified levels, will no longer apply.

Liquidity and Capital Resources

Cash Flows

The following table presents selected data from our consolidated statements of cash flows ($ in millions):

For Fiscal Years Ended	December 31, 2005	Increase (Decrease)	December 25, 2004	Increase (Decrease)	December 27, 2003
Net cash provided by operating activities	$1,040.8	$329.3	$711.5	$(412.4)	$1,123.9
Net cash used by investing activities	(1,186.3)	(1,084.4)	(101.9)	17.2	(119.1)
Net cash used by financing activities	(111.8)	(9.2)	(102.6)	278.1	(380.7)

Net (decrease) increase in cash and cash equivalents	$(257.3)	$(764.3)	$507.0	$(117.1)	$624.1
Cash and cash equivalents at beginning of year	$1,145.5	$507.0	$638.5	$624.1	$14.4

Cash and cash equivalents at end of year	$888.2	$(257.3)	$1,145.5	$507.0	$638.5

Operating Activities. The increase in net cash provided by operating activities in 2005 of $329 million primarily reflects a $134 million increase in cash flows primarily from higher retail pharmacy accounts payable from higher retail volumes in 2005 compared to 2004 associated with new mid-year 2005 client installations. Also contributing to the increase were a $120 million increase in net income, a $103 million increase in tax benefit on employee stock plans, a $113 million increase in cash flows from accounts receivable, net, principally resulting from improved collections of rebates receivable from brand-name pharmaceutical manufacturers, and an increase in cash flows from inventories, net, reflecting the timing of brand-name pharmaceutical purchases. The increase in net cash provided by operating activities also reflects an increase in accrued expenses primarily resulting from timing associated with tax payments. These increases were partially offset by an increase in prepaid expenses and other current assets, primarily due to a significant prepaid client rebate occurring the week after the December 25, 2004 fiscal year end but within the 2005 fiscal year-end. Additionally, there was a decrease in cash provided from deferred income taxes reflecting increased timing differences associated with higher client rebates payable and changes in deferred tax liabilities from the amortization of intangible assets.

The decrease in net cash provided by operating activities in 2004 of $412 million primarily reflects a $331 million decrease in cash flows from accounts receivable, net, principally resulting from the timing of collections of rebates receivable from pharmaceutical manufacturers. Additionally in 2004, certain client contractual modifications resulted in a change in the timing of the payment of our client rebate liability, which reduced the rebate liability offset applied to the accounts receivable asset. This resulted in corresponding increases in accounts receivable, net, and other accounts payable of $145 million, with no impact on net cash flows from operating activities. In 2004, there was also a decrease in cash flows from income taxes payable resulting from the establishment of income taxes payable post spin-off in 2003, which were previously reflected in the intercompany transfer to Merck, net, under financing activities, and the payment of those taxes as an operating cash flow. Also contributing to the decrease in net cash provided by operating activities were lower retail pharmacy accounts payable due to lower retail volumes in 2004 compared to 2003. Partially offsetting these decreases were increases in cash flows in 2004 from the timing of inventory purchases.

Through the spin-off date of August 19, 2003, net cash from operating activities excluded various items paid to or by Merck on our behalf, such as tax payments made by Merck, and other items, which are reflected in the intercompany transfer from (to) Merck, net, in our cash flows from financing activities for 2003. Amounts so reflected for taxes paid by Merck, which represent our federal income tax provision and state income tax provision in states where Merck filed a unitary or combined return, were $137 million through the spin-off date of August 19, 2003. Accordingly, our net cash from operating activities does not fully reflect what our cash flows would have been had we been a separate company prior to August 19, 2003. Subsequent to August 19, 2003, tax payments are reflected in our net cash flows from operating activities.

Investing Activities. The increase in net cash used by investing activities in 2005 of $1,084 million is primarily due to $989 million paid (net of cash acquired) for the Accredo acquisition and $72.5 million paid for selected assets of Pediatric Services of America, Inc. (“Pediatric Services”). Capital expenditures increased by $34.0 million in 2005 primarily due to capitalized software development for client-related programs and strategic initiatives, Accredo-related fixed assets, and investments in our business recovery systems. The decrease in net cash used by investing activities in 2004 of $17 million primarily results from reduced capital expenditures of $27 million, which reflects the further leveraging of capital investments made in previous years.

Purchases and proceeds from securities and other investments, which relate to investment activities of our insurance companies, are balanced in all years presented.

Financing Activities. The increase in net cash used by financing activities in 2005 of $9 million is primarily due to $407 million in treasury stock repurchases, and higher debt pay downs of $265 million, partially offset by a net increase in proceeds on debt of $400 million, as well as an increase in proceeds from employee stock plans of $262 million.

Net cash used by financing activities in 2005 reflects the Accredo acquisition and the related refinancing of the bank credit facilities, which included an extinguishment of the existing $460 million senior secured credit facility and proceeds from a new $750 million senior unsecured term loan under a $1.25 billion senior unsecured credit agreement. Net cash used by financing activities also reflects a $450 million short-term debt draw down under the accounts receivable financing facility, also in connection with the Accredo acquisition. The proceeds from the new term loan and the draw down under the accounts receivable financing facility comprised the financed portion of the $1.1 billion cash component of the Accredo purchase price. We also paid down $346 million of acquired Accredo debt. Prior to the acquisition date, we paid down $240 million of the existing term loans, including additional discretionary payments of $180 million. Subsequent to the acquisition date we paid down $219 million of the new term loans, including additional discretionary payments of $200 million.

The decrease in net cash used by financing activities in 2004 of $278 million primarily results from 2003 transactions associated with the spin-off, including the payment of a $2.0 billion parting cash dividend to Merck, net proceeds from debt of $1,496 million and the settlement of the intercompany receivable from Merck. In addition, during 2004, we paid down $200 million of the outstanding debt, which was partially offset by proceeds from stock issued under employee stock plans.

In 2004, we entered into interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. There are no current plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

The estimated weighted average annual interest rate on our indebtedness was approximately 5.7% in 2005, 4.7% in 2004 and 5.1% in 2003. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our credit facilities and swap agreements. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of December 31, 2005, which are subject to variable interest rates based on the LIBOR and the commercial paper rate, would yield a $3.0 million change in annual interest expense.

Our senior unsecured credit facility, senior notes and accounts receivable financing facility contain covenants, including, among other items, minimum interest coverage, maximum leverage ratios, as well as restrictions on dividends, share repurchases, and asset sales and liens. We were in compliance with all financial covenants at December 31, 2005. We may incur additional indebtedness by drawing down under our senior unsecured revolving credit facility or accounts receivable financing facility. At December 31, 2005, we had approximately $484.6 million available for borrowing under our senior unsecured revolving credit facility, exclusive of approximately $15.4 million in issued letters of credit, and $50 million available for borrowing under our accounts receivable financing facility.

Total cash and short-term investments as of December 31, 2005 were $945 million, including $888 million in cash and cash equivalents. Total cash and short-term investments as of December 25, 2004 were $1,211 million, including $1,146 million in cash and cash equivalents. The decrease of $266 million in cash and short-term investments in 2005 reflects the purchase of Accredo and, to a significantly lesser extent, the purchase of selected assets of Pediatric Services and share repurchase activity, partially offset by positive cash flows from operations and proceeds from employee stock plans.

EBITDA

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of our EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription reflects the level of efficiency in the business and is affected by changes in prescription volumes between retail and mail, as well as the relative representation of brand-name, generic and specialty drugs.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

For Fiscal Years Ended	December 31, 2005(1) (2)		December 25, 2004		December 27, 2003
Net income	$602.0		$481.6		$425.8
Add:
Interest and other (income) expense, net	39.9	(3)	59.9	(4)	23.7	(5)
Provision for income taxes	350.9	(6)	324.7		302.9
Depreciation expense(7)	165.0		197.6	(7)	189.0	(7)
Amortization expense	192.5		179.9		94.3

EBITDA	$1,350.3		$1,243.7		$1,035.7

Adjusted prescriptions(8)	714.1		678.3		688.2

EBITDA per adjusted prescription	$1.89		$1.83		$1.50

(1)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.
(2)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition.
(3)	2005 includes the write-off of deferred debt issuance costs amounting to $2.7 million associated with the debt refinancing for the Accredo acquisition and accelerated term loan payments.
(4)	2004 includes the write-off of deferred debt issuance costs amounting to $5.5 million associated with a debt refinancing.
(5)	2003 excludes a one-time gain of $11 million from the sale of a minority equity investment in a nonpublic company.

(6)	2005 includes a $25.7 million non-recurring tax benefit recorded in the third quarter related to adjustments to Medco’s net deferred tax liabilities associated with an enacted change in a state income tax law and the receipt of a favorable state income tax ruling.
(7)	For 2004 and 2003, this includes accelerated depreciation of $24.5 million and $13.3 million, respectively, associated with facility closures that took place in 2004.
(8)	Estimated adjusted prescription volume equals the majority of mail order prescriptions multiplied by 3, plus retail prescriptions. These mail order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA increased by 8.6% compared to a net income increase of 25.0% for 2005 over 2004. The lower rate of increase for EBITDA compared with net income reflects the consistent level of total interest, income taxes, depreciation and amortization for 2005 and 2004. EBITDA per adjusted prescription increased $0.06 or 3.3% to $1.89 in 2005 compared with $1.83 in 2004. The lower EBITDA per adjusted prescription increase for 2005 compared to the related EBITDA and net income growth rate primarily reflects the aforementioned reduced mail order penetration and extra week of volume in fiscal 2005.

EBITDA increased by 20.1% compared to a net income increase of 13.1% for 2004 over 2003. The higher rate of increase for EBITDA compared with net income reflects the exclusions of the increased intangible asset amortization and interest expense associated with the debt incurred in conjunction with the spin-off, as well as accelerated depreciation associated with facility closures in 2004. EBITDA per adjusted prescription increased $0.33 or 22% to $1.83 in 2004 compared with $1.50 in 2003. The higher EBITDA per adjusted prescription increase for 2004 compared to the related EBITDA and net income growth rate primarily reflects increased representation of mail order prescriptions in the overall adjusted prescription base.

Contractual Obligations

We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting devices and other operating equipment for use in our mail order pharmacies, as well as computer equipment for use in our data centers.

The following table presents our contractual obligations as of December 31, 2005, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt obligations, including current portion(1)	$1,032.0	$75.5	$150.2	$306.3	$500.0
Interest expense on long-term debt obligations(2)	366.3	62.2	113.2	95.7	95.2
Operating lease obligations	112.3	36.6	44.2	22.3	9.2
Purchase obligations(3)	371.0	301.9	69.1	—	—

Total	$1,881.6	$476.2	$376.7	$424.3	$604.4

(1)	Long-term debt obligations exclude the $3.3 million unamortized discount on the senior notes and a fair value adjustment of $9.3 million associated with the interest rate swap agreements on $200 million of the senior notes.
(2)	The variable component of interest expense for the term loan facility is based on actual fourth quarter 2005 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.
(3)	Represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer.

We have an $11.8 million minimum pension funding requirement under the Internal Revenue Code during 2006.

As of December 31, 2005, we had letters of credit outstanding of approximately $16.4 million, of which approximately $15.4 million were issued under our senior unsecured revolving credit facility.

Interest Rate and Foreign Exchange Risk

We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility. In addition, in 2004, we entered into interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of December 31, 2005, which are subject to variable interest rates based on the LIBOR and the commercial paper rate, would yield a change of approximately $3.0 million in annual interest expense. Such interest rate sensitivity was substantially similar as of December 25, 2004. We have no plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and, therefore, we have no foreign exchange risk.

Share Repurchase Program

On August 22, 2005, we announced that our Board of Directors had authorized a share repurchase program to repurchase up to $500 million of our common stock in the open market over the next two years. From August 22, 2005 through December 31, 2005, we repurchased approximately 7.7 million shares at a cost of $407.3 million. On December 7, 2005, we announced that our Board of Directors approved a $1 billion increase over two years to the existing share repurchase program, bringing the total value of the current program to $1.5 billion. Our Board of Directors periodically reviews the program and approves trading parameters. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” for more information.

Looking Forward

We believe that our 2006 cash flows will continue to be positive and adequate to fund our ongoing operations, debt service requirements, share repurchase program, and capital and strategic investments. It is anticipated that our 2006 capital expenditures will not exceed $150 million. We have no immediate plans for dividend payments.

Use of Estimates and Critical Accounting Policies and Estimates

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

Critical Accounting Policies and Estimates

We describe below what we believe to be our critical accounting policies. (See also Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)

Revenue Recognition. Our product net revenues are derived principally from sales of prescription drugs to our clients and members, either through our networks of contractually affiliated retail pharmacies or our mail order pharmacies. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. We recognize product revenues when the prescriptions are dispensed through retail pharmacies in our contractually affiliated networks or our mail order pharmacies and received by members and patients. We have determined that our responsibilities under our client contracts to adjudicate member claims properly and control clients’ drug spend, our separate contractual pricing relationships and responsibilities to the retail pharmacies in our networks, and our interaction with clients’members, among other indicators, qualify us as the principal under the indicators set forth in EITF 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” in most of our transactions with clients. Our responsibilities under our client contracts include validating that the patient is a member of the client’s plan and that the prescription drug is in the applicable formulary, instructing the pharmacist as to the prescription price and the co-payment due from the patient who is a member of a client’s plan, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting medically appropriate generic alternatives to control drug cost to our clients and their members, and approving the prescription for dispensing. We recognize revenues from our retail network contracts where we are the principal, and our mail order pharmacies, on a gross reporting basis, in accordance with EITF 99-19 at the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion of the price to be settled directly by the member (co-payment) plus our administrative fees. Although we do not have credit risk with respect to retail co-payments, all of the above indicators of gross treatment are present. In addition, we view these co-payments as a plan design mechanism that we evaluate in concert with our clients to help them manage their retained prescription drug spending costs, and the level of co-payments does not affect our rebates or margin on the transaction. In the limited instances where the terms of our contracts and nature of our involvement in the prescription fulfillment process do not qualify us as a principal under EITF 99-19, our revenues on those transactions consist of the administrative fee paid to us by our clients.

We deduct from our revenues the manufacturers’ rebates that are earned by our clients based on their members’ utilization of brand-name formulary drugs. We estimate these rebates at period-end based on actual and estimated claims data and our estimates of the manufacturers’ rebates earned by our clients. We base our estimates on the best available data at period-end and recent history for the various factors that can affect the amount of rebates due to the client. We adjust our rebates payable to clients to the actual amounts paid when these rebates are paid, generally on a quarterly basis, or as significant events occur. We record any cumulative effect of these adjustments against revenues as identified, and adjust our estimates prospectively to consider recurring matters. Adjustments generally result from contract changes with our clients, differences between the estimated and actual product mix subject to rebates or whether the product was included in the applicable formulary. Adjustments to our estimates have not been material to our quarterly or annual results of operations. We also deduct from our revenues discounts offered and guarantees regarding the level of service the Company will provide to the client or member or the minimum level of rebates or discounts the client will receive, as well as other payments made to our clients. Other payments include, for example, implementation allowances and payments related to performance guarantees. Where we provide implementation or other allowances to clients upon contract initiation, we capitalize these payments and amortize them, generally on a straight-line basis, over the life of the contract as a reduction of revenue. These payments are capitalized only in cases where they are refundable upon cancellation or relate to noncancelable contracts.

Service revenues consist principally of administrative fees and clinical program fees earned from clients and other non-product related revenues, sales of prescription services and data to pharmaceutical manufacturers and other parties, and performance-oriented fees paid by specialty pharmacy manufacturers. Client administrative fees are earned for services that are comprised of claims processing, eligibility management, benefits management, pharmacy network management and other related customer services. Service revenues are recorded when performance occurs and collectibility is assured.

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

Allowance for Doubtful Accounts and Contractual Allowances. Historically, our PBM allowance for doubtful accounts has been negligible because of the contractual obligation for clients to pay outstanding accounts receivable in short duration. The Accredo specialty business has a different accounts receivable profile than our traditional PBM business and is characterized by slower accounts receivable turnover. The products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs. These payors typically have a longer claims processing cycle and the ultimate payor may not be initially identified until after several iterations with government and private payors. Additionally, patient co-payments and deductibles are typically higher reflecting the higher product costs. As a result, there is a higher risk profile to Accredo’s accounts receivable than the PBM accounts receivable profile.

We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables, trends of cash collections and bad debt write-offs, and our historical experience of collecting the patient co-payments and deductibles. We apply these factors to the methodology we believe is best suited for each identifiable pool of receivables. These methodologies are applied on a consistent basis and include a write-off model, specific account reviews and a lagged historical collection model. Also, we validate the results of the historical collection and write-off method by using a comparison of subsequent cash receipts to the net book value of our accounts receivable. In addition, for all of our accounts, we consider current qualitative and quantitative market factors that could impact their net realizable value. Economic, patient, payor changes in reimbursement and other factors could result in collections that differ from our estimates. Based on these factors, we continually review the estimation process and make changes to the estimates as necessary.

Income Taxes. As described previously in our “Business Transactions with Merck during the Merck Ownership Period” section, Merck was responsible through the spin-off date for the filing of federal income taxes, and state income taxes where Merck filed a unitary or combined return. As described further in Note 9, “Taxes on Income,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, under the terms of the tax responsibility allocation agreement with Merck, we are responsible for the payment of federal income taxes and all state income taxes on income earned subsequent to the spin-off date, except that we are also generally responsible for state income taxes on income earned subsequent to the May 2002 date of the incorporation in states where Merck did not file a unitary or combined return. These federal and state income tax liabilities are reflected in accrued expenses and other current liabilities. Merck is responsible for the payment of federal and state income taxes on income earned prior to the aforementioned transition dates. We record deferred tax assets and liabilities based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates.

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

Goodwill and Intangible Assets. Goodwill primarily represents the push-down of the excess of acquisition costs over the fair value of our net assets from our acquisition by Merck in 1993, the excess of the Accredo purchase price over net assets acquired, and, to a significantly lesser extent, our acquisition of ProVantage in 2000 and selected assets of Pediatric Services in 2005. To determine whether goodwill has been impaired, we must first determine Medco’s fair value. This determination would involve significant judgment. If we conclude that fair value is less than Medco’s book value, SFAS 142 requires us to allocate our fair value to our assets and liabilities as if we had been acquired at that fair value. We would be required to record an impairment charge to the extent recorded goodwill exceeds the amount of goodwill resulting from this allocation. The most recent assessment of goodwill impairment for each of the designated reporting units was performed as of September 24, 2005, and the recorded goodwill was determined not to be impaired.

Our intangible assets primarily represent the value of client relationships that was recorded upon our acquisition in 1993 by Merck and intangible assets recorded from our acquisition of Accredo. These assets are reviewed for impairment whenever events, such as losses of significant clients or biopharmaceutical manufacturer contracts, or other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, we compare the carrying amount of the assets to the undiscounted pre-tax expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. We continually assess the useful lives of our intangible assets, taking into account historical client turnover experience, including recent losses of clients and expected future losses. Effective as of the beginning of fiscal year 2003, we revised the weighted average useful life of the Merck intangible asset from 38 to 35 years, with the annual intangible asset amortization expense increasing by $9.4 million compared to 2002. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years, with the annual intangible asset amortization expense increasing to $179.9 million from $94.3 million in 2003. Amortization of intangible assets of $192.5 million for 2005 increased by $12.6 million as a result of additional amortization primarily associated with the intangible assets acquired in the Accredo acquisition.

Pension and Other Postretirement Benefit Plans. Pension and other postretirement benefit plan information for financial reporting purposes is calculated using actuarial assumptions, including a discount rate for plan benefit obligations and an expected rate of return on pension plan assets.

We reassess our benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is evaluated annually and modified to reflect the prevailing market rate at the end of our fiscal year of a portfolio of high quality (AA and above) fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At December 31, 2005, we changed the discount rate to 5.5% from 5.75% for our pension and other postretirement benefit plans to reflect the prevailing market interest rate environment. The discount rate assumption is determined by considering a portfolio of high-quality corporate bond investments that would provide the future cash flows needed to settle benefit obligations as they came due.

The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, we consider long-term compounded annualized returns of historical market data as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. As a result of this analysis, for 2006, we will maintain the expected rate of return assumption of 8.0% for our pension plan.

Actuarial assumptions are based on management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $0.6 million favorable (unfavorable) impact on net pension and postretirement benefit cost. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $0.25 million favorable (unfavorable) impact on net pension cost.

We amended the postretirement healthcare benefit plan in 2003, which reduced benefit obligations, the effect of which is reflected in the amortization of prior service costs component of the net postretirement benefit cost.

For additional information on pension and other postretirement benefit plans, see Note 8, “Pension and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Contingencies. We are currently involved in various legal proceedings and other disputes with third parties that arise from time to time in the ordinary course of business. We have considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.” Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of such claims or defense against such claims. For additional information on contingencies, see Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Effects of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretative guidance in applying the provisions of SFAS 123R. In April 2005, the SEC adopted a rule that amended the compliance date of SFAS 123R whereby we are required to adopt this pronouncement no later than the first quarter of 2006. We expect to adopt the new requirements in the first quarter of 2006 using the modified prospective method available under SFAS 123R. As disclosed in Note 10, “Stock-Based Compensation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we would have recorded $60.2 million of additional after-tax expense if the provisions of SFAS 123R were applied in 2005. Based on the remaining vesting for stock options outstanding, as well as our expected future option grants, we expect our full year 2006 compensation expense related to stock options and other forms of stock-based compensation to be approximately $40 million to $50 million on an after-tax basis upon adoption of SFAS 123R.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the PBM and specialty pharmacy industries and other legal, regulatory and economic developments. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K.

CONDENSED INTERIM FINANCIAL DATA (UNAUDITED)

($ in millions, except per share amounts) 2005	4th Quarter(1)	3rd Quarter	2nd Quarter	1st Quarter
Product net revenues(2)	$10,668.6	$9,223.7	$8,906.7	$8,655.9
Service revenues	134.8	101.7	92.0	87.4

Total net revenues(2)	10,803.4	9,325.4	8,998.7	8,743.3

Cost of operations:
Cost of product net revenues(2)	10,198.7	8,839.5	8,518.9	8,270.8
Cost of service revenues	27.8	22.8	24.5	25.0

Total cost of revenues(2)	10,226.5	8,862.3	8,543.4	8,295.8
Selling, general and administrative expenses	220.8	186.4	175.4	174.9
Amortization of intangibles	54.5	48.1	45.0	45.0
Interest and other (income) expense, net	12.7	10.6	6.4	10.1

Total cost of operations	10,514.5	9,107.4	8,770.2	8,525.8

Income before provision for income taxes	288.9	218.0	228.5	217.5
Provision for income taxes	112.1	61.3	91.1	86.3

Net income	$176.8	$156.7	$137.4	$131.2

Basic earnings per share:
Weighted average shares outstanding	306.4	291.0	278.0	275.2
Earnings per share	$0.58	$0.54	$0.49	$0.48
Diluted earnings per share:
Weighted average shares outstanding	311.9	296.5	283.8	280.1
Earnings per share	$0.57	$0.53	$0.48	$0.47

($ in millions, except per share amounts) 2004	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Product net revenues(3)	$8,822.8	$8,615.3	$8,760.2	$8,826.0
Service revenues	90.4	81.3	76.0	79.9

Total net revenues(3)	8,913.2	8,696.6	8,836.2	8,905.9

Cost of operations:
Cost of product net revenues(3)	8,427.6	8,238.7	8,377.6	8,452.6
Cost of service revenues	37.0	32.2	30.9	32.6

Total cost of revenues(3)	8,464.6	8,270.9	8,408.5	8,485.2
Selling, general and administrative expenses	169.8	170.8	156.8	178.9
Amortization of intangibles	45.0	45.0	45.0	45.0
Interest and other (income) expense, net	12.0	12.6	13.3	22.0

Total cost of operations	8,691.4	8,499.3	8,623.6	8,731.1

Income before provision for income taxes	221.8	197.3	212.6	174.8
Provision for income taxes	89.0	79.2	85.3	71.2

Net income	$132.8	$118.1	$127.3	$103.6

Basic earnings per share:
Weighted average shares outstanding	273.3	272.1	271.4	270.8
Earnings per share	$0.49	$0.43	$0.47	$0.38
Diluted earnings per share:
Weighted average shares outstanding	276.5	274.2	274.6	273.7
Earnings per share	$0.48	$0.43	$0.46	$0.38

Notes

(1)	14-week fiscal quarter. All other fiscal quarters are comprised of 13 weeks.
(2)	Includes retail co-payments of $2,003 million for the fourth quarter, $1,802 million for the third quarter, $1,796 million for the second quarter and $1,836 million for the first quarter of 2005.
(3)	Includes retail co-payments of $1,652 million for the fourth quarter, $1,631 million for the third quarter, $1,694 million for the second quarter and $1,795 million for the first quarter of 2004.

The third quarter of 2005 includes a $25.7 million non-recurring tax benefit related to adjustments to Medco’s net deferred tax liabilities associated with an enacted change in a state income tax law and the receipt of a favorable state income tax ruling. The results of Accredo are included in the third and fourth quarters of 2005, reflecting the August 18, 2005 acquisition. The first quarter of 2004 includes litigation expenses of $21 million related to the multistate taskforce of attorneys general settlement charge, and the second quarter of 2004 includes the favorable closure of a non-recurring operating tax exposure of $16 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

A description of quantitative and qualitative disclosures about market risk is contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate and Foreign Exchange Risk.”

Item 8. Financial Statements and Supplementary Data.

*	Selected quarterly financial data for the fiscal year ended December 31, 2005 is included herein under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Condensed Interim Financial Data (Unaudited).”

See Item 9A, “Controls and Procedures,” for Management’s Report on Internal Control over Financial Reporting.

See Item 15, “Exhibits, Financial Statement Schedules,” below for financial statement schedule, Schedule II, Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medco Health Solutions, Inc.:

We have completed integrated audits of Medco Health Solutions, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Medco Health Solutions, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Accredo Health, Incorporated (“Accredo”), a wholly-owned subsidiary, from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Accredo from our audit of internal control over financial reporting. The total assets and total revenues associated with transactions and balances accounted for under Accredo’s internal controls over financial reporting represent 16% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 1, 2006

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	December 31, 2005	December 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$888.2	$1,145.5
Short-term investments	56.6	65.4
Accounts receivable, net	2,008.1	1,555.4
Inventories, net	1,527.1	1,315.6
Prepaid expenses and other current assets	259.9	66.7
Deferred tax assets	321.0	171.8

Total current assets	5,060.9	4,320.4

Property and equipment, net	672.3	657.8
Goodwill	5,152.3	3,310.2
Intangible assets, net	2,741.6	2,140.6
Other noncurrent assets	75.9	112.5

Total assets	$13,703.0	$10,541.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,678.6	$2,162.1
Accrued expenses and other current liabilities	556.7	382.4
Short-term debt	450.0	—
Current portion of long-term debt	75.5	100.0

Total current liabilities	3,760.8	2,644.5

Long-term debt, net	943.9	1,092.9
Deferred tax liabilities	1,213.8	1,030.2
Other noncurrent liabilities	60.3	54.5

Total liabilities	5,978.8	4,822.1

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued: 312,000,754 shares at December 31, 2005 and 274,436,379 shares at December 25, 2004	3.1	2.7

Accumulated other comprehensive income	—	—
Additional paid-in capital	6,913.3	5,067.0
Unearned compensation	(39.8)	(3.2)
Retained earnings	1,254.9	652.9

	8,131.5	5,719.4
Treasury stock at cost, 7,743,113 shares at December 31, 2005 and 0 shares at December 25, 2004	(407.3)	—

Total stockholders’ equity	7,724.2	5,719.4

Total liabilities and stockholders’ equity	$13,703.0	$10,541.5

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except for per share data)

For Fiscal Years Ended	December 31, 2005*	December 25, 2004	December 27, 2003
Product net revenues (Includes retail co-payments of $7,436 for 2005, $6,773 for 2004, and $6,850 for 2003)	$37,455.0	$35,024.4	$33,913.1
Service revenues	415.9	327.5	351.4

Total net revenues	37,870.9	35,351.9	34,264.5

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $7,436 for 2005, $6,773 for 2004, and $6,850 for 2003)	35,827.8	33,496.6	32,552.7
Cost of service revenues	100.2	132.8	189.7

Total cost of revenues (See Note 15 for a description of transactions with Merck in 2003)	35,928.0	33,629.4	32,742.4
Selling, general and administrative expenses	757.6	676.4	686.4
Amortization of intangibles	192.5	179.9	94.3
Interest and other (income) expense, net	39.9	59.9	12.7

Total cost of operations	36,918.0	34,545.6	33,535.8

Income before provision for income taxes	952.9	806.3	728.7
Provision for income taxes	350.9	324.7	302.9

Net income	$602.0	$481.6	$425.8

Basic earnings per share:
Weighted average shares outstanding	288.1	271.9	270.1

Earnings per share	$2.09	$1.77	$1.58

Diluted earnings per share:
Weighted average shares outstanding	293.5	274.7	270.8

Earnings per share	$2.05	$1.75	$1.57

*	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Shares in thousands; $ in millions, except for per share data)

	Shares of Common Stock Issued	Shares of Treasury Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total
Balances at December 28, 2002	270,000	—	$2.7	$0.1	$6,386.9	$—	$245.9	$—	$6,635.6

Net income	—	—	—	—	—	—	425.8	—	425.8
Unrealized loss on investments	—	—	—	(0.1)	—	—	—	—	(0.1)

Total comprehensive income	—	—	—	(0.1)	—	—	425.8	—	425.7
Issuance of common stock for options exercised, including tax benefit	533	—	—	—	13.8	—	—	—	13.8
Restricted stock unit activity, net	—	—	—	—	12.3	(7.4)	—	—	4.9
Dividends paid to Merck	—	—	—	—	(1,499.6)	—	(500.4)	—	(2,000.0)

Balances at December 27, 2003	270,533	—	2.7	—	4,913.4	(7.4)	171.3	—	5,080.0

Net income	—	—	—	—	—	—	481.6	—	481.6

Total comprehensive income	—	—	—	—	—	—	481.6	—	481.6
Issuance of common stock for options exercised, including tax benefit	3,522	—	—	—	108.1	—	—	—	108.1
Issuance of common stock under the Employee Stock Purchase Plan	241	—	—	—	7.0	—	—	—	7.0
Restricted stock unit activity, net	140	—	—	—	0.2	4.2	—	—	4.4
Adjustment to deferred taxes existing as of the spin-off date	—	—	—	—	38.3	—	—	—	38.3

Balances at December 25, 2004	274,436	—	2.7	—	5,067.0	(3.2)	652.9	—	5,719.4

Net income*	—	—	—	—	—	—	602.0	—	602.0

Total comprehensive income	—	—	—	—	—	—	602.0	—	602.0
Shares issued in connection with the Accredo acquisition	24,434	—	0.3	—	1,212.7	—	—	—	1,213.0
Medco stock options issued in connection with the Accredo acquisition	—	—	—	—	100.6	—	—	—	100.6
Issuance of common stock for options exercised, including tax benefit	12,915	—	0.1	—	471.7	(0.2)	—	—	471.6
Issuance of common stock under the Employee Stock Purchase Plan	165	—	—	—	6.8	—	—	—	6.8
Restricted stock unit activity, including tax benefit	51	—	—	—	54.5	(36.4)	—	—	18.1
Treasury stock acquired	—	7,743	—	—	—	—	—	(407.3)	(407.3)

Balances at December 31, 2005	312,001	7,743	$3.1	$—	$6,913.3	$(39.8)	$1,254.9	$(407.3)	$7,724.2

*	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

For Fiscal Years Ended	December 31, 2005*	December 25, 2004	December 27, 2003
Cash flows from operating activities:
Net income	$602.0	$481.6	$425.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165.0	197.6	189.0
Amortization of intangibles	192.5	179.9	94.3
Deferred income taxes	(233.0)	78.6	(142.0)
Tax benefit on employee stock plans	116.1	13.5	1.6
Other	38.1	22.3	35.7
Net changes in assets and liabilities (net of acquisition effects):
Accounts receivable	(50.7)	(164.1)	166.7
Inventories	(40.8)	(102.2)	(150.7)
Prepaid expenses and other current assets	(187.4)	29.0	(25.8)
Other noncurrent assets	37.8	(10.7)	33.6
Current liabilities and other noncurrent liabilities	401.2	(14.0)	495.7

Net cash provided by operating activities	1,040.8	711.5	1,123.9

Cash flows from investing activities:
Cash paid for Accredo Health, Incorporated, net of cash acquired of $119	(989.4)	—	—
Cash paid for selected assets of Pediatric Services of America, Inc.	(72.5)	—	—
Capital expenditures	(132.1)	(98.1)	(124.9)
Purchases of securities and other investments	(75.5)	(69.7)	(144.8)
Proceeds from sale of securities and other investments	83.2	65.9	150.6

Net cash used by investing activities	(1,186.3)	(101.9)	(119.1)

Cash flows from financing activities:
Proceeds from long-term debt	750.0	800.0	1,396.0
Repayments on long-term debt	(1,265.2)	(1,000.0)	—
Net proceeds under accounts receivable financing facility	450.0	—	100.0
Repayments under accounts receivable financing facility	—	—	(100.0)
Purchase of treasury stock	(407.3)	—	—
Debt issuance costs	(2.5)	(4.2)	(20.6)
Proceeds from employee stock plans	363.2	101.6	12.1
Dividend paid to Merck	—	—	(2,000.0)
Intercompany transfer from Merck, net	—	—	231.8

Net cash used by financing activities	(111.8)	(102.6)	(380.7)

Net (decrease) increase in cash and cash equivalents	$(257.3)	$507.0	$624.1
Cash and cash equivalents at beginning of year	$1,145.5	$638.5	$14.4

Cash and cash equivalents at end of year	$888.2	$1,145.5	$638.5

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$72.2	$60.6	$11.4

Income taxes	$369.6	$391.6	$279.8

Non-cash investing and financing activities related to the Accredo acquisition:

Purchase all of the outstanding stock of Accredo Health, Incorporated for $1,108.4 million in cash (including $13.7 million in transaction costs) and approximately 24 million shares of common stock. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired (including approximately $1,809.6 million of goodwill and $770.1 million of intangibles)	$3,352.1	$—	$—
Cash paid in the acquisition	$(1,108.4)	$—	$—
Issuance of approximately 24 million shares of common stock	$(1,213.0)	$—	$—
Issuance of converted stock options for the purchase of approximately 4.5 million shares of common stock, net of approximately $0.2 million allocated to unearned compensation	$(100.6)	$—	$—

Liabilities assumed	$930.1	$—	$—

*	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

Medco Health Solutions, Inc., (“Medco” or the “Company”), is a leading pharmacy benefit manager (“PBM”) with the nation’s largest mail order pharmacy operations based on prescriptions dispensed. Medco assists its clients to moderate the cost and enhance the quality of prescription drug benefits to their members nationwide. The Company’s clients include private- and public-sector employers and healthcare organizations. On August 18, 2005, the Company acquired Accredo Health, Incorporated (“Accredo”), as further discussed in Note 3, “Acquisitions of Businesses.” With the acquisition of Accredo, Medco created the nation’s largest specialty pharmacy based on revenues.

Medco was spun off as an independent publicly traded enterprise on August 19, 2003, prior to which it was a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”) since November 18, 1993.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years. The Company’s fiscal years ended on the last Saturday in December. Fiscal year 2005 is comprised of 53 weeks and 2004 and 2003 each are comprised of 52 weeks. Unless otherwise stated, references to years in the consolidated financial statements relate to fiscal years.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Investments in affiliates over which the Company has significant influence, but neither a controlling interest nor a majority interest in the risks or rewards of the investee, are accounted for using the equity method. The Company’s equity investments are not significant. Intercompany accounts have been eliminated in consolidation.

Cash and Cash Equivalents. Cash includes currency on hand and demand deposits with banks or other financial institutions. Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. As a result of the Company’s normal payment cycle, cash disbursement accounts carrying negative book balances of $1,067.9 million and $692.2 million (representing outstanding checks not yet presented for payment) have been reclassified to claims and other accounts payable at December 31, 2005 and December 25, 2004, respectively. This reclassification restores balances to cash and current liabilities for checks to the Company’s vendors, clients and members which have not cleared. No overdraft or unsecured short-term loan exists in relation to these negative balances.

Short-Term Investments. The Company has investments in certificates of deposit and U.S. government securities that are carried at fair value and classified as available for sale, with unrealized gains and losses included as a separate component of equity, net of tax. These investments, totaling $56.6 million and $65.4 million as of December 31, 2005 and December 25, 2004, respectively, have maturities of less than one year and are held to satisfy the statutory capital and other requirements for the Company’s insurance subsidiaries.

Financial Instruments. The carrying amount of cash, short-term investments in marketable securities, trade accounts receivable and claims and other accounts payable approximated fair values as of December 31, 2005 and December 25, 2004. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their cash flows. The fair value of the Company’s senior notes was $548.4 million and $559.4 million at December 31, 2005 and December 25, 2004, respectively, and was estimated based on quoted market prices. The fair value of the term loan obligations outstanding under the Company’s senior unsecured bank credit facility approximates its carrying value and was estimated using current interbank market prices. The fair value of the Company’s obligation under its interest rate swap agreements was $9.3 million and $3.4 million at December 31, 2005 and December 25, 2004, respectively, and was based on quoted market prices that reflect the present values of the differences between future fixed rate payments and estimated future variable rate receipts. The fair value of the accounts receivable financing facility approximates its market value. See Note 7, “Debt and Refinancing,” for additional information.

Accounts Receivable, Net. Accounts receivable, net, includes billed and estimated unbilled receivables from manufacturers, clients and other payors, including patient accounts receivable. In addition, rebates payable to clients are estimated and accrued as a reduction in accounts receivable, net, based upon the prescription drugs dispensed by the pharmacies in the Company’s retail networks, or dispensed by the Company’s mail order pharmacies. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Unbilled PBM receivables from manufacturers are generally billed beginning 30 days from the end of each quarter. Unbilled PBM receivables from clients are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled PBM receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Certain specialty pharmacy bills are sent to payors within two days of product shipment. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle.

As of December 31, 2005 and December 25, 2004, respectively, total unbilled client, other payor and manufacturer receivables amounted to $2,182.6 million and $1,324.4 million. Specialty pharmacy accounts receivable from payors and patients amounted to $461.6 million at December 31, 2005. Accounts receivable are presented net of allowance for doubtful accounts and contractual allowances of $67.3 million at December 31, 2005 (which includes $62.0 million for specialty pharmacy) and $5.5 million at December 25, 2004. The relatively higher allowance for certain specialty pharmacy accounts reflects a different credit risk profile than the PBM business, characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The Company regularly reviews and analyzes the adequacy of the allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.

Concentrations of Risks. In 2005, the Company had one client that represented 23% of net revenues, which is substantially reported within the PBM segment. In each of 2004 and 2003, this client represented 18% of net revenues. None of the Company’s other clients individually represented more than 10% of net revenues in 2005, 2004 or 2003. The Company has credit risk associated with certain accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Concentration of credit risk relating to these accounts receivable is limited to some extent by the diversity and number of patients and payors.

The Company derives a substantial portion of its specialty segment revenue from the sale of specialty drugs provided by a limited number of single-source biopharmaceutical manufacturers.

Inventories, Net. Inventories, net, are located in the Company’s mail order pharmacies and in warehouses, consist solely of finished product (primarily prescription drugs), and are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment, Net. Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method for assets with useful lives ranging from three to 45 years. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the useful lives of the assets. In accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to the existing system, are expensed as incurred.

Net Revenues. Product net revenues consist principally of sales of prescription drugs to clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or through the Company’s mail order pharmacies. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors, patients and others. The Company recognizes these revenues when the prescriptions are dispensed through retail pharmacies in the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail order pharmacies and received by the members and patients. The Company evaluates client contracts using the indicators of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in most of its transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (co-payment), as well as the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, who are members of clients’ plans, and (e) has credit risk for the price due from the client. In limited instances where the Company adjudicates prescriptions at pharmacies that are under contract directly with the client and there are no financial risks to the Company, such revenue is recorded at the amount of the administrative fee earned by the Company for processing the claim (“Net Reporting”).

Rebates and guarantees regarding the level of service the Company will provide to the client or member or the minimum level of rebates or discounts the client will receive are deducted from product net revenue as they are earned by the client. Rebates are generally paid to clients subsequent to collections from pharmaceutical manufacturers, although there are certain instances where rebates are paid to clients on a more accelerated basis. Other contractual payments made to clients are generally made upon initiation of contracts as implementation allowances, which may, for example, be designated by clients as funding for their costs to transition their plans to the Company or as compensation for certain information or licensing rights granted by the client to the Company. The Company considers these payments to be an integral part of the Company’s pricing of a contract and believes that they represent only a variability in the timing of cash flows that does not change the underlying economics of the contract. Accordingly, these payments are capitalized and amortized as a reduction of product net revenue, generally on a straight-line basis, over the life of the contract where the payments are refundable upon cancellation of the contract or relate to noncancelable contracts. Amounts capitalized are assessed periodically for recoverability based on the profitability of the contract.

Service revenues consist principally of administrative fees and clinical program fees earned from clients and other non-product related revenues, sales of prescription services and data to pharmaceutical manufacturers and other parties, and performance-oriented fees paid by specialty pharmacy manufacturers. Client administrative fees are earned for services that are comprised of claims processing, eligibility management, benefits management, pharmacy network management and other related customer services. Service revenues are recorded by the Company when performance occurs and collectibility is assured.

Cost of Revenues. Cost of product net revenues includes the cost of inventory dispensed from the mail order pharmacies, along with direct dispensing costs and associated depreciation. Cost of product net revenues also includes ingredient costs of drugs dispensed by and professional fees paid to retail network pharmacies. In addition, cost of product net revenues includes the operating costs of the Company’s call center pharmacies, which primarily respond to member and retail pharmacist inquiries regarding member prescriptions, as well as physician calls. Cost of product net revenues also includes an offsetting credit for rebates earned from pharmaceutical manufacturers whose drugs are included on the Company’s preferred drug lists, which are also known as formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed under formularies, and market share rebates, which are based on the achievement of contractually specified market share levels for a specific drug. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying estimated rebatable prescription drugs dispensed through the Company’s retail network and through the Company’s mail order pharmacies by the contractually agreed manufacturer rebate amount.

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

Goodwill. Goodwill of $5,152.3 million at December 31, 2005 and $3,310.2 million at December 25, 2004 represents, for the PBM business, the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck in 1993, and, to a significantly lesser extent, the Company’s acquisition of ProVantage Health Services, Inc. (“ProVantage”), in 2000. The balance at December 31, 2005 also includes a portion of the excess of the Accredo purchase price over tangible net assets acquired, which has been allocated to goodwill and, to a significantly lesser extent, the acquisition of selected assets of Pediatric Services of America, Inc. (“Pediatric Services”) in November 2005. See Note 3, “Acquisitions of Businesses,” for more information. The Company tests its goodwill for impairment on an annual basis, or whenever events, such as a protracted decline in the Company’s stock price or other changes in circumstances indicate that the carrying amount may not be recoverable, using a two-step fair-value based test. The most recent assessment of goodwill impairment for each of the designated reporting units was performed as of September 24, 2005, and the recorded goodwill was determined not to be impaired.

Intangible Assets, Net. Intangible assets, net, of $2,741.6 million at December 31, 2005 and $2,140.6 million at December 25, 2004, (net of accumulated amortization of $1,224.1 million at December 31, 2005 and $1,031.6 million at December 25, 2004) primarily reflect, for the PBM business, the value of client relationships that arose in connection with the acquisition of the Company by Merck in 1993 and that have been pushed down to the consolidated balance sheets of the Company. The balance at December 31, 2005 also includes the portion of the excess of the Accredo purchase price over tangible net assets acquired that has been allocated to intangible assets. See Note 3, “Acquisitions of Businesses,” for more information. These intangible assets are recorded at cost and are reviewed for impairment whenever events, such as losses of significant clients or biotechnology manufacturer contracts, or other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, the carrying amount of the assets is compared to the pre-tax undiscounted expected future cash flows derived from the lowest appropriate asset groupings. If this comparison indicates that there is an impairment, the amount of the impairment would be calculated using discounted expected future cash flows.

The Company continually assesses the useful lives of the intangible assets, taking into account historical client turnover experience, including recent losses of clients and expected future losses, to ensure they reflect current circumstances. Effective as of the beginning of the 2004 fiscal year, the weighted average useful life was revised from 35 years to 23 years, with the annual intangible asset amortization expense increasing to $179.9 million from $94.3 million in 2003. Effective as of the Accredo acquisition on August 18, 2005, the weighted average useful life of intangible assets subject to amortization is 23 years in total and by major asset class are approximately 23 years for the PBM client relationships and approximately 22 years for the Accredo intangibles, with the annual intangible amortization expense increasing to $218.5 million.

Stock-Based Compensation. The Company grants options to employees to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years and expire within 10 years from the date of the grant. Under the terms of the Medco Health Solutions, Inc., 2002 Stock Incentive Plan, as of December 31, 2005, 22.6 million shares of the Company’s common stock are available for awards under the plan. As of December 31, 2005, under the terms of the Accredo Health 2002 Long Term Incentive Plan as amended and restated on August 18, 2005, there are 0.8 million shares of the Company’s common stock available for awards under the plan. Prior to the spin-off from Merck, the Company’s employees had participated in Merck stock option plans under which employees were granted options to purchase shares of Merck common stock at the fair market value on the date of grant. These options generally were exercisable in three to five years and expired within five to 15 years from the date of grant. Certain Merck stock options granted in 2002 and 2003 converted to Medco options upon the spin-off (the “Converted Options”). The rate of conversion was determined based on a formula that preserved the economic position of the option holder immediately before and after the spin-off.

The Company accounts for employee options to purchase stock, and for employee participation in the Medco Health Solutions, Inc., 2003 Employee Stock Purchase Plan (“2003 ESPP”) and the Medco Health Solutions, Inc., 2001 Employee Stock Purchase Plan (“2001 ESPP”), under the intrinsic value method of expense recognition in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). See “—Recent Accounting Pronouncements” below for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which revises SFAS No. 123 and supersedes APB 25, and its related implementation guidance. Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option on the date of grant. Because employee stock options are granted to purchase shares of stock at the fair market value on the date of grant, no compensation expense has been recognized in the Company’s consolidated statements of income for any stock options granted, or shares issued under the 2003 ESPP.

If the fair value method of accounting had been applied for stock options and shares issued under the 2003 ESPP, net income in 2005, 2004 and 2003 would have been reduced. The fair value method under SFAS 123 requires recognition of compensation expense ratably over the vesting period. In January 2004, the Company revised the assumptions utilized by the Black-Scholes model in determining pro forma compensation expense, based on updated option exercise data, such that the expense is attributed under the method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) as this was considered the preferred method before final issuance of SFAS 123R. As a result, beginning in January 2004, the Company has calculated pro forma compensation expense for any stock options granted since that time using the FIN 28 methodology. The Company recognizes pro forma compensation expense under the straight-line method of amortization for stock options granted prior to January 2004.

The pro forma effect on net income and earnings per share if the Company had applied the fair value method for recognizing employee stock-based compensation to stock options and for shares issued under the 2003 ESPP and the 2001 ESPP is as follows ($ in millions, except for per share data):

Fiscal Years	2005(1)	2004	2003
Net income, as reported (2)	$602.0	$481.6	$425.8
Medco stock-based compensation expense, net of tax (3)	(60.2)	(89.0)	(43.1)

Pro forma net income including Medco stock-based compensation expense	541.8	392.6	382.7
Merck stock-based compensation expense, net of tax (4)	—	—	(98.3)

Pro forma net income including all stock-based compensation expense	$541.8	$392.6	$284.4

Basic earnings per share:
As reported	$2.09	$1.77	$1.58
Pro forma (SFAS 123)	$1.88	$1.44	$1.05
Diluted earnings per share:
As reported	$2.05	$1.75	$1.57
Pro forma (SFAS 123)	$1.85	$1.43	$1.05

Notes

(1)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.
(2)	The Company grants restricted stock units and restricted stock to employees and directors, generally vesting over two or three years. The Company records unearned compensation within stockholders’ equity at an amount equivalent to the market value on the date of grant and amortizes such amount to compensation expense over the vesting period. Net income, as reported, includes stock-based compensation expense related to the restricted stock units and restricted stock for the year ended December 31, 2005 of $10.4 million ($17.2 million pre-tax) and for the year ended December 25, 2004 of $2.6 million ($4.4 million pre-tax) and for the year ended December 27, 2003, $2.9 million ($5.0 million pre-tax). At December 31, 2005, the net unearned compensation recorded within stockholders’ equity is $39.8 million.
(3)	For the year ended December 31, 2005, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $59.5 million ($98.7 million pre-tax) for the stock options and $0.7 million ($1.2 million pre-tax) for the 2003 ESPP. For the year ended December 25, 2004, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $88.3 million ($147.7 million pre-tax) for the stock options and $0.7 million ($1.2 million pre-tax) for the 2003 ESPP. For the year ended December 27, 2003, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $42.9 million ($73 million pre-tax) for the stock options and $0.2 million ($0.3 million pre-tax) for the 2003 ESPP.
(4)	The Company is reflecting the Merck stock-based compensation for its employees in the pro forma net income for the periods the Company was wholly-owned by Merck. Upon spin-off from Merck, the Company’s employees had no remaining service requirements to Merck and the Merck stock options became fully vested, with the 2003 compensation expense of $98.3 million reflecting the accelerated vesting. There has been no impact on the Company’s post spin-off pro forma earnings, nor will there be any impact on future pro forma earnings relating to the Merck options.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Medco volatility assumption is based on the volatility of the largest competitors within the PBM industry combined with the Company’s stock price volatility for the period the Company has been publicly traded. The weighted average fair value of options granted for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 was $17.78, $14.69 and $12.31, respectively. The historical Merck assumptions relate to Merck stock and were therefore based on Merck’s valuation assumptions. The weighted average option assumptions utilized for options granted during the years presented are as follows:

Fiscal Years	2005	2004	2003
Medco stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	—	—	—
Risk-free interest rate	4.0%	3.1%	3.0%
Expected volatility	35.0%	45.0%	45.0%
Expected life (years)	5.3	5.5	4.6
Merck stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	—	—	2.6%
Risk-free interest rate	—	—	2.4%
Expected volatility	—	—	31.0%
Expected life (years)	—	—	5.1

See Note 10, “Stock Based Compensation,” for additional information concerning the Company’s stock-based compensation plans.

Income Taxes. The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Prior to the date of its incorporation on May 25, 2002, the Company was structured as a single member limited liability company with Merck as the sole member. As described further in Note 9, “Taxes on Income,” under the terms of the tax responsibility allocation agreement, the Company is responsible for the payment of federal income taxes and all state income taxes on income earned subsequent to the date of the spin-off, except that the Company is also generally responsible for state income taxes on income earned subsequent to the date of incorporation in states where Merck did not file a unitary or combined return. These federal and state income tax liabilities are reflected in accrued expenses and other current liabilities. The Company records deferred tax assets and liabilities based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates.

Use of Estimates. The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as accruals for rebates receivable and payable, depreciable/useful lives, allowance doubtful accounts, testing for impairment of long-lived assets, income taxes, pension and other postretirement benefit plan assumptions, amounts recorded for contingencies, and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Operating Segments. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has two reportable segments, PBM and Specialty Pharmacy. See Note 13, “Segment Reporting,” for more information. Both the PBM and Specialty Pharmacy segments operate in one geographic region, which includes the United States and Puerto Rico.

Earnings per Share. The Company reports earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic EPS are computed by dividing net income by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted EPS are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding options, and their equivalents, as well as restricted stock units, is reflected in diluted EPS by application of the treasury stock method. From February 26, 2002 to June 28, 2003, Merck granted under its employee stock options plans, options that converted into 10.9 million Medco options on August 19, 2003. The rate of conversion was determined based on a formula that preserved the economic position of the option holder immediately before and after the spin-off.

For purposes of calculating fiscal year 2003 diluted EPS, the Converted Options were assumed to have converted to Medco options on their original date of grant. Subsequent to the spin-off in August 2003, the Company granted options of 12.5 million shares in fiscal 2003, 6.6 million shares in fiscal 2004 and 8.4 million shares in fiscal 2005, inclusive of 4.6 million shares as the result of the conversion of the Accredo options outstanding, at the fair market value on the date of grant. These options may have a dilutive effect on future EPS if the exercise price of the options is less than the market price during a future reporting period. Options granted by Merck to Medco employees prior to February 26, 2002 remain options to purchase Merck stock and became fully vested upon the spin-off. These Merck options have no impact on Medco share dilution. For the years ended December 31, 2005, December 25, 2004 and December 27, 2003, there were outstanding options to purchase 1.1 million, 1.4 million and 0.6 million shares of Medco stock, respectively, where the exercise price of the options exceeded the average stock price, which is calculated as the average of the NYSE price for each trading day in the fiscal period. Accordingly, these options are excluded from the diluted EPS calculations.

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation (amounts in millions):

Fiscal Years	2005	2004	2003
Weighted average shares outstanding	288.1	271.9	270.1
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	5.4	2.8	0.7

Weighted average shares outstanding assuming dilution	293.5	274.7	270.8

Other Comprehensive Income (Loss). Total comprehensive income includes, in addition to net income, unrealized investment gains and losses and changes in the minimum pension liability excluded from the consolidated statements of income that were recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. These items are referred to as accumulated other comprehensive income.

Pension and Other Postretirement Benefits. The determination of the Company’s obligation and expense for pension and other postretirement benefits is based on assumptions used by actuaries including an appropriate discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and healthcare costs. See Note 8, “Pension and Other Postretirement Benefits,” for more information concerning the Company’s pension and other postretirement benefits assumptions.

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

Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS 123R, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretative guidance in applying the provisions of SFAS 123R. In April 2005, the SEC adopted a rule that amended the compliance date of SFAS 123R whereby the Company is required to adopt this pronouncement no later than the first quarter of 2006. The Company expects to adopt the new requirements in the first quarter of 2006 using the modified prospective method available under SFAS 123R. As disclosed above, the Company would have recorded $60.2 million of additional after-tax expense if the provisions of SFAS 123R were applied in 2005. Based on the remaining vestings for stock options outstanding, as well as the Company’s expected future option grants, the Company expects the full year 2006 compensation expense related to stock options and other forms of stock-based compensation to be approximately $40 million to $50 million on an after-tax basis upon adoption of SFAS 123R.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

3. ACQUISITIONS OF BUSINESSES

Accredo. On August 18, 2005, the Company acquired all of the outstanding common stock of Accredo. Accredo offers a limited number of high cost drugs that are primarily injectable for the recurring treatment of chronic and potentially life threatening diseases. Accredo’s services include specialty pharmacy, clinical, delivery and reimbursement services. Accredo primarily provides overnight, temperature-controlled delivery of all drugs and supplies necessary for patients to self-administer their drug dosages safely and effectively in the privacy of their homes. Additionally, there are instances where drugs dispensed by Accredo are administered at physicians’ offices or other alternative sites. On February 10, 2004, Accredo and Medco entered into what was a ten-year strategic alliance pursuant to which Accredo became the preferred retail and mail order pharmacy provider to members of Medco-administered health plans for the specialty pharmacy products dispensed by Accredo. The Company acquired Accredo because it anticipates that the combination of the two companies will accelerate its growth in the rapidly growing specialty pharmacy industry.

Under the terms of the Agreement and Plan of Merger dated February 22, 2005 (the “Merger Agreement”), Accredo shareholders received $22.00 in cash plus 0.49107 of a share of Medco common stock for each outstanding share of Accredo common stock. Approximately 24 million shares of Medco common stock were issued in connection with the acquisition. The aggregate purchase price amounted to $2.4 billion, including $1.2 billion in Medco common stock, $1.1 billion in cash and $0.1 billion of converted options. The $0.1 billion of converted options represents the acquisition date fair value of the Medco options issued in exchange for the outstanding Accredo options under the terms of the Merger Agreement. The transaction was accounted for under the provisions of SFAS No. 141, “Business Combinations.” The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of manufacturer relationships of $357.5 million, payor relationships of $204.6 million, trade names of $153.2 million, patient relationships of $50.9, non-compete agreements of $2.9 million and lease agreements of $1.0 million, which are being amortized using the straight-line method over an estimated weighted average useful life of approximately 22 years. These assets are included in intangible assets, net, in the consolidated balance sheet as of December 31, 2005.

The purchase price reflects the fair value of Medco common stock issued in connection with the acquisition based on the Medco common stock average closing price for the three trading days including August 18, 2005, which was $49.64. The purchase price for Accredo was primarily determined on the basis of management’s expectations of future earnings and cash flows, including synergies, and resulted in the recording of goodwill of $1.8 billion, which is not tax deductible. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized. The $1.1 billion cash component of the purchase price was financed with cash on hand, a new $750 million term loan facility, and a $450 million draw-down under an existing accounts receivable financing facility, partially offset by extinguishments of existing debt. See Note 7, “Debt and Refinancing,” for more information.

Accredo’s operating results from August 18, 2005, the date of acquisition, through December 31, 2005, are included in the accompanying consolidated financial statements. The unaudited pro forma results of operations of the Company and Accredo, prepared based on the purchase price allocation for Accredo described above and as if the Accredo acquisition had occurred at the beginning of each fiscal year presented, would have been as follows ($ in millions, except per share amounts):

Fiscal Years	2005	2004
Pro forma total net revenues	$38,912.0	$36,890.5
Pro forma net income	$596.4	$536.0

Pro forma basic weighted average shares outstanding	312.4	295.7
Pro forma basic earnings per common share	$1.91	$1.81
Pro forma diluted weighted average shares outstanding	318.6	298.9
Pro forma diluted earnings per common share	$1.87	$1.79

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the Accredo acquisition had been completed at the beginning of each period. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.

The Company retained third-party valuation advisors to conduct analyses of the assets acquired and liabilities assumed in order to assist the Company with the purchase price allocation. These analyses are being used by management in the determination of the final allocation. The purchase price allocation may be subject to further refinement based on identification of any necessary changes or other acquisition-related adjustments primarily related to contingencies. The Company expects that if any refinements become necessary, they would be completed by August 2006. There can be no assurance that such finalization will not result in material changes. The following table summarizes the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Accredo acquisition ($ in millions):

As of August 18, 2005
Current assets	$711.3
Property and equipment, net	47.3
Goodwill	1,809.6
Identifiable intangible assets	770.1
Other noncurrent assets	13.8

Total assets acquired	3,352.1

Current liabilities	297.5
Long-term debt	343.0
Deferred income taxes	289.6

Total liabilities assumed	930.1

Net assets acquired	$2,422.0

Pediatric Services. On November 21, 2005, Accredo acquired a portion of Pediatric Services’ specialty pharmacy business consisting of selected assets for $72.5 million. The transaction was accounted for under the provisions of SFAS No. 141, “Business Combinations.” The purchase price has been allocated based upon the preliminary estimated fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $32.6 million, has been allocated to goodwill, and $23.4 million has been allocated to intangible assets which are being amortized using the straight-line method over an estimated weighted average useful life of approximately 20 years. These assets are included in intangible assets, net, and goodwill, respectively, in the consolidated balance sheet as of December 31, 2005. The pro forma amounts presented above exclude Pediatric Services due to the relative immateriality of its results of operations.

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following ($ in millions):

	December 31, 2005	December 25, 2004
Land and buildings	$186.0	$187.7
Machinery, equipment and office furnishings	542.1	495.4
Computer software	738.7	637.1
Leasehold improvements	97.9	96.2
Construction in progress (primarily capitalized software development)	3.5	8.5

	1,568.2	1,424.9
Less accumulated depreciation and amortization	(895.9)	(767.1)

Property and equipment, net	$672.3	$657.8

Depreciation and amortization expense for property and equipment totaled $165.0 million, $197.6 million and $189.0 million in fiscal years 2005, 2004 and 2003, respectively.

5. LEASES

The Company leases pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, the Company leases pill dispensing and counting devices and other operating equipment for use in its mail order pharmacies, as well as computer equipment for use in its data centers. Rental expense was $54.3 million, $50.6 million and $60.5 million for fiscal years 2005, 2004 and 2003, respectively. The minimum aggregate rental commitments under noncancelable leases, excluding renewal options, are as follows ($ in millions):

Fiscal Years Ending December
2006	$36.6
2007	25.4
2008	18.8
2009	12.7
2010	9.6
Thereafter	9.2

Total	$112.3

In the normal course of business, operating leases are generally renewed or replaced by new leases.

6. GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the Company’s goodwill and other intangible assets ($ in millions):

	December 31, 2005			December 25, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Goodwill:
PBM(1)	$4,123.6	$813.4	$3,310.2	$4,123.6	$813.4	$3,310.2
Accredo(2)	1,842.1	—	1,842.1	—	—	—

Total	$5,965.7	$813.4	$5,152.3	$4,123.6	$813.4	$3,310.2

Intangible assets:
PBM client relationships(3)	$3,172.2	$1,211.5	$1,960.7	$3,172.2	$1,031.6	$2,140.6
Accredo(2)	793.5	12.6	780.9	—	—	—

Total	$3,965.7	$1,224.1	$2,741.6	$3,172.2	$1,031.6	$2,140.6

Notes:

(1)	Principally comprised of the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck & Co., Inc. (“Merck”) in 1993 and, to a significantly lesser extent, the Company’s acquisition of ProVantage in 2000.
(2)	Represents the Specialty Pharmacy segment primarily reflecting the excess of the Accredo purchase price over tangible net assets acquired, which has been allocated to goodwill and intangible assets, and, to a significantly lesser extent, the acquisition of selected assets of Pediatric Services. See Note 3, “Acquisitions of Businesses.”
(3)	Principally comprised of the recorded value of Medco’s client relationships at the time of the acquisition of the Company by Merck in 1993 and, to a significantly lesser extent, the Company’s acquisition of ProVantage in 2000.

Aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated to be $218.5 million. The weighted average useful life of intangible assets subject to amortization is 23 years in total and by major intangible asset class are approximately 23 years for the PBM client relationships and approximately 22 years for the Accredo acquired intangible assets.

For the year ended December 25, 2004, the Company revised the weighted average useful life of its intangible asset from the Merck acquisition to 23 years, which resulted in an annual amortization expense increase of $85.6 million.

7. DEBT AND REFINANCING

The Company’s debt consists of the following ($ in millions):

	December 31, 2005	December 25, 2004
Short-term debt:
Current portion of long-term debt	$75.5	$100.0
Accounts receivable financing facility	450.0	—

Total short-term debt	525.5	100.0

Long-term debt:
Senior unsecured term loan	456.2	—
Senior secured term loan	—	600.0
7.25% senior notes due 2013, net of unamortized discount	496.7	496.3
Other notes payable	0.3	—
Fair value adjustment for interest rate swap agreements	(9.3)	(3.4)

Total long-term debt	943.9	1,092.9

Total debt	$1,469.4	$1,192.9

Senior Bank Credit Facilities. In connection with the Accredo acquisition, the Company completed a refinancing of its senior secured credit facilities in August 2005. The refinancing included an extinguishment of the existing $460 million senior secured term loans and the $250 million revolving credit facility, both of which were replaced with a new $1.25 billion senior unsecured credit facility, comprised of a $750 million term loan and a $500 million revolving credit facility. The refinancing resulted in a charge in the third quarter of 2005 to write off $1.7 million of deferred debt issuance costs related to the previous credit facility. The new credit facilities bear interest at the London Interbank Offered Rate (“LIBOR”) plus a 0.625% margin. The weighted average LIBOR was 4.18% as of December 31, 2005. Principal payments under the new term loan facility of $18.8 million are scheduled quarterly and began on December 30, 2005, with the final payment representing the remaining balance due on August 18, 2010.

Prior to the refinancing date, the Company paid down $240 million of the then existing term loans in fiscal 2005, consisting of $60 million of required installment payments and $180 million of additional discretionary payments. Subsequent to the refinancing in August 2005, the Company paid down $218.8 million in outstanding debt, consisting of $18.8 million of required installment payments and $200 million of additional discretionary payments. The fair value of the term loan obligations outstanding under the senior unsecured bank credit facility approximates its carrying value and was estimated using current interbank market prices.

At December 31, 2005, the Company had approximately $484.6 million available for borrowing under the $500 million revolving credit facility, exclusive of approximately $15.4 million in issued letters of credit.

The pre-existing senior secured credit facility resulted from a refinancing of the Company’s original senior secured term loans, which were entered into in connection with the spin-off in August 2003, and are reflected in the Company’s December 25, 2004 balances. Proceeds from the original loans were used to fund a portion of the parting cash dividend to Merck. In March 2004, Medco borrowed $800 million in term loans under a $1,050 million senior secured credit facility to refinance the original spin-off financing at more favorable rates. The facility included a $250 million revolving credit facility. The term loans bore interest at LIBOR plus a 1.25% margin. The weighted average LIBOR was 2.06% as of December 25, 2004.

Senior Notes. Medco completed in August 2003, in connection with the spin-off, an underwritten public offering of $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.195% of par value. Proceeds from this offering were also used to fund a portion of the parting cash dividend to Merck. The senior notes bear interest at a rate of 7.25% per annum, with an effective interest rate of 7.365%, and mature on August 15, 2013. The Company may redeem the senior notes at its option, in whole or in part, at any time at a price equal to the greater of: (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of the notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable treasury issue for such redemption date plus 50 basis points.

The estimated aggregate fair value of the senior notes equaled $548.4 million and $559.4 million at December 31, 2005 and December 25, 2004, respectively. The fair market value is based on quoted market prices.

The Company entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013 consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon quoted market prices that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented a net payable of $9.3 million and $3.4 million as of December 31, 2005 and December 25, 2004, respectively. These amounts were recorded in other noncurrent liabilities, with an offsetting amount recorded in long-term debt, net. These are the amounts that the Company would have had to pay to third parties if the derivative contracts had been settled. Under the terms of the swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month LIBOR plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest and other (income) expense, net. Interest expense was reduced by $1.8 million and $4.5 million for the years ended December 31, 2005 and December 25, 2004, respectively, as a result of the swap agreements. The weighted average LIBOR associated with the swap agreements was 3.2% and 1.5% for the years ended December 31, 2005 and December 25, 2004, respectively.

Accounts Receivable Financing Facility. The Company, through a wholly-owned subsidiary, entered into a $500 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebate accounts receivable. The Company drew down $450 million under its accounts receivable financing facility in connection with the Accredo acquisition in the third quarter of 2005 and that amount is still outstanding as of December 31, 2005. The fair value of the accounts receivable financing facility approximates its market value.

The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by the Company’s credit rating. The weighted average annual interest rate on amounts borrowed under the facility as of December 31, 2005 was 4.27%. At December 31, 2005, the Company had approximately $50 million available for borrowing under the facility.

The senior unsecured credit facility, senior notes and accounts receivable financing facility contain covenants, including, among other items, minimum interest coverage, maximum leverage ratios, as well as restrictions on dividends, share repurchases, asset sales and liens. As of December 31, 2005 and December 25, 2004, the Company was in compliance with all covenants.

The aggregate maturities of long-term debt, including current portion, for each of the next five fiscal years are as follows: 2006, $75.5 million; 2007, $75.2 million; 2008, $75.0 million; 2009, $75.0 million and thereafter, $731.3 million. Interest expense on total debt was $73.9 million in 2005, $69.1 million in 2004 and $29.3 million in 2003.

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The majority of the net cost for the Company’s pension plans consisted of the following components ($ in millions):

Fiscal Years	2005	2004	2003
Service cost	$16.2	$15.3	$15.6
Interest cost	5.9	5.6	5.2
Expected return on plan assets	(8.0)	(7.6)	(6.9)
Net amortization of actuarial losses	0.3	0.4	2.2

Net pension cost	$14.4	$13.7	$16.1

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net cost of these postretirement benefits consisted of the following components ($ in millions):

Fiscal Years	2005	2004	2003
Service cost	$1.8	$2.1	$12.9
Interest cost	1.8	2.2	5.9
Amortization of prior service costs	(4.3)	(4.4)	0.8
Net amortization of actuarial losses	1.7	2.4	1.8

Net postretirement benefit cost	$1.0	$2.3	$21.4

The Company amended the postretirement healthcare benefit plan in 2003, which reduced benefit obligations, the effect of which is reflected in the amortization of prior service costs component of the net postretirement benefit cost.

Pension Plan Assets. The Company’s pension plan asset allocation at December 31, 2005, December 25, 2004 and target allocation for 2006 by asset category are as follows:

		Percentage of Plan Assets at
Asset Category	Target Allocation 2006	December 31, 2005	December 25, 2004
U.S. equity securities	50-60%	51%	55%
International equity securities	12-18%	15%	15%
Fixed income*	27-33%	34%	30%

Total		100%	100%

*	Includes cash.

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

The pension plan seeks to achieve total returns both sufficient to meet expected future obligations, as well as returns greater than its policy benchmark reflecting the target weights of the asset classes used in its targeted strategic asset allocation. The plan’s targeted strategic allocation to each asset class was determined through an asset / liability modeling study. The currently adopted strategic asset allocation targets 70% in equity securities and 30% in fixed income and diversification within specific asset classes of these broad categories. The Company believes that the portfolio’s equity weighting strategy is consistent with investment goals and risk management practices applicable to the long-term nature of the plan’s benefit obligation.

Changes in Plan Assets and Projected Benefit Obligation. Summarized information about the changes in plan assets and projected benefit obligation is as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
Fiscal Years	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$105.5	$96.5	$—	$—
Actual return on plan assets	5.6	9.6	—	—
Company contributions	11.0	9.3	1.9	2.6
Employee contributions	—	—	1.3	0.7
Benefits paid	(8.2)	(9.9)	(3.2)	(3.3)

Fair value of plan assets at end of year	$113.9	$105.5	$—	$—

Projected benefit obligation at beginning of year	$107.4	$94.3	$41.4	$28.5
Service cost	16.4	15.4	1.8	2.1
Interest cost	6.0	5.6	1.8	2.2
Employee contributions	—	—	1.3	0.7
Actuarial (gains) losses	1.9	2.0	(9.9)	11.2
Benefits paid	(8.2)	(9.9)	(3.2)	(3.3)

Projected benefit obligation at end of year	$123.5	$107.4	$33.2	$41.4

A reconciliation of the plans’ funded status to the net asset (liability) recognized at year-end 2005 and 2004 is as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Plan assets in excess of (less than) benefit obligation	$(9.6)	$(1.9)	$(33.2)	$(41.4)
Unrecognized net loss	17.2	13.0	33.8	47.1
Unrecognized prior service benefit	(0.1)	(0.1)	(53.5)	(59.5)

Net asset (liability)	$7.5	$11.0	$(52.9)	$(53.8)

Recognized as:
Other current assets	$8.1	$11.5	$—	$—
Other current liabilities	(0.6)	(0.5)	(2.1)	(2.7)
Other noncurrent liabilities	—	—	(50.8)	(51.1)

Net asset (liability)	$7.5	$11.0	$(52.9)	$(53.8)

The accumulated benefit obligation for all defined benefit plans was $112.4 million and $98.9 million at December 31, 2005 and December 25, 2004, respectively, and the projected benefit obligation for all defined benefit plans was $123.5 million and $107.4 million at December 31, 2005 and December 25, 2004, respectively. The projected benefit obligation amounts are higher because they include projected future salary increases through expected retirement.

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

Actuarial Assumptions. Actuarial weighted average assumptions used in determining plan information are as follows:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Weighted average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

Weighted average assumptions used to determine net cost for the fiscal year ended:
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.75%	—	—	—
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

The Company reassesses its benefit plan assumptions on a regular basis. For 2005, the Company maintained its expected long-term rate of return on plan assets of 8.0% for pension benefits, and at December 31, 2005, changed its discount rates for pension benefits and other postretirement benefits from 5.75% to 5.50% to reflect the prevailing market interest rate environment. The discount rate assumption is determined by considering a portfolio of high-quality corporate bond investments that would provide the future cash flows needed to settle benefit obligations as they came due.

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

Actuarial assumptions are based on management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $0.6 million favorable (unfavorable) impact on net pension and postretirement benefit cost. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $0.25 million favorable (unfavorable) impact on net pension cost.

The amended postretirement benefit healthcare plan resulted in future costs being capped based on 2004 costs. As a result, employer liability is not affected by healthcare cost trend after 2004.

The Company will have a minimum pension funding requirement of $11.8 million under the Internal Revenue Code (“IRC”) during 2006. The preceding hypothetical changes in discount rate and expected rate of return assumptions would not impact the Company’s funding requirements.

Cash Flows

Employer Contributions. The Company expects to contribute an additional amount up to $5.0 million to its pension plans above the aforementioned minimum pension funding requirement. The expected contributions to the pension plans during 2006 are estimated to reflect amounts necessary to satisfy minimum funding requirements or Medco’s discretion in bringing the plans to a fully funded accumulated benefit obligation status. The Company anticipates that contributions will consist solely of cash.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

Fiscal Years	Pension Benefits	Other Postretirement Benefits
2006	$7.7	$2.1
2007	$8.9	$2.0
2008	$10.0	$1.9
2009	$11.0	$1.9
2010	$12.1	$1.8
2011—2015	$77.9	$9.3

Other Plans. The Company participates in a multi-employer defined benefit retirement plan that covers certain union employees. The Company made contributions to the plan of $0.2 million in 2005, $0.5 million in 2004 and $1.0 million in 2003.

The Company sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the IRC. Contributions to the plans are based on employee contributions and a Company matching contribution. The Company’s matching contributions to the plans were $22.4 million in 2005, $20.0 million in 2004 and $17.6 million in 2003.

9. TAXES ON INCOME

The components of the provision for income taxes are as follows ($ in millions):

Fiscal Years	2005	2004	2003
Current provision:
Federal	$486.3	$209.1	$356.6
State	97.7	37.0	88.3

Total	584.0	246.1	444.9

Deferred provision (benefit):
Federal	(172.2)	59.3	(124.0)
State	(60.9)	19.3	(18.0)

Total	(233.1)	78.6	(142.0)

Total provision for income taxes	$350.9	$324.7	$302.9

A reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

Fiscal Years	2005	2004	2003
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	2.5	4.6	6.2
Other	(0.7)	0.7	0.4

Effective tax rate	36.8%	40.3%	41.6%

The Company’s effective tax rate decreased to 36.8% for the year ended December 31, 2005 compared to 40.3% for the year ended December 25, 2004. The decrease in the effective rate for the year reflects a $25.7 million non-recurring benefit recorded in the third quarter of 2005 associated with a reduction in the Company’s marginal state income tax rate resulting primarily from an enacted change in a state income tax law and the receipt of a favorable state income tax ruling. A reduction in the Company’s marginal state income tax rate creates a benefit via a corresponding reduction of the Company’s net deferred tax liabilities, principally on its net intangible assets, partially offset by deferred tax assets primarily from client rebates payable and other accruals.

During 2004, the Company completed a study of its state tax position for the apportionment of its income, based on its business activities and tax strategies existing as of the spin-off date from Merck. The study included formalization during the second quarter of its state income tax position through rulings from and discussions with taxing authorities in key selected states. As a result of the outcome of the study, the Company has determined that its income taxes as a stand-alone taxpayer should be provided at a lower effective rate than the rate it used as a member of the Merck consolidated group. For all periods presented, the Company’s consolidated balance sheets reflect a net deferred tax liability, which arises from its deferred tax liabilities, principally on its intangible assets being only partially offset by its deferred tax assets, principally on client rebates payable and other accruals. Accordingly, a reduction in the Company’s effective tax rate results in a benefit from the reduction of that net deferred tax liability. As a result of the study, the Company expects to settle its net deferred tax liability as a stand-alone taxpayer at an effective rate lower than it expected to settle as a member of the Merck consolidated group. Accordingly, the Company in the second quarter of 2004 reduced its net deferred tax liability existing as of the spin-off date, and recorded the benefit as a $38.3 million credit to additional paid-in capital. The Company also adjusted its net deferred tax liability in the second quarter of 2004 for temporary differences arising since the spin-off through income tax expense, the impact of which was not material. In addition, and largely as a result of state filing positions available as a stand alone taxpayer as opposed to filing as a member of the Merck consolidated group, the Company expects to achieve additional state income tax savings some of which relate to state income tax payables provided for at the spin-off date from Merck. To the extent that these state tax savings are realized, they will be recorded as a reduction of state income taxes at the time approval is received from the respective state taxing jurisdiction or the applicable statute of limitation has expired.

Deferred income taxes at year end consisted of ($ in millions):

	2005		2004
	Assets	Liabilities	Assets	Liabilities
Intangibles	$—	$1,037.8	$—	$833.3
Accelerated depreciation	—	167.4	—	177.2
Accrued expenses	52.5	—	56.8	—
Accrued rebates	185.3	—	49.9	—
Other	83.2	8.6	65.1	19.7

Total deferred taxes	$321.0	$1,213.8	$171.8	$1,030.2

Income taxes payable of $203.5 million and $64.8 million as of December 31, 2005 and December 25, 2004, respectively, are reflected in accrued expenses and other current liabilities.

10. STOCK-BASED COMPENSATION

Stock Option Plans. Summarized information related to stock options held by the Company’s employees is as follows (shares of options in thousands):

Medco Stock Options	Number of Shares	Average Price (1)
Options converted, August 19, 2003 (2)	10,887.9	$26.81
Granted	12,546.9	$27.68
Exercised	(488.4)	$24.95
Forfeited	(577.0)	$26.80

Outstanding at December 27, 2003	22,369.4	$27.34
Granted	6,598.5	$33.16
Exercised	(3,532.3)	$26.78
Forfeited	(1,686.5)	$30.61

Outstanding at December 25, 2004	23,749.1	$28.81
Granted	3,833.5	$47.21
Options converted, August 18, 2005 (3)	4,568.2	$28.91
Exercised	(12,909.7)	$27.84
Forfeited	(848.8)	$33.22

Outstanding at December 31, 2005	18,392.3	$33.13

(!)	Weighted average exercise price.
(2)	Options converted represent 4.8 million Merck options that converted on August 19, 2003 into options to purchase Company common stock at a factor of approximately 2.25241.
(3)	Options converted represent 4.9 million Accredo options that converted on August 18, 2005 into options to purchase Company common stock at a factor of approximately 0.93427.

The number of shares and average price of Medco stock options exercisable at fiscal year-end 2005, 2004 and 2003 was 8.4 million shares at $28.63, 6.9 million shares at $27.47, and 3.3 million shares at $27.10, respectively.

Summarized information about Medco stock options outstanding and exercisable at December 31, 2005 is as follows (shares of options in thousands):

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Average Life (1)	Average Price (2)	Number of Shares	Average Price (2)
Under $20	126.6	4.51	$17.33	126.6	$17.33
$20 to $30	8,547.5	6.96	$27.12	6,268.3	$27.21
$30 to $40	5,952.8	7.19	$33.22	1,910.9	$33.46
$40 to $50	2,634.2	8.99	$44.19	84.1	$41.35
$50 to $60	1,131.2	9.03	$54.17	—	—

Total shares	18,392.3	7.44	$33.13	8,389.9	$28.63

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units granted to Directors and employees have vesting periods that range from one to three years. All restricted stock and restricted stock unit awards are settled in shares of Medco common stock. Upon issuance of restricted stock or restricted stock units, unearned compensation is recognized within shareholders’ equity for the cost of the stock or units. The unearned compensation is recognized as compensation expense ratably over the vesting period of the award.

The following table summarizes restricted stock and restricted stock unit activity for the years ended 2005, 2004 and 2003:

	Restricted Stock			Restricted Stock Units
Fiscal Years	Granted During the Year	Weighted Average Grant Price	Outstanding at End of Year	Granted During the Year	Weighted Average Grant Price	Outstanding at End of Year
2005	112,957	$49.68	112,957	1,147,520	$44.36	1,329,050
2004	—	—	—	14,000	$34.72	322,400
2003	—	—	—	474,300	$26.92	458,450

Employee Stock Purchase Plan. The Company’s employees currently participate in the 2003 ESPP, whereby certain employees of Medco are permitted to purchase shares of Medco stock at a discount to market price. Under the terms of the 2003 ESPP, 750,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of gross pay deducted from their accumulated payroll to purchase shares of Medco common stock at 85% of the fair market value of a share of Medco stock on the last day of trading each calendar quarter. Purchases of Medco stock under the 2003 ESPP were 157,717 shares at a weighted average price of $52.69 in 2005, 237,750 shares at a weighted average price of $34.80 in 2004, and 49,800 shares at a weighted average price of $35.32 for the first three-month purchase period from October 1, 2003 to December 26, 2003. The 2003 ESPP expires the earlier of 2010 or the date as of which the maximum number of shares has been purchased.

From December 29, 2001, through June 27, 2003, the Company’s employees participated in the 2001 ESPP, whereby certain employees of Medco were permitted to purchase shares of Merck stock at a discount to market price. The terms of the 2001 ESPP were substantially the same as the 2003 ESPP. Purchases of Merck stock under the 2001 ESPP were 104,300 shares in 2003 and are not dilutive to the Company’s EPS. The Merck shares purchased under the 2001 ESPP in 2003 were at a weighted average price of $57.87. The plan terminated on June 27, 2003, to allow for the implementation of the new 2003 ESPP.

11. SHARE REPURCHASE PROGRAM

On August 22, 2005, the Company announced that its Board of Directors had authorized a share repurchase program to repurchase up to $500 million of the Company’s common stock in the open market over the next two years. From August 22, 2005 through December 31, 2005, the Company repurchased approximately 7.7 million shares at a cost of $407.3 million. On December 7, 2005, the Company announced that its Board of Directors approved a $1 billion increase over two years to the existing share repurchase program, bringing the total value of the current program to $1.5 billion. The Company’s Board of Directors periodically reviews the program and approves trading parameters.

12. RESTRUCTURING COSTS

The Company made decisions in 2003 to streamline its dispensing pharmacy and call center pharmacy operations, including the closure of some sites and the re-balancing of other facilities, and also to reduce resources in some of its corporate functions. These decisions resulted in additional period expense recorded in the consolidated statements of income of $28.8 million in 2004 and $68.7 million in 2003. The 2004 expenses consist of $26.6 million and $2.2 million recorded in total cost of revenues and selling, general and administrative expenses, respectively. The 2003 expenses consist of $45.8 million and $22.9 million recorded in total cost of revenues and selling, general and administrative expenses, respectively. The 2004 expenses are primarily comprised of non-cash expenses representing a reduction in estimated depreciable asset useful lives to complete the depreciation by the date of the facility closure, as well as other facility closing costs. The 2003 expenses are primarily comprised of severance and accelerated depreciation. The restructuring activities and associated severance cash payments have been completed.

13. SEGMENT REPORTING

Reportable Segments

As a result of the Company’s acquisition of Accredo, the Company now has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs to the Company’s clients and their members, either through the Company’s network of contractually affiliated retail pharmacies or the Company’s mail order pharmacies. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the consolidated statements of income effective with the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included in Medco’s PBM business.

The Company defines the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable, and which require elevated patient support. When dispensed, these products frequently require a significant amount of ancillary administration equipment, special packaging, and a much higher level of patient-oriented customer service than is normally required in the PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, with a smaller but growing percentage of PBM clients as payors.

Factors Used to Identify Reportable Segments

The Specialty Pharmacy segment was formed as a result of the Accredo acquisition on August 18, 2005 in response to a management desire to manage the acquired business together with Medco’s pre-existing specialty pharmacy activity as a separate business from Medco’s PBM operations. This acquisition complimented the pre-existing Medco specialty pharmacy operations, which was evolving in 2004 and, to a greater extent in 2005. Results for the specialty pharmacy business were neither prepared nor provided to the chief operating decision maker as he managed Medco on an entity level.

During 2005, Medco established procedures and controls and implemented system solutions in order to identify discrete financial information on a prospective basis for the specialty pharmacy activities in anticipation of the combination of those activities with Accredo into a separate segment, effective with the closing of the Accredo acquisition. Until these procedures, controls and systems were implemented during 2005, the complexity of the Company’s manufacturer and client contracts, determining the appropriate cost of inventory and retail reimbursement, as well as the shared costs between the PBM and specialty pharmacy activities prevent Medco from preparing detailed separate profitability financial results for specialty pharmacy for periods prior to the formation of the segment in August of 2005.

For fiscal years 2005, 2004 and 2003, Medco has identified the revenues associated with the specialty pharmacy business based on a data extract of sales for the specialty product set. Medco has also calculated the estimated full year operating income for fiscal year 2005 based on the best information available for the pre-acquisition period and the detailed post-acquisition segment results. In estimating the 2004 and 2003 operating income, Medco utilized the overall PBM operating income as a percentage to revenue. The 2004 and 2003 operating income estimates for the pre-existing Medco specialty pharmacy operations approximate the overall PBM operating income as a percentage to revenue as the product pricing and service model was substantially consistent with the overall PBM business in those periods.

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

For the year ended December 31, 2005	PBM(1)	Specialty Pharmacy(2)	Total
Product net revenues	$35,700.1	$1,754.9	$37,455.0
Total service revenues	396.0	19.9	415.9

Total net revenues	36,096.1	1,774.8	37,870.9
Total cost of revenues	34,290.9	1,637.1	35,928.0
Selling, general and administrative expenses	695.8	61.8	757.6
Amortization of intangibles	179.9	12.6	192.5

Operating income	$929.5	$63.3	$992.8
Reconciling items to income before provision for income taxes:
Interest and other (income) expense, net			39.9

Income before provision for income taxes			$952.9

Total identifiable assets	$11,526.0	$2,177.0	$13,703.0
Capital expenditures	$123.3	$8.8	$132.1

Notes:

(1)	Includes eight fiscal months of specialty pharmacy activity previously included in Medco’s PBM business.

(2)	The Specialty Pharmacy segment commenced August 18, 2005, the date of the Accredo acquisition. If the Company had owned Accredo for the full fiscal year ended December 31, 2005, it is estimated that the Specialty Pharmacy segment net revenues would represent approximately 12% of total Medco net revenues.

Medco’s operating results for fiscal 2005, excluding the effect of the Accredo acquisition, would have reflected $37,249.2 million in net revenues, and $953.4 million in operating income. The Company estimates that the specialty pharmacy operations, including the effect of the pre-existing Medco specialty pharmacy operations, reflect approximately $3.6 billion in total net revenues and approximately $99 million in operating income for the full year ended December 31, 2005. For the year ended December 25, 2004, the Company estimates that net revenues for the pre-existing Medco specialty pharmacy operations were approximately $2.6 billion with operating income estimated at $65 million. For the year ended December 27, 2003, the Company estimates that net revenues for the pre-existing Medco specialty pharmacy operations were approximately $1.8 billion with operating income estimated at $39 million.

14. COMMITMENTS AND CONTINGENCIES

Government Proceedings and Requests for Information. In September 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint-in-intervention in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of the federal False Claims Act and asserting other legal claims. The complaint-in-intervention was filed with respect to two pending qui tam, or whistleblower, complaints originally filed in February 2000 under the federal False Claims Act and similar state laws. Additional legal claims were added in an Amended Complaint in December 2003, including a count alleging a violation of the Public Contracts Anti-Kickback Act. Discovery is proceeding in this case. Trial is set for June 6, 2006. At the request of the court, the parties are currently engaged in a mediation process with a federal judge.

In September 2004, the Company received notification from the U.S. Attorney’s Office for the Eastern District of Pennsylvania that the U.S. District Court for the Eastern District of Pennsylvania had granted a motion filed at the Company’s request allowing the Company to publicly disclose the existence of a separate qui tam action in which the Company is named as one of various defendants (the “Complaint”). The U.S. Attorney’s Office has informed Medco that the Complaint alleges violations of the False Claims Act, that the Company and other defendants inflated manufacturers’ “best price” to Medicare and Medicaid, and that the Company and other defendants offered and paid kickbacks to third parties to induce the placement on formularies and promotion of certain drugs. In January 2005, Medco received a subpoena from the Department of Health and Human Services Office of Inspector General (“OIG”) requesting documents that relate to this Complaint. The government agreed to suspend enforcement of the OIG subpoena until October 1, 2005. After discussions with the government, Medco has agreed to turn over documents subject to negotiated protections.

In January 2005, the Company received a letter from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information and representations regarding Medco’s Medicare coordination of benefits recovery program. The Company and the U.S. Attorney’s Office are in discussions regarding the request.

In December 2005, the District Court for the Eastern District of Pennsylvania ordered unsealed a qui tam complaint naming the Company as a defendant that alleged, inter alia, violations of performance guarantees in contracts with the government. The complaint was largely duplicative of the above-discussed action. The U.S. Attorney’s Office for the Eastern District of Pennsylvania later filed a motion declining to intervene. Subsequently, in January 2006, the plaintiff filed a motion to dismiss the complaint without prejudice, which the court granted.

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (“STRS”), a former client, filed a complaint against Merck and the Company in the Ohio Court of Common Pleas, alleging, among other things, violations of the contract between the STRS and Medco and other state law claims. This case was tried before a jury in November and December 2005. The jury did not reach a verdict on whether Medco violated its contract with STRS. It rendered a verdict in favor of STRS on two counts for a total of $7.8 million. It rendered a verdict in favor of Merck on a claim of tortious interference with the contract. Medco has accrued for the amount of the jury verdict and plans to appeal the unfavorable components of the verdict.

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

ERISA and Similar Litigation. In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck and the Company. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA (the Employee Retirement Income Security Act of 1974) and that the Company has breached fiduciary obligations under ERISA in a variety of ways. After the Gruer case was filed, a number of other cases were filed in the same court asserting similar claims. In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis for $42.5 million, and agreed to certain business practice changes, to avoid the significant cost and distraction of protracted litigation. The release of claims under the settlement applies to plans for which the Company has administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval. It does not involve the release of any potential antitrust claims. The plaintiff in one of the cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al. has elected to opt out of the settlement. In May 2004, the district court granted final approval to the settlement and a Final Judgment was entered in June 2004. The settlement becomes final only after all appeals have been exhausted. Two appeals were filed. On December 8, 2005, the U.S. Court of Appeals for the Second Circuit vacated the district court’s Final Judgment and ordered the district court to consider whether the plaintiffs representing the settlement class had legal standing to assert their claims. The Court of Appeals declined to address other issues raised in the appeals until after the district court ruled on the standing issue.

Similar ERISA-based complaints against the Company and Merck were filed in eight additional actions by ERISA plan participants, purportedly on behalf of their plans, and, in some of the actions, similarly situated self-funded plans. The ERISA plans themselves, which were not parties to these lawsuits, had elected to participate in the settlement discussed above and, accordingly, seven of these actions had been dismissed pursuant to the Final Judgment discussed above. The plaintiff in another action, Betty Jo Jones v. Merck-Medco Managed Care, L.L.C., et al., has filed a Second Amended Complaint, in which she seeks to represent a class of all participants and beneficiaries of ERISA plans that required such participants to pay a percentage co-payment on prescription drugs. The effect of the release under the settlement discussed above on the Jones action has not yet been litigated. In addition to these cases, a proposed class action complaint against Merck and the Company has been filed by trustees of another benefit plan, the United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust, in the U.S. District Court for the Northern District of California. This plan has elected to opt out of the settlement. The United Food action has been transferred and consolidated in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation.

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

Antitrust and Related Litigation. In August, 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck and the Company. The plaintiffs, who seek to represent a national class of retail pharmacies that have contracted with the Company, allege that the Company has conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification is currently pending.

In October 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Northern District of Alabama against Merck and the Company. In their Second Amended Complaint, the plaintiffs allege that Merck and the Company have engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed, and have conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through such concerted action, Merck and the Company have engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification is currently pending.

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

In December 2005, a lawsuit captioned Mike’s Medical Center Pharmacy, et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the U.S. District Court for the Northern District of California. The plaintiffs seek to represent a class of all pharmacies and pharmacists that have contracted with the Company and California pharmacies that have indirectly purchased prescription drugs from Merck and make factual allegations similar to those in the Alameda Drug Company action discussed above. The plaintiffs assert claims for violation of the Sherman Act, California antitrust law, and California law prohibiting unfair business practices. The plaintiffs demand, among other things, treble damages, restitution, disgorgement of unlawfully obtained profits, and injunctive relief.

In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that have contracted with the Company within the last three years, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act, and seeks, among other things, compensatory damages, attorney’s fees, and injunctive relief.

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

Accredo. As previously disclosed by Accredo, Accredo and an 80%-owned subsidiary of Accredo (the “Joint Venture”) provided contract pharmacy and related billing services to a third-party pharmacy (the “Local Pharmacy”) that was the subject of a certain state agency audit. The state agency temporarily withheld payments from the Local Pharmacy and alleged, among other things, overbilling and false claims. In December 2005, the parties finalized a settlement involving a civil payment by Accredo of $30 million, which Accredo had accrued in its financial statements prior to the acquisition.

Separately, Accredo and the Joint Venture sold clotting factor to a second third-party pharmacy that is the subject of a similar state agency audit. On January 20, 2006, the agency issued a preliminary assessment of its findings, which included allegations of overbilling and false claims. Since that time, Accredo has been involved in a dialogue with the agency and is in the process of providing additional information and documents for the agency to consider in connection with its ultimate findings.

Accredo and two of its officers are defendants in a class action lawsuit filed in the United States District Court for the Western District of Tennessee. Certain Accredo officers and former directors are defendants in a related stockholders derivative suit filed in the Circuit Court of Shelby County, Tennessee. Plaintiffs in the class action lawsuit allege that the officer’s actions and omissions constitute violations of various sections of the Securities Exchange Act of 1934. Plaintiffs in the derivative suit allege that the officers and former directors have breached their fiduciary duty to Accredo.

Other. The Company entered into an indemnification and insurance matters agreement with Merck in connection with the spin-off. To the extent that the Company is required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in the Company making indemnification payments in amounts that could be material, in addition to any damages that the Company is required to pay.

In 2003, the State of Maine enacted a statute entitled the Unfair Prescription Drug Practices Act (the “MUPDPA”), which imposed fiduciary obligations upon pharmacy benefit managers. In September 2003, the PBM trade association, Pharmaceutical Care Management Association (“PCMA”), of which the Company is a member, filed an action in the U.S. District Court for the District of Maine, challenging the validity of the MUPDPA on various grounds. In April 2005, the district court granted summary judgment in favor of the Maine Attorney General ruling, among other things, that ERISA did not pre-empt the MUPDPA, and allowing the law to take effect. PCMA appealed the ruling to the United States Court of Appeals for the First Circuit and, on November 8, 2005, the Court of Appeals affirmed the district court’s ruling. PCMA plans to petition the United States Supreme Court to review the case. If the Supreme Court declines to review the case or the judgment is upheld, it could have an adverse effect on the Company’s ability to conduct its business on commercially reasonable terms in Maine.

The Company is also involved in various claims and legal proceedings of a nature considered normal to the Company’s business, principally employment and commercial matters.

The various lawsuits described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry, including the PBM and specialty pharmacy industries and their practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in various state and federal government branches, and investigations and public statements by government officials. These factors contribute to the uncertainty regarding the possible course and outcome of the proceedings discussed above. An adverse outcome in any one of the lawsuits described above could result in material fines and damages; changes to the Company’s business practices; loss of (or litigation with) clients; and other penalties. Moreover, an adverse outcome in any one of these lawsuits could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results. The Company is vigorously defending each of the pending lawsuits described above.

Although the range of loss for many of the unresolved matters above is not subject to reasonable estimation and it is not feasible to predict or determine the final outcome of any of the above proceedings with certainty, the Company’s management does not believe that they will have a material adverse effect on the Company’s financial position or liquidity, either individually or in the aggregate. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially adversely affected by the ultimate resolutions of one or more of these matters, or changes in the Company’s assumptions or its strategies related to these proceedings. The Company believes that most of the claims made in these legal proceedings and government investigations would not likely be covered by insurance.

Purchase Obligations. The Company has entered into agreements with certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer that contain minimum purchasing volume commitments. As of December 31, 2005, these purchase obligations amounted to $301.9 million for 2006 and $69.1 million for 2007, the majority of which is associated with Accredo’s specialty pharmacy business.

15. BUSINESS TRANSACTIONS WITH MERCK DURING THE MERCK OWNERSHIP PERIOD

The Company was a wholly-owned subsidiary of Merck from November 18, 1993 through August 19, 2003, the spin-off date, and during this period it entered into intercompany transactions with Merck for items such as the daily transfer of cash collections; cash borrowings to be used in operations as necessary; mail order inventory transactions; sales of PBM and other services; recording of rebates; taxes paid by Merck on behalf of the Company, and allocations of corporate charges. For the majority of the period during which the Company was owned by Merck, Merck provided the Company with various services, including finance, legal, public affairs, executive oversight, human resources, procurement and other services. The historical consolidated financial statements for 2003 and prior years include expense allocations related to these services, which diminished as the Company prepared for the spin-off. These expense allocations are reflected in selling, general and administrative expenses and amounted to $0.4 million for the year-to-date through August 19, 2003 (all of which was recorded in the first quarter of 2003). The Company considers these allocations to be reasonable reflections of the utilization of services provided. The Company assumed full responsibility for these services and the related expenses prior to the completion of the spin-off.

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

Prescription drugs purchased from Merck that are dispensed by the Company’s mail order pharmacies are included in cost of product net revenues, or in inventory if not yet dispensed. During the periods prior to the spin-off, this inventory from Merck was recorded at a price that management believes approximated the price that an unrelated third party would pay. During fiscal 2003 through the spin-off date, purchases from Merck as a percentage of the Company’s total cost of revenues remained consistently in the 4% to 5% range. In addition, the Company records rebates from Merck in cost of revenues based on the volume of Merck prescription drugs dispensed through its retail pharmacy network and by its mail order pharmacies. The accounting treatment for the historical transactions with Merck is consistent with how transactions with other third parties have been and continue to be treated.

The following table presents a summary of the additional transactions with Merck for the period presented prior to the spin-off ($ in millions):

For Fiscal Year Ended	December 27, 2003*
Sales to Merck for PBM and other services	$78.0
Cost of inventory purchased from Merck	$930.4
Gross rebates received from Merck	$301.1

*	Through the spin-off from Merck on August 19, 2003.

As part of the spin-off transaction in 2003, Medco, incurred debt in the amount of $1,499.6 million, and used the proceeds from the debt and intercompany settlement to pay a $2.0 billion parting cash dividend to Merck. The Company began recording retained earnings subsequent to May 25, 2002, when it converted from a limited liability company to a corporation. Of the $2.0 billion parting cash dividend paid to Merck, $500.4 million, representing the accumulated retained earnings from May 25, 2002, through August 19, 2003, was charged to retained earnings and the balance of $1,499.6 million was charged to additional paid-in capital.

In connection with the spin-off., the Company also entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. For the period up to the spin-off date, Merck incurred federal taxes on the Company’s income as part of Merck’s consolidated tax return. For state income taxes prior to the Company’s incorporation, Merck was taxed on the Company’s income. This is also the case for the post-incorporation period through the spin-off date in states where Merck filed a unitary or combined tax return. In states where Merck did not file a unitary or combined tax return, the Company is responsible since incorporation for filing and paying the associated taxes, with the estimated state tax liability reflected in accrued expenses and other current liabilities. Subsequent to the spin-off, the Company is responsible for filing its own federal and state tax returns and making the associated payments.

In addition, the Company entered into an indemnification and insurance matters agreement, as well as a master separation and distribution agreement, and other related agreements. The indemnification and insurance matters agreement covers the Company’s indemnification of Merck for, among other matters, the outcome of certain types of litigation and claims.

In connection with the spin-off, the Company and Merck entered into a managed care agreement that was subsequently terminated. See Note 16, “Subsequent Event,” for more information.

16. SUBSEQUENT EVENT

On February 28, 2006, following arms-length negotiations, the managed care agreement that the Company had entered into with Merck while it was a wholly-owned subsidiary of Merck was terminated as of April 1, 2006. Effective April 1, 2006, the managed care agreement will be replaced with a new agreement that is comparable to the customary rebate agreements the Company has entered into with other major pharmaceutical manufacturers in the ordinary course of our business. The liquidated damages provisions contained in the managed care agreement, under which the Company could have been required to pay liquidated damages if the Company’s Merck-related market share declined below specified levels, will no longer apply.

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

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with our independent registered public accounting firm, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of our independent registered public accounting firm. Our independent registered public accounting firm and internal auditors have free access to the Audit Committee.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (the “COSO criteria”).

In conducting Medco’s evaluation of the effectiveness of its internal control over financial reporting, Medco has excluded the acquisition of Accredo Health, Incorporated (“Accredo”), which was completed by Medco on August 18, 2005. The total assets and total revenues associated with transactions and balances accounted for under Accredo’s internal controls over financial reporting represent 16% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Based on its assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the COSO criteria.

The Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information about our directors is incorporated by reference to the discussion under Proposal 1 of our Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed in April 2006. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Shareholders. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts is incorporated by reference to the discussion under Proposal 1, as well as under the headings “Audit Committee Report” and “Statement on Corporate Governance” in our Proxy Statement for the 2006 Annual Meeting of Shareholders. The balance of the information required by this Item 10 is contained in the discussion entitled “Information Concerning Executive Officers Who Are Not Directors” and under the heading “Statement on Corporate Governance” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

The Company’s Code of Ethics is available on our website at http://www.medco.com.

Item 11. Executive Compensation.

Information about director and executive compensation is incorporated by reference to the discussion under the headings “Executive Compensation and Other Information,” “Matters to be Considered at the Annual Meeting” and “Stock Performance Graph” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed in April 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information required by this item is incorporated by reference to the discussion under the caption “Ownership of Securities” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed in April 2006.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Information about the fees for 2005 and 2004 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under Proposal 2 of our Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed in April 2006. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference to the discussion under Proposal 2 of our Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report.

(1)	Financial Statements. The following financial statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

Consolidated Statements of Stockholders’ Equity for the Years Ended December 27, 2003, December 25, 2004 and December 31, 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II–Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)	Exhibits:

Exhibit Number	Exhibit Description

2.2	Agreement and Plan of Merger, dated as of February 22, 2005, among Medco Health Solutions, Inc., Raptor Merger Sub. Inc. and Accredo Health, Incorporated. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 23, 2005.

3.1	Second Amended and Restated Certificate of Incorporation of Medco Health Solutions, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

4.1	Form of Medco Health Solutions, Inc. common stock certificate. Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Form 10, File No. 1-31312, filed July 25, 2003.

4.2	Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s Senior Notes Due 2013. Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.1	Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 29, 2005.

10.2	Medco Health Solutions, Inc. 2006 Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2006.

10.3	Medco Health Solutions, Inc. 2006 Change in Control Executive Severance Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 7, 2006.

10.4	Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.5	Tax Responsibility Allocation Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.6	Employee Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10, File no. 1-31312, filed July 8, 2003.

10.7	Employment Agreement with David B. Snow, Jr., dated as of March 17, 2003. Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

10.8	Credit Agreement, dated as of August 18, 2005, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, as administrative agent, Bank of America, N.A., as Syndication Agent, Bank of Tokyo-Mitsubishi Ltd., as Co-Syndication Agent, Citibank North America, Inc. and Wachovia Bank, N.A., as Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.9	Receivables Purchase and Contribution Agreement among Registrant, as seller, and Medco Health Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.10	Amended and Restated Receivables Purchase Agreement, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.11	Medco Health Solutions, Inc. Executive Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005 and the description of the 2006 performance goals in Item 1.01 of the Registrant’s Current Report on Form 8-K filed March 1, 2006.

10.12	Form of terms and conditions for director stock option and restricted stock unit awards. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005.

10.13	Description of Compensation for Non-Management Directors. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005.

10.14	Letter Agreement, dated as of February 22, 2005, among Medco Health Solutions, Inc., Accredo Health, Incorporated and David D. Stevens. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.15	Accredo Health, Incorporated 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.16	Terms for Accredo Health, Incorporated Restricted Stock Grants (1-year vesting). Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.17	Terms for Accredo Health, Incorporated Restricted Stock Grants (2-year vesting). Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.18	Terms for Accredo Health, Incorporated Restricted Stock Grants (3-year vesting). Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.19	Terms for Accredo Health, Incorporated incentive stock options. Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.20	Form of terms and conditions of Restricted Stock Unit Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan.

10.21	Form of terms and conditions of Non-Qualified Stock Option Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan.

12.1	Statement of Consolidated Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, dated March 2, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MEDCO HEALTH SOLUTIONS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Allowance for Doubtful Accounts Receivable:

	Balance at Beginning of Period	Other(1)	Provision	Write-offs(2)	Balance at End of Period
Fiscal Year Ended December 31, 2005	$5.5	$57.4	$11.8	$(7.4)	$67.3
Fiscal Year Ended December 25, 2004	$6.4	—	$2.7	$(3.6)	$5.5
Fiscal Year Ended December 27, 2003	$6.5	—	$1.5	$(1.6)	$6.4

(1)	Primarily represents balances acquired as a result of the Accredo acquisition.
(2)	Uncollectible accounts, net of recoveries.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medco Health Solutions, Inc.

Dated: March 1, 2006		/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Dated: March 1, 2006		/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief Financial Officer

Dated: March 1, 2006		/s/ Richard J. Rubino, C.P.A.
	Name:	Richard J. Rubino, C.P.A.
	Title:	Senior Vice President and Controller, Chief Accounting Officer

Dated: March 1, 2006		/s/ Howard W. Barker, Jr., C.P.A.
	Name:	Howard W. Barker, Jr., C.P.A.
	Title:	Director

Dated: March 1, 2006		/s/ John L. Cassis
	Name:	John L. Cassis
	Title:	Director

Dated: March 1, 2006		/s/ Michael Goldstein, C.P.A.
	Name:	Michael Goldstein, C.P.A.
	Title:	Director

Dated: March 1, 2006		/s/ Lawrence S. Lewin
	Name:	Lawrence S. Lewin
	Title:	Director

Dated: March 1, 2006		/s/ Charles M. Lillis, Ph.D.
	Name:	Charles M. Lillis, Ph.D.
	Title:	Director

Dated: March 1, 2006		/s/ Edward H. Shortliffe, M.D., Ph.D.
	Name:	Edward H. Shortliffe, M.D., Ph.D.
	Title:	Director

Dated: March 1, 2006		/s/ Brian L. Strom, M.D., M.P.H.
	Name:	Brian L. Strom, M.D., M.P.H.
	Title:	Director

Dated: March 1, 2006		/s/ Blenda J. Wilson, Ph.D.
	Name:	Blenda J. Wilson, Ph.D.
	Title:	Director