Form 10-Q
period 2006-04-01
MEDCO HEALTH SOLUTIONS INC
filed 2006-05-05
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

As of the close of business on May 1, 2006, the registrant had 301,660,514 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions, except for share data)

	April 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$710.9	$888.2
Short-term investments	56.6	56.6
Accounts receivable, net	2,420.7	2,008.1
Inventories, net	1,387.6	1,527.1
Prepaid expenses and other current assets	338.6	259.9
Deferred tax assets	398.3	321.0

Total current assets	5,312.7	5,060.9
Property and equipment, net	650.5	672.3
Goodwill	5,124.6	5,152.3
Intangible assets, net	2,687.0	2,741.6
Other noncurrent assets	67.3	75.9

Total assets	$13,842.1	$13,703.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,574.6	$2,678.6
Accrued expenses and other current liabilities	887.1	556.7
Short-term debt	450.0	450.0
Current portion of long-term debt	75.5	75.5

Total current liabilities	3,987.2	3,760.8
Long-term debt, net	920.0	943.9
Deferred tax liabilities	1,187.1	1,213.8
Other noncurrent liabilities	65.2	60.3

Total liabilities	6,159.5	5,978.8

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued: 314,948,612 shares at April 1, 2006 and 312,000,754 shares at December 31, 2005	3.1	3.1
Accumulated other comprehensive income	—	—
Additional paid-in capital	6,991.5	6,913.3
Unearned compensation	—	(39.8)
Retained earnings	1,299.7	1,254.9

	8,294.3	8,131.5

Treasury stock, at cost: 11,229,876 shares at April 1, 2006 and 7,743,113 shares at December 31, 2005	(611.7)	(407.3)

Total stockholders’ equity	7,682.6	7,724.2

Total liabilities and stockholders’ equity	$13,842.1	$13,703.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended
	April 1, 2006	March 26, 2005
Product net revenues (Includes retail co-payments of $1,953 for 2006 and $1,836 for 2005)	$10,443.3	$8,655.9

Service revenues	120.2	87.4

Total net revenues	10,563.5	8,743.3

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,953 for 2006 and $1,836 for 2005)	9,990.9	8,270.8
Cost of service revenues	34.4	25.0

Total cost of revenues	10,025.3	8,295.8
Selling, general and administrative expenses	395.9	174.9
Amortization of intangibles	54.6	45.0
Interest and other (income) expense, net	13.5	10.1

Total cost of operations	10,489.3	8,525.8

Income before provision for income taxes	74.2	217.5
Provision for income taxes	29.4	86.3

Net income	$44.8	$131.2

Basic earnings per share:
Weighted average shares outstanding	304.2	275.2

Earnings per share	$0.15	$0.48

Diluted earnings per share:
Weighted average shares outstanding	308.6	280.1

Earnings per share	$0.15	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

($ in millions, except for per share data)

(Shares in thousands)

	Shares of Common Stock Issued	Shares of Treasury Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total
Balances at December 31, 2005	312,001	7,743	$3.1	$—	$6,913.3	$(39.8)	$1,254.9	$(407.3)	$7,724.2

Net income	—	—	—	—	—	—	44.8	—	44.8

Total comprehensive income	—	—	—	—	—	—	44.8	—	44.8
Issuance of common stock for options exercised, including tax benefit	2,892	—	—	—	88.7	—	—	—	88.7
Issuance of common stock under the Employee Stock Purchase Plan	49	—	—	—	2.3	—	—	—	2.3
Restricted stock unit activity, including tax benefit	7	—	—	—	6.5	—	—	—	6.5
Reversal of unearned compensation	—	—	—	—	(39.8)	39.8	—	—	—
Stock-based compensation related to options	—	—	—	—	20.5	—	—	—	20.5
Treasury stock acquired	—	3,487	—	—	—	—	—	(204.4)	(204.4)

Balances at April 1, 2006	314,949	11,230	$3.1	$—	$6,991.5	$—	$1,299.7	$(611.7)	$7,682.6

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($ in millions)

	Quarters Ended
	April 1, 2006	March 26, 2005
Cash flows from operating activities:
Net income	$44.8	$131.2
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Depreciation	49.6	41.4
Amortization of intangibles	54.6	45.0
Deferred income taxes	(104.1)	(36.7)
Stock-based compensation on employee stock plans	27.5	—
Excess tax benefits from stock-based compensation arrangements	(18.1)	—
Tax benefit on employee stock plans	33.1	16.7
Other	10.1	4.9
Net changes in assets and liabilities:
Accounts receivable	(423.0)	101.7
Inventories	139.5	185.6
Prepaid expenses and other current assets	(78.7)	(29.0)
Other noncurrent assets	7.9	24.0
Current liabilities and other noncurrent liabilities	225.7	32.0

Net cash (used by) provided by operating activities	(31.1)	516.8

Cash flows from investing activities:
Capital expenditures	(27.7)	(23.7)
Purchases of securities and other investments	(8.1)	(0.6)
Proceeds from sale of securities and other investments	8.0	—

Net cash used by investing activities	(27.8)	(24.3)

Cash flows from financing activities:
Repayments on long-term debt	(18.8)	(200.0)
Purchase of treasury stock	(204.4)	—
Excess tax benefits from stock-based compensation arrangements	18.1	—
Proceeds from employee stock plans	86.7	60.6

Net cash used by financing activities	(118.4)	(139.4)

Net (decrease) increase in cash and cash equivalents	(177.3)	353.1
Cash and cash equivalents at beginning of period	888.2	1,145.5

Cash and cash equivalents at end of period	$710.9	$1,498.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2005 included in the Company’s Annual Report on Form 10-K. The Company’s fiscal quarters for 2006 and 2005 each consisted of 13 weeks and ended on April 1, 2006 and March 26, 2005, respectively.

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

2. RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARD

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors including employee stock options under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan and Accredo Health 2002 Long Term Incentive Plan as amended and restated on August 18, 2005, and employee stock purchases related to the Medco Health Solutions, Inc. 2003 Employee Stock Purchase Plan (“2003 ESPP”) based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods subsequent to December 31, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s unaudited interim condensed consolidated financial statements as of and for the fiscal quarter ended April 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the fiscal quarter ended April 1, 2006 amounted to $27.5 million, which included stock-based compensation expense related to employee stock options and employee stock purchase plans of $20.9 million. The Company did not record stock-based compensation expense related to employee stock options and employee stock purchase plans for the fiscal quarter ended March 26, 2005. See Note 5, “Stock-Based Compensation,” for additional information.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Prior to the adoption of the SFAS 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized related to options because the exercise price of the Company’s stock options granted equaled the fair market value of the underlying stock at the date of the grant.

Stock-based compensation expense recognized in the Company’s unaudited interim condensed consolidated statement of income for the fiscal quarter ended April 1, 2006 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123. Additionally, the Company’s unaudited interim condensed consolidated statement of income for the fiscal quarter ended April 1, 2006 includes compensation expense for the stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) to the straight-line single option method. As stock-based compensation expense recognized in the Company’s unaudited interim condensed consolidated statement of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company assumed forfeitures in the same manner under SFAS 123 prior to the adoption of SFAS 123R.

3. ONE-TIME LEGAL SETTLEMENTS CHARGE

On May 5, 2006, the Company announced a $163 million one-time pre-tax charge associated with a financial agreement in principle to resolve all pending federal legal issues with the U.S. Attorney’s Office for the Eastern District of Pennsylvania. Final disposition of each of these matters is conditioned upon execution of a Corporate Integrity Agreement and the respective settlement agreements. These non-financial elements have not been agreed to by the participating parties and there can be no assurance that mutually satisfactory agreements will be reached on all, or any, of these settlements. These previously disclosed matters include the following:

In September 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint-in-intervention in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of the federal False Claims Act and asserting other legal claims. The complaint-in-intervention was filed with respect to two pending qui tam, or whistleblower, complaints originally filed in February 2000 under the federal False Claims Act and similar state laws. Additional legal claims were added in an Amended Complaint in December 2003, including a count alleging a violation of the Public Contracts Anti-Kickback Act. The Company and the government have been engaged in court-ordered mediation with regard to these pending qui tam actions. This process has resulted in suspension of the court deadlines.

In September 2004, the Company received notification from the U.S. Attorney’s Office for the Eastern District of Pennsylvania that the U.S. District Court for the Eastern District of Pennsylvania had granted a motion filed at the Company’s request allowing the Company to publicly disclose the existence of a separate qui tam action in which the Company is named as one of various defendants (the “Complaint”). The U.S. Attorney’s Office has informed the Company that the Complaint alleges violations of the federal False Claims Act, that the Company and other defendants inflated manufacturers’ “best price” to Medicare and Medicaid, and that the Company and other defendants offered and paid kickbacks to third parties to induce the placement on formularies and promotion of certain drugs. In January 2005, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (“OIG”) requesting documents that relate to this Complaint. The government agreed to suspend enforcement of the OIG subpoena until October 1, 2005. The Company has produced the documents requested by the government, and has requested that the enforcement action be dismissed.

In January 2005, the Company received a letter from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information and representations regarding the Company’s Medicare coordination of benefits recovery program.

The Company has recorded the one-time pre-tax charge in selling, general and administrative expenses to reflect the net financial impact of the three potential settlements discussed above. There can be no assurance that all or any of the potential settlements will ultimately be reached. See Note 11, “Commitments and Contingencies,” for additional information on various lawsuits, claims proceedings and investigations that are pending against the Company and certain of its subsidiaries.

4. ACQUISITION OF ACCREDO

The results of operations of Accredo Health, Incorporated (“Accredo”) are included in the accompanying unaudited interim condensed consolidated financial statements beginning August 18, 2005. The pro forma results of operations of the Company and Accredo for the quarter ended March 26, 2005, as if the Accredo acquisition had occurred at the beginning of fiscal 2005, were as follows ($ in millions, except per share amounts):

Quarter Ended March 26, 2005
Pro forma total net revenues	$9,187.4
Pro forma net income	$144.3

Pro forma basic weighted average shares outstanding	299.3
Pro forma basic earnings per common share	$0.48
Pro forma diluted weighted average shares outstanding	304.4
Pro forma diluted earnings per common share	$0.47

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the Accredo acquisition had been completed at the beginning of fiscal 2005. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.

5. STOCK-BASED COMPENSATION

The Company grants options to employees to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years and expire within 10 years from the date of the grant. Under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as of April 1, 2006, 19.6 million shares of the Company’s common stock are available for awards under the plan. As of April 1, 2006, under the terms of the Accredo Health 2002 Long Term Incentive Plan as amended and restated on August 18, 2005, there are 0.5 million shares of the Company’s common stock available for awards under the plan.

On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to the Company’s employees and directors, including stock options and employee stock purchases related to employee stock purchase plans, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, beginning on January 1, 2006, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date, and began to expense the fair value of all options granted subsequent to December 31, 2005 over the requisite service periods. See Note 2, “Recently Adopted Financial Accounting Standard,” for a discussion of SFAS 123R, which revised SFAS No. 123 and supersedes APB 25 and its related implementation guidance.

SFAS 123R also requires the benefits of realized tax deductions in excess of tax benefits on compensation expense to be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. This amount was $18.1 million for the quarter ended April 1, 2006. In accordance with SAB 107, the Company classified stock-based compensation within cost of operations and selling, general and administrative expenses to correspond with the line item in which cash compensation paid to employees is recorded.

Prior to the adoption of SFAS 123R, the Company accounted for employee options to purchase stock, and for employee participation in the 2003 ESPP, under the intrinsic value method of expense recognition in APB 25, as permitted by SFAS 123. Under the intrinsic value method, compensation expense is the amount by which the market price of the underlying stock exceeds the exercise price of an option on the date of grant. Because employee stock options are granted to purchase shares of stock at the fair market value on the date of grant, no compensation expense had been recognized in the Company’s consolidated statements of income for any stock options, or the 2003 ESPP prior to fiscal 2006.

If the fair value method of accounting had been applied for stock options and the 2003 ESPP, net income in 2005 would have been reduced. The fair value method requires recognition of compensation expense ratably over the requisite service period. Prior to January 1, 2006, pro forma compensation expense utilizing the fair value method of accounting for the Company’s stock options had been calculated using the Black-Scholes model based on updated option exercise data, such that the expense is attributed under the method prescribed in FIN 28. As of January 1, 2006, the Company changed its method of attribution to the straight-line single option method. The employee stock purchase plan value under the fair value method represents a 15% discount provided to eligible employees.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Medco volatility assumption is based on the volatility of the largest public companies within the pharmacy benefit management (“PBM”) industry combined with the Company’s stock price volatility for the period the Company has been publicly traded. The Company uses historical data to estimate the expected option life. The expected option life represents the period of time that options granted are expected to be outstanding. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted for the quarters ended April 1, 2006 and March 26, 2005 was $21.00 and $18.11, respectively. The weighted average assumptions utilized for options granted during the fiscal quarters presented are as follows:

	Quarters Ended
	April 1, 2006	March 26, 2005
Medco stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	—	—
Risk-free interest rate	4.6%	4.0%
Expected volatility	32.0%	35.0%
Expected life (years)	5.2	6.0

Stock-based compensation expense related to stock option expense and employee stock purchase plans recognized for the quarter ended April 1, 2006 as a result of the adoption of SFAS 123R was comprised as follows ($ in millions, except per share data):

Quarter Ended April 1, 2006
Cost of product net revenues	$3.5
Selling, general and administrative expenses	17.4

Stock-based compensation expense, before taxes	20.9
Related income tax benefits	(8.1)

Stock-based compensation expense, net of taxes(1)	$12.8

Earnings per share:
Basic	$0.04
Diluted	$0.04

(1)	Stock-based compensation expense includes stock option expense of $12.5 million ($20.5 million pre-tax), and employee stock purchase plan expense of $0.3 million ($0.4 million pre-tax).

The pro forma net income and earnings per share for the quarter ended March 26, 2005, which reflect results as if the Company had applied the fair value method for recognizing employee stock-based compensation to the Medco options and the 2003 ESPP, is as follows ($ in millions, except for per share data):

Quarter Ended March 26, 2005
Net income, as reported	$131.2
Stock-based compensation expense related to options and the 2003 ESPP, net of tax (1)	(16.1)

Pro forma net income, including stock-based compensation expense	$115.1

Basic earnings per share:
As reported	$0.48
Pro forma	$0.42
Diluted earnings per share:
As reported	$0.47
Pro forma	$0.41

(1)	For the quarter ended March 26, 2005, the Medco pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $15.9 million ($26.5 million pre-tax) for stock options and $0.2 million ($0.3 million pre-tax) for the 2003 ESPP.

Stock Option Plans. Summarized information related to stock options held by the Company’s employees is as follows:

Medco Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	18,392.3	$33.13
Granted	2,659.1	56.69
Exercised	(2,896.5)	29.20
Forfeited	(145.3)	43.80

Outstanding at April 1, 2006	18,009.6	$37.16	7.59	$366.1

Exercisable at April 1, 2006	9,533.5	$30.21	6.99	$260.0

The total intrinsic value of options exercised during the fiscal quarter ended April 1, 2006 was $84.7 million. The total intrinsic value of options exercised during the fiscal quarter ended March 26, 2005 was $41.4 million.

Nonvested Shares	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	10,002.4	$15.55
Granted	2,659.1	21.00
Vested	(4,066.7)	14.36
Forfeited	(118.7)	16.07

Nonvested at April 1, 2006	8,476.1	$17.84

As of April 1, 2006, there was $102.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the quarter ended April 1, 2006 was $58.4 million. The Company expects the majority of outstanding nonvested options to vest.

Restricted Stock Units and Restricted Stock Plans. The Company grants restricted stock units and restricted shares to employees and directors which generally vest over two or three years. The fair value of the restricted stock units and restricted shares is determined by the product of the number of shares granted and the grant-date market price of the Company’s common stock. The fair value of the restricted stock units and restricted shares is expensed on a straight-line basis over the requisite service period. Net income, as reported, includes stock-based compensation expense related to restricted stock and restricted stock units for the quarters ended April 1, 2006 of $4.0 million ($6.5 million pre-tax), and March 26, 2005 of $1.4 million ($2.3 million pre-tax).

Summarized information related to restricted stock units and restricted stock held by the Company’s employees is as follows:

Restricted Stock Units	Number of Shares (in thousands)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,329.1
Granted	869.0
Converted	(10.7)
Forfeited	(4.9)

Outstanding at April 1, 2006	2,182.5	$125.5

Convertible at April 1, 2006	123.3	$7.1

Restricted Stock	Number of Shares (in thousands)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	113.0
Granted	—
Converted	—
Forfeited	—

Outstanding at April 1, 2006	113.0	$6.5

Convertible at April 1, 2006	—	$—

The weighted average grant-date fair value of restricted stock units granted during the fiscal quarter ended April 1, 2006 was $56.76. The total intrinsic value of restricted stock units converted during the fiscal quarter ended April 1, 2006 was $0.6 million.

Nonvested Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,201.1	$42.63
Granted	869.0	56.76
Vested	(6.0)	43.17
Forfeited	(4.9)	44.19

Nonvested at April 1, 2006	2,059.2	$48.59

Nonvested Restricted Stock	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	113.0	$49.68
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at April 1, 2006	113.0	$49.68

As of April 1, 2006, there was $82.3 million of total unrecognized compensation cost related to nonvested restricted stock units and restricted stock grants. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted stock units vested during the quarter ended April 1, 2006 was $0.3 million. The Company expects the majority of nonvested restricted stock units and restricted stock shares to vest.

6. EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation (amounts in millions):

	Quarters Ended
	April 1, 2006	March 26, 2005
Weighted average shares outstanding	304.2	275.2
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	4.4	4.9

Weighted average shares outstanding assuming dilution	308.6	280.1

SFAS No. 128, “Earnings per Share,” (“SFAS 128”) requires that employee options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the quarters ended April 1, 2006 and March 26, 2005, there were outstanding options to purchase 1.8 million shares and 2.5 million shares of Medco stock, respectively, which were not dilutive to the EPS calculation.

The increase in the weighted average shares outstanding and diluted weighted average shares outstanding reflect approximately 24 million shares issued in August 2005 in connection with the Accredo acquisition, as well as the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options, partially offset by share repurchases. In accordance with SFAS 128, treasury shares, on a weighted average basis, are not considered part of the basic or diluted shares outstanding for the quarter ended April 1, 2006.

7. ACCOUNTS RECEIVABLE, NET

As of April 1, 2006 and December 31, 2005, respectively, total unbilled client, other payor and manufacturer receivables amounted to $1,615.2 million and $2,182.6 million. As of April 1, 2006 and December 31, 2005, respectively, specialty pharmacy accounts receivable from payors and patients amounted to $504.1 million and $461.6 million. Accounts receivable are presented net of allowance for doubtful accounts and contractual allowances of $71.2 million at April 1, 2006 and $67.3 million at December 31, 2005, respectively, including $65.8 million and $62.0 million, respectively, for specialty pharmacy. The relatively higher allowance for specialty pharmacy reflects a different credit risk profile than the PBM business, characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 10, “Segment Reporting,” for more information on the Specialty Pharmacy segment.

8. INTANGIBLE ASSETS, NET

The following is a summary of the Company’s intangible assets ($ in millions):

	April 1, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
PBM client relationships(1)	$3,172.2	$1,256.5	$1,915.7	$3,172.2	$1,211.5	$1,960.7
Accredo(2)	793.5	22.2	771.3	793.5	12.6	780.9

Total	$3,965.7	$1,278.7	$2,687.0	$3,965.7	$1,224.1	$2,741.6

(1)	Principally comprised of the recorded value of Medco’s client relationships at the time of the acquisition of the Company by Merck & Co., Inc. in 1993 and, to a significantly lesser extent, the Company’s acquisition of ProVantage in 2000.

(2)	Represents the Specialty Pharmacy segment primarily reflecting the portion of the excess of the Accredo purchase price over tangible net assets acquired, which was allocated to intangible assets, and, to a significantly lesser extent, the acquisition of selected assets of Pediatric Services of America, Inc.

Aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated to be $218.5 million. The weighted average useful life of intangible assets subject to amortization is 23 years in total and by major intangible asset class are approximately 23 years for the PBM client relationships and approximately 22 years for the Accredo acquired intangible assets.

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The majority of the net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended
	April 1, 2006	March 26, 2005
Service cost	$4.2	$4.1
Interest cost	1.6	1.5
Expected return on plan assets	(2.3)	(2.0)
Net amortization of actuarial losses	0.1	—

Net pension cost	$3.6	$3.6

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net cost of these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended
	April 1, 2006	March 26, 2005
Service cost	$0.5	$0.6
Interest cost	0.4	0.5
Amortization of prior service costs	(1.1)	(1.1)
Net amortization of actuarial losses	0.4	0.6

Net postretirement benefit cost	$0.2	$0.6

The Company amended the postretirement healthcare benefit plan in 2003, which reduced benefit obligations, the effect of which is reflected in the amortization of prior service costs component of the net postretirement benefit cost.

10. SEGMENT REPORTING

Reportable Segments

As a result of the Company’s acquisition of Accredo on August 18, 2005, the Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs to the Company’s clients and their members, either through the Company’s network of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the consolidated statements of income effective with the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included in Medco’s PBM business.

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

Factors Used to Identify Reportable Segments.

The Specialty Pharmacy segment was formed as a result of the Accredo acquisition on August 18, 2005 in response to a management desire to manage the acquired business together with Medco’s pre-existing specialty pharmacy activity as a separate business from Medco’s PBM operations. This acquisition complemented the pre-existing Medco specialty pharmacy operation, which was evolving in 2005. Prior to the acquisition, results for the specialty pharmacy business were neither prepared nor provided to the chief operating decision maker as he managed Medco on an entity level.

During 2005, Medco established procedures and controls and implemented system solutions in order to identify discrete financial information on a prospective basis for the specialty pharmacy activities in anticipation of the combination of those activities with Accredo into a separate segment, effective with the closing of the Accredo acquisition. Until these procedures, controls and systems were implemented during 2005, the complexity of the Company’s manufacturer and client contracts, determining the appropriate cost of inventory and retail reimbursement, as well as the shared costs between the PBM and specialty pharmacy activities prevent Medco from preparing detailed separate profitability financial results for specialty pharmacy for periods prior to the formation of the segment in August of 2005. For the first quarters of 2006 and 2005, Medco has identified the revenues associated with the Medco’s pre-existing specialty pharmacy business based on a data extract of sales for the specialty product set. Additionally, Medco has calculated the estimated operating income for the first quarter of 2005 based on the best information available for the pre-acquisition period and the detailed post-acquisition segment results.

Selected Segment Income and Asset Information.

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

Quarter Ended April 1, 2006	PBM	Specialty Pharmacy	Total
Product net revenues	$9,127.3	$1,316.0	$10,443.3
Total service revenues	106.9	13.3	120.2

Total net revenues	9,234.2	1,329.3	10,563.5
Total cost of revenues	8,796.2	1,229.1	10,025.3
Selling, general and administrative expenses	348.9	47.0	395.9
Amortization of intangibles	45.0	9.6	54.6

Operating income	$44.1	$43.6	$87.7
Reconciling items to income before provision for income taxes:
Interest and other (income) expense, net			13.5

Income before provision for income taxes			$74.2

Total identifiable assets	$11,648.6	$2,193.6	$13,842.1
Capital expenditures	$21.2	$6.5	$27.7

Medco’s operating results for the first quarter of 2006, excluding the effect of the Accredo acquisition, would have reflected $10,088.2 million in net revenues, and $62.4 million in operating income. For the quarter ended March 26, 2005, the Company estimates that net revenues for the pre-existing Medco specialty pharmacy operations were approximately $0.7 billion with operating income estimated at $10 million.

11. COMMITMENTS AND CONTINGENCIES

Various lawsuits, claims, proceedings and investigations are pending against the Company and certain of its subsidiaries. The most significant of these matters are described below. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

Government Proceedings and Requests for Information. In December 2005, the District Court for the Eastern District of Pennsylvania ordered unsealed a qui tam complaint naming the Company as a defendant that alleged, inter alia, violations of performance guarantees in contracts with the government. The U.S. Attorney’s Office for the Eastern District of Pennsylvania later filed a motion declining to intervene. Subsequently, in January 2006, the plaintiff filed a motion to dismiss the complaint without prejudice, which the court granted.

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (“STRS”), a former client, filed a complaint against Merck and the Company in the Ohio Court of Common Pleas, alleging, among other things, violations of the contract between STRS and Medco and other state law claims. This case was tried before a jury in November and December 2005. The jury did not reach a verdict on whether Medco violated its contract with STRS. It rendered a verdict in favor of STRS on two counts for a total of $7.8 million. It rendered a verdict in favor of Merck on a claim of tortious interference with the contract. Medco has accrued for the amount of the jury verdict and plans to appeal the unfavorable components of the verdict.

On April 13, 2005, the Company received a request for information from the Attorney General of the State of Texas in connection with the Attorney General’s investigation of whether PBMs are enforcing or relying on certain plan limitations to reject, deny or reduce payment on requests for Medicaid reimbursement made to PBMs by or on behalf of a state Medicaid agency.

The Company continues to believe that its business practices comply in all material respects with applicable laws and regulations and it will continue to vigorously defend itself in these actions. See Note 3, “One-Time Legal Settlements Charge,” for further information on government proceedings.

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

In October 2002, the Company filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting the Company’s right to retain certain cost savings in accordance with the Company’s written agreement with the West Virginia Public Employees Insurance Agency, or PEIA. In November 2002, the State of West Virginia and PEIA filed a separate lawsuit against Merck and the Company in the same court. This action was premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, conspiracy, tortious interference, unjust enrichment, accounting, fraud and breach of contract. PEIA later filed a counter claim in the declaratory judgment action and the State of West Virginia, which was joined as a party, filed a third-party complaint against the Company and Merck. This case continues with a variety of motions and rulings by the court, including dismissal of some of PEIA’s and the State’s claims. Fact discovery is proceeding.

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

Antitrust and Related Litigation. In August, 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck and the Company. The plaintiffs, who seek to represent a national class of retail pharmacies that have contracted with the Company, allege that the Company has conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification is currently pending. In April 2006, the Brady plaintiffs filed a petition to transfer and consolidate various antitrust actions against PBMs, including North Jackson, Brady, and Mike’s Medical Center before a single federal judge. The motion is pending.

In October 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Northern District of Alabama against Merck and the Company. In their Second Amended Complaint, the plaintiffs allege that Merck and the Company have engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed, and have conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through such concerted action, Merck and the Company have engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification has been granted.

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

In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that have contracted with the Company within the last three years, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act, and seeks, among other things, compensatory damages, attorneys’ fees, and injunctive relief. On April 12, 2006, the Company filed a motion to dismiss the complaint.

The Company denies all allegations of wrongdoing and intends to vigorously defend these cases.

Contract Litigation. In September 2004, the Company’s former client, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), filed an action in the Superior Court of New Jersey, Bergen County, alleging, among other things, that the Company breached its contract with Horizon in various respects. The Company has denied Horizon’s allegations and is vigorously defending itself in this action. The Company has filed counterclaims against Horizon.

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

Accredo. Accredo and an 80%-owned subsidiary of Accredo (the “Joint Venture”) provided contract pharmacy and related billing services to a third-party pharmacy (the “Local Pharmacy”) that is the subject of a certain state agency audit. On January 20, 2006, the agency issued a preliminary assessment of its findings, which included allegations of overbilling and false claims. Since that time, Accredo has been involved in a dialogue with the agency and is in the process of providing additional information and documents for the agency to consider in connection with its ultimate findings. Although the Joint Venture is not currently involved with the audit, the contract pharmacy relationship is implicated, and the Local Pharmacy is seeking indemnification from the Joint Venture for any payments that the Local Pharmacy is required to pay to the state agency.

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

In 2003, the State of Maine enacted a statute entitled the Unfair Prescription Drug Practices Act (the “MUPDPA”), which imposed fiduciary obligations upon pharmacy benefit managers. In September 2003, the PBM trade association, Pharmaceutical Care Management Association (“PCMA”), of which the Company is a member, filed an action in the U.S. District Court for the District of Maine, challenging the validity of the MUPDPA on various grounds. In April 2005, the district court granted summary judgment in favor of the Maine Attorney General ruling, among other things, that ERISA did not pre-empt the MUPDPA, and allowing the law to take effect. PCMA appealed the ruling to the United States Court of Appeals for the First Circuit and, on November 8, 2005, the Court of Appeals affirmed the district court’s ruling. PCMA has filed a petition for certiorari to the United States Supreme Court. If the Supreme Court declines to review the case or the judgment is upheld, it could have an adverse effect on the Company’s ability to conduct its business on commercially reasonable terms in Maine.

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

Purchase Obligations. The Company has entered into agreements with certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer that contain minimum purchasing volume commitments. As of April 1, 2006, these purchase obligations amounted to $204.0 million for the remainder of 2006 and $69.1 million for 2007, the majority of which is associated with Accredo’s specialty pharmacy business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the pharmacy benefit management (“PBM”) and specialty pharmacy industries and other legal, regulatory and economic developments. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	Risks associated with our acquisition of Accredo Health, Incorporated (“Accredo”), including the risk that we may fail to realize anticipated synergies, cost savings and other benefits, and an increase in credit risk resulting from the payment streams associated with specialty pharmacy accounts receivable;

•	Governmental investigations, and governmental, qui tam and other liability claims asserted against us;

•	Competition in the PBM and specialty pharmacy industries and in the healthcare industry generally;

•	Pressure on discounts and rebates from pharmaceutical manufacturers and margins in the PBM industry;

•	Our ability to obtain new clients and the possible termination of, or unfavorable modification to, contracts with key clients;

•	Risks and uncertainties regarding the implementation of the Medicare Part D prescription drug benefit;

•	Possible regulatory changes affecting pricing, rebates, discounts or other practices of pharmaceutical manufacturers;

•	Risks associated with the secure storage and transmission of personal health information and other confidential data;

•	Developments in the healthcare industry, including the effect of increases in overall healthcare costs, changes in drug utilization and cost patterns and the introduction of new brand-name and/or generic drugs;

•	New or existing governmental regulations or legislation and changes in, or the failure to comply with, governmental regulations or legislation;

•	The possibility of a material non-cash charge to income if our recorded intangible assets are impaired or require accelerated amortization from a change in the remaining useful life;

•	Risks associated with our indebtedness and debt service obligations; and

•	General economic and business conditions.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission (“SEC”).

Overview

We are one of the nation’s largest pharmacy benefit managers, and we provide sophisticated traditional and specialty pharmacy benefit programs and services for our clients, members of client funded benefit plans, and individual patients, including those served by the Medicare Part D Prescription Drug Program. Our business model requires collaboration with retail pharmacies, physicians, Medicare, and particularly in specialty pharmacy, Medicaid and other payors such as insurers. Our programs and services help control the cost and enhance the quality of the prescription drug benefit. We accomplish this by PBM services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our specialty pharmacy operation, which became the nation’s largest specialty pharmacy based on revenues with the acquisition of Accredo on August 18, 2005 (the “Accredo acquisition”). When the term “mail order” is used, we mean Medco’s traditional pharmacy mail-order operations, and subsequent to the Accredo acquisition, we mean Medco’s traditional pharmacy mail-order operations, as well as Accredo’s specialty pharmacy operations. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. Our clients are generally entities that provide a pharmacy benefit to their underlying membership, such as members of their plan or their employees, as examples.

We operate in a competitive market as clients and other payors seek to control the growth in the cost of providing prescription drug benefits. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name drugs and increases in the number of prescriptions utilized, including the introduction of new products from brand-name pharmaceutical and biopharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention throughout the United States as they contribute to the rise in the national cost of healthcare. Our business model is designed to reduce this rate of drug trend for our PBM clients. Specialty drug spending is growing at more than 20% each year and provides us with further opportunity to reduce overall drug trend for our clients and specialty payors.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and membership are paramount to our success; the retention and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive generic utilization from the nearly $48 billion in expected patent expirations from 2006 through 2010, our ability to continue to provide innovative and competitive clinical and other services to clients and patients, including our active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry.

On August 18, 2005, we acquired all of the outstanding common stock of Accredo, as described in Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Key Indicators Reviewed by Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail-order revenue; adjusted prescription volume; generic dispensing rate; gross margin percentage; diluted earnings per share; Specialty Pharmacy segment operating income; Earnings before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “— Liquidity and Capital Resources — EBITDA” further below for a definition and calculation of EBITDA and EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance. These measures are also reflective of the success of our execution of strategic objectives.

Financial Performance Summary for the Quarter Ended April 1, 2006

In the first quarter of 2006, our net income was $44.8 million with diluted earnings per share of $0.15 and these results reflect a one-time pre-tax legal settlements charge of $162.6 million, with a $99.9 million after-tax effect or $0.32 per diluted share. The one-time legal settlements charge reflects an agreement in principle on financial terms with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed legal matters. Final settlement is conditioned on reaching agreement on certain non-monetary aspects of the proposed settlements, which are under negotiation and subject to approval by the participating parties.

Excluding the one-time legal settlements charge, our net income increased 10.3% to $144.7 million in the first quarter of 2006 and diluted earnings per share of $0.47 was consistent with the prior year, despite an increase of approximately 28 million diluted shares outstanding. These results reflect higher generic dispensing rates, increased service gross margin, and the addition of Accredo, offset by stock option expense as a result of the adoption of the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) in the first quarter of 2006. Excluding the one-time legal settlements charge, net income and diluted earnings per share for the first quarter of 2006 increased 25.7% and 14.6%, respectively, over pro forma 2005 net income of $115.1 million and pro forma GAAP diluted earnings per share of $0.41, which amounts give effect of increased stock-based compensation expense had stock option expense been recorded in 2005. Total stock option expense reflected in net income before provision for income taxes amounted to $20.9 million in the first quarter of 2006 compared to a pro forma equivalent of $26.8 million in the first quarter of 2005. Additionally, the first quarter 2006 results include $17.6 million in start-up expenses related to Medicare Part D, the majority of which is reflected in gross margin. The diluted weighted average shares outstanding were 308.6 million for the first quarter of 2006 and 280.1 million for the first quarter of 2005, representing an increase of 10.2%. This increase results from shares issued in connection with the Accredo acquisition and the effect of stock options, partially offset by the purchase of 11.2 million shares of stock in connection with our share repurchase program.

Net revenues increased 20.8% to $10,564 million in the first quarter of 2006. This increase reflects higher prices charged by pharmaceutical manufacturers and higher retail and mail-order volumes, including the effect of new clients, as well as Accredo’s results, partially offset by higher generic dispensing rates. The higher generic dispensing rates, which contribute to lower costs for clients and members, resulted in a reduction of approximately $300 million in net revenues for the first quarter of 2006. Total prescription volume, adjusted for the difference in days supply between mail and retail, increased by 6.3% to 183.5 million for the first quarter of 2006 primarily as a result of higher retail volumes from new clients. The mail-order penetration rate on an adjusted basis declined slightly to 35.8% for the first quarter of 2006, compared to 36.3% for the first quarter of 2005, reflecting the higher concentration of retail volumes from new clients.

Our generic dispensing rate increased to 53.7% in the first quarter of 2006 compared to 50.7% in the first quarter of 2005 as a result of drugs that have lost patent protection at the end of 2005 and additional patent expirations in the first quarter of 2006. Brand-name pharmaceutical rebates increased for the first quarter of 2006 as a result of improved formulary management and compliance, and favorable pharmaceutical manufacturer rebate contract revisions. The percentage of rebates retained with clients for the quarter decreased to approximately 23% in the first quarter of 2006, compared to approximately 30% in the first quarter of 2005. This percentage decrease primarily relates to a higher representation of clients participating in transparent pricing arrangements whereby a greater portion of rebates are shared in exchange for other elements of pricing, including higher claims processing administrative fees. Our service revenue increased in the first quarter of 2006 as compared with the first quarter of 2005, reflecting these increased client and other service revenues.

The overall gross margin was 5.1% in the first quarter of 2006, consistent with the first quarter of 2005, driven by our increased generic dispensing rate and higher gross margins experienced in our specialty pharmacy business, offset by the net effect of higher client rebate sharing levels and increased operating expenses related to the start-up of the Medicare Part D Prescription Drug Plan (“PDP”) product offering, as well as stock option expense recorded to cost of revenues. Selling, general and administrative expenses amounted to $395.9 million in the first quarter of 2006, which includes the $162.6 million one-time pre-tax legal settlements charge. Excluding the one-time charge, selling, general and administrative expenses increased 33.4% to $233.3 million when compared to the first quarter of 2005, primarily resulting from Accredo expenses and stock option expenses.

Amortization of intangible assets of $55 million for the first quarter of 2006 increased $10 million compared to the first quarter of 2005, principally associated with the intangible assets acquired in the Accredo acquisition. Interest and other (income) expense, net, of $14 million increased $3 million for the quarter compared to 2005. The variance primarily reflects higher interest expense from elevated debt levels related to the Accredo acquisition and higher interest rates on floating rate debt, partially offset by higher interest income from higher interest rates.

Key Financial Statement Components

Consolidated Statements of Income. Our net revenues are comprised primarily of product net revenues and are derived from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail-order pharmacies, and are recorded net of certain discounts, rebates and guarantees payable to clients and members. The majority of our product net revenues are derived on a fee-for-service basis. Our product net revenues also include premiums associated with our Medicare Part D PDP product offering. These premiums are determined based on our contractual arrangement with the Centers for Medicare & Medicaid Services (“CMS”). Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. Service revenues consist principally of administrative fees and clinical program fees earned from clients and other non-product related revenues, sales of prescription services and data to pharmaceutical manufacturers and other parties, and performance-oriented fees paid by specialty pharmacy manufacturers. For further details see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Cost of revenues is comprised primarily of cost of product net revenues and is principally attributable to the dispensing of prescription drugs. Cost of product net revenues for prescriptions dispensed through our network of retail pharmacies includes the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks. Our cost of product net revenues relating to drugs dispensed by our mail-order pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. The operating costs of our call center pharmacies are also included in cost of product net revenues. In addition, cost of product net revenues includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, costs associated with member communication materials, and certain information acquisition costs.

Selling, general and administrative expenses reflect the costs of operations dedicated to overall corporate governance and general management, generating new sales, maintaining existing client relationships, managing clinical programs, enhancing technology capabilities, directing pharmacy operations, performing reimbursement activities, finance, legal and other staff activities, and may also include the effect of legal settlements.

Interest and other (income) expense, net, primarily includes interest expense on our senior unsecured term loan facility, senior notes, and accounts receivable financing facility, net of interest rate swap agreements on $200 million of the senior notes, partially offset by interest income generated by overnight deposits and short-term investments in marketable securities.

Consolidated Balance Sheets. Our key assets include cash and short-term investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the accumulation of positive cash flows from our operations. Accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. The accounts receivable balances also represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts and contractual allowances, and any applicable rebate liabilities or payments due to clients under guarantees. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Our accounts receivable also includes premiums receivable from CMS for our Medicare Part D PDP product offering and from members. Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses and client rebate pass-back liabilities. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck & Co., Inc. (“Merck”), goodwill for the excess of the Accredo purchase price over net assets acquired, and intangible assets recorded from our acquisition of Accredo.

Our primary liabilities include claims and other accounts payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered, amounts payable for mail-order prescription inventory purchases, and reclassified net client rebate pass-back liabilities. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities also include certain unearned income from CMS for our Medicare Part D PDP product offering. Our debt is primarily comprised of a senior unsecured term loan facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any material off-balance sheet financing arrangements.

Our stockholders’ equity as of December 31, 2005 includes an offset for net unearned compensation, representing the market value at the time of grant of restricted stock and restricted stock units granted to our employees and directors less the amount of compensation expense amortized over the associated vesting period. This amount was closed into additional paid-in capital in connection with our adoption of SFAS 123R effective January 1, 2006. Stockholders’ equity also includes an offset for treasury stock purchases under our share repurchase program originally announced in August 2005.

Consolidated Statements of Cash Flows. An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this biweekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle.

We pay for our mail-order prescription drug inventory in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts. Effective mail-order inventory management generates further positive cash flows. Earned brand-name pharmaceutical manufacturers’ rebates are recorded monthly based upon prescription dispensing, with actual bills rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the brand-name pharmaceutical manufacturers, although some clients may receive more accelerated rebate payments in exchange for other elements of pricing in their contracts.

Our cash primarily includes time deposits with banks or other financial institutions. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.

Ongoing cash outflows are associated with expenditures to support our mail-order, retail pharmacy network operations, call center pharmacies and other selling, general and administrative functions. The largest components of these expenditures include mail-order inventory purchases, payments to retail pharmacies, rebate and guarantee payments to clients, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, income taxes and share repurchases. Acquisitions will also generally result in cash outflows.

Client-Related Information

Revenues from UnitedHealth Group, which is currently our largest client, amounted to approximately $2,230 million, or 21% of our net revenues, in the first quarter of 2006, and $2,048 million, or 23% of our net revenues, in the first quarter of 2005. None of our other clients individually represented more than 10% of our net revenues in the first quarter of 2006 or 2005.

Segment Discussion

As a result of our acquisition of Accredo on August 18, 2005, we have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs to our clients and their members, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the consolidated statements of income effective with the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included in our PBM business. We define the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable, and which require elevated patient support. When dispensed, these products frequently require a significant amount of ancillary administration equipment, special packaging, and a much higher level of patient-oriented customer service than is normally required in the PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, with a smaller but growing percentage of PBM clients as payors.

The Specialty Pharmacy segment was formed as a result of the Accredo acquisition on August 18, 2005 in response to a management desire to manage the acquired business together with our pre-existing specialty pharmacy activity as a separate business from our PBM operations. This acquisition complemented our pre-existing Medco specialty pharmacy operation, which was evolving in 2005.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter Ended April 1, 2006	Increase (Decrease)		Quarter Ended March 26, 2005
Net Revenues
Retail product(1)	$6,420.9	$890.2	16.1%	$5,530.7
Mail-order product	4,022.4	897.2	28.7%	3,125.2

Total product(1)	$10,443.3	$1,787.4	20.6%	$8,655.9

Client and other service	78.2	29.2	59.6%	49.0
Manufacturer service	42.0	3.6	9.4%	38.4

Total service	$120.2	$32.8	37.5%	$87.4

Total net revenues(1)	$10,563.5	$1,820.2	20.8%	$8,743.3

Cost of Revenues
Product(1)	$9,990.9	$1,720.1	20.8%	$8,270.8
Service	34.4	9.4	37.6%	25.0

Total cost of revenues(1)	$10,025.3	$1,729.5	20.8%	$8,295.8

Gross Margin(2)
Product	$452.4	$67.3	17.5%	$385.1
Product gross margin percentage	4.3%	(0.1)%		4.4%
Service	$85.8	$23.4	37.5%	$62.4
Service gross margin percentage	71.4%	0.0%		71.4%
Total gross margin	$538.2	$90.7	20.3%	$447.5
Gross margin percentage	5.1%	0.0%		5.1%

Volume Information
Retail	117.9	7.9	7.2%	110.0
Mail-order	22.0	1.1	5.3%	20.9

Total volume	139.9	9.0	6.9%	130.9

Adjusted prescriptions(3)	183.5	10.8	6.3%	172.7

Adjusted mail-order penetration(4)	35.8%	(0.5)%		36.3%
Generic Dispensing Rate Information
Retail generic dispensing rate	55.8%	3.3%		52.5%
Mail-order generic dispensing rate	42.3%	1.2%		41.1%

Generic dispensing rate	53.7%	3.0%		50.7%

(1)	Includes retail co-payments of $1,953 million for 2006 and $1,836 million for 2005.

(2)	Defined as net revenues minus cost of revenues.
(3)	Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
(4)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

Net Revenues. The $890 million increase in retail net revenues in the first quarter of 2006 is primarily attributable to higher prices charged by pharmaceutical manufacturers, including the effect of new and higher-cost brand-name drugs, as well as the favorable closure of pricing and similar revenue-related matters of $16 million and volume increases. Retail volume increased 7.2% from the first quarter of 2005, with a 9.0% increase from new clients and increased utilization, partially offset by a 1.8% decline from client terminations. Retail net revenues also reflect higher levels of rebate sharing with clients, further discussed in the gross margin section, as well as a decrease of approximately $240 million from a greater representation of generic drugs in 2006, which are more steeply discounted for our clients than brand-name drugs.

The $897 million increase in mail-order net revenues in the first quarter of 2006 reflects the addition of Accredo, as well as higher prices charged by pharmaceutical manufacturers, and volume increases. This was partially offset by higher levels of rebate sharing with clients and a $60 million decrease from a higher representation of generic drugs. Mail-order volume increased 5.3% from the first quarter of 2005, with an 8.2% increase from new clients and increased utilization for clients with plan designs favoring the use of mail order, partially offset by a 2.9% decline from client terminations that occurred in 2005. Mail-order penetration on an adjusted basis was 35.8% for the first quarter of 2006, below the 36.3% for the first quarter of 2005, reflecting the increased retail volume.

Our generic dispensing rate increased to 53.7% in the first quarter of 2006, compared to 50.7% in the first quarter of 2005. Generic dispensing rates at mail order and retail increased to 42.3% and 55.8%, respectively, compared to 41.1% and 52.5% in the first quarter of 2005. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.

Service revenues of $120 million increased $33 million in the first quarter of 2006 as a result of higher client and other service revenues of $29 million and higher manufacturer service revenues of $4 million. The higher client and other service revenues reflect higher claims processing administrative fees, including higher fees on a per prescription basis as compensation for higher rebate-sharing arrangements with our clients, and the aforementioned overall higher retail volumes, as well as Medicare Part D administrative fees and client revenues generated from clinical programs. The higher manufacturer revenues result from Accredo manufacturer service fees, partially offset by lower administrative fees earned as a result of a manufacturer contract revision.

Gross Margin. Our client contracts include several pricing variables, such as price discounts for brand-name drugs, generic drugs and specialty drugs, separate price discounts for mail order and retail prescriptions, fees for various administrative and clinical services, and terms regarding levels of rebate sharing and other guarantees. Clients have varied preferences regarding the pricing model best suited to their needs, and we negotiate these variables to generate an appropriate aggregate level of gross margin. As an example, certain clients may prefer a transparent model whereby more rebates are shared in exchange for higher fees or lower price discounts, while others may prefer steeper price discounts in exchange for lower rebates. We experienced a year-over-year decline in rebate retention reflecting changes in the pricing composition within our contracts. Gross margin reflects these changes, as well as changes in the generic drug representation, mail or retail composition in our prescription base, specialty drug content, and Medicare Part D financial performance.

Our product gross margin percentage was 4.3% in the first quarter of 2006 and 4.4% in the first quarter of 2005, with 2006 including Accredo product gross margin. The rate of change in cost of product net revenues was consistent with the rate of change in product net revenues for the quarter. The consistent rates reflect higher prescription prices charged by pharmaceutical manufacturers offset by the greater utilization of lower-cost generic products, higher purchasing discounts, and increased brand-name pharmaceutical rebates. These factors are offset in our gross margin percentage by the higher levels of rebate sharing with our clients and the costs related to the start-up of our Medicare Part D PDP product offering, as well as stock option expense recorded in cost of revenues. The slightly lower product gross margin percentage in the first quarter of 2006 from the first quarter of 2005 also reflects the effect of the higher concentration of retail volumes from new clients.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, increased to $858 million in the first quarter of 2006 from $794 million in the first quarter of 2005, with formulary rebates representing 51.7% and 50.9% of total rebates, respectively. The increase in rebates earned reflects improved formulary management and patient compliance, and favorable pharmaceutical manufacturer rebate contract revisions. We retained approximately $193 million, or 22.5% of total rebates in the first quarter of 2006, and $236 million, or 29.7% in the first quarter of 2005. The gross margin effect of overall higher rebate sharing levels is partially mitigated by other elements of pricing including higher claims processing, administrative and other client service fees, higher generic dispensing rates, and increased specialty drug volumes.

Service gross margin increased $23 million to $86 million in the first quarter of 2006 and the service gross margin percentage was 71.4%, consistent with the prior year. This reflects the increase in service revenues of 37.5% driven by the aforementioned client and other service revenue increases, partially offset by an increase in cost of service revenues of 37.6%. The increase in cost of service revenues is primarily related to higher start up expenses associated with our Medicare Part D PDP product offering.

The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter Ended April 1, 2006	Increase (Decrease)		Quarter Ended March 26, 2005
Gross margin	$538.2	$90.7	20.3%	$447.5
Selling, general and administrative expenses	395.9	221.0	N/M *	174.9
Amortization of intangibles	54.6	9.6	21.3%	45.0
Interest and other (income) expense, net	13.5	3.4	33.7%	10.1

Income before provision for income taxes	74.2	(143.3)	(65.9)%	217.5
Provision for income taxes	29.4	(56.9)	(65.9)%	86.3

Net income	$44.8	$(86.4)	(65.9)%	$131.2

*	Not meaningful as a percentage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $395.9 million in the first quarter of 2006, which includes the aforementioned $162.6 million one-time pre-tax legal settlements charge. The one-time pre-tax legal settlements charge reflects the agreement in principle on financial terms with the U.S. Attorney’s Office for the Eastern District of Pennsylvania with regard to three previously disclosed matters. These include: the government complaint filed in conjunction with two qui tam actions arising from an industry-wide investigation begun in 1999, which was scheduled for trial in June 2006; secondly, a separate lawsuit, which remains under seal but was first disclosed publicly by Medco, with the court’s permission, in a June 2004 Form 8-K filing; and a third issue, first disclosed in March 2005, involving a federal recovery program in which Medco detected issues, terminated its participation in June 2005 and self-reported to an oversight agency. This charge is inclusive of settlement costs and estimated attorney fees. There has been no finding or admission of wrongdoing by Medco. Final disposition of these matters is conditioned upon execution of a Corporate Integrity Agreement. These additional elements have not been agreed to by the participating entities and there can be no assurance that a mutually satisfactory agreement will be reached.

Excluding the one-time charge, selling, general and administrative expenses for the first quarter of 2006 increased from 2005 by $58 million to $233 million, or 33.4%. This increase primarily reflects Accredo expenses of $41 million, as well as stock option expense of $17 million and higher restricted stock unit expenses of $3 million, partially offset by a $3 million decrease in legal and professional fees associated with company litigation.

Amortization of Intangibles. Amortization of intangible assets of $55 million for the first quarter of 2006 increased by $10 million from the first quarter of 2005, primarily reflecting the additional intangible amortization associated with the intangible assets acquired in the Accredo acquisition.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, for the first quarter of 2006 increased $3 million from the first quarter of 2005. The variance results from higher interest expense of $7 million, partially offset by higher interest income of $4 million. The higher interest expense reflects elevated debt levels from a debt refinancing related to the Accredo acquisition and higher interest rates on floating rate debt. The higher interest income reflects the benefit of higher interest rates in 2006, partially offset by lower average daily cash balances as a result of the Accredo acquisition and share repurchases. The first quarter 2005 interest expense includes the write-off of $0.7 million of previously deferred debt issuance costs associated with accelerated term loan pay downs. Total debt amounted to $1,446 million as of April 1, 2006 compared to $986 million as of March 26, 2005. The estimated weighted average interest rate on our indebtedness was approximately 5.9% for the first quarter of 2006 compared to 5.8% for the first quarter of 2005 reflecting increases in the London Interbank Offered Rate (“LIBOR”) on our floating rate outstanding debt.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.6% in the first quarter of 2006, consistent with the prior year first quarter rate of 39.7%. Based on the current facts and circumstances, we believe that it is probable that the ultimate settlements associated with the one-time legal settlements charge will be tax deductible. Accordingly, our first quarter provision for income taxes reflects an estimated tax benefit of approximately $63 million associated with the one-time charge. The first quarter 2006 tax rate reflects a reduction in our marginal state income tax rate resulting primarily from an enacted change in a state income tax law in the third quarter of 2005 and the favorable closure of state income tax exposures offset by higher permanent items primarily associated with nondeductible compensation expense. We expect to achieve additional state income tax savings in current and future years, some of which relate to state income tax payables provided for at the spin-off date from Merck. To the extent that these state tax savings are realized, they will be recorded as a reduction of state income taxes at the time approval is received from the respective state taxing jurisdiction, or when the applicable statute of limitations has expired.

Net Income and Earnings per Share. Net income as a percentage of net revenues was 0.4% in the first quarter of 2006 including a 1.0% reduction resulting from the one-time legal settlements charge. Excluding the one-time charge, net income as a percentage of net revenues was 1.4% in the first quarter of 2006 and 1.5% in the first quarter of 2005 as a result of the aforementioned factors.

For the first quarter of 2006, basic earnings per share and diluted earnings per share were $0.15 including a one-time legal settlements charge. Excluding the one-time charge, basic earnings per share of $0.48 were consistent with the first quarter of 2005. The weighted average shares outstanding were 304.2 million for the first quarter of 2006 and 275.2 million for the first quarter of 2005. Excluding the one-time charge, diluted earnings per share of $0.47 were also consistent with the first quarter of 2005. Excluding the one-time charge, diluted earnings per share for the first quarter of 2006 increased 14.6% over pro forma 2005 diluted earnings per share of $0.41, which 2005 amounts give effect to increased stock-based compensation expense had stock option expense been recorded in 2005. The diluted weighted average shares outstanding were 308.6 million for the first quarter of 2006 and 280.1 million for the first quarter of 2005. The increase in the weighted average shares outstanding and diluted weighted average shares outstanding reflect approximately 24 million shares issued in August 2005 for the Accredo acquisition, as well as the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options, partially offset by the repurchase of 11.2 million shares.

Specialty Pharmacy Segment. As a result of our acquisition of Accredo on August 18, 2005, we have two reportable segments, PBM and Specialty Pharmacy. Prior to the Accredo acquisition, Medco’s pre-existing specialty pharmacy operations were managed as a part of the overall PBM business. The Specialty Pharmacy segment is comprised of Medco’s pre-existing specialty pharmacy operations and Accredo. For the first quarters of 2006 and 2005, we have identified the revenues associated with Medco’s pre-existing specialty pharmacy business based on a data extract of sales for the specialty product set. We have also calculated the estimated operating income for the first quarter of 2005 based on the best information available for the pre-acquisition period and the detailed post-acquisition segment results.

Specialty Pharmacy total net revenues of $1.3 billion in the first quarter of 2006 increased by $0.6 billion compared to the first quarter of 2005 primarily as a result of the Accredo acquisition. Operating income increased $34 million to $44 million for the first quarter of 2006 reflecting the increased revenue, as well as the higher margin Accredo business.

Liquidity and Capital Resources

Cash Flows. The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Quarter Ended April 1, 2006	Increase (Decrease)	Quarter Ended March 26, 2005
Net cash (used by) provided by operating activities	$(31.1)	$(547.9)	$516.8
Net cash used by investing activities	(27.8)	(3.5)	(24.3)
Net cash used by financing activities	(118.4)	21.0	(139.4)

Net (decrease) increase in cash and cash equivalents	(177.3)	(530.4)	353.1
Cash and cash equivalents at beginning of period	888.2	(257.3)	1,145.5

Cash and cash equivalents at end of period	$710.9	$(787.7)	$1,498.6

Operating Activities. The net cash used by operating activities of $31 million in the first quarter of 2006 primarily reflects a $423 million decrease in cash flows from accounts receivable, net, resulting from the timing of our client billing cycles and growth. We collected over $460 million from our clients on the first business day of the second fiscal quarter. This decrease was partially offset by an increase in net cash provided by operating activities related to net income for the quarter, inventory from the timing of brand-name pharmaceutical purchases and certain unearned income associated with our Medicare Part D product offering. The decrease in net cash used by operating activities in the first quarter of 2006 compared to the prior year first quarter of $548 million substantially results from the aforementioned decrease in cash flows from accounts receivable, net.

Investing Activities. The net cash used by investing activities of $27.8 million in the first quarter of 2006 is attributable to capital expenditures associated with capitalized software development in connection with our Medicare Part D PDP product offering, client-related programs, productivity initiatives, as well as investments in customer service and pharmacy operations. We expect that our 2006 capital expenditures will not exceed $150 million. The decrease in net cash used by investing activities in the first quarter of 2006 compared to the prior year first quarter of $3.5 million primarily results from the timing of capital expenditures.

Financing Activities. The net cash used by financing activities of $118.4 million in the first quarter of 2006 results from $204.4 million in treasury stock repurchases, partially offset by proceeds from employee stock plans of $86.7 million. The increase in net cash used by financing activities in the first quarter of 2006 compared to the prior year first quarter of $20.8 million is primarily due to lower debt pay downs partially offset by the treasury stock repurchases.

Total cash and short-term investments as of April 1, 2006 were $768 million, including $711 million in cash and cash equivalents. Total cash and short-term investments as of December 31, 2005 were $945 million, including $888 million in cash and cash equivalents. The decrease of $177 million in cash and short-term investments in the first quarter of 2006 primarily reflects share repurchase activity and net cash outflows from operating cash flow results.

Financing Facilities

Senior Bank Credit Facilities. We have a $1.25 billion senior unsecured credit facility, comprised of a $750 million term loan and a $500 million revolving credit facility. There was $512.5 million under our term loan outstanding as of April 1, 2006. The credit facilities bear interest at the LIBOR plus a 0.625% margin.

Accounts Receivable Financing Facility. We, through a wholly-owned subsidiary, have a $500 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. There was $450 million under our accounts receivable financing outstanding as of April 1, 2006. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating.

The estimated weighted average annual interest rate on our indebtedness was approximately 5.9% and 5.8% for the quarters ended April 1, 2006 and March 26, 2005, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our credit facilities and swap agreements.

Our senior unsecured credit facility, senior notes and accounts receivable financing facility contain covenants, including, among other items, minimum interest coverage, maximum leverage ratios, as well as restrictions on dividends, share repurchases, and asset sales and liens. We were in compliance with all financial covenants at April 1, 2006.

Share Repurchase Program

On August 22, 2005, we announced that our Board of Directors had authorized a share repurchase program to repurchase up to $500 million of our common stock in the open market over two years. On December 7, 2005, we announced that our Board of Directors had approved a $1 billion increase to the existing share repurchase program, bringing the total value of the current program to $1.5 billion and extending the purchase period until December 31, 2007. We purchased 3.5 million shares at a cost of $204.4 million in the first quarter of 2006. Our Board of Directors periodically reviews the program and approves trading parameters.

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

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of our EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription reflects the level of efficiency in the business and is affected by changes in prescription volumes between retail and mail order, as well as the relative representation of brand-name, generic and specialty drugs.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended
	April 1, 2006 (1)	March 26, 2005
Net income	$44.8	$131.2
One-time legal settlements charge, net of tax	99.9	—

Net income, excluding one-time charge	144.7	131.2
Add:
Interest and other (income) expense, net(2)	13.5	10.1
Provision for income taxes	92.1	86.3
Depreciation expense	49.6	41.4
Amortization expense	54.6	45.0

EBITDA	$354.5	$314.0

Adjusted prescriptions(3)	183.5	172.7

EBITDA per adjusted prescription	$1.93	$1.82

(1)	Includes the operating results of Accredo, which was acquired on August 18, 2005.
(2)	2005 includes the write-off of deferred debt issuance costs amounting to $0.7 million associated with accelerated term loan payments.
(3)	Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA for the first quarter of 2006 increased by 12.9% over the first quarter of 2005 compared to a net income increase of 10.3%, excluding the one-time charge, for the same periods. The higher rate of increase for EBITDA compared with net income reflects the exclusions of the increased intangible asset amortization and interest expense associated with the Accredo acquisition, as well as the increased depreciation expense. EBITDA per adjusted prescription increased $0.11 or 6.0% to $1.93 in the first quarter of 2006 compared with $1.82 in the first quarter of 2005. The lower EBITDA per adjusted prescription increase for the first quarter of 2006 compared to the related EBITDA and net income growth rates, which in 2006 include stock option expense and exclude the one-time charge, primarily reflects the aforementioned reduced mail-order penetration.

Contractual Obligations

We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers.

The following table presents our contractual obligations as of April 1, 2006, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
Long-term debt obligations, including current portion(1)	$1,013.1	$56.6	$150.2	$306.3	$500.0
Interest expense on long-term debt obligations(2)	357.7	48.0	116.8	97.7	95.2
Operating lease obligations	104.1	25.0	46.0	23.9	9.2
Purchase obligations(3)	273.1	204.0	69.1	—	—

Total	$1,748.0	$333.6	$382.1	$427.9	$604.4

(1)	Long-term debt obligations exclude the $3.2 million unamortized discount on the senior notes and a fair value adjustment of $14.4 million associated with the interest rate swap agreements on $200 million of the senior notes.
(2)	The variable component of interest expense for the term loan facility is based on first quarter 2006 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.
(3)	Reflects contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer.

As of April 1, 2006, we had letters of credit outstanding of approximately $14.9 million, of which approximately $13.9 million were issued under our senior unsecured revolving credit facility.

Recently Adopted Financial Accounting Standard

On January 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors including employee stock options under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan and Accredo Health 2002 Long Term Incentive Plan as amended and restated on August 18, 2005, and employee stock purchases related to the Medco Health Solutions, Inc. 2003 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods subsequent to December 31, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our unaudited interim condensed consolidated financial statements as of and for the fiscal quarter ended April 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the fiscal quarter ended April 1, 2006 amounted to $27.5 million, which included stock-based compensation expense related to employee stock options and employee stock purchase plans of $20.9 million. We did not record stock-based compensation expense related to employee stock options and employee stock purchase plans for the fiscal quarter ended March 26, 2005. See Note 5, “Stock-Based Compensation,” to our accompanying unaudited interim condensed consolidated financial statements for additional information.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Prior to the adoption of the SFAS 123R, we accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized related to options because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of the grant.

Stock-based compensation expense recognized in the our accompanying unaudited interim condensed consolidated statement of income for the fiscal quarter ended April 1, 2006 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123. Additionally, our accompanying unaudited interim condensed consolidated statement of income for the fiscal quarter ended April 1, 2006 includes compensation expense for the stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) to the straight-line single option method. As stock-based compensation expense recognized in our unaudited interim condensed consolidated statement of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We assumed forfeitures in the same manner under SFAS 123 prior to the adoption of SFAS 123R.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility. In addition, in 2004, we entered into interest rate swap agreements on $200 million of the $500 million in

7.25% senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of April 1, 2006, which are subject to variable interest rates based on the LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $2.9 million in annual interest expense. We have no plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and, therefore, we have no foreign exchange risk.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal control over financial reporting for the period covered by this report that have been materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of certain legal proceedings to which the Company is a party is contained in Note 11, “Commitments and Contingencies,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Such description includes the following recent developments:

In September 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a complaint-in-intervention in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of the federal False Claims Act and asserting other legal claims. The complaint-in-intervention was filed with respect to two pending qui tam, or whistleblower, complaints originally filed in February 2000 under the federal False Claims Act and similar state laws. Additional legal claims were added in an Amended Complaint in December 2003, including a count alleging a violation of the Public Contracts Anti-Kickback Act. The Company and the government have been engaged in court-ordered mediation with regard to these pending qui tam actions. This process has resulted in suspension of the court deadlines and the Company and the U.S. Attorney’s Office have reached an agreement in principle on the financial terms of a settlement. No agreement has been reached on any non-financial aspects of a settlement, including a contemplated Corporate Integrity Agreement, and there can be no assurance that a definitive settlement agreement will be reached.

In September 2004, the Company received notification from the U.S. Attorney’s Office for the Eastern District of Pennsylvania that the U.S. District Court for the Eastern District of Pennsylvania had granted a motion filed at the Company’s request allowing the Company to publicly disclose the existence of a separate qui tam action in which the Company is named as one of various defendants (the “Complaint”). The U.S. Attorney’s Office has informed the Company that the Complaint alleges violations of the federal False Claims Act, that the Company and other defendants inflated manufacturers’ “best price” to Medicare and Medicaid, and that the Company and other defendants offered and paid kickbacks to third parties to induce the placement on formularies and promotion of certain drugs. In January 2005, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (“OIG”) requesting documents that relate to this Complaint. The government agreed to suspend enforcement of the OIG subpoena until October 1, 2005. The Company has produced the documents requested by the government, and has requested that the enforcement action be dismissed. At this time, the Company and the U.S. Attorney’s Office have reached an agreement in principle on the financial terms of a settlement of this matter. No agreement has been reached on any non-financial aspects of the potential settlement. There can be no assurance that a definitive settlement agreement will be reached.

In January 2005, the Company received a letter from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information and representations regarding the Company’s Medicare coordination of benefits recovery program. At this time, the Company and the U.S. Attorney’s office have reached an agreement in principle on the financial terms of a settlement of this matter. No agreement has been reached on any non-financial aspects of the potential settlement. There can be no assurance that a definitive settlement agreement will be reached.

The Company has recorded a one-time pre-tax charge of $163 million in selling, general and administrative expenses to reflect the net financial impact of the three potential settlements discussed above. There can be no assurance that all or any of the potential settlements will ultimately be reached.

Item 1A. Risk Factors

Reference is made to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes with regard to the risk factors disclosed in such Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s share repurchase activity for the three months ended April 1, 2006:

Issuer Purchases of Equity Securities(1)

Fiscal Period	Shares Purchased	Average Price per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Program Since Inception(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(4) (in thousands)
Balances at December 31, 2005			7,743,113	$1,092,698

Fiscal January 2006	213,463	$56.30	213,463	$1,080,680
Fiscal February 2006	—	$—	—	$1,080,680
Fiscal March 2006	3,273,300	$58.77	3,273,300	$888,299

First quarter 2006 totals	3,486,763	$58.62	3,486,763

(1)	On August 22, 2005, the Company announced that its Board of Directors had authorized a share repurchase program to purchase up to $500 million of its common stock in the open market over two years. On December 7, 2005, the Company announced that its Board of Directors approved a $1 billion increase to the existing share repurchase program, bringing the total value of the current program to $1.5 billion and extending the purchase period until December 31, 2007.
(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended April 1,2006. The average price paid per share for repurchases initiated since inception is $54.47.
(3)	The Company purchased all of the above-referenced shares of its common stock through its publicly announced share repurchase program.
(4)	The amounts in the table above reflect the remaining authorized purchases based on the increase in the authorized repurchases approved on December 7, 2005.

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

MEDCO HEALTH SOLUTIONS, INC.

Date: May 5, 2006	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman, and Chief Executive Officer

Date: May 5, 2006	By:	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002