Form 10-Q
period 2006-07-01
MEDCO HEALTH SOLUTIONS INC
filed 2006-08-04
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

As of the close of business on August 1, 2006, the registrant had 293,933,041 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions, except for share data)

	July 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$408.7	$888.2
Short-term investments	58.2	56.6
Accounts receivable, net	2,209.9	2,008.1
Inventories, net	1,531.9	1,527.1
Prepaid expenses and other current assets	356.7	259.9
Deferred tax assets	334.8	321.0

Total current assets	4,900.2	5,060.9
Property and equipment, net	637.6	672.3
Goodwill	5,123.4	5,152.3
Intangible assets, net	2,632.3	2,741.6
Other noncurrent assets	59.5	75.9

Total assets	$13,353.0	$13,703.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,624.0	$2,678.6
Accrued expenses and other current liabilities	713.5	556.7
Short-term debt	450.0	450.0
Current portion of long-term debt	75.5	75.5

Total current liabilities	3,863.0	3,760.8
Long-term debt, net	897.4	943.9
Deferred tax liabilities	1,173.6	1,213.8
Other noncurrent liabilities	68.8	60.3

Total liabilities	6,002.8	5,978.8

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued: 315,546,952 shares at July 1, 2006 and 312,000,754 shares at December 31, 2005	3.2	3.1
Accumulated other comprehensive income (loss)	(0.1)	—
Additional paid-in capital	7,037.2	6,913.3
Unearned compensation	—	(39.8)
Retained earnings	1,470.6	1,254.9

	8,510.9	8,131.5

Treasury stock, at cost: 21,597,876 shares at July 1, 2006 and 7,743,113 shares at December 31, 2005	(1,160.7)	(407.3)

Total stockholders’ equity	7,350.2	7,724.2

Total liabilities and stockholders’ equity	$13,353.0	$13,703.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Product net revenues (Includes retail co-payments of $1,807 and $1,796 in the second quarters of 2006 and 2005, and $3,760 and $3,632 in the six months of 2006 and 2005)	$10,458.9	$8,906.7	$20,902.3	$17,562.6
Service revenues	129.9	92.0	250.1	179.4

Total net revenues	10,588.8	8,998.7	21,152.4	17,742.0

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,807 and $1,796 in the second quarters of 2006 and 2005, and $3,760 and $3,632 in the six months of 2006 and 2005)	9,977.6	8,518.9	19,968.4	16,789.6
Cost of service revenues	27.7	24.5	62.2	49.5

Total cost of revenues	10,005.3	8,543.4	20,030.6	16,839.1
Selling, general and administrative expenses	239.1	175.4	635.0	350.2
Amortization of intangibles	54.6	45.0	109.3	90.0
Interest and other (income) expense, net	15.3	6.4	28.8	16.6

Total cost of operations	10,314.3	8,770.2	20,803.7	17,295.9

Income before provision for income taxes	274.5	228.5	348.7	446.1
Provision for income taxes	103.6	91.1	133.0	177.5

Net income	$170.9	$137.4	$215.7	$268.6

Basic earnings per share:
Weighted average shares outstanding	299.0	278.0	301.6	276.6

Earnings per share	$0.57	$0.49	$0.72	$0.97

Diluted earnings per share:
Weighted average shares outstanding	302.9	283.8	305.8	281.9

Earnings per share	$0.56	$0.48	$0.71	$0.95

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

($ in millions, except for per share data)

(Shares in thousands)

	Shares of Common Stock Issued	Shares of Treasury Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total
Balances at December 31, 2005	312,001	7,743	$3.1	$—	$6,913.3	$(39.8)	$1,254.9	$(407.3)	$7,724.2

Net income	—	—	—	—	—	—	215.7	—	215.7
Unrealized loss on investments	—	—	—	(0.1)	—	—	—	—	(0.1)

Total comprehensive income	—	—	—	(0.1)	—	—	215.7	—	215.6
Issuance of common stock for options exercised, including tax benefit	3,454	—	0.1	—	109.2	—	—	—	109.3
Issuance of common stock under employee stock purchase plans	85	—	—	—	4.4	—	—	—	4.4
Restricted stock unit activity, including tax benefit	7	—	—	—	15.3	—	—	—	15.3
Reversal of unearned compensation	—	—	—	—	(39.8)	39.8	—	—	—
Stock-based compensation related to options	—	—	—	—	34.8	—	—	—	34.8
Treasury stock acquired	—	13,855	—	—	—	—	—	(753.4)	(753.4)

Balances at July 1, 2006	315,547	21,598	$3.2	$(0.1)	$7,037.2	$—	$1,470.6	$(1,160.7)	$7,350.2

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Six Months Ended
	July 1, 2006	June 25, 2005
Cash flows from operating activities:
Net income	$215.7	$268.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90.9	80.8
Amortization of intangibles	109.3	90.0
Deferred income taxes	(54.1)	(49.3)
Stock-based compensation on employee stock plans	51.1	—
Excess tax benefits from stock-based compensation arrangements	(21.2)	—
Tax benefit on employee stock plans	39.2	45.6
Other	21.3	11.9
Net changes in assets and liabilities:
Accounts receivable	(222.4)	(107.6)
Inventories	(4.8)	(3.4)
Prepaid expenses and other current assets	(96.8)	(15.9)
Other noncurrent assets	15.1	23.0
Current liabilities and other noncurrent liabilities	101.1	(66.4)

Net cash provided by operating activities	244.4	277.3

Cash flows from investing activities:
Capital expenditures	(56.3)	(51.7)
Purchases of securities and other investments	(58.3)	(52.4)
Proceeds from sale of securities and other investments	56.3	53.2

Net cash used by investing activities	(58.3)	(50.9)

Cash flows from financing activities:
Repayments on long-term debt	(37.7)	(220.0)
Purchase of treasury stock	(753.4)	—
Debt issuance costs	—	(0.3)
Excess tax benefits from stock-based compensation arrangements	21.2	—
Proceeds from employee stock plans	104.3	143.9

Net cash used by financing activities	(665.6)	(76.4)

Net (decrease) increase in cash and cash equivalents	(479.5)	150.0
Cash and cash equivalents at beginning of period	888.2	1,145.5

Cash and cash equivalents at end of period	$408.7	$1,295.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2005 included in the Company’s Annual Report on Form 10-K. The Company’s fiscal quarters for 2006 and 2005 each consisted of 13 weeks and ended on July 1, 2006 and June 25, 2005, respectively.

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

2. RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARD

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors including employee stock options and employee stock purchase plans. SFAS 123R supersedes the Company’s previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods subsequent to December 31, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s unaudited interim condensed consolidated financial statements as of and for the fiscal quarter and six months ended July 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R as the Company did not record stock-based compensation expense related to employee stock options and employee stock purchase plans. Stock-based compensation expense related to employee stock options and employee stock purchase plans recognized under SFAS 123R for the fiscal quarter and six months ended July 1, 2006 amounted to $14.8 million pre-tax and $35.7 million pre-tax, respectively. See Note 5, “Stock-Based Compensation,” for additional information.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the requisite service period. Prior to the adoption of the SFAS 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized related to options because the exercise price of the Company’s stock options granted equaled the fair market value of the underlying stock at the date of the grant.

SFAS 123R also requires the benefits of realized tax deductions in excess of tax benefits on compensation expense to be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. The reported excess amounts to $21.2 million for the six months ended July 1, 2006. In accordance with SAB 107, the Company classifies stock-based compensation within cost of product net revenues and selling, general and administrative expenses to correspond with the line items in which cash compensation paid to employees and directors is recorded.

Stock-based compensation expense recognized in the Company’s unaudited interim condensed consolidated statements of income for the fiscal quarter and six months ended July 1, 2006 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123. Additionally, the Company’s unaudited interim condensed consolidated statements of income for the fiscal quarter and six months ended July 1, 2006 includes compensation expense for the stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) to the straight-line single option method.

As stock-based compensation expense recognized in the Company’s unaudited interim condensed consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures in the same manner under SFAS 123R as it did prior to its adoption.

3. LEGAL SETTLEMENTS CHARGE

On May 5, 2006, the Company announced that it recorded in its fiscal first quarter of 2006 a $163 million one-time pre-tax charge associated with a financial agreement in principle to resolve three pending federal legal issues with the U.S. Attorney’s Office for the Eastern District of Pennsylvania. The Company recorded the pre-tax settlements charge in selling, general and administrative expenses to reflect the net financial impact. Based on the current facts and circumstances, the Company believes it is probable the settlement amount will be tax deductible.

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

There can be no assurance that the Company will ultimately enter into all or any of the potential settlements or that the amount of any settlement will be at or below the reserved amounts.

The Company has learned of the existence of two new sealed qui tam matters. The first action is filed in the Eastern District of Pennsylvania. It appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of the two new qui tam matters during its current settlement negotiations with the Department of Justice. The Company does not know the identities of the relators or the other defendants in either of these matters. The two new qui tam matters are not currently being considered in the Company’s ongoing settlement negotiations with the Department of Justice.

In light of the litigation risks intrinsic to businesses that operate in the healthcare industry and that perform services for federal and state governmental agencies, there can be no assurance that the Company will not be named as a defendant in future qui tam actions, or that there are no other pending qui tam actions against the Company that remain under seal pursuant to court order.

See Note 11, “Commitments and Contingencies,” for additional information on various lawsuits, claims proceedings and investigations that are pending against the Company and certain of its subsidiaries.

4. ACQUISITION OF ACCREDO

The results of operations of Accredo Health, Incorporated (“Accredo”) are included in the accompanying unaudited interim condensed consolidated financial statements beginning on August 18, 2005. The pro forma results of operations of the Company and Accredo for the quarter and six months ended June 25, 2005, as if the Accredo acquisition had occurred at the beginning of fiscal 2005, were as follows ($ in millions, except for per share amounts):

	Quarter Ended June 25, 2005	Six Months Ended June 25, 2005
Pro forma total net revenues	$9,396.0	$18,583.3
Pro forma net income	$120.8	$265.2
Pro forma basic weighted average shares outstanding	302.4	300.8
Pro forma basic earnings per common share	$0.40	$0.88
Pro forma diluted weighted average shares outstanding	308.9	306.8
Pro forma diluted earnings per common share	$0.39	$0.86

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the Accredo acquisition had been completed at the beginning of fiscal 2005. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.

5. STOCK-BASED COMPENSATION

The Compensation Committee of the Company’s Board of Directors regularly reviews the Company’s compensation structure and practices, including the timing of its stock-based awards. The Audit Committee of the Company’s Board of Directors also reviews the Company’s option-granting practices from time to time. The Company grants options to employees and directors to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years and expire within 10 years from the date of the grant. Under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as of July 1, 2006, 19.7 million shares of the Company’s common stock are available for awards. As of July 1, 2006, under the terms of the Accredo Health, Incorporated 2002 Long-Term Incentive Plan as amended and restated on August 18, 2005, there are 0.5 million shares of the Company’s common stock available for awards.

On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to the Company’s employees and directors, including stock options and employee stock purchases related to employee stock purchase plans, based on estimated fair values. Prior to the adoption of SFAS 123R, the Company accounted for employee options to purchase stock, and for employee participation in employee stock purchase plans, under the intrinsic value method of expense recognition in APB 25, as permitted by SFAS 123. See Note 2, “Recently Adopted Financial Accounting Standard,” for a discussion of SFAS 123R, which revised SFAS No. 123 and supersedes APB 25 and its related implementation guidance.

If the fair value method of accounting had been applied for stock options and the employee stock purchase plans in 2005, net income in 2005 would have been reduced. The fair value method requires recognition of compensation expense ratably over the requisite service period. The employee stock purchase plans’ value under the fair value method represents a 15% discount provided to eligible employees.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Medco volatility assumption is based on the volatility of the largest public companies within the pharmacy benefit management (“PBM”) industry combined with the Company’s stock price volatility for the period the Company has been publicly traded. The Company uses historical data to estimate the expected option life. The expected option life represents the period of time that options granted are expected to be outstanding. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted for the six months ended July 1, 2006 and June 25, 2005 was $20.84 and $18.22, respectively. The weighted average assumptions utilized for options granted during the fiscal quarters presented are as follows:

	Quarters Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Medco stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.0%	3.9%	4.6%	4.0%
Expected volatility	32.0%	35.0%	32.0%	35.0%
Expected life (years)	5.3	6.4	5.2	6.0

Stock-based compensation expense related to stock option expense and employee stock purchase plans recognized for the quarter and six months ended July 1, 2006 as a result of the adoption of SFAS 123R was comprised as follows ($ in millions, except for per share data):

	Quarter Ended July 1, 2006	Six Months Ended July 1, 2006
Cost of product net revenues	$2.4	$5.9
Selling, general and administrative expenses	12.4	29.8

Stock-based compensation expense, before taxes	14.8	35.7
Related income tax benefits	(5.8)	(14.0)

Stock-based compensation expense, net of taxes(1)	$9.0	$21.7

Earnings per share effect:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07

(1)	Stock-based compensation expense for the quarter and six months ended July 1, 2006 includes stock option expense of $8.7 million ($14.4 million pre-tax) and $21.2 million ($34.8 million pre-tax), respectively, and employee stock purchase plan expense of $0.3 million ($0.4 million pre-tax) and $0.5 million ($0.9 million pre-tax), respectively.

The pro forma net income and earnings per share for the quarter and six months ended June 25, 2005, which reflect results as if the Company had applied the fair value method for recognizing employee stock-based compensation to the stock options and the employee stock purchase plan, are as follows ($ in millions, except for per share data):

	Quarter Ended June 25, 2005	Six Months Ended June 25, 2005
Net income, as reported	$137.4	$268.6
Stock-based compensation expense related to options and the employee stock purchase plan, net of tax (1)	(16.2)	(32.3)

Pro forma net income, including stock-based compensation expense	$121.2	$236.3

Basic earnings per share:
As reported	$0.49	$0.97
Pro forma	$0.44	$0.85
Diluted earnings per share:
As reported	$0.48	$0.95
Pro forma	$0.43	$0.84

(1)	Pro forma stock-based compensation expense for the quarter and six months ended June 25, 2005 includes stock option expense of $16.0 million ($26.6 million pre-tax) and $31.9 million ($53.0 million pre-tax), respectively, and employee stock purchase plan expense of $0.2 million ($0.3 million pre-tax) and $0.4 million ($0.6 million pre-tax), respectively.

Stock Option Plans. Summarized information related to stock options held by the Company’s employees and directors is as follows:

Medco Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	18,392.3	$33.13
Granted	2,798.5	56.44
Exercised	(3,485.9)	29.07
Forfeited	(363.6)	40.80

Outstanding at July 1, 2006	17,341.3	$37.55	7.41	$352.6

Exercisable at July 1, 2006	9,074.7	$30.49	6.75	$244.9

The total intrinsic value of options exercised during the six months ended July 1, 2006 was $99.9 million. The total intrinsic value of options exercised during the six months ended June 25, 2005 was $114.6 million.

Nonvested Options	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	10,002.4	$15.55
Granted	2,798.5	20.84
Vested	(4,289.4)	14.35
Forfeited	(244.9)	16.47

Nonvested at July 1, 2006	8,266.6	$17.95

As of July 1, 2006, there was $89.8 million of total unrecognized compensation cost related to stock options granted. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the six months ended July 1, 2006 was $61.5 million. The total fair value of shares vested during the six months ended June 25, 2005 was $48.9 million. The Company expects the majority of outstanding nonvested options to vest.

Restricted Stock Units and Restricted Stock Plans. The Company grants restricted stock units and restricted shares to employees and directors, which generally vest over two or three years. The fair value of the restricted stock units and restricted shares is determined by the product of the number of shares granted and the grant-date market price of the Company’s common stock. The fair value of the restricted stock units and restricted shares is expensed on a straight-line basis over the requisite service period. Net income, as reported, includes stock-based compensation expense related to restricted stock and restricted stock units for the quarter and six months ended July 1, 2006 of $5.4 million ($8.8 million pre-tax) and $9.4 million ($15.4 million pre-tax). Net income, as reported, includes stock-based compensation expense related to restricted stock and restricted stock units for the quarter and six months ended June 25, 2005 of $2.9 million ($4.9 million pre-tax) and $4.3 million ($7.2 million pre-tax).

Upon vesting, certain employees and directors may defer conversion of the restricted stock units to common stock. Summarized information related to restricted stock units and restricted stock held by the Company’s employees and directors is as follows:

Restricted Stock Units	Number of Shares (in thousands)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,329.1
Granted	886.3
Converted	(10.7)
Forfeited	(35.8)

Outstanding at July 1, 2006	2,168.9	$124.7

Vested and deferred at July 1, 2006	139.3	$8.0

Restricted Stock	Number of Shares (in thousands)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	113.0
Granted	—
Converted	—
Forfeited	—

Outstanding at July 1, 2006	113.0	$6.5

The weighted average grant-date fair value of restricted stock units granted during the six months ended July 1, 2006 and June 25, 2005 was $56.67 and $44.33, respectively. The total intrinsic value of restricted stock units converted during the six months ended July 1, 2006 and June 25, 2005 was $0.6 million and $0.4 million, respectively.

Nonvested Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,201.1	$42.63
Granted	886.3	56.76
Vested	(22.0)	48.93
Forfeited	(35.8)	48.26

Nonvested at July 1, 2006	2,029.6	$48.59

Nonvested Restricted Stock	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	113.0	$49.68
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at July 1, 2006	113.0	$49.68

As of July 1, 2006, there was $72.7 million of total unrecognized compensation cost related to nonvested restricted stock units and restricted stock grants. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted stock units vested during the six months ended July 1, 2006 and June 25, 2005 was $1.2 million and $0.5 million, respectively. The Company expects the majority of nonvested restricted stock units and restricted stock shares to vest.

6. EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation (amounts in millions):

	Quarters Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Weighted average shares outstanding	299.0	278.0	301.6	276.6
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	3.9	5.8	4.2	5.3

Weighted average shares outstanding assuming dilution	302.9	283.8	305.8	281.9

SFAS No. 128, “Earnings per Share,” (“SFAS 128”) requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For both the quarter and six months ended July 1, 2006, there were outstanding options to purchase 3.7 million shares of Medco stock, which were not dilutive to the EPS calculation. These outstanding options may be dilutive to future EPS calculations. For the quarter ended June 25, 2005, there were no outstanding options to purchase Medco stock where the exercise price of the options exceeded the average stock price. For the six months ended June 25, 2005, there were outstanding options to purchase 0.1 million shares of Medco stock, which were not dilutive to the EPS calculation. The increase in the weighted average shares outstanding and diluted weighted average shares outstanding reflect approximately 24 million shares issued in August 2005 in connection with the Accredo acquisition, as well as the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options, partially offset by share repurchases. In accordance with SFAS 128, treasury shares, on a weighted average basis, are not considered part of the basic or diluted shares outstanding for the quarter and six months ended July 1, 2006.

7. ACCOUNTS RECEIVABLE, NET

As of July 1, 2006 and December 31, 2005, total unbilled client, other payor and manufacturer receivables amounted to $2,343.9 million and $2,182.6 million, respectively. As of July 1, 2006 and December 31, 2005, identified specialty pharmacy accounts receivable from payors and patients amounted to $428.9 million and $399.6 million, respectively. Accounts receivable are presented net of allowance for doubtful accounts of $72.1 million at July 1, 2006 and $67.3 million at December 31, 2005, including $65.6 million and $62.0 million, respectively, for specialty pharmacy. The relatively higher allowance for specialty pharmacy reflects a different credit risk profile than the PBM business, characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 10, “Segment Reporting,” for more information on the Specialty Pharmacy segment.

8. INTANGIBLE ASSETS, NET

The following is a summary of the Company’s intangible assets ($ in millions):

	July 1, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
PBM client relationships(1)	$3,172.2	$1,301.5	$1,870.7	$3,172.2	$1,211.5	$1,960.7
Accredo(2)	793.5	31.9	761.6	793.5	12.6	780.9

Total	$3,965.7	$1,333.4	$2,632.3	$3,965.7	$1,224.1	$2,741.6

(1)	Principally comprised of the recorded value of Medco’s client relationships at the time of the acquisition of the Company by Merck & Co., Inc. in 1993 and, to a significantly lesser extent, the Company’s acquisition of ProVantage Health Services, Inc. in 2000.
(2)	Represents the Specialty Pharmacy segment primarily reflecting the portion of the excess of the Accredo purchase price over tangible net assets acquired, which was allocated to intangible assets and, to a significantly lesser extent, the acquisition of selected assets of Pediatric Services of America, Inc.

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

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The majority of the net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Service cost	$4.3	$4.0	$8.5	$8.1
Interest cost	1.6	1.5	3.2	3.0
Expected return on plan assets	(2.3)	(2.0)	(4.6)	(4.0)
Net amortization of actuarial losses	0.1	0.1	0.2	0.1

Net pension cost	$3.7	$3.6	$7.3	$7.2

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net cost of these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Service cost	$0.4	$0.3	$0.9	$0.9
Interest cost	0.5	0.3	0.9	0.8
Amortization of prior service costs	(1.0)	(1.0)	(2.1)	(2.1)
Net amortization of actuarial losses	0.4	0.3	0.8	0.9

Net postretirement benefit cost	$0.3	$(0.1)	$0.5	$0.5

The Company amended the postretirement healthcare benefit plan in 2003, which reduced benefit obligations, the effect of which is reflected in the amortization of the prior service costs component of the net postretirement benefit cost.

10. SEGMENT REPORTING

Reportable Segments

As a result of the Company’s acquisition of Accredo on August 18, 2005, the Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs to the Company’s clients and their members, either through the Company’s network of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the consolidated statements of income effective with the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included within Medco’s PBM business.

The Company defines the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable, and which require elevated levels of patient support. When dispensed, these products frequently require a significant amount of ancillary administration equipment, special packaging, and a much higher degree of patient-oriented customer service than is required in the traditional PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, with a smaller but growing percentage of PBM clients as payors.

Factors Used to Identify Reportable Segments

The Specialty Pharmacy segment was formed as a result of the Accredo acquisition on August 18, 2005 in response to a management desire to manage the acquired business together with Medco’s pre-existing specialty pharmacy activity as a separate business from Medco’s PBM operations. This acquisition complemented the pre-existing Medco specialty pharmacy operation, which was evolving in 2005. Prior to the acquisition, results for the specialty pharmacy business were neither prepared nor provided to the chief operating decision maker as he managed Medco on a consolidated entity level.

During 2005, Medco established procedures and controls and implemented system solutions in order to identify discrete financial information on a prospective basis for the specialty pharmacy activities in anticipation of the combination of those activities with Accredo into a separate segment, effective with the closing of the Accredo acquisition. Until these procedures, controls and systems were implemented during 2005, the complexity of the Company’s manufacturer and client contracts, determining the appropriate cost of inventory and retail reimbursement, as well as the shared costs between the PBM and specialty pharmacy activities prevented Medco from preparing detailed separate profitability financial results for specialty pharmacy for periods prior to the formation of the segment in August of 2005. For the second quarters and six months of 2006 and 2005, Medco has identified the revenues associated with Medco’s pre-existing specialty pharmacy business based on a data extract of sales for the specialty product set. Additionally, Medco has calculated the estimated operating income for the second quarter and six months of 2005 based on the best information available for the pre-acquisition period and the detailed post-acquisition segment results.

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

Quarter Ended July 1, 2006	PBM	Specialty Pharmacy	Total
Product net revenues	$9,140.3	$1,318.6	$10,458.9
Total service revenues	115.2	14.7	129.9

Total net revenues	9,255.5	1,333.3	10,588.8
Total cost of revenues	8,782.7	1,222.6	10,005.3
Selling, general and administrative expenses	187.9	51.2	239.1
Amortization of intangibles	45.0	9.6	54.6

Operating income	$239.9	$49.9	$289.8
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			15.3

Income before provision for income taxes			$274.5

Capital expenditures	$22.2	$6.4	$28.6

Six Months Ended July 1, 2006	PBM	Specialty Pharmacy	Total
Product net revenues	$18,267.8	$2,634.5	$20,902.3
Total service revenues	222.1	28.0	250.1

Total net revenues	18,489.9	2,662.5	21,152.4
Total cost of revenues	17,579.0	2,451.6	20,030.6
Selling, general and administrative expenses	536.9	98.1	635.0
Amortization of intangibles	90.0	19.3	109.3

Operating income	$284.0	$93.5	$377.5
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			28.8

Income before provision for income taxes			$348.7

Capital expenditures	$43.4	$12.9	$56.3

As of July 1, 2006	PBM	Specialty Pharmacy	Total
Total identifiable assets	$11,147.5	$2,205.5	$13,353.0

As of December 31, 2005	PBM	Specialty Pharmacy	Total
Total identifiable assets	$11,526.0	$2,177.0	$13,703.0

The Specialty Pharmacy segment includes product net revenue for the seasonal drug, Synagis, of $6.3 million and $74.1 million for the second quarter and six months of 2006, respectively. Medco’s operating results for the second quarter and six months of 2006, excluding the estimated effect of the Accredo acquisition, would have reflected $10,156.8 million and $20,245.1 million in net revenues, respectively, and $261.2 million and $323.7 million in operating income, respectively. For the second quarter and six months of 2005, the Company estimates that net revenues for the pre-existing Medco specialty pharmacy operations were approximately $0.7 billion and $1.4 billion, respectively, with operating income estimated at $14 million and $25 million, respectively.

11. COMMITMENTS AND CONTINGENCIES

Various lawsuits, claims, proceedings and investigations are pending against the Company and certain of its subsidiaries. The most significant of these matters are described below. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

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

The Company continues to believe that its business practices comply in all material respects with applicable laws and regulations and it will continue to vigorously defend itself in these actions. See Note 3, “Legal Settlements Charge,” for further information on government proceedings.

ERISA and Similar Litigation. In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck and the Company. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA (the Employee Retirement Income Security Act of 1974) and that the Company has breached fiduciary obligations under ERISA in a variety of ways. After the Gruer case was filed, a number of other cases were filed in the same court asserting similar claims. In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis for $42.5 million, and agreed to certain business practice changes, to avoid the significant cost and distraction of protracted litigation. The release of claims under the settlement applies to plans for which the Company has administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval. It does not involve the release of any potential antitrust claims. The plaintiff in one of the cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., has elected to opt out of the settlement. In May 2004, the district court granted final approval to the settlement and a Final Judgment was entered in June 2004. The settlement becomes final only after all appeals have been exhausted. Two appeals were filed. On December 8, 2005, the U.S. Court of Appeals for the Second Circuit vacated the district court’s Final Judgment and ordered the district court to consider whether the plaintiffs representing the settlement class had legal standing to assert their claims. The Court of Appeals declined to address other issues raised in the appeals until after the district court ruled on the standing issue.

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

In February 2005, a lawsuit captioned CAM Enterprises, Inc. v. Merck & Co., Inc. and Medco Health Solutions, Inc., et al. was filed in the Circuit Court of Jefferson County, Alabama. The plaintiff, which seeks to represent a national class of independent retail pharmacies that have contracted with the Company under a formula that included the Average Wholesale Price (“AWP”) as a method of reimbursement, alleges, among other things, that the Company has refused to reimburse the plaintiff using the correct AWP and has deceptively misled the plaintiff regarding the nature of the Company’s AWP reimbursement methodology for brand-name prescriptions. The plaintiff asserts claims for misrepresentation/suppression, breach of contract, unjust enrichment, and conspiracy. The plaintiff seeks compensatory damages, punitive damages, imposition of a constructive trust, and injunctive relief. Upon motion by the plaintiff, the Court dismissed the complaint without prejudice in May 2006.

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

Accredo, a former Accredo officer and a former Accredo officer who is a current Medco director are defendants in a class action lawsuit filed in the United States District Court for the Western District of Tennessee. Certain former officers and former directors of Accredo are defendants in a related stockholders derivative suit filed in the Circuit Court of Shelby County, Tennessee. Plaintiffs in the class action lawsuit allege that the actions and omissions of the current Medco director and former Accredo officer constitute violations of various sections of the Securities Exchange Act of 1934. Plaintiffs in the derivative suit allege that the former officers and former directors have breached their fiduciary duty to Accredo.

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

In 2003, the State of Maine enacted a statute entitled the Unfair Prescription Drug Practices Act (the “MUPDPA”), which imposed fiduciary obligations upon pharmacy benefit managers. In September 2003, the PBM trade association, Pharmaceutical Care Management Association (“PCMA”), of which the Company is a member, filed an action in the U.S. District Court for the District of Maine, challenging the validity of the MUPDPA on various grounds. In April 2005, the district court granted summary judgment in favor of the Maine Attorney General ruling, among other things, that ERISA did not pre-empt the MUPDPA, and allowing the law to take effect. PCMA appealed the ruling to the United States Court of Appeals for the First Circuit and, on November 8, 2005, the Court of Appeals affirmed the district court’s ruling. PCMA filed a petition for certiorari to the United States Supreme Court and in June 2006, the Supreme Court denied PCMA’s petition. As a result, implementation of the MUPDPA could potentially have an adverse effect on the Company’s ability to conduct its business on commercially reasonable terms in Maine.

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

Purchase Obligations. The Company has entered into agreements with certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer that contain minimum purchasing volume commitments. As of July 1, 2006, these purchase obligations amounted to $219.3 million for the remainder of 2006 and $69.1 million for 2007, the majority of which is associated with Accredo.

12. RECENT ACCOUNTING PRONOUNCEMENT

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is only permitted at the beginning of a company’s fiscal year, provided that interim financial statements for that fiscal year have not yet been issued. As a result, the Company expects to adopt the new requirements in the first quarter of 2007 and is currently evaluating the impact that such adoption will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the pharmacy benefit management (“PBM”) and specialty pharmacy industries, and other legal, regulatory and economic developments. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	Risks associated with our acquisition of Accredo Health, Incorporated (“Accredo”), including the risk that we may fail to realize benefits such as the anticipated synergies associated with cost savings and sales opportunities, and an increase in credit risk resulting from the payment streams associated with specialty pharmacy accounts receivable;

•	Governmental investigations, and governmental, qui tam and other liability claims asserted against us, and any associated mandatory changes to our business practices;

•	Competition in the PBM and specialty pharmacy industries and in the broader healthcare industry;

•	Pressure on discounts and rebates from pharmaceutical manufacturers and margins in the PBM industry;

•	Our ability to obtain new clients and the possible termination of, or unfavorable modification to, contracts with key clients;

•	Risks and uncertainties regarding the implementation and ongoing execution of the Medicare Part D prescription drug benefit;

•	Possible regulatory changes affecting pricing, rebates, discounts or other practices of pharmaceutical manufacturers;

•	Risks associated with the secure storage and transmission of personal health information and other confidential data;

•	Developments in the healthcare industry, including the effect of increases in overall healthcare costs, changes in drug utilization and cost patterns and the introduction of new brand-name and/or generic drugs;

•	New or existing governmental regulations or legislation and changes in, or the failure to comply with, governmental regulations or legislation;

•	The possibility of a material non-cash charge to income if our recorded intangible assets are impaired or require accelerated amortization from a change in the remaining useful life;

•	Risks associated with our indebtedness and debt service obligations; and

•	General economic and business conditions.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission (“SEC”).

Overview

We are one of the nation’s largest pharmacy benefit managers, and we provide sophisticated traditional and specialty pharmacy benefit programs and services for our clients, members of client-funded benefit plans, and individual patients, including those served by the Medicare Part D Prescription Drug Program. Our business model requires collaboration with retail pharmacies, physicians, Medicare, and particularly in specialty pharmacy, Medicaid and other payors such as insurers. Our programs and services help control the cost and enhance the quality of the prescription drug benefit. We accomplish this by providing PBM services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our specialty pharmacy operation, which became the nation’s largest specialty pharmacy based on revenues with the acquisition of Accredo on August 18, 2005 (the “Accredo acquisition”). When the term “mail order” is used, we mean Medco’s traditional pharmacy mail-order operations, and subsequent to the Accredo acquisition, we mean Medco’s traditional pharmacy mail-order operations, as well as Accredo’s specialty pharmacy operations. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. Our clients are generally entities that provide a pharmacy benefit to their underlying membership, such as members of their plan or their employees, as examples.

We operate in a competitive market as clients and other payors seek to control the growth in the cost of providing prescription drug benefits. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name drugs and increases in the number of prescriptions utilized, including the introduction of new products from brand-name pharmaceutical and biopharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention throughout the United States as they contribute to the rise in the national cost of healthcare. Our business model is designed to reduce this rate of drug trend for our PBM clients. Specialty drug spending is growing at approximately 20% each year and provides us with further opportunity to reduce overall drug trend for our clients and specialty payors.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and membership are paramount to our success; the retention and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive generic utilization from the nearly $45 billion in expected patent expirations through 2010, our ability to continue to provide innovative and competitive clinical and other services to clients and patients, including our active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry.

On August 18, 2005, we acquired all of the outstanding common stock of Accredo, as described in Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Key Indicators Reviewed by Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail-order revenue; adjusted prescription volume; generic dispensing rate; gross margin percentage; diluted earnings per share; Specialty Pharmacy segment operating income; Earnings before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—EBITDA” further below for a definition and calculation of EBITDA and EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance. These measures are also reflective of the success of our execution of strategic objectives.

Financial Performance Summary for the Quarter and Six Months Ended July 1, 2006

In the second quarter of 2006, our net income was $170.9 million and diluted earnings per share were $0.56. In the six months of 2006, our net income was $215.7 million and diluted earnings per share were $0.71. These results reflect a one-time pre-tax legal settlements charge of $162.6 million recorded in the first quarter, with a $99.9 million after-tax effect or $0.32 per diluted share. The one-time legal settlements charge reflected an agreement in principle on financial terms with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed legal matters. Final settlement is conditioned on reaching agreement on certain non-monetary aspects of the proposed settlements, which are under negotiation and subject to final approval by the participating parties.

The $170.9 million in second quarter net income represents a 24.4% increase over the second quarter of 2005. Diluted earnings per share of $0.56 in the second quarter of 2006 increased 16.7% over 2005, including an increase of approximately 19 million in diluted shares outstanding. The $215.7 million in 2006 year-to-date net income represents a 19.7% decline from 2005. Excluding the one-time legal settlements charge, our net income increased 17.5% to $315.6 million for the six months of 2006, and diluted earnings per share of $1.03 increased 8.4% including an approximate 24 million share increase in diluted shares outstanding.

The diluted weighted average shares outstanding were 302.9 million and 305.8 million for the second quarter and six months of 2006, respectively, and 283.8 million and 281.9 million for the second quarter and six months of 2005, respectively, representing increases of 6.7% for the quarter and 8.5% for the six months. These increases result from shares issued in connection with the Accredo acquisition and the effect of stock options, partially offset by the purchase of 21.6 million shares of stock in connection with our share repurchase program since its inception in the third quarter of 2005, of which approximately 10.4 million shares and approximately 13.9 million shares were purchased during the second quarter and six months of 2006, respectively.

As a result of the adoption of the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) in the first quarter of 2006, we have recorded stock option expenses in 2006; stock option expenses are not recorded in the 2005 results. Total stock option expense reflected in net income before provision for income taxes amounted to $14.8 million in the second quarter of 2006 and $35.7 million for the six months of 2006, compared to a pro forma equivalent of $26.9 million in the second quarter of 2005 and $53.6 million for the six months of 2005. The majority of the stock option expenses are recorded in selling, general and administrative (“SG&A”) expenses.

Net revenues increased 17.7% to $10,589 million in the second quarter of 2006, and 19.2% to $21,152 million in the six months of 2006, compared to the same periods in the prior year. These increases reflect higher prices charged by pharmaceutical manufacturers including the effect of new and higher-cost brand-name drugs, higher volumes including Accredo’s results and new business, partially offset by higher generic dispensing rates and higher levels of rebate sharing with clients.

Total prescription volume, adjusted for the difference in days supply between mail and retail, increased 3.5% to 179.6 million for the second quarter of 2006, and 4.9% to 363.1 million for the six months of 2006, primarily as a result of higher mail and retail volumes from new clients. The mail-order penetration rate on an adjusted basis increased to 36.7% for the second quarter of 2006 compared to 36.1% for the second quarter of 2005 reflecting the recognition by clients and members of the value and convenience of Medco’s mail service plan design offerings. For the six months, the mail-order penetration rate on an adjusted basis was consistent in both years at 36.2%.

Our overall generic dispensing rate increased to 53.9% in the second quarter and 53.8% in the six months of 2006, compared to 51.0% in the second quarter and 50.8% in the six months of 2005, as a result of drugs that have lost patent protection at the end of 2005 and additional patent expirations in the first half of 2006. The higher generic dispensing rates, which contribute to lower costs for clients and members, resulted in a reduction of approximately $300 million in net revenues for the second quarter of 2006 and approximately $600 million for the six months of 2006.

Earned brand-name pharmaceutical rebates of $875 million for the second quarter of 2006 and $1,732 million for the six months of 2006 increased 12.3% and 10.2%, respectively, as a result of improved formulary management and patient compliance, and favorable pharmaceutical manufacturer rebate contract revisions. The percentage of rebates retained by Medco decreased to approximately 21.2% in the second quarter and 21.9% for the six months of 2006, compared to approximately 28.1% in the second quarter and 28.9% in the six months of 2005. These percentage decreases primarily relate to a higher representation of clients participating in pricing arrangements whereby a greater portion of rebates are shared in exchange for other elements of pricing, including higher claims processing administrative fees, which are reflected in service revenues. Our service revenues increased 41.2% to $129.9 million in the second quarter of 2006, and increased 39.4% to $250.1 million for the six months of 2006.

The overall gross margin was 5.5% in the second quarter and 5.3% for the six months of 2006, compared to 5.1% for both the second quarter and six months of 2005, driven by our increased generic dispensing rate, increased mail-order penetration, higher service margins and higher gross margins experienced in our specialty pharmacy business.

SG&A expenses increased 36.3% to $239.1 million when compared to the second quarter of 2005, and amounted to $635.0 million for the six months of 2006, which includes the $162.6 million one-time pre-tax legal settlements charge recorded in the first quarter of 2006. Excluding the one-time charge from the six months of 2006, SG&A expenses increased 34.9% to $472.4 million when compared to the six months of 2005. The increases for the second quarter and six months primarily result from the inclusion of Accredo expenses and stock option expenses recorded in 2006.

Amortization of intangible assets for the second quarter and the six months of 2006, increased $9.6 million and $19.3 million, respectively, when compared to the second quarter and six months of 2005, principally associated with the intangible assets acquired in the Accredo acquisition. Interest and other (income) expense, net, increased $8.9 million for the second quarter and $12.2 million for the six months of 2006, compared to the same periods in 2005. The variances primarily reflect higher interest expense from elevated debt levels related to the Accredo acquisition and higher interest rates on floating rate debt.

Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 37.7% in the second quarter of 2006 and 38.1% for the six months of 2006, compared to 39.9% in the second quarter of 2005 and 39.8% for the six months of 2005. The reduction in the 2006 tax rates reflects the impact of changes in our marginal state income tax rate, the favorable resolution of income taxes payable provided for prior to the spin-off date from Merck, and the closure of a state income tax audit.

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

Our product net revenues also include premiums associated with our Medicare Part D Prescription Drug Program (“PDP”) product offering. This product involves prescription dispensing for members covered under the Center for Medicare & Medicaid Services (“CMS”)-sponsored Medicare Part D benefit. Commencing January 1, 2006, we began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage pursuant to two contracts by and between CMS and two of our insurance company subsidiaries. We provide a standard drug benefit that represents either (i) the minimum level of benefits mandated by Congress, or (ii) enhanced coverage, on behalf of certain clients, which represents benefits in excess of the standard drug benefit in exchange for additional premiums.

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low income member premiums, as well as premium payments by members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to product net revenues with a corresponding account receivable or payable to CMS reflected on the consolidated balance sheets. In the second quarter of 2006, premium revenues for our PDP product were $136 million, or approximately 1% of total net revenues of $10.6 billion. For the six months of 2006, premium revenues were $266 million, or approximately 1% of total net revenues of $21.2 billion.

In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low income membership. The subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, subsidies are reconciled with actual costs and residual subsidy advance receipts are payable to CMS. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” are met. For further details, see our critical accounting policies included in

“—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Our agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require us to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to any willing pharmacy; (vii) provide emergency out-of-network coverage; and (viii) adopt a comprehensive Medicare and Fraud, Waste and Abuse compliance program. Contractual or regulatory non-compliance may entail significant sanctions and monetary penalties.

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

Our cost of product net revenues also includes the cost of drugs dispensed in our mail-order pharmacies or retail network for members covered under our Medicare Part D PDP product offering and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $3,600 (the threshold applicable for 2006). The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, residual subsidy advance receipts are payable to CMS.

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

Consolidated Balance Sheets. Our key assets include cash and short-term investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the accumulation of positive cash flows from our operations. Accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. The accounts receivable balances also represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebate liabilities or payments due to clients under guarantees. When rebates due to be passed back to clients are greater than the corresponding client accounts receivable balances, the net liability is reclassified to claims and other accounts payable. Our accounts receivable also include premiums receivable, including the risk corridor adjustment, from CMS for our Medicare Part D PDP product offering and premiums from members. Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses and client rebate pass-back liabilities. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck & Co., Inc. (“Merck”), goodwill for the excess of the Accredo purchase price over net assets acquired, and intangible assets recorded from our acquisition of Accredo.

Our primary liabilities include claims and other accounts payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered, amounts payable for mail-order prescription inventory purchases, and reclassified net client rebate pass-back liabilities. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities also include certain premium and catastrophic reinsurance pre-payments from CMS for our Medicare Part D PDP product offering. Our debt is primarily comprised of a senior unsecured term loan facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations. See “— Contractual Obligations” further below.

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

Consolidated Statements of Cash Flows. An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this biweekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle. We also generate operating cash flows associated with our Medicare Part D PDP product offering including premiums and various subsidies received from CMS.

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

Client-Related Information

Revenues from UnitedHealth Group, which is currently our largest client, amounted to approximately $2,200 million and $4,400 million, or 21% of our net revenues, in the second quarter and six months of 2006, respectively, and $2,100 million and $4,200 million, or 23% of our net revenues, in the second quarter and six months of 2005, respectively. None of our other clients individually represented more than 10% of our net revenues in the second quarter or six months of 2006 or 2005.

Segment Discussion

As a result of our acquisition of Accredo on August 18, 2005, we have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs to our clients and their members, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the consolidated statements of income effective with the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included within our PBM business. We define the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable, and which require elevated levels of patient support. When dispensed, these products frequently require a significant amount of ancillary administration equipment, special packaging, and a much higher degree of patient-oriented customer service than is required in the traditional PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, with a smaller but growing percentage of PBM clients as payors.

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

As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco’s PBM operations as a single segment for purposes of making decisions about resource allocations and in assessing performance.

Results of Operations

The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter Ended July 1, 2006	Increase (Decrease)		Quarter Ended June 25, 2005	Six Months Ended July 1, 2006	Increase (Decrease)		Six Months Ended June 25, 2005
Net Revenues
Retail product(1)	$6,453.1	$724.4	12.6%	$5,728.7	$12,874.1	$1,614.7	14.3%	$11,259.4
Mail-order product	4,005.8	827.8	26.0%	3,178.0	8,028.2	1,725.0	27.4%	6,303.2

Total product(1)	$10,458.9	$1,552.2	17.4%	$8,906.7	$20,902.3	$3,339.7	19.0%	$17,562.6

Client and other service	82.8	28.9	53.6%	53.9	160.9	58.0	56.4%	102.9
Manufacturer service	47.1	9.0	23.6%	38.1	89.2	12.7	16.6%	76.5

Total service	$129.9	$37.9	41.2%	$92.0	$250.1	$70.7	39.4%	$179.4

Total net revenues(1)	$10,588.8	$1,590.1	17.7%	$8,998.7	$21,152.4	$3,410.4	19.2%	$17,742.0

Cost of Revenues
Product(1)	$9,977.6	$1,458.7	17.1%	$8,518.9	$19,968.4	$3,178.8	18.9%	$16,789.6
Service	27.7	3.2	13.1%	24.5	62.2	12.7	25.7%	49.5

Total cost of revenues(1)	$10,005.3	$1,461.9	17.1%	$8,543.4	$20,030.6	$3,191.5	19.0%	$16,839.1

Gross Margin(2)
Product	$481.3	$93.5	24.1%	$387.8	$933.9	$160.9	20.8%	$773.0
Product gross margin percentage	4.6%	0.2%		4.4%	4.5%	0.1%		4.4%
Service	$102.2	$34.7	51.4%	$67.5	$187.9	$58.0	44.6%	$129.9
Service gross margin percentage	78.7%	5.3%		73.4%	75.1%	2.7%		72.4%
Total gross margin	$583.5	$128.2	28.2%	$455.3	$1,121.8	$218.9	24.2%	$902.9
Gross margin percentage	5.5%	0.4%		5.1%	5.3%	0.2%		5.1%

Volume Information
Retail	113.7	2.9	2.6%	110.8	231.7	10.8	4.9%	220.9
Mail-order	22.1	1.2	5.7%	20.9	44.1	2.4	5.8%	41.7

Total volume	135.8	4.1	3.1%	131.7	275.8	13.2	5.0%	262.6

Adjusted prescriptions(3)	179.6	6.1	3.5%	173.5	363.1	17.1	4.9%	346.0

Adjusted mail-order penetration(4)	36.7%	0.6%		36.1%	36.2%	0.0%		36.2%

Generic Dispensing Rate Information
Retail generic dispensing rate	56.0%	3.3%		52.7%	55.9%	3.3%		52.6%
Mail-order generic dispensing rate	43.1%	1.3%		41.8%	42.7%	1.2%		41.5%
Overall generic dispensing rate	53.9%	2.9%		51.0%	53.8%	3.0%		50.8%

(1)	Includes retail co-payments of $1,807 million and $1,796 million for the second quarters of 2006 and 2005, and $3,760 million and $3,632 million for the six months of 2006 and 2005.
(2)	Defined as net revenues minus cost of revenues.
(3)	Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
(4)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

Net Revenues. The $724 million increase in retail net revenues for the second quarter is attributable to net price increases of $543 million driven by higher prices charged by pharmaceutical manufacturers, volume increases of $152 million primarily related to new business, favorable closure of a client rebate matter of $19 million and settlement of a client audit matter of $10 million. For the six months, the increase in retail net revenues of $1,615 million is attributable to net price increases of $1,019 million, volume increases of $551 million, as well as the aforementioned client-related matters including an additional client-related benefit of $16 million recorded in the first quarter of 2006. The aforementioned net price variance includes the offsetting effect of price decreases of approximately $245 million for the second quarter and approximately $485 million for the six months from a greater representation of generic drugs in 2006, as well as a reduction of $74 million for the second quarter and $150 million for the six months related to higher levels of rebate sharing with clients, further discussed in the gross margin section.

The $828 million increase in mail-order net revenues for the second quarter of 2006 reflects volume increases of $578 million including new business and the effect of Accredo, and net price increases of $250 million. For the six months, the $1,725 million increase in mail-order net revenues reflects volume increases of $1,183 million including new business and the effect of Accredo, and net price increases of $542 million. Mail-order penetration on an adjusted basis was 36.7% for the second quarter of 2006 and 36.2% for the six months of 2006, above the 36.1% for the second quarter of 2005 and consistent with the 36.2% for the six months of 2005. The net price increases are driven by higher prices charged by pharmaceutical manufacturers, partially offset by higher levels of rebate sharing with clients, resulting in reductions to mail-order revenue of $55 million for the second quarter and $86 million for the six months. Also contributing as an offset within the net price increases are decreases of approximately $55 million and approximately $115 million from a higher representation of generic drugs for the second quarter and six months of 2006, respectively.

Our product net revenues were also favorably impacted by the commencement of our Medicare Part D PDP product offering. In the second quarter of 2006, premium revenues for our PDP product were $136 million, or approximately 1% of total net revenues of $10.6 billion. For the six months of 2006, premium revenues were $266 million, or approximately 1% of total net revenues of $21.2 billion.

Our overall generic dispensing rate increased to 53.9% for the second quarter of 2006 and to 53.8% for the six months of 2006, compared to 51.0% for the second quarter of 2005 and 50.8% for the six months of 2005. Mail-order generic dispensing rates increased to 43.1% for the second quarter of 2006 and 42.7% for the six months of 2006, compared to 41.8% and 41.5% for the second quarter and six months of 2005, respectively. Retail generic dispensing rates increased to 56.0% for the second quarter of 2006 and 55.9% for the six months of 2006, compared to 52.7% and 52.6% for the second quarter and six months of 2005, respectively. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.

Service revenues increased $37.9 million in the second quarter of 2006 and $70.7 million in the six months of 2006 as a result of higher client and other service revenues of $28.9 million and $58.0 million, respectively, and higher manufacturer service revenues of $9.0 million and $12.7 million, respectively. The higher client and other service revenues reflect higher claims processing administrative fees, including higher fees on a per prescription basis as compensation for higher rebate-sharing arrangements with our clients, and the aforementioned overall higher retail volumes, as well as client revenues generated from clinical programs and Medicare Part D-related support. The higher manufacturer revenues result from Accredo manufacturer service fees, partially offset by lower administrative fees earned as a result of a manufacturer contract revision.

Gross Margin. Our client contracts include several pricing variables, such as price discounts for brand-name drugs, generic drugs and specialty drugs, separate price discounts for mail order and retail prescriptions, fees for various administrative and clinical services, and terms regarding levels of rebate sharing and other guarantees. Clients have varied preferences regarding the pricing model best suited to their needs, and we negotiate these variables to generate an appropriate aggregate level of gross margin. As an example, certain clients may prefer a model whereby more rebates are shared in exchange for higher fees or lower price discounts, while others may prefer steeper price discounts in exchange for lower rebates. We experienced a year-over-year decline in rebate retention reflecting changes in the pricing composition within our contracts. Gross margin reflects these changes, as well as changes in the generic drug representation, mail or retail composition in our prescription base, specialty drug content, and Medicare Part D financial performance.

Our product gross margin percentage was 4.6% for the second quarter of 2006 compared to 4.4% for the second quarter of 2005, and 4.5% for the six months of 2006 compared to 4.4% for the six months of 2005, with 2006 including Accredo product gross margin. The rate of change in cost of product net revenues was consistent with the rate of change in product net revenues for the second quarter and six months. The consistent rates reflect higher prescription prices charged by pharmaceutical manufacturers, partially offset by the greater utilization of lower-cost generic products and increased brand-name pharmaceutical rebates. Our gross margin percentage also reflects the higher levels of rebate sharing with our clients which increased $129 million and $236 million for the second quarter and six months of 2006, respectively. The higher product gross margin percentage in the second quarter of 2006 from the second quarter of 2005 also reflects the effect of the aforementioned higher adjusted mail-order penetration.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $875 million in the second quarter of 2006 and $779 million in the second quarter of 2005, with formulary rebates representing 52.8% and 50.3% of total rebates, respectively. Rebates totaled $1,732 million in the six months of 2006 and $1,572 million in the six months of 2005, with formulary rebates representing 52.3% and 50.6% of total rebates, respectively. The increases in rebates earned in the second quarter and six months reflect improved formulary management and patient compliance, and favorable pharmaceutical manufacturer rebate contract revisions. We retained approximately $186 million, or 21.2% of total rebates in the second quarter of 2006, and $219 million, or 28.1% in the second quarter of 2005. For the six months, we retained approximately $379 million, or $21.9% of total rebates, in 2006, and approximately $455 million, or 28.9%, in 2005. The gross margin effect of overall higher rebate sharing levels is partially mitigated by other elements of pricing including higher claims processing, administrative and other client service fees, higher generic dispensing rates, and increased specialty drug volumes.

Service gross margin percentage improved to 78.7% in the second quarter of 2006 from 73.4% in the second quarter of 2005, and to 75.1% in the six months of 2006 from 72.4% in the six months of 2005. This reflects the increase in service revenues of 41.2% for the second quarter and 39.4% for the six months of 2006, driven by the aforementioned client and other service revenue increases, partially offset by an increase in cost of service revenues of 13.1% for the second quarter and 25.7% for the six months of 2006. The increase in cost of service revenues is primarily related to higher start up expenses of $3 million for the second quarter and $14 million for the six months associated with enrollment-related activities for our Medicare Part D PDP product offering.

The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter Ended July 1, 2006	Increase (Decrease)		Quarter Ended June 25, 2005	Six Months Ended July 1, 2006	Increase (Decrease)		Six Months Ended June 25, 2005
Gross margin	$583.5	$128.2	28.2%	$455.3	$1,121.8	$218.9	24.2%	$902.9
Selling, general and administrative expenses	239.1	63.7	36.3%	175.4	635.0	284.8	81.3%	350.2
Amortization of intangibles	54.6	9.6	21.3%	45.0	109.3	19.3	21.4%	90.0
Interest and other (income) expense, net	15.3	8.9	N/M *	6.4	28.8	12.2	73.5%	16.6

Income before provision for income taxes	274.5	46.0	20.1%	228.5	348.7	(97.4)	(21.8)%	446.1
Provision for income taxes	103.6	12.5	13.7%	91.1	133.0	(44.5)	(25.1)%	177.5

Net income	$170.9	$33.5	24.4%	$137.4	$215.7	$(52.9)	(19.7)%	$268.6

*	Not meaningful as a percentage.

Selling, General and Administrative Expenses. SG&A expenses of $239 million in the second quarter of 2006 increased from the second quarter of 2005 by $64 million, or 36.3%. This increase reflects Accredo expenses of $44 million, stock option expense of $12 million, higher restricted stock unit expense of $4 million and other expenses of $4 million, including an adjustment to increase performance-based compensation expense.

SG&A expenses for the six months of 2006 amounting to $635 million increased from the six months of 2005 by $285 million, or 81.3%, which includes the aforementioned $162.6 million one-time pre-tax legal settlements charge. The one-time pre-tax legal settlements charge reflected the agreement in principle on financial terms with the U.S. Attorney’s Office for the Eastern District of Pennsylvania with regard to three previously disclosed matters. Excluding the one-time charge, selling, general and administrative expenses for the six months of 2006 increased from 2005 by $122 million to $472 million, or 34.9%. This increase reflects Accredo expenses of $84 million, as well as stock option expense of $30 million and higher restricted stock unit expenses of $8 million.

Amortization of Intangibles. Amortization of intangible assets of $54.6 million for the second quarter of 2006 and $109.3 million for the six months of 2006 increased by $9.6 million from the second quarter of 2005 and $19.3 million from the six months of 2005, primarily reflecting the additional intangible amortization associated with the intangible assets acquired in the Accredo acquisition.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, increased $9 million for the second quarter of 2006 and $12 million for the six months of 2006 from the same periods in 2005. The second quarter variance results from higher interest expense of $8 million and slightly lower interest income of $1 million. The variance for the six months of 2006 reflects higher interest expense of $15 million, partially offset by higher interest income of $3 million. The higher interest expense for the second quarter and six months reflects elevated debt levels from the debt refinancing in August 2005 related to the Accredo acquisition and higher interest rates on floating rate debt. The lower interest income for the second quarter reflects lower average daily cash balances as a result of the Accredo acquisition and the share repurchase program. The higher interest income for the six months reflects the benefit of higher interest rates in 2006, partially offset by the lower average daily cash balances. Total debt amounted to $1,423 million as of July 1, 2006 compared to $976 million as of June 25, 2005. The estimated weighted average interest rate on our indebtedness was approximately 6.3% for the second quarter of 2006 and 6.1% for the six months of 2006, compared to 5.9% for the second quarter of 2005 and 5.8% for the six months of 2005, reflecting increases in floating interest rates on our term loans and accounts receivable financing facility.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 37.7% in the second quarter of 2006 and 38.1% for the six months of 2006, compared to 39.9% in the second quarter of 2005 and 39.8% for the six months of 2005. The reduction in the second quarter rate reflects benefits of $16.3 million including $9.1 million from the favorable resolution of income tax payables provided for prior to the spin-off from Merck, $4.0 million from the favorable closure of a state income tax audit, and a $3.2 million benefit from the adjustment of our net deferred tax liabilities due to the enactment of a state income tax law change. These benefits were partially offset by a $10.4 million increase in the second quarter 2006 provision relating to increases in the overall state marginal income tax rate due to various state law changes including a corresponding increase to our net deferred tax liabilities.

Based on the current facts and circumstances associated with the one-time legal settlements charge, we believe it is probable the settlement amount will be tax deductible. Accordingly, our six month provision for income taxes reflects an estimated tax benefit of approximately $63 million associated with the one-time charge.

We may achieve additional state income tax savings in the second half of 2006, some of which relate to state income tax payables provided for prior to the spin-off date from Merck. To the extent that these state tax savings are realized, they will be recorded as a reduction of state income tax expense at the time approval is received from the respective state taxing jurisdiction or when the applicable statute of limitations has expired.

Net Income and Earnings per Share. Net income as a percentage of net revenues was 1.6% in the second quarter of 2006 and 1.0% in the six months of 2006, including a 0.5% reduction resulting from the one-time legal settlements charge for the six months. Excluding the one-time charge, net income as a percentage of net revenues was 1.5% in the six months of 2006.

Diluted earnings per share increased 16.7% to $0.56 for the second quarter of 2006 and decreased 25.3% to $0.71 for the six months of 2006, including the one-time legal settlements charge for the six months. Excluding the one-time charge, diluted earnings per share increased 8.4% to $1.03 for the six months of 2006. The diluted weighted average shares outstanding were 302.9 million and 305.8 million for the second quarter and six months of 2006, and 283.8 million and 281.9 million for the second quarter and six months of 2005.

The increase in the diluted weighted average shares outstanding reflects approximately 24 million shares issued in August 2005 for the Accredo acquisition, as well as the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options, partially offset by the purchase of 21.6 million shares of stock in connection with our share repurchase program since its inception in the third quarter of 2005, of which approximately 10.4 million and approximately 13.9 million were purchased during the second quarter and six months of 2006, respectively.

Specialty Pharmacy Segment. For the second quarter and six months of 2006 and 2005, we have identified the revenues associated with Medco’s pre-existing specialty pharmacy business based on a data extract of sales for the specialty product set. We have also calculated the estimated operating income for the second quarter and six months of 2005 based on the best information available for the pre-acquisition period and the detailed post-acquisition segment results. Specialty Pharmacy total net revenues of $1.3 billion for the second quarter of 2006 and $2.7 billion for the six months of 2006 increased $0.6 billion and $1.3 billion compared to the second quarter and six months of 2005, respectively, primarily as a result of the Accredo acquisition. The total net revenues include revenue for the seasonal drug, Synagis, of $6.3 million and $74.1 million for the second quarter and six months of 2006, respectively. Operating income increased $36 million to $50 million in the second quarter 2006, and increased $69 million to $94 million for the six months of 2006, reflecting the increased revenue, as well as the inclusion of higher-margin Accredo products.

Liquidity and Capital Resources

Cash Flows. The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Six Months Ended July 1, 2006	Increase (Decrease)	Six Months Ended June 25, 2005
Net cash provided by operating activities	$244.4	$(32.9)	$277.3
Net cash used by investing activities	(58.3)	(7.4)	(50.9)
Net cash used by financing activities	(665.6)	(589.2)	(76.4)

Net (decrease) increase in cash and cash equivalents	(479.5)	(629.5)	150.0
Cash and cash equivalents at beginning of period	888.2	(257.3)	1,145.5

Cash and cash equivalents at end of period	$408.7	$(886.8)	$1,295.5

Operating Activities. The net cash provided by operating activities of $244 million for the six months of 2006 primarily reflects cash provided by operating activities from net income of $216 million, with adjustments for depreciation and amortization of $200 million, partially offset by a $222 million decrease in cash flows from accounts receivable, net, mainly due to an increase in Medicare Part D receivables from CMS associated with the new product offering, and an increase in rebates receivable from brand-name pharmaceutical manufacturers resulting from increases in volume and improved formulary compliance. The decrease in net cash provided by operating activities in the first six months of 2006 compared to the first six months of 2005 of $33 million substantially results from an increase in cash outflows of $115 million from accounts receivable, net, due to the aforementioned factors, and an increase in cash outflows of $81 million from prepaid expenses and other current assets, primarily due to the timing within our fiscal calendar of a significant prepaid client rebate. These decreases were partially offset by an increase of $168 million in current liabilities and other noncurrent liabilities, primarily resulting from prepaid premiums and catastrophic reinsurance from CMS associated with our Medicare Part D PDP product offering and the one-time legal settlements liability that was recorded in the first quarter of 2006.

Investing Activities. The net cash used by investing activities of $58 million for the six months of 2006 is primarily attributable to capital expenditures associated with capitalized software development in connection with our Medicare Part D PDP product offering, client-related programs, productivity initiatives, as well as investments in customer service and pharmacy operations. We expect that our full year 2006 capital expenditures will not exceed $150 million. The increase in net cash used by investing activities for the six months of 2006 compared to the prior year of $7 million primarily results from the timing of capital expenditures.

Financing Activities. The net cash used by financing activities of $666 million for the six months of 2006 results from $753 million in treasury stock repurchases, partially offset by proceeds from employee stock plans of $104 million. The increase in net cash used by financing activities for the six months of 2006 of $589 million is primarily due to the treasury stock repurchases in 2006, partially offset by lower debt pay downs.

Total cash and short-term investments as of July 1, 2006 were $466.9 million, including $408.7 million in cash and cash equivalents. Total cash and short-term investments as of December 31, 2005 were $944.8 million, including $888.2 million in cash and cash equivalents. The decrease of $477.9 million in cash and short-term investments for the six months of 2006 primarily reflects share repurchase activity, partially offset by cash flows from operations and employee stock plans.

Financing Facilities

Senior Bank Credit Facilities. We have a $1.25 billion senior unsecured credit facility, comprised of a $750 million term loan and a $500 million revolving credit facility. There was $493.8 million under our term loan outstanding as of July 1, 2006. We had no amounts outstanding under our revolving credit facility as of July 1, 2006. The credit facilities bear interest at the London Interbank Offered Rate (“LIBOR”) plus a 0.625% margin.

Accounts Receivable Financing Facility. Through a wholly-owned subsidiary, as of July 1, 2006, we had a $500 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. There was $450 million outstanding under this accounts receivable financing facility as of July 1, 2006. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating.

Subsequent to the quarter ended July 1, 2006 and effective July 31, 2006, the accounts receivable financing facility was increased to $600 million, and on August 1, 2006, we drew down an additional $150 million under the facility, bringing the total amount outstanding under the facility to $600 million.

Interest Rates and Covenants

The estimated weighted average annual interest rate on our indebtedness was approximately 6.3% and 6.1% for the second quarter and six months of 2006, respectively, and 5.9% and 5.8% for the second quarter and six months of 2005, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our credit facilities and swap agreements.

Our senior unsecured credit facility, senior notes and accounts receivable financing facility contain covenants, including, among other items, minimum interest coverage, maximum leverage ratios, as well as restrictions on dividends, share repurchases, and asset sales and liens. We were in compliance with all financial covenants at July 1, 2006.

Share Repurchase Program

On August 22, 2005, we announced that our Board of Directors had authorized a share repurchase program to repurchase up to $500 million of our common stock in the open market over two years. On December 7, 2005, we announced that our Board of Directors had approved a $1 billion increase to the existing share repurchase program, bringing the total value of the current program to $1.5 billion and extending the purchase period until December 31, 2007. We purchased approximately 10.4 million shares at a cost of $549.0 million, and approximately 13.9 million shares at a cost of $753.4 million during the second quarter and six months of 2006, respectively. Inception-to-date purchases through July 1, 2006 under this program total approximately 21.6 million shares at a cost of approximately $1.2 billion. Our Board of Directors periodically reviews the program and approves trading parameters.

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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Six Months Ended
	July 1, 2006(1)	June 25, 2005	July 1, 2006(1)		June 25, 2005
Net income	$170.9	$137.4	$215.7		$268.6
One-time legal settlements charge	—	—	99.9	(2)	—

Net income, excluding one-time charge	170.9	137.4	315.6		268.6
Add:
Interest and other (income) expense, net	15.3	6.4	28.8		16.6	(3)
Provision for income taxes	103.6	91.1	195.7		177.5
Depreciation expense	41.4	39.6	90.9		80.8
Amortization expense	54.6	45.0	109.3		90.0

EBITDA	$385.8	$319.5	$740.3		$633.5

Adjusted prescriptions(4)	179.6	173.5	363.1		346.0

EBITDA per adjusted prescription	$2.15	$1.84	$2.04		$1.83

(1)	Includes the operating results of Accredo, which was acquired on August 18, 2005.
(2)	This represents the after-tax effect of the one-time pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006. This charge reflects an agreement in principle on financial terms with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three pending legal matters.
(3)	2005 includes the write-off of deferred debt issuance costs amounting to $0.7 million associated with accelerated term loan payments.
(4)	Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA increased 20.8% for the second quarter and 16.9% for the six months of 2006 from the same periods in 2005, compared to net income increases of 24.4% and 17.5%, respectively, excluding the one-time charge for the six months. The lower rate of increase for EBITDA compared with net income reflects the exclusions of favorable tax items recorded in the second quarter of 2006. EBITDA per adjusted prescription increased $0.31 or 16.8% to $2.15 in the second quarter of 2006 compared with $1.84 in the second quarter of 2005. For the six months, EBITDA per adjusted prescription increased $0.21 or 11.5% to $2.04 compared to $1.83 in the six months of 2005. The higher increase for the second quarter of 2006 compared to the six months of 2006 reflects the increased adjusted mail-order penetration, mail-order generic dispensing rate, and Specialty Pharmacy operating income.

Contractual Obligations

The following table presents our contractual obligations as of July 1, 2006, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
Long-term debt obligations, including current portion(1)	$994.2	$37.7	$150.3	$306.2	$500.0
Interest expense on long-term debt obligations(2)	348.0	32.8	120.3	99.7	95.2
Operating lease obligations(3)	108.8	18.0	52.8	28.8	9.2
Purchase obligations(4)	288.4	219.3	69.1	—	—

Total	$1,739.4	$307.8	$392.5	$434.7	$604.4

(1)	Long-term debt obligations exclude the $3.1 million of unamortized discount on the senior notes and a fair value adjustment of $18.2 million associated with the interest rate swap agreements on $200 million of the senior notes.
(2)	The variable component of interest expense for the term loan facility is based on the second quarter 2006 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.
(3)	Reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers.
(4)	Reflects contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer.

As of July 1, 2006, we had letters of credit outstanding of approximately $14.9 million, of which approximately $13.9 million were issued under our senior unsecured revolving credit facility.

Recently Adopted Financial Accounting Standard

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors including employee stock options and employee stock purchase plans. SFAS 123R supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods subsequent to December 31, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our unaudited interim condensed consolidated financial statements as of and for the fiscal quarter and six months ended July 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R as we did not record stock-based compensation expense related to employee stock options and employee stock purchase plans. Stock-based compensation expense related to employee stock options and employee stock purchase plans recognized under SFAS 123R for the fiscal quarter and six months ended July 1, 2006 amounted to $14.8 million pre-tax and $35.7 million pre-tax, respectively. See Note 5, “Stock-Based Compensation,” to the accompanying unaudited interim condensed consolidated financial statements for additional information.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the requisite service period. Prior to the adoption of the SFAS 123R, we accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized related to options because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of the grant.

SFAS 123R also requires the benefits of realized tax deductions in excess of tax benefits on compensation expense to be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. The reported excess amounts to $21.2 million for the six months ended July 1, 2006. In accordance with SAB 107, we classify stock-based compensation within cost of product net revenues and selling, general and administrative expenses to correspond with the line items in which cash compensation paid to employees and directors is recorded.

Stock-based compensation expense recognized in our unaudited interim condensed consolidated statements of income for the fiscal quarter and six months ended July 1, 2006 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123. Additionally, our unaudited interim condensed consolidated statements of income for the fiscal quarter and six months ended July 1, 2006 includes compensation expense for the stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) to the straight-line single option method.

As stock-based compensation expense recognized in our unaudited interim condensed consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures in the same manner under SFAS 123R as we did prior to our adoption.

Recent Accounting Pronouncement

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is only permitted at the beginning of a company’s fiscal year, provided that interim financial statements for that fiscal year have not yet been issued. As a result, we expect to adopt the new requirements in the first quarter of 2007 and are currently evaluating the impact that such adoption will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility. In addition, in 2004, we entered into interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of July 1, 2006, which are subject to variable interest rates based on the LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $2.9 million in annual interest expense. We have no plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Descriptions of certain legal proceedings to which the Company is a party are contained in Note 3, “Legal Settlements Charge,” and Note 11, “Commitments and Contingencies,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Such descriptions include the following recent developments:

The Company has learned of the existence of two new sealed qui tam matters. The first action is filed in the Eastern District of Pennsylvania. It appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of the two new qui tam matters during its current settlement negotiations with the Department of Justice. The Company does not know the identities of the relators or the other defendants in either of these matters. The two new qui tam matters are not currently being considered in the Company’s ongoing settlement negotiations with the Department of Justice.

In February 2005, a lawsuit captioned CAM Enterprises, Inc. v. Merck & Co., Inc. and Medco Health Solutions, Inc., et al. was filed in the Circuit Court of Jefferson County, Alabama. The plaintiff, which seeks to represent a national class of independent retail pharmacies that have contracted with the Company under a formula that included the Average Wholesale Price (“AWP”) as a method of reimbursement, alleges, among other things, that the Company has refused to reimburse the plaintiff using the correct AWP and has deceptively misled the plaintiff regarding the nature of the Company’s AWP reimbursement methodology for brand-name prescriptions. The plaintiff asserts claims for misrepresentation/suppression, breach of contract, unjust enrichment, and conspiracy. The plaintiff seeks compensatory damages, punitive damages, imposition of a constructive trust, and injunctive relief. Upon motion by the plaintiff, the Court dismissed the complaint without prejudice in May 2006.

Item 1A. Risk Factors

Reference is made to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes with regard to the risk factors disclosed in such Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s share repurchase activity for the three months ended July 1, 2006:

Issuer Purchases of Equity Securities(1)

Fiscal Period	Shares Purchased	Average Price per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Program Since Inception(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(4) (in thousands)
Balances at April 1, 2006			11,229,876	$888,299

Fiscal April 2006	2,160,500	$55.87	2,160,500	$767,590
Fiscal May 2006	5,294,800	$51.77	5,294,800	$493,503
Fiscal June 2006	2,912,700	$52.93	2,912,700	$339,348

Second quarter 2006 totals	10,368,000	$52.95	10,368,000

(1)	On August 22, 2005, the Company announced that its Board of Directors had authorized a share repurchase program to purchase up to $500 million of its common stock in the open market over two years. On December 7, 2005, the Company announced that its Board of Directors approved a $1 billion increase to the existing share repurchase program, bringing the total value of the current program to $1.5 billion and extending the purchase period until December 31, 2007.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended July 1,2006. The average price paid per share for repurchases initiated since inception is $53.74.
(3)	The Company purchased all of the above-referenced shares of its common stock through its publicly announced share repurchase program.
(4)	The amounts in the table above reflect the remaining authorized purchases based on the increase in the authorized repurchases approved on December 7, 2005.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 24, 2006. At the meeting, the Company’s shareholders voted on the following two proposals and cast their votes as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	For	Withhold
Lawrence S. Lewin	256,363,841	3,016,867
Charles M. Lillis	253,886,774	5,493,935
Edward H. Shortliffe, M.D., Ph.D.	256,428,871	2,951,837
David D. Stevens	255,919,878	3,460,830

Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 30, 2006:

For	Against	Abstain	Broker Non-votes
255,418,888	2,363,934	1,597,884	0

Item 5. Other Information

Rule 10b5-1 Sales Plans

Medco’s comprehensive compliance program includes a broad policy against insider trading. The procedures promulgated under that policy include regularly scheduled blackout periods that apply to over 600 employees. Executive officers are prohibited from trading during the period that begins on the first day of the last month of the fiscal period and ends on the third trading day after the release of earnings. In addition, executive officers are required to pre-clear all of their trades. Medco’s executive officers are also subject to share ownership guidelines and retention requirements that further limit their ability to access gain from stock option exercises.

To facilitate compliance with the ownership guidelines and retention requirements, the Board of Directors authorized the use of prearranged trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 permits insiders to adopt predetermined plans for selling specified amounts of stock or exercising stock options under specified conditions and at specified times. Executive officers may only enter into a trading plan during an open trading window and they must not possess material nonpublic information regarding the company at the time they adopt the plan. Using trading plans, insiders can diversify their investment portfolios while avoiding concerns about transactions occurring at a time when they might possess material nonpublic information. Under Medco’s policy, sales under a trading plan are permitted to execute during a blackout period. In addition, the use of trading plans provides Medco with a greater ability to monitor trading and compliance with its stock ownership guidelines.

All trading plans adopted by Medco executives are reviewed and approved by the Office of the General Counsel. For ease of administration, executives have been permitted to add new orders to existing plans rather than requiring the adoption of a new plan. Once modified, a plan cannot be changed for at least 90 days. Both new plans and modifications are subject to a minimum two week delay before the plan or modification can become effective. This mandatory “quiet period” is designed to safeguard the plans from manipulation or market timing.

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers and existing as of August 1, 2006(1):

Name and Position	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan	Projected Beneficial Ownership (2)
Kenneth O. Klepper, President & Chief Operating Officer	43,500	Option exercises are triggered when stock reaches specified prices and up to 14,500 shares can be sold with respect to each option exercise	14,500	98,856
Karin Princivalle, Senior Vice President – Human Resources	11,700	Option exercise and sale of all shares if stock reaches a specified price	—	19,674
JoAnn A. Reed, Senior Vice President, Finance & Chief Financial Officer	133,916	Option exercises are triggered when stock reaches specified prices and a number of shares ranging from 20,110 to 63,013 can be sold with respect to each option exercise	—	344,915

(1)	This table does not include any trading plans entered into by any executive officer that has expired by its terms or has been fully executed. No plans entered into by executive officers were voluntarily terminated.
(2)	This column reflects an estimate of the number of shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of August 1, 2006, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 31, 2006 and restricted stock units that will vest by August 31, 2006. The estimates do not reflect any changes to beneficial ownership that may have occurred since July 31, 2006.

Item 6. Exhibits

Number	Description	Method of Filing
10.1	Description of Medco Health Solutions, Inc. non-employee director compensation (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed July 24, 2006)	Incorporated by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.

Date: August 4, 2006	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman, and
Chief Executive Officer

Date: August 4, 2006	By:	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and
Chief Financial Officer

Index to Exhibits

Number	Description
10.1	Description of Medco Health Solutions, Inc. non-employee director compensation (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed July 24, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002