Form 10-Q
period 2006-09-30
MEDCO HEALTH SOLUTIONS INC
filed 2006-11-03
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of the close of business on October 26, 2006, the registrant had 293,425,628 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions, except for share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$458.8	$888.2
Short-term investments	60.4	56.6
Accounts receivable, net	2,460.2	2,008.1
Inventories, net	1,616.8	1,527.1
Prepaid expenses and other current assets	303.3	259.9
Deferred tax assets	195.7	321.0

Total current assets	5,095.2	5,060.9
Income taxes receivable	202.5	—
Property and equipment, net	626.9	672.3
Goodwill	5,116.8	5,152.3
Intangible assets, net	2,577.7	2,741.6
Other noncurrent assets	51.2	75.9

Total assets	$13,670.3	$13,703.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,708.5	$2,678.6
Accrued expenses and other current liabilities	775.7	556.7
Short-term debt	450.0	450.0
Current portion of long-term debt	75.4	75.5

Total current liabilities	4,009.6	3,760.8
Long-term debt, net	885.5	943.9
Deferred tax liabilities	1,166.2	1,213.8
Other noncurrent liabilities	60.3	60.3

Total liabilities	6,121.6	5,978.8

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued: 317,185,066 shares at September 30, 2006 and 312,000,754 shares at December 31, 2005	3.2	3.1
Accumulated other comprehensive income (loss)	—	—
Additional paid-in capital	7,122.4	6,913.3
Unearned compensation	—	(39.8)
Retained earnings	1,656.3	1,254.9

	8,781.9	8,131.5
Treasury stock, at cost: 22,834,836 shares at September 30, 2006 and 7,743,113 shares at December 31, 2005	(1,233.2)	(407.3)

Total stockholders’ equity	7,548.7	7,724.2

Total liabilities and stockholders’ equity	$13,670.3	$13,703.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Product net revenues (Includes retail co-payments of $1,779 and $1,802 in the third quarters of 2006 and 2005, and $5,539 and $5,434 in the nine months of 2006 and 2005)	$10,334.8	$9,223.7	$31,237.1	$26,786.3
Service revenues	126.3	101.7	376.4	281.1

Total net revenues	10,461.1	9,325.4	31,613.5	27,067.4

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,779 and $1,802 in the third quarters of 2006 and 2005, and $5,539 and $5,434 in the nine months of 2006 and 2005)	9,840.8	8,839.5	29,809.2	25,629.2
Cost of service revenues	26.8	22.8	89.0	72.3

Total cost of revenues	9,867.6	8,862.3	29,898.2	25,701.5
Selling, general and administrative expenses	222.9	186.4	857.9	536.8
Amortization of intangibles	54.6	48.1	163.9	138.0
Interest and other (income) expense, net	20.9	10.6	49.8	27.1

Total cost of operations	10,166.0	9,107.4	30,969.8	26,403.4

Income before provision for income taxes	295.1	218.0	643.7	664.0
Provision for income taxes	109.3	61.3	242.3	238.7

Net income	$185.8	$156.7	$401.4	$425.3

Basic earnings per share:
Weighted average shares outstanding	294.1	291.0	299.1	281.5

Earnings per share	$0.63	$0.54	$1.34	$1.51

Diluted earnings per share:
Weighted average shares outstanding	298.7	296.5	303.5	286.9

Earnings per share	$0.62	$0.53	$1.32	$1.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

($ in millions, except for per share data)

(Shares in thousands)

	Shares of Common Stock Issued	Shares of Treasury Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total
Balances at December 31, 2005	312,001	7,743	$3.1	$—	$6,913.3	$(39.8)	$1,254.9	$(407.3)	$7,724.2

Net income	—	—	—	—	—	—	401.4	—	401.4

Total comprehensive income	—	—	—	—	—	—	401.4	—	401.4

Issuance of common stock for options exercised, including tax benefit	4,949	—	0.1	—	170.7	—	—	—	170.8

Issuance of common stock under employee stock purchase plans	144	—	—	—	7.6	—	—	—	7.6

Restricted stock and restricted stock unit activity, including tax benefit	91	—	—	—	21.5	—	—	—	21.5

Reversal of unearned compensation	—	—	—	—	(39.8)	39.8	—	—	—

Stock-based compensation related to options	—	—	—	—	49.1	—	—	—	49.1

Treasury stock acquired	—	15,092	—	—	—	—	—	(825.9)	(825.9)

Balances at September 30, 2006	317,185	22,835	$3.2	$—	$7,122.4	$—	$1,656.3	$(1,233.2)	$7,548.7

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Nine Months Ended
	September 30, 2006	September 24, 2005
Cash flows from operating activities:
Net income	$401.4	$425.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	133.2	121.5
Amortization of intangibles	163.9	138.0
Deferred income taxes	(72.7)	(85.0)
Stock-based compensation on employee stock plans	74.5	—
Tax benefit on employee stock plans	57.7	80.1
Excess tax benefits from stock-based compensation arrangements	(32.1)	—
Other	32.2	22.5
Net changes in assets and liabilities (net of acquisition effects, 2005 only):
Accounts receivable	(482.1)	4.6
Inventories	(89.7)	132.1
Prepaid expenses and other current assets	(43.0)	(21.0)
Deferred income taxes	152.6	—
Income taxes receivable	(202.5)	—
Other noncurrent assets	20.6	40.4
Current liabilities and other noncurrent liabilities	247.8	43.0

Net cash provided by operating activities	361.8	901.5

Cash flows from investing activities:
Cash paid for Accredo, net of cash acquired	—	(989.1)
Capital expenditures	(87.8)	(77.4)
Purchases of securities and other investments	(72.4)	(53.3)
Proceeds from sale of securities and other investments	69.6	53.3

Net cash used by investing activities	(90.6)	(1,066.5)

Cash flows from financing activities:
Proceeds from long-term debt	—	750.0
Repayments on long-term debt	(56.6)	(1,046.4)
Proceeds under accounts receivable financing facility	150.0	450.0
Repayments under accounts receivable financing facility	(150.0)	—
Debt issuance costs	(0.4)	(2.4)
Purchase of treasury stock	(825.9)	(69.1)
Excess tax benefits from stock-based compensation arrangements	32.1	—
Proceeds from employee stock plans	150.2	263.7

Net cash (used by) provided by financing activities	(700.6)	345.8

Net (decrease) increase in cash and cash equivalents	(429.4)	180.8
Cash and cash equivalents at beginning of period	888.2	1,145.5

Cash and cash equivalents at end of period	$458.8	$1,326.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2005 included in the Company’s Annual Report on Form 10-K. The Company’s fiscal quarters for 2006 and 2005 each consisted of 13 weeks and ended on September 30, 2006 and September 24, 2005, respectively.

The most recent assessment of goodwill impairment for each of the designated reporting units was performed as of September 30, 2006, and the recorded goodwill was determined not to be impaired. Additionally, changes in goodwill for the nine months ended September 30, 2006 primarily result from converted option activity associated with the acquisition of Accredo Health, Incorporated (“Accredo”).

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s unaudited interim condensed consolidated financial statements as of and for the fiscal quarter and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R as the Company did not record stock-based compensation expense related to employee stock options and employee stock purchase plans. Stock-based compensation expense related to employee stock options and employee stock purchase plans recognized under SFAS 123R for the fiscal quarter and nine months ended September 30, 2006 amounted to $14.8 million pre-tax and $50.4 million pre-tax, respectively. See Note 5, “Stock-Based Compensation,” for additional information.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the requisite service period. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized related to options because the exercise price of the Company’s stock options granted equaled the fair market value of the underlying stock at the date of the grant.

SFAS 123R also requires the benefits of realized tax deductions in excess of tax benefits on compensation expense to be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. The reported excess amounts to $32.1 million for the nine months ended September 30, 2006. In accordance with SAB 107, the Company classifies stock-based compensation within cost of product net revenues and selling, general and administrative expenses to correspond with the line items in which cash compensation paid to employees and directors is recorded.

Stock-based compensation expense recognized in the Company’s unaudited interim condensed consolidated statements of income for the fiscal quarter and nine months ended September 30, 2006 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123. Additionally, the Company’s unaudited interim condensed consolidated statements of income for the fiscal quarter and nine months ended September 30, 2006 include compensation expense for the stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) to the straight-line single option method.

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

3. LEGAL SETTLEMENTS CHARGE

On October 23, 2006, the Company entered into settlement agreements with the Department of Justice on the following three previously-disclosed matters handled by the U.S. Attorney’s Office for the Eastern District of Pennsylvania. The three settlement agreements do not include any finding or admission of wrongdoing on the part of the Company.

The first matter was a Consolidated Action pending in the Eastern District of Pennsylvania. The Consolidated Action included a government complaint-in-intervention filed in September 2003 and two pending qui tam, or whistleblower, complaints filed in 2000. The complaints alleged violations of the False Claims Act and various other state statutes. Additional legal claims were added in an amended complaint-in-intervention filed in December 2003, including a count alleging a violation of the Public Contracts Anti-Kickback Act. This Consolidated Action has been settled for $137.5 million.

The second matter was a qui tam that remains under seal in the Eastern District of Pennsylvania. The U.S. Attorney’s Office had informed the Company that the Complaint alleges violations of the federal False Claims Act, that the Company and other defendants inflated manufacturers’ “best price” to Medicare and Medicaid, and that the Company and other defendants offered and paid kickbacks to third parties to induce the placement on formularies and promotion of certain drugs. This matter has been settled for $9.5 million.

The third matter was an investigation that began with a letter the Company received from the U.S. Attorney’s Office for the Eastern District of Pennsylvania in January 2005 requesting information and representations regarding the Company’s Medicare Part B coordination of benefits recovery program. This matter was settled for $8.0 million. The Company had previously recorded reserves for these items, including a $162.6 million pre-tax charge in selling, general and administrative expenses to cover these settlement charges and fees paid to the plaintiffs’ attorneys. Based on the current facts and circumstances, the Company believes it is probable that the settlement amounts will be tax deductible.

Contemporaneous with the three above-referenced settlement agreements, the Company entered into a Corporate Integrity Agreement with the Department of Health and Human Services and the Office of Personnel Management. This five-year agreement is designed to ensure that the Company’s compliance program meets certain requirements. In connection with the ongoing negotiations with the Department of Justice, the Company established a separate money market fund account associated with the legal settlement. On August 22, 2006, the Company purchased for such money market fund account that number of shares with an aggregate net asset value of $155 million (“Settlement Amount”). On October 24, 2006, the Company paid $156.4 million, representing the Settlement Amount plus accrued interest of $1.4 million, to the Department of Justice.

See Note 12, “Commitments and Contingencies,” for additional information on various lawsuits, claims proceedings and investigations that are pending against the Company and certain of its subsidiaries.

4. ACQUISITION OF ACCREDO

The results of operations of Accredo are included in the accompanying unaudited interim condensed consolidated financial statements beginning on August 18, 2005. The pro forma results of operations of the Company and Accredo for the quarter and nine months ended September 24, 2005, as if the Accredo acquisition had occurred at the beginning of fiscal 2005, were as follows ($ in millions, except for per share amounts):

	Quarter Ended September 24, 2005	Nine Months Ended September 24, 2005
Pro forma total net revenues	$9,525.4	$28,108.8
Pro forma net income	$151.2	$416.3

Pro forma basic weighted average shares outstanding	304.7	302.2
Pro forma basic earnings per common share	$0.50	$1.38
Pro forma diluted weighted average shares outstanding	311.0	308.2
Pro forma diluted earnings per common share	$0.49	$1.35

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the Accredo acquisition had been completed at the beginning of fiscal 2005. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.

5. STOCK-BASED COMPENSATION

The Compensation Committee of the Company’s Board of Directors regularly reviews the Company’s compensation structure and practices, including the timing of its stock-based awards. The Audit Committee of the Company’s Board of Directors also reviews the Company’s option-granting practices from time to time. The Company grants options to employees and directors to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years and expire within 10 years from the date of the grant. Under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as of September 30, 2006, 19.8 million shares of the Company’s common stock are available for awards. As of September 30, 2006, under the terms of the Accredo Health, Incorporated 2002 Long-Term Incentive Plan as amended and restated on August 18, 2005, there are 0.5 million shares of the Company’s common stock available for awards.

On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to the Company’s employees and directors, including stock options and employee stock purchases related to employee stock purchase plans, based on estimated fair values. Prior to the adoption of SFAS 123R, the Company accounted for employee options to purchase stock, and for employee participation in employee stock purchase plans, under the intrinsic value method of expense recognition in APB 25, as permitted by SFAS 123. See Note 2, “Recently Adopted Financial Accounting Standard,” for a discussion of SFAS 123R, which revised SFAS No. 123 and superseded APB 25 and its related implementation guidance.

If the fair value method of accounting had been applied to stock options and the employee stock purchase plans in 2005, net income in 2005 would have been reduced. The fair value method requires recognition of compensation expense ratably over the requisite service period. The employee stock purchase plans’ value under the fair value method represents a 15% discount provided to eligible employees.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. As the Company has limited public trading history, the Medco volatility assumption is based on the volatility of the largest public companies within the pharmacy benefit management (“PBM”) industry, combined with the Company’s stock price volatility for the period the Company has been publicly traded. The Company uses historical data to estimate the expected option life. The expected option life represents the period of time that options granted are expected to be outstanding. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted for the nine months ended September 30, 2006 and September 24, 2005 was $20.79 and $18.41, respectively. The weighted average assumptions utilized for options granted during the periods presented are as follows:

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Medco stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.9%	4.0%	4.6%	4.0%
Expected volatility	32.0%	35.0%	32.0%	35.0%
Expected life (years)	4.0	4.5	5.1	5.6

Stock-based compensation expense related to stock options and employee stock purchase plans recognized for the quarter and nine months ended September 30, 2006 as a result of the adoption of SFAS 123R was comprised as follows ($ in millions, except for per share data):

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of product net revenues	$2.5	$8.3
Selling, general and administrative expenses	12.3	42.1

Stock-based compensation expense, before taxes	14.8	50.4
Related income tax benefits	(5.8)	(19.7)

Stock-based compensation expense, net of taxes(1)	$9.0	$30.7

Earnings per share effect:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10

(1)	Stock-based compensation expense for the quarter and nine months ended September 30, 2006 includes stock option expense of $8.7 million ($14.3 million pre-tax) and $29.9 million ($49.1 million pre-tax), respectively, and employee stock purchase plan expense of $0.3 million ($0.5 million pre-tax) and $0.8 million ($1.3 million pre-tax), respectively.

The pro forma net income and earnings per share for the quarter and nine months ended September 24, 2005, which reflect results as if the Company had applied the fair value method for recognizing employee stock-based compensation to the stock options and the employee stock purchase plan, are as follows ($ in millions, except for per share data):

	Quarter Ended September 24, 2005	Nine Months Ended September 24, 2005
Net income, as reported	$156.7	$425.3
Stock-based compensation expense related to options and the employee stock purchase plan, net of tax (1)	(14.2)	(46.5)

Pro forma net income, including stock-based compensation expense	$142.5	$378.8

Basic earnings per share:
As reported	$0.54	$1.51
Pro forma	$0.49	$1.35
Diluted earnings per share:
As reported	$0.53	$1.48
Pro forma	$0.48	$1.32

(1)	Pro forma stock-based compensation expense for the quarter and nine months ended September 24, 2005 includes stock option expense of $14.0 million ($23.4 million pre-tax) and $46.0 million ($76.5 million pre-tax), respectively, and employee stock purchase plan expense of $0.2 million ($0.3 million pre-tax) and $0.5 million ($0.9 million pre-tax), respectively.

Stock Option Plans. Summarized information related to stock options held by the Company’s employees and directors is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	18,392.3	$33.13
Granted	2,886.7	56.52
Exercised	(4,963.6)	29.20
Forfeited	(485.0)	42.48

Outstanding at September 30, 2006	15,830.4	$38.34	7.28	$339.2

Exercisable at September 30, 2006	8,443.9	$31.07	6.61	$242.3

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $146.4 million. The total intrinsic value of options exercised during the nine months ended September 24, 2005 was $202.8 million.

As of September 30, 2006, there was $76.6 million of total unrecognized compensation cost related to stock options granted. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $72.6 million. The total fair value of shares vested during the nine months ended September 24, 2005 was $89.0 million. The Company expects the majority of outstanding nonvested options to vest. The activity related to nonvested options is as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	10,002.4	$15.55
Granted	2,886.7	20.79
Vested	(5,154.8)	14.11
Forfeited	(347.8)	16.56

Nonvested at September 30, 2006	7,386.5	$18.56

Restricted Stock Units and Restricted Stock Plans. The Company grants restricted stock units and restricted shares to employees and directors, which generally vest over two or three years. The fair value of the restricted stock units and restricted shares is determined by the product of the number of shares granted and the grant-date market price of the Company’s common stock. The fair value of the restricted stock units and restricted shares is expensed on a straight-line basis over the requisite service period. Net income, as reported, includes stock-based compensation expense related to restricted stock and restricted stock units for the quarter and nine months ended September 30, 2006 of $5.3 million ($8.7 million pre-tax) and $14.6 million ($24.1 million pre-tax). Net income, as reported, includes stock-based compensation expense related to restricted stock and restricted stock units for the quarter and nine months ended September 24, 2005 of $3.0 million ($4.9 million pre-tax) and $7.3 million ($12.1 million pre-tax), respectively.

Upon vesting, certain employees and directors may defer conversion of the restricted stock units to common stock. Summarized information related to restricted stock units and restricted stock held by the Company’s employees and directors is as follows:

Restricted Stock Units	Number of Shares (in thousands)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,329.1
Granted	892.4
Converted	(103.9)
Forfeited	(52.8)

Outstanding at September 30, 2006	2,064.8	$123.4

Vested and deferred at September 30, 2006	164.3	$9.8

Restricted Stock	Number of Shares (in thousands)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	113.0
Granted	—
Converted	(34.1)
Forfeited	—

Outstanding at September 30, 2006	78.9	$4.7

The weighted average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2006 and September 24, 2005 was $56.69 and $44.36, respectively. The weighted average grant-date fair value of restricted stock granted during the nine months ended September 24, 2005 was $49.62. Restricted stock was not granted during the nine months ended September 30, 2006. The total intrinsic value of restricted stock units and restricted stock converted during the nine months ended September 30, 2006 was $6.3 million and $2.1 million, respectively. The total intrinsic value of restricted stock units converted during the nine months ended September 24, 2005 was $3.7 million.

Nonvested Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,201.1	$42.63
Granted	892.4	56.69
Vested	(140.2)	30.40
Forfeited	(52.8)	48.67

Nonvested at September 30, 2006	1,900.5	$49.96

Nonvested Restricted Stock	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	113.0	$49.68
Granted	—	—
Vested	(34.1)	49.62
Forfeited	—	—

Nonvested at September 30, 2006	78.9	$49.71

As of September 30, 2006, there was $63.2 million of total unrecognized compensation cost related to nonvested restricted stock units and restricted stock grants. That cost is expected to be recognized over a weighted average period of 2.1 years. The total grant-date fair value of restricted stock units vested during the nine months ended September 30, 2006 and September 24, 2005 was $4.3 million and $4.2 million, respectively. The Company expects the majority of nonvested restricted stock units and restricted stock shares to vest.

6. EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Weighted average shares outstanding	294.1	291.0	299.1	281.5
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	4.6	5.5	4.4	5.4

Weighted average shares outstanding assuming dilution	298.7	296.5	303.5	286.9

SFAS No. 128, “Earnings per Share,” (“SFAS 128”) requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the quarter and nine months ended September 30, 2006, there were outstanding options to purchase 3.7 million and 4.0 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations. These outstanding options may be dilutive to future EPS calculations. For the quarter and nine months ended September 24, 2005, there were outstanding options to purchase 1.0 million shares of Medco stock where the exercise price of the options exceeded the average stock price, which were not dilutive to the EPS calculations. The increase in the weighted average shares outstanding and diluted weighted average shares outstanding reflect approximately 24 million shares issued in August 2005 in connection with the Accredo acquisition, as well as the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options, partially offset by share repurchases. In accordance with SFAS 128, treasury shares, on a weighted average basis, are not considered part of the basic or diluted shares outstanding for the quarter and nine months ended September 30, 2006.

7. ACCOUNTS RECEIVABLE, NET

As of September 30, 2006 and December 31, 2005, total unbilled receivables from clients, manufacturers, and other payors amounted to $1,622.5 million and $2,182.6 million, respectively, reflecting the timing of billing cycles. As of September 30, 2006 and December 31, 2005, identified specialty pharmacy accounts receivable from payors and patients amounted to $402.1 million and $399.6 million, respectively. Accounts receivable are presented net of allowance for doubtful accounts of $72.0 million at September 30, 2006 and $67.3 million at December 31, 2005, including $65.0 million and $62.0 million, respectively, for specialty pharmacy. The relatively higher allowance for specialty pharmacy reflects a different credit risk profile than the PBM business, characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 11, “Segment Reporting,” for more information on the Specialty Pharmacy segment.

8. INTANGIBLE ASSETS, NET

The following is a summary of the Company’s intangible assets ($ in millions):

	September 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Intangible assets:
PBM client relationships(1)	$3,172.2	$1,346.5	$1,825.7	$3,172.2	$1,211.5	$1,960.7
Accredo(2)	793.5	41.5	752.0	793.5	12.6	780.9

Total	$3,965.7	$1,388.0	$2,577.7	$3,965.7	$1,224.1	$2,741.6

(1)	Principally comprised of the recorded value of Medco’s client relationships at the time of the acquisition of the Company by Merck & Co., Inc.(“Merck”) in 1993 and, to a significantly lesser extent, the Company’s acquisition of ProVantage Health Services, Inc. in 2000.
(2)	Represents the Specialty Pharmacy segment, primarily reflecting the portion of the excess of the Accredo purchase price over tangible net assets acquired.

Aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated to be approximately $218 million. The weighted average useful life of intangible assets subject to amortization is 23 years in total and by major intangible asset class are approximately 23 years for the PBM client relationships and approximately 22 years for the Accredo acquired intangible assets.

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The majority of the net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Service cost	$4.3	$4.1	$12.8	$12.2
Interest cost	1.6	1.4	4.8	4.4
Expected return on plan assets	(2.3)	(2.0)	(6.9)	(6.0)
Net amortization of actuarial losses	0.1	0.1	0.3	0.2

Net pension cost	$3.7	$3.6	$11.0	$10.8

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net cost of these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Service (credit) cost	$(0.3)	$0.4	$0.6	$1.3
Interest (credit) cost	(0.4)	0.6	0.5	1.4
Amortization of prior service costs	(1.1)	(1.1)	(3.2)	(3.2)
Net amortization of actuarial (gains) losses	(0.3)	0.4	0.5	1.3

Net postretirement benefit (credit) cost	$(2.1)	$0.3	$(1.6)	$0.8

The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service costs component of the net postretirement benefit cost. The activity for the quarter and nine months ended September 30, 2006 reflects a change in assumption regarding retiree participation based on recent plan experience under the amended plan design.

10. TAXES ON INCOME

The Company’s effective tax rate was 37.0% and 37.6% for the quarter and nine months ended September 30, 2006, respectively, compared to 28.1% and 35.9% for the same periods in 2005. The 2006 third quarter rate reflects a net $6.6 million non-recurring benefit, which includes $4.1 million of interest income associated with the IRS approval of a favorable accounting method change for the timing of the deductibility of certain rebates passed back to clients, which is accounted for as a reduction in provision for income taxes. In addition, the 2006 third quarter rate includes the favorable closure of state tax exposures in the amount of $3.0 million resulting from the expiration of the statute of limitations in certain states, partially offset by increases in the Company’s net deferred tax liabilities resulting from certain state law changes. During the third quarter of 2006, the Company recorded income taxes receivable of $202.5 million associated with the aforementioned IRS approval of an accounting method change for the timing of the deductibility of certain rebates passed back to clients.

The 2006 year-to-date rate reflects a second quarter benefit of $16.3 million, including $9.1 million from the favorable resolution of income taxes payable provided for prior to the spin-off from Merck, $4.0 million from the favorable closure of a state income tax audit, and a $3.2 million benefit from the adjustment of the Company’s net deferred tax liabilities due to the enactment of a state income tax law change. These benefits were partially offset by a $10.4 million increase in the second quarter 2006 provision relating to increases in the overall state marginal income tax rate due to various state law changes, including a corresponding increase to the Company’s net deferred tax liabilities.

The 2005 income tax rates reflect a $25.7 million non-recurring tax benefit recorded in the third quarter associated with a reduction in the Company’s marginal state income tax rate resulting primarily from an enacted change in a state income tax law and the receipt of a favorable state income tax ruling. A reduction in the Company’s marginal state income tax rate creates a benefit via a corresponding reduction of the Company’s net deferred tax liabilities, principally on its net intangible assets, partially offset by deferred tax assets primarily from client rebates payable and other accruals.

The Company may achieve additional state income tax savings in future quarters, some of which relate to state income taxes payable provided for prior to the spin-off date from Merck. To the extent that these state tax savings are realized, they will be recorded as a reduction to the provision for income taxes at the time approval is received from the respective state taxing jurisdiction or when the applicable statute of limitations has expired.

11. SEGMENT REPORTING

Reportable Segments

As a result of the Company’s acquisition of Accredo on August 18, 2005, the Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs to the Company’s clients and members, either through the Company’s network of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the consolidated statements of income effective with the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included within Medco’s PBM business.

The Company defines the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable, and which require elevated levels of patient support. When dispensed, these products frequently require a significant amount of ancillary administration equipment, special packaging, and a much higher degree of patient-oriented customer service than is required in the traditional PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, as well as PBM clients as payors.

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

Selected Segment Income and Asset Information

Total net revenues and operating income are the measures used by the chief operating decision maker to assess the performance of each of the Company’s operating segments. As described above, the Company’s acquisition of Accredo resulted in the establishment of the Specialty Pharmacy segment, hence the Specialty Pharmacy segment activity commenced with the Accredo acquisition date. For the third quarters and nine months of 2006 and 2005, Medco identified the revenues associated with Medco’s pre-existing specialty pharmacy business based on a data extract of sales for the specialty product set. Additionally, Medco has calculated the estimated operating income for the third quarter and nine months of 2005 based on the best information available for the pre-acquisition period and the detailed post-acquisition segment results.

The following table presents selected financial information about the Company’s reportable segments, including a reconciliation of operating income to income before provision for income taxes ($ in millions):

Quarterly Results:	Quarter Ended September 30, 2006			Quarter Ended September 24, 2005
	PBM	Specialty Pharmacy	Total	PBM (1)	Specialty Pharmacy (2)	Total
Product net revenues	$8,996.6	$1,338.2	$10,334.8	$8,781.2	$442.5	$9,223.7
Total service revenues	113.4	12.9	126.3	96.6	5.1	101.7

Total net revenues	9,110.0	1,351.1	10,461.1	8,877.8	447.6	9,325.4
Total cost of revenues	8,618.8	1,248.8	9,867.6	8,451.6	410.7	8,862.3
Selling, general and administrative expenses	174.4	48.5	222.9	169.4	17.0	186.4
Amortization of intangibles	45.0	9.6	54.6	45.0	3.1	48.1

Operating income	$271.8	$44.2	$316.0	$211.8	$16.8	$228.6
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			20.9			10.6

Income before provision for income taxes			$295.1			$218.0

Capital expenditures	$25.1	$6.4	$31.5	$24.2	$1.5	$25.7

(1)	Includes eight weeks of specialty pharmacy activity previously included in Medco’s PBM business.
(2)	The Specialty Pharmacy segment commenced on August 18, 2005, the date of the Accredo acquisition. If the Company had owned Accredo for the full fiscal quarter ended September 24, 2005, it is estimated that the Specialty Pharmacy segment net revenues would represent approximately 12% of total Medco net revenues.

Year-To-Date Results:	Nine Months Ended September 30, 2006
	PBM	Specialty Pharmacy	Total
Product net revenues	$27,264.4	$3,972.7	$31,237.1
Total service revenues	335.5	40.9	376.4

Total net revenues	27,599.9	4,013.6	31,613.5
Total cost of revenues	26,197.9	3,700.3	29,898.2
Selling, general and administrative expenses	711.3	146.6	857.9
Amortization of intangibles	134.9	29.0	163.9

Operating income	$555.8	$137.7	$693.5
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			49.8

Income before provision for income taxes			$643.7

Capital expenditures	$68.5	$19.3	$87.8

Identifiable Assets:	As of September 30, 2006			As of December 31, 2005
	PBM	Specialty Pharmacy	Total	PBM	Specialty Pharmacy	Total
Total identifiable assets	$11,529.4	$2,140.9	$13,670.3	$11,526.0	$2,177.0	$13,703.0

Medco’s operating results for the third quarter and nine months of 2005, excluding the effect of the Accredo acquisition, would have reflected $9,173.0 million and $26,915.0 million in net revenues, respectively, and $218.5 million and $681.0 million in operating income, respectively. For the third quarter and nine months of 2005, the Company estimates that the specialty pharmacy results of operations, including the effect of the pre-existing Medco specialty pharmacy results of operations, reflect approximately $0.9 billion and $2.2 billion in total net revenues, respectively, with operating income estimated at $28 million and $50 million, respectively.

12. COMMITMENTS AND CONTINGENCIES

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

The Company is aware of the existence of two sealed qui tam matters. The first action is filed in the Eastern District of Pennsylvania. It appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of the two new qui tam matters during recent settlement negotiations with the Department of Justice. The Company does not know the identities of the relators or the other defendants in either of these matters. The two new qui tam matters were not considered in the Company’s recent settlement with the Department of Justice.

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

In April 2003, a lawsuit captioned Peabody Energy Corporation (Peabody) v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Missouri. The complaint, filed by one of the Company’s former clients, relies on allegations similar to those in the ERISA cases discussed above, in addition to allegations relating specifically to Peabody, which has elected to opt out of the settlement described above. In December 2003, Peabody filed a similar action against Merck in the U.S. District Court for the Eastern District of Missouri. Both of these actions have been transferred to the U.S. District Court for the Southern District of New York to be consolidated with the ERISA cases pending against Merck and the Company in that court.

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

In October 2002, the Company filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting the Company’s right to retain certain cost savings in accordance with the Company’s written agreement with the West Virginia Public Employees Insurance Agency, or PEIA. In November 2002, the State of West Virginia and PEIA filed a separate lawsuit against Merck and the Company in the same court. This action was premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, conspiracy, tortious interference, unjust enrichment, accounting, fraud and breach of contract. PEIA later filed a counterclaim in the declaratory judgment action and the State of West Virginia, which was joined as a party, filed a third-party complaint against the Company and Merck. This case continues with a variety of motions and rulings by the court, including dismissal of some of PEIA’s and the State’s claims. Fact discovery is proceeding.

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

Antitrust and Related Litigation. In August, 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck and the Company. The plaintiffs, who seek to represent a national class of retail pharmacies that had contracted with the Company, allege that the Company has conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification is currently pending.

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

In December 2005, a lawsuit captioned Mike’s Medical Center Pharmacy, et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the U.S. District Court for the Northern District of California. The plaintiffs seek to represent a class of all pharmacies and pharmacists that had contracted with the Company and California pharmacies that had indirectly purchased prescription drugs from Merck and make factual allegations similar to those in the Alameda Drug Company action discussed below. The plaintiffs assert claims for violation of the Sherman Act, California antitrust law, and California law prohibiting unfair business practices. The plaintiffs demand, among other things, treble damages, restitution, disgorgement of unlawfully obtained profits, and injunctive relief.

In April 2006, the Brady plaintiffs filed a petition to transfer and consolidate various antitrust actions against PBMs, including North Jackson, Brady, and Mike’s Medical Center before a single federal judge. The motion was granted on August 24, 2006. These actions are now consolidated for pretrial purposes in the U.S. District Court for the Eastern District of Pennsylvania. The consolidated action is known as In re Pharmacy Benefit Managers Antitrust Litigation.

In January 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that had contracted with the Company and that had indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District

Court for the Northern District of California, if not earlier, the Company has failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck had failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the amended complaint-in-intervention filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed in Note 3, “Legal Settlements Charge.” The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company had been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits, and injunctive relief. In the complaint, the plaintiff further alleges, among other things, that the Company acts as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition.

In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that had contracted with the Company within the last three years, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act, and seeks, among other things, compensatory damages, attorneys’ fees, and injunctive relief. On June 12, 2006, the Company filed a motion to stay the action pending arbitration. That motion is pending.

Contract Litigation. In September 2004, the Company’s former client, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), filed an action in the Superior Court of New Jersey, Bergen County, alleging, among other things, that the Company breached its contract with Horizon in various respects. The Company has denied Horizon’s allegations and is vigorously defending itself in this action. The Company has filed counterclaims against Horizon. Trial is scheduled for 2007.

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

Purchase Obligations. The Company has entered into agreements with certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer that contain minimum purchasing volume commitments. As of September 30, 2006, these purchase obligations amounted to $151.8 million for the remainder of 2006 and $69.1 million for 2007, the majority of which is associated with Accredo.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is only permitted at the beginning of a company’s fiscal year, provided that interim financial statements for that fiscal year have not yet been issued. As a result, the Company expects to adopt the new requirements in the first quarter of 2007 and is currently evaluating the impact that such adoption will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS 157 is not expected to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company is required to adopt SFAS 158 as of the fiscal year ending after December 15, 2006. The Company will adopt the new requirements as of December 30, 2006, but does not expect such adoption to have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the pharmacy benefit management (“PBM”) and specialty pharmacy industries, and other legal, regulatory and economic developments. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	Risks associated with our acquisition of Accredo Health, Incorporated (“Accredo”), including integration risks, and an increase in credit risk resulting from the payment streams associated with specialty pharmacy accounts receivable;

•	Governmental investigations, and governmental, qui tam and other liability claims asserted against us, and any associated mandatory changes to our business practices;

•	Competition in the PBM and specialty pharmacy industries and in the broader healthcare industry;

•	Pressure on discounts and rebates from pharmaceutical manufacturers and margins in the PBM industry;

•	Our ability to obtain new clients and the possible termination of, or unfavorable modification to, contracts with key clients;

•	Risks and uncertainties regarding the implementation and ongoing execution of the Medicare Part D prescription drug benefit;

•	Possible regulatory changes affecting pricing, rebates, discounts or other practices of pharmaceutical manufacturers;

•	Risks associated with the secure storage and transmission of personal health information and other confidential data;

•	Developments in the healthcare industry, including the effect of increases in overall healthcare costs, changes in drug utilization and cost patterns and the introduction of new brand-name and/or generic drugs;

•	New or existing governmental regulations or legislation and changes in, or the failure to comply with, governmental regulations or legislation;

•	The possibility of a material non-cash charge to income if our recorded intangible assets are impaired or require accelerated amortization from a change in the remaining useful life;

•	Risks associated with our indebtedness and debt service obligations; and

•	General economic and business conditions.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission (“SEC”).

Overview

We are one of the nation’s largest pharmacy benefit managers, and we provide sophisticated traditional and specialty pharmacy benefit programs and services for our clients, members of client-funded benefit plans or those served by the Medicare Part D Prescription Drug Program, and individual patients. Our business model requires collaboration with retail pharmacies, physicians, Medicare, and particularly in specialty pharmacy, collaboration with Medicaid and other payors such as insurers. Our programs and services help control the cost and enhance the quality of the prescription drug benefit. We accomplish this by providing PBM services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our specialty pharmacy operation, which became the nation’s largest specialty pharmacy based on revenues with the acquisition of Accredo on August 18, 2005 (the “Accredo acquisition”). When the term “mail order” is used, we mean Medco’s traditional pharmacy mail-order operations, and subsequent to the Accredo acquisition, we mean Medco’s traditional pharmacy mail-order operations, as well as Accredo’s specialty pharmacy operations. We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. Our clients are generally entities that provide a pharmacy benefit to their underlying membership, such as members of their plan or their employees.

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

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and membership are paramount to our success; the retention and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive an increase in generic utilization from the nearly $45 billion in brand-name drug patent expirations expected to occur beginning in 2006 through 2010, our ability to continue to provide innovative and competitive clinical and other services to clients and patients, including our active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry.

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

Financial Performance Summary for the Quarter and Nine Months Ended September 30, 2006

In the third quarter of 2006, our net income was $185.8 million and diluted earnings per share were $0.62. In the nine months of 2006, our net income was $401.4 million and diluted earnings per share were $1.32. These year-to-date results reflect a one-time pre-tax legal settlements charge of $162.6 million recorded in the first quarter, with a $99.9 million after-tax effect, or $0.33 per diluted share. The one-time legal settlements charge reflected an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed pending federal legal matters. The settlement agreements for these three matters were signed and approved by the District Court on October 23, 2006.

The $185.8 million in third quarter net income represents an 18.6% increase over the third quarter of 2005. Diluted earnings per share of $0.62 in the third quarter of 2006 increased 17.0% over 2005, including an increase of approximately 2.2 million in diluted shares outstanding. The $401.4 million in 2006 year-to-date net income represents a 5.6% decline from 2005. Excluding the one-time legal settlements charge, our net income increased 17.9% to $501.3 million for the nine months of 2006, and diluted earnings per share of $1.65 increased 11.5%.

The diluted weighted average shares outstanding were 298.7 million and 303.5 million for the third quarter and nine months of 2006, respectively, and 296.5 million and 286.9 million for the third quarter and nine months of 2005, respectively, representing increases of 0.7% for the quarter and 5.8% for the nine months. These increases result from the shares issued in connection with the August 2005 Accredo acquisition and the effect of share issuances in connection with stock option exercises, partially offset by the purchase of 22.8 million shares of stock in connection with our share repurchase program since its inception in the third quarter of 2005. Shares repurchased during the third quarter and nine months of 2006 were approximately 1.2 million shares and approximately 15.1 million shares, respectively.

As a result of the adoption of the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) in the first quarter of 2006, we have recorded stock option expenses in 2006. Stock option expenses are not recorded in the 2005 results. Total stock option expense reflected in net income before provision for income taxes amounted to $14.8 million in the third quarter of 2006 and $50.4 million for the nine months of 2006, compared to a pro forma equivalent of $23.7 million in the third quarter of 2005 and $77.4 million for the nine months of 2005. The majority of the 2006 stock option expenses are recorded in selling, general and administrative (“SG&A”) expenses.

Net revenues increased 12.2% to $10,461 million in the third quarter of 2006, and 16.8% to $31,614 million in the nine months of 2006, compared to the same periods in the prior year. These increases reflect higher prices charged by pharmaceutical manufacturers including the effect of new and higher-cost brand-name drugs, higher volumes including Accredo’s incremental results and new business, partially offset by higher generic dispensing rates and higher levels of rebate sharing with clients. The revenue growth reflects a full quarter and nine months of Accredo in 2006, compared to a five-week period in both the third quarter and nine months of 2005.

Total prescription volume, adjusted for the difference in days supply between mail and retail, increased 3.3% to 179.2 million for the third quarter of 2006, and 4.4% to 542.3 million for the nine months of 2006, primarily as a result of higher volumes from new clients. The mail-order penetration rate on an adjusted basis increased slightly to 37.1% for the third quarter of 2006 compared to 37.0% for the third quarter of 2005. For the nine months, the mail-order penetration rate on an adjusted basis was consistent in both years at 36.5%.

Our overall generic dispensing rate increased to 56.0% in the third quarter and 54.5% in the nine months of 2006, compared to 51.5% in the third quarter and 51.1% in the nine months of 2005, as a result of drugs that have lost patent protection in the third quarter and first nine months of 2006, as well as at the end of 2005. The higher generic dispensing rates, which contribute to lower costs for clients and members, resulted in a reduction of approximately $530 million in net revenues for the third quarter of 2006 and approximately $1,125 million for the nine months of 2006.

Earned brand-name pharmaceutical rebates of $808 million for the third quarter of 2006 and $2,540 million for the nine months of 2006 were consistent with the third quarter of 2005, and 6.4% higher than the nine months of 2005. The consistent level of rebates for the quarter reflects improved formulary management and patient compliance, offset by brand-name drugs that have recently lost patent protection. The increase for the nine months reflects improved formulary management and patient compliance, and favorable pharmaceutical manufacturer rebate contract revisions, partially offset by brand-name drugs that have lost patent protection. The percentage of rebates retained by Medco decreased to approximately 18.3% in the third quarter and 20.3% for the nine months of 2006, compared to approximately 25.8% in the third quarter and 27.9% in the nine months of 2005. These percentage decreases primarily relate to a higher representation of clients participating in pricing arrangements whereby a greater portion of rebates are shared in exchange for other elements of pricing, including higher claims processing administrative fees, which are reflected in service revenues. Our service revenues increased 24.2% to $126.3 million in the third quarter of 2006, and increased 33.9% to $376.4 million for the nine months of 2006.

The overall gross margin was 5.7% in the third quarter and 5.4% for the nine months of 2006, compared to 5.0% for both the third quarter and nine months of 2005, driven by our increased generic dispensing rate and higher gross margin experienced in our specialty pharmacy business reflecting the inclusion of a full quarter and nine months of Accredo results.

SG&A expenses increased 19.6% to $222.9 million when compared to the third quarter of 2005, and amounted to $857.9 million for the nine months of 2006, which includes the $162.6 million one-time pre-tax legal settlements charge recorded in the first quarter of 2006. Excluding the one-time charge from the nine months of 2006, SG&A expenses increased 29.5% to $695.3 million when compared to the nine months of 2005. The increases for the third quarter and nine months primarily result from the incremental Accredo expenses, and stock option expenses recorded in 2006.

Amortization of intangible assets for the third quarter and the nine months of 2006 increased $6.5 million and $25.9 million, respectively, when compared to the third quarter and nine months of 2005, principally associated with the intangible assets acquired in the Accredo acquisition. Interest and other (income) expense, net, increased $10.3 million for the third quarter and $22.7 million for the nine months of 2006, compared to the same periods in 2005. The variances primarily reflect higher interest expense from elevated average debt levels related to the Accredo acquisition, higher interest rates on floating rate debt, and increased short-term borrowing levels in the third quarter of 2006.

Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 37.0% for the third quarter of 2006 and 37.6% for the nine months of 2006, compared to 28.1% in the third quarter of 2005 and 35.9% for the nine months of 2005. The 2006 third quarter rate includes a net $6.6 million non-recurring benefit, primarily reflecting interest income associated with the IRS approval of a favorable accounting method change for the timing of the deductibility of certain rebates passed back to clients, which is accounted for as a reduction in provision for income taxes.

The 2006 year-to-date rate also reflects a net $5.9 million non-recurring benefit recorded in the second quarter, including the impact of changes in our marginal state income tax rate, the favorable resolution of income taxes payable provided for prior to the spin-off date from Merck & Co., Inc. (“Merck”), and the closure of a state income tax audit. The 2005 rates reflect a $25.7 million non-recurring tax benefit recorded in the third quarter, associated with a reduction in our marginal state income tax rate resulting primarily from an enacted change in a state income tax law and the receipt of a favorable state income tax ruling.

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

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to product net revenues with a corresponding account receivable or payable to CMS reflected on the consolidated balance sheets. In the third quarter of 2006, premium revenues for our PDP product were $98 million, or approximately 1% of total net revenues of $10.5 billion. For the nine months of 2006, premium revenues were $364 million, or approximately 1% of total net revenues of $31.6 billion.

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

Interest and other (income) expense, net, primarily includes interest expense on our senior unsecured term loan facility, senior notes, and accounts receivable financing facility, net of interest on our interest rate swap agreements on $200 million of the senior notes, partially offset by interest income generated by overnight deposits and short-term investments in marketable securities.

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

In addition, deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, client rebate pass-back liabilities and stock-based compensation. Income taxes receivable at September 30, 2006 represents amounts due from the IRS associated with the approval of a favorable accounting method change received from the IRS in the third quarter of 2006 for the timing of the deductibility of certain rebates passed back to clients. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck, goodwill for the excess of the Accredo purchase price over net assets acquired, and intangible assets recorded from our acquisition of Accredo.

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

Client-Related Information

Revenues from UnitedHealth Group, which is currently our largest client, amounted to approximately $2,200 million and $6,600 million, or 21% of our net revenues, in the third quarter and nine months of 2006, respectively, and $2,100 million and $6,200 million, or 22% and 23% of our net revenues, in the third quarter and nine months of 2005, respectively. None of our other clients individually represented more than 10% of our net revenues in the third quarter or nine months of 2006 or 2005.

Segment Discussion

As a result of our acquisition of Accredo on August 18, 2005, we have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs to our clients and their members, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the consolidated statements of income effective with the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included within our PBM business. We define the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable, and which require elevated levels of patient support. When dispensed, these products frequently require a significant amount of ancillary administration equipment, special packaging, and a much higher degree of patient-oriented customer service than is required in the traditional PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, as well as PBM clients as payors.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter Ended September 30, 2006	Increase (Decrease)		Quarter Ended September 24, 2005(1)	Nine Months Ended September 30, 2006	Increase (Decrease)		Nine Months Ended September 24, 2005(1)
Net Revenues
Retail product(2)	$6,334.5	$590.7	10.3%	$5,743.8	$19,208.7	$2,205.5	13.0%	$17,003.2
Mail-order product	4,000.3	520.4	15.0%	3,479.9	12,028.4	2,245.3	23.0%	9,783.1

Total product(2)	$10,334.8	$1,111.1	12.0%	$9,223.7	$31,237.1	$4,450.8	16.6%	$26,786.3

Client and other service	85.0	25.8	43.6%	59.2	246.0	83.9	51.8%	162.1
Manufacturer service	41.3	(1.2)	(2.8)%	42.5	130.4	11.4	9.6%	119.0

Total service	$126.3	$24.6	24.2%	$101.7	$376.4	$95.3	33.9%	$281.1

Total net revenues(2)	$10,461.1	$1,135.7	12.2%	$9,325.4	$31,613.5	$4,546.1	16.8%	$27,067.4

Cost of Revenues
Product(2)	$9,840.8	$1,001.3	11.3%	$8,839.5	$29,809.2	$4,180.0	16.3%	$25,629.2
Service	26.8	4.0	17.5%	22.8	89.0	16.7	23.1%	72.3

Total cost of revenues(2)	$9,867.6	$1,005.3	11.3%	$8,862.3	$29,898.2	$4,196.7	16.3%	$25,701.5

Gross Margin(3)
Product	$494.0	$109.8	28.6%	$384.2	$1,427.9	$270.8	23.4%	$1,157.1
Product gross margin percentage	4.8%	0.6%		4.2%	4.6%	0.3%		4.3%
Service	$99.5	$20.6	26.1%	$78.9	$287.4	$78.6	37.6%	$208.8
Service gross margin percentage	78.8%	1.2%		77.6%	76.4%	2.1%		74.3%
Total gross margin	$593.5	$130.4	28.2%	$463.1	$1,715.3	$349.4	25.6%	$1,365.9
Gross margin percentage	5.7%	0.7%		5.0%	5.4%	0.4%		5.0%

Volume Information
Retail	112.7	3.5	3.2%	109.2	344.4	14.4	4.4%	330.0
Mail-order	22.3	0.9	4.2%	21.4	66.4	3.2	5.1%	63.2

Total volume	135.0	4.4	3.4%	130.6	410.8	17.6	4.5%	393.2

Adjusted prescriptions(4)	179.2	5.8	3.3%	173.4	542.3	22.7	4.4%	519.6

Adjusted mail-order penetration(5)	37.1%	0.1%		37.0%	36.5%	—		36.5%
Generic Dispensing Rate Information
Retail generic dispensing rate	57.9%	4.4%		53.5%	56.6%	3.7%		52.9%
Mail-order generic dispensing rate	46.3%	4.7%		41.6%	43.9%	2.4%		41.5%
Overall generic dispensing rate	56.0%	4.5%		51.5%	54.5%	3.4%		51.1%

(1)	The Accredo acquisition occurred in Medco’s fiscal August 2005 month-end. Accordingly, the 2005 results exhibited include Accredo for one five-week month (fiscal September 2005) only.

(2)	Includes retail co-payments of $1,779 million and $1,802 million for the third quarters of 2006 and 2005, and $5,539 million and $5,434 million for the nine months of 2006 and 2005.
(3)	Defined as net revenues minus cost of revenues.
(4)	Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
(5)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

Net Revenues. The $591 million increase in retail net revenues for the third quarter is attributable to net price increases of $405 million driven by higher prices charged by pharmaceutical manufacturers, and net volume increases of $186 million primarily related to new business, partially offset by client terminations. For the nine months, the increase in retail net revenues of $2,206 million is attributable to net price increases of $1,422 million, net volume increases of $739 million, as well as the favorable closure of a client rebate matter of $19 million and settlement of a client audit matter of $10 million both recorded in the second quarter of 2006, and an additional client-related benefit of $16 million recorded in the first quarter of 2006. The aforementioned net price variance includes the offsetting effect of price decreases of approximately $340 million for the third quarter and approximately $825 million for the nine months from a greater representation of generic drugs in 2006, as well as a reduction of $44 million for the third quarter and $198 million for the nine months related to higher levels of rebate sharing with clients, further discussed in the gross margin section.

The $520 million increase in mail-order net revenues for the third quarter of 2006 reflects volume increases of $371 million including new business and the incremental effect of Accredo, and net price increases of $149 million. For the nine months, the $2,245 million increase in mail-order net revenues reflects volume increases of $1,555 million including new business and the incremental effect of Accredo, and net price increases of $690 million. The revenue growth reflects a full quarter and nine months of Accredo in 2006, compared to a five-week period in both the third quarter and nine months of 2005. The net price increases are driven by higher prices charged by pharmaceutical manufacturers, partially offset by higher levels of rebate sharing with clients resulting in reductions to mail-order revenue of $12 million for the third quarter and $103 million for the nine months. Also contributing as an offset within the net price increases are decreases of approximately $190 million and approximately $300 million from a higher representation of generic drugs for the third quarter and nine months of 2006, respectively. Mail-order penetration on an adjusted basis was 37.1% for the third quarter of 2006 and 36.5% for the nine months of 2006, slightly above the 37.0% for the third quarter of 2005 and consistent with the 36.5% for the nine months of 2005.

Our product net revenues were also favorably impacted by the commencement of our Medicare Part D PDP product offering. In the third quarter of 2006, premium revenues for our PDP product were $98 million, or approximately 1% of total net revenues of $10.5 billion. For the nine months of 2006, premium revenues were $364 million, or approximately 1% of total net revenues of $31.6 billion.

Our overall generic dispensing rate increased to 56.0% for the third quarter of 2006 and to 54.5% for the nine months of 2006, compared to 51.5% for the third quarter of 2005 and 51.1% for the nine months of 2005. Mail-order generic dispensing rates increased to 46.3% for the third quarter of 2006 and 43.9% for the nine months of 2006, compared to 41.6% and 41.5% for the third quarter and nine months of 2005, respectively. Retail generic dispensing rates increased to 57.9% for the third quarter of 2006 and 56.6% for the nine months of 2006, compared to 53.5% and 52.9% for the third quarter and nine months of 2005, respectively. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.

Service revenues increased $24.6 million in the third quarter of 2006 and $95.3 million in the nine months of 2006, primarily as a result of higher client and other service revenues of $25.8 million and $83.9 million, respectively. Higher manufacturer service revenues of $11.4 million also contributed to the increase in service revenues for the nine months. The higher client and other service revenues reflect higher claims processing administrative fees for services including clinical programs and Medicare Part D-related support. The higher manufacturer revenues for the nine months result from Accredo manufacturer service fees, partially offset by lower administrative fees earned as a result of a manufacturer contract revision.

Gross Margin. Our client contracts include several pricing variables, such as price discounts for brand-name drugs, generic drugs and specialty drugs, separate price discounts for mail-order and retail prescriptions, fees for various administrative and clinical services, and terms regarding levels of rebate sharing and other guarantees. Clients have varied preferences regarding the pricing model best suited to their needs, and we negotiate these variables to generate an appropriate aggregate level of gross margin. As an example, certain clients may prefer a model whereby more rebates are shared in exchange for higher fees or lower price discounts, while others may prefer steeper price discounts in exchange for lower rebates. We experienced a year-over-year decline in rebate retention reflecting changes in the pricing composition within our contracts. Gross margin reflects these changes, as well as changes in the generic drug representation, mail or retail composition in our prescription base, specialty drug content, and Medicare Part D financial performance.

Our product gross margin percentage was 4.8% for the third quarter of 2006 compared to 4.2% for the third quarter of 2005, and 4.6% for the nine months of 2006 compared to 4.3% for the nine months of 2005, with 2006 including a full quarter and nine months of Accredo product gross margin, compared to a five-week period in 2005. The rate of change in cost of product net revenues was consistent with the rate of change in product net revenues for the third quarter and nine months. The consistent rates reflect higher prescription prices charged by pharmaceutical manufacturers, partially offset by the greater utilization of lower-cost generic products, as well as increased brand-name purchasing discounts and increased brand-name pharmaceutical rebates for the nine months. Our gross margin percentage also reflects the higher levels of rebate sharing with our clients, which increased $56 million and $301 million for the third quarter and nine months of 2006, respectively.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $808 million in the third quarter of 2006 and $814 million in the third quarter of 2005, with formulary rebates representing 52.3% and 50.4% of total rebates, respectively. Rebates totaled $2,540 million in the nine months of 2006 and $2,387 million in the nine months of 2005, with formulary rebates representing 52.3% and 50.6% of total rebates, respectively. For the third quarter of 2006, the consistent level of rebates compared to the same quarter of 2005 reflects improved formulary management and patient compliance, offset by brand-name drugs that have recently lost patent protection. For the nine months of 2006, the increase in rebates earned compared to the same period for 2005 reflects improved formulary management and patient compliance, and favorable pharmaceutical manufacturer rebate contract revisions, partially offset by the aforementioned brand-name drugs that have lost patent protection. We retained approximately $148 million, or 18.3% of total rebates, in the third quarter of 2006, and $210 million, or 25.8% of total rebates, in the third quarter of 2005. For the nine months of 2006, we retained approximately $517 million, or $20.3% of total rebates, compared to approximately $665 million, or 27.9% of total rebates, for the nine months of 2005. The gross margin effect of overall higher rebate sharing levels is partially mitigated by other elements of pricing including higher claims processing, administrative and other client service fees, higher generic dispensing rates, and increased specialty drug volumes.

Service gross margin percentage improved to 78.8% in the third quarter of 2006 from 77.6% in the third quarter of 2005, and to 76.4% in the nine months of 2006 from 74.3% in the nine months of 2005. This reflects the increase in service revenues of 24.2% for the third quarter and 33.9% for the nine months of 2006, driven by the aforementioned client and other service revenue increases, partially offset by an increase in cost of service revenues of 17.5% for the third quarter and 23.1% for the nine months of 2006. The increase in cost of service revenues is primarily related to higher expenses of $2 million for the third quarter and $15 million for the nine months associated with enrollment-related activities for our Medicare Part D PDP product offering. Total enrollment-related activities for our Medicare Part D PDP product offering were $3 million and $25 million for the third quarter and nine months, respectively.

The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter Ended September 30, 2006	Increase (Decrease)		Quarter Ended September 24, 2005 (1)	Nine Months Ended September 30, 2006	Increase (Decrease)		Nine Months Ended September 24, 2005 (1)
Gross margin	$593.5	$130.4	28.2%	$463.1	$1,715.3	$349.4	25.6%	$1,365.9
Selling, general and administrative expenses	222.9	36.5	19.6%	186.4	857.9	321.1	59.8%	536.8
Amortization of intangibles	54.6	6.5	13.5%	48.1	163.9	25.9	18.8%	138.0
Interest and other (income) expense, net	20.9	10.3	97.2%	10.6	49.8	22.7	83.8%	27.1

Income before provision for income taxes	295.1	77.1	35.4%	218.0	643.7	(20.3)	(3.1)%	664.0
Provision for income taxes	109.3	48.0	78.3%	61.3	242.3	3.6	1.5%	238.7

Net income	$185.8	$29.1	18.6%	$156.7	$401.4	$(23.9)	(5.6)%	$425.3

(1)	The Accredo acquisition occurred in Medco’s fiscal August 2005 month-end. Accordingly, the 2005 results exhibited include Accredo for one five-week month (fiscal September 2005) only.

Selling, General and Administrative Expenses. SG&A expenses of $223 million in the third quarter of 2006 increased from the third quarter of 2005 by $37 million, or 19.6%. This increase reflects incremental Accredo expenses of $27 million, and stock option expense of $12 million.

SG&A expenses for the nine months of 2006 amounting to $858 million increased from the nine months of 2005 by $321 million, or 59.8%, which includes the aforementioned $162.6 million one-time pre-tax legal settlements charge. The one-time pre-tax legal settlements charge reflected an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed pending federal matters. The settlement agreements for these three matters were signed and approved by the District Court on October 23, 2006. Excluding the one-time charge, SG&A expenses for the nine months of 2006 increased from 2005 by $159 million to $695 million, or 29.5%. This increase reflects incremental Accredo expenses of $112 million, as well as stock option expense of $42 million and higher restricted stock unit expenses of $11 million, partially offset by other expense reductions of $6 million.

Amortization of Intangibles. Amortization of intangible assets of $54.6 million for the third quarter of 2006 and $163.9 million for the nine months of 2006 increased by $6.5 million from the third quarter of 2005 and $25.9 million from the nine months of 2005, primarily reflecting the additional amortization associated with the intangible assets acquired in the Accredo acquisition.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, increased $10.3 million for the third quarter of 2006 and $22.7 million for the nine months of 2006 from the same periods in 2005. The third quarter variance results from higher interest expense of $6.1 million and lower interest income of $4.2 million. The variance for the nine months of 2006 reflects higher interest expense of $21.7 million and lower interest income of $1.0 million. The higher interest expense for the third quarter and nine months reflects elevated average debt levels from the debt refinancing in August 2005 related to the Accredo acquisition, higher interest rates on floating rate debt, and increased short-term borrowing levels in the third quarter of 2006. The lower interest income for the third quarter and nine months reflect lower average daily cash balances, partially offset by the benefit of higher interest rates in 2006. The estimated weighted average interest rate on our indebtedness was approximately 6.5% for the third quarter of 2006 and 6.2% for the nine months of 2006, compared to 5.6% for the third quarter of 2005 and 5.8% for the nine months of 2005, and reflects increases in floating interest rates on our term loans and accounts receivable financing facility.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 37.0% and 37.6% for the quarter and nine months of 2006, respectively, compared to 28.1% and 35.9% for the same periods in 2005. The 2006 third quarter rate reflects a net $6.6 million non-recurring benefit, which includes $4.1 million in interest income associated with the IRS approval of a favorable accounting method change for the timing of the deductibility of certain rebates passed back to clients. In addition, the 2006 third quarter rate includes the favorable closure of state tax exposures in the amount of $3.0 million resulting from the expiration of the statute of limitations in certain states, partially offset by increases in our net deferred tax liabilities resulting from certain state law changes.

The 2006 year-to-date rate reflects a second quarter benefit of $16.3 million, including $9.1 million from the favorable resolution of income tax payables provided for prior to the spin-off from Merck, $4.0 million from the favorable closure of a state income tax audit, and a $3.2 million benefit from the adjustment of our net deferred tax liabilities due to the enactment of a state income tax law change. These benefits were partially offset by a $10.4 million increase in the second quarter 2006 provision relating to increases in the overall state marginal income tax rate due to various state law changes including a corresponding increase to our net deferred tax liabilities. The 2005 income tax rates reflect a $25.7 million non-recurring tax benefit recorded in the third quarter associated with a reduction in our marginal state income tax rate resulting primarily from an enacted change in a state income tax law and the receipt of a favorable state income tax ruling.

Based on the current facts and circumstances associated with the one-time legal settlements charge, we believe it is probable the settlement amount will be tax deductible. Accordingly, our nine month provision for income taxes reflects an estimated tax benefit of approximately $63 million associated with the one-time charge.

We may achieve additional state income tax savings in future quarters, some of which relate to state income tax payables provided for prior to the spin-off date from Merck. To the extent that these state tax savings are realized, they will be recorded as a reduction to the provision for income taxes at the time approval is received from the respective state taxing jurisdiction or when the applicable statute of limitations has expired.

Net Income and Earnings per Share. Net income as a percentage of net revenues was 1.8% in the third quarter of 2006, and 1.3% in the nine months of 2006, which includes a 0.3% reduction resulting from the one-time legal settlements charge for the nine months. Excluding the one-time charge, net income as a percentage of net revenues was 1.6% in the nine months of 2006.

Diluted earnings per share increased 17.0% to $0.62 for the third quarter of 2006 and decreased 10.8% to $1.32 for the nine months of 2006, including the one-time legal settlements charge of $0.33 per share for the nine months. Excluding the one-time charge, diluted earnings per share increased 11.5% to $1.65 for the nine months of 2006. The diluted weighted average shares outstanding were 298.7 million and 303.5 million for the third quarter and nine months of 2006, respectively, and 296.5 million and 286.9 million for the third quarter and nine months of 2005, respectively.

The increases in the diluted weighted average shares outstanding reflect the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options, as well as approximately 24 million shares issued in August 2005 for the Accredo acquisition. These increases are partially offset by the repurchase of 22.8 million shares of stock in connection with our share repurchase program since its inception in the third quarter of 2005, of which approximately 1.2 million and approximately 15.1 million were repurchased during the third quarter and nine months of 2006, respectively.

Specialty Pharmacy Segment. For the third quarter and nine months of 2006 and 2005, we identified the revenues associated with Medco’s pre-existing specialty pharmacy business based on a data extract of sales for the specialty product set. We have also calculated the estimated operating income for the third quarter and nine months of 2005 based on the best information available for the pre-acquisition period and the detailed post-acquisition segment results. For the third quarter and nine months of 2005, we estimate that the specialty pharmacy results of operations, including the effect of the pre-existing Medco specialty pharmacy results of operations, reflect approximately $0.9 billion and $2.2 billion in total net revenues, respectively, with operating income estimated at $28 million and $50 million, respectively.

Specialty Pharmacy total net revenues of $1.4 billion for the third quarter of 2006 and $4.0 billion for the nine months of 2006 increased approximately $0.5 billion and $1.8 billion compared to the estimated third quarter and nine months of 2005, respectively. The increase primarily results from the Accredo acquisition, as 2006 includes a full quarter and nine months of Accredo, compared to a five-week period in 2005. The total net revenues include revenue for the seasonal drug, Synagis, of $2.6 million and $76.7 million for the third quarter and nine months of 2006, respectively.

Operating income of $44 million for the third quarter of 2006 and $138 million for the nine months of 2006 increased approximately $16 million and $88 million compared to the estimated operating income for the third quarter and nine months of 2005, respectively. The increase primarily results from the increased revenue, as well as the inclusion of incremental higher-margin Accredo products as a result of the Accredo acquisition. Sequentially, operating income decreased from $50 million in the second quarter of 2006 to $44 million in the third quarter, with gross margin decreasing from 8.3% in the second quarter to 7.6% in the third quarter, primarily due to the mix of products dispensed in the quarter.

Liquidity and Capital Resources

Cash Flows. The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Nine Months Ended September 30, 2006	Increase (Decrease)	Nine Months Ended September 24, 2005

Net cash provided by operating activities	$361.8	$(539.7)	$901.5
Net cash used by investing activities	(90.6)	975.9	(1,066.5)
Net cash (used by) provided by financing activities	(700.6)	(1,046.4)	345.8

Net (decrease) increase in cash and cash equivalents	(429.4)	(610.2)	180.8
Cash and cash equivalents at beginning of period	888.2	(257.3)	1,145.5

Cash and cash equivalents at end of period	$458.8	$(867.5)	$1,326.3

Operating Activities. The net cash provided by operating activities of $362 million for the nine months of 2006 reflects cash provided by operating activities from net income of $401 million, with adjustments for depreciation and amortization of $297 million. Additionally, there was an increase of $248 million in current liabilities and other noncurrent liabilities, primarily resulting from unearned premiums and catastrophic reinsurance from CMS associated with our Medicare Part D PDP product offering and the one-time legal settlements liability that was recorded in the first quarter of 2006. These increases were partially offset by a $482 million decrease in cash flows from accounts receivable, net, resulting from an increase in Medicare Part D receivables from CMS associated with the new product offering and the timing of our client billing cycles. We collected over $468 million from our clients on the first business day of the fourth fiscal quarter of 2006. We also experienced a decrease in cash flows from inventory of $90 million resulting from the timing of pharmaceutical purchases.

The decrease in net cash provided by operating activities in the first nine months of 2006 compared to the first nine months of 2005 of $540 million substantially results from an increase in cash outflows of $487 million from accounts receivable, net, due to the aforementioned factors, and a decrease in cash flows from inventory of $222 million due to higher inventory levels at the end of the third quarter of 2006 reflecting the timing of pharmaceutical purchases. These decreases were partially offset by an increase of $205 million in current liabilities and other noncurrent liabilities, primarily resulting from the aforementioned components’ activity.

For the nine months ended September 30, 2006 and compared to the first nine months of 2005, net cash provided by operating activities reflects a decrease resulting from income taxes receivable associated with the approval of a favorable accounting method change received from the IRS in the third quarter of 2006 for the timing of the deductibility of certain rebates passed back to clients. The decrease is offset within net cash provided by operating activities in the deferred income taxes and prepaid expenses and other current assets components. Additionally, we established a separate money market fund account associated with the legal settlement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania. On August 22, 2006, we purchased for such money market fund account that number of shares with an aggregate net asset value of $155 million (“Settlement Amount”). On October 24, 2006, we paid $156.4 million, representing the Settlement Amount plus accrued interest of $1.4 million, to the Department of Justice.

Investing Activities. The net cash used by investing activities of $91 million for the nine months of 2006 is primarily attributable to capital expenditures associated with capitalized software development in connection with our Medicare Part D PDP product offering, client-related programs, productivity initiatives, as well as investments in customer service and pharmacy operations. We expect that our full year 2006 capital expenditures will not exceed $150 million. The increase in net cash used by investing activities for the nine months of 2006 compared to the prior year of $976 million is primarily due to $989 million paid, net of cash acquired, for the Accredo acquisition in the third quarter of 2005, as well as the timing of capital expenditures.

Financing Activities. The net cash used by financing activities of $701 million for the nine months of 2006 primarily results from $826 million in treasury stock repurchases, partially offset by proceeds from employee stock plans of $150 million. The increase in net cash used by financing activities for the nine months of 2006 compared with 2005 of $1,046 million is primarily due to an increase in treasury stock repurchases of $757 million, reflecting nine months of activity in 2006 compared to only one month of activity through September 2005. Also contributing to the increase in net cash used by financing activities for 2006 compared with 2005 were lower net proceeds from debt of approximately $150 million as 2005 reflected financing for a portion of the Accredo purchase price. In addition, proceeds from employee stock plans of decreased by $114 million.

Total cash and short-term investments as of September 30, 2006 were $519.2 million, including $458.8 million in cash and cash equivalents. Total cash and short-term investments as of December 31, 2005 were $944.8 million, including $888.2 million in cash and cash equivalents. The decrease of $425.6 million in cash and short-term investments for the nine months of 2006 primarily reflects share repurchase activity, partially offset by cash flows from operations and employee stock plans.

Financing Facilities

Senior Bank Credit Facilities. We have a $1.25 billion senior unsecured credit facility, comprised of a $750 million term loan and a $500 million revolving credit facility. There was $475 million outstanding under our term loan facility as of September 30, 2006. We had no amounts outstanding under our revolving credit facility as of September 30, 2006. The credit facilities bear interest at the London Interbank Offered Rate (“LIBOR”) plus a 0.5% margin.

Accounts Receivable Financing Facility. Through a wholly-owned subsidiary, as of September 30, 2006, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. There was $450 million outstanding under this accounts receivable financing facility as of September 30, 2006. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating.

Effective July 31, 2006, the accounts receivable financing facility was increased from $500 million to $600 million. During the third quarter of 2006, we drew down and repaid $150 million under the facility.

Interest Rates and Covenants

The estimated weighted average annual interest rate on our indebtedness was approximately 6.5% and 6.2% for the third quarter and nine months of 2006, respectively, and 5.6% and 5.8% for the third quarter and nine months of 2005, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our credit facilities and swap agreements.

Our senior unsecured credit facility, senior notes and accounts receivable financing facility contain covenants, including, among other items, minimum interest coverage, maximum leverage ratios, as well as restrictions on dividends, share repurchases, and asset sales and liens. We were in compliance with all financial covenants at September 30, 2006.

Debt Ratings

On August 9, 2006, Moody’s Investors Service upgraded the credit ratings of Medco Health Solutions, Inc. to Baa3 (positive outlook) investment grade from Ba1 (positive outlook).

Share Repurchase Program

On November 3, 2006, we announced that our Board of Directors had authorized the expansion of our share repurchase plan by an incremental $1 billion, bringing the amount authorized under such share repurchase plan to a cumulative total of $2.5 billion. The original repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased by an incremental $1 billion in December 2005. The expiration date of the plan has been extended through October 2008. We repurchased under the plan approximately 1.2 million shares at a cost of $71.8 million, and approximately 15.1 million shares at a cost of $825 million during the third quarter and nine months of 2006, respectively. Inception-to-date repurchases through September 30, 2006 under this program total approximately 22.8 million shares at a cost of approximately $1.2 billion. Our Board of Directors periodically reviews the program and approves trading parameters.

EBITDA

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the nine-month 2006 EBITDA excluding the one-time legal settlements charge recorded in the first quarter of 2006, as this is not considered an indicator of our ongoing performance.

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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 24, 2005(1)	September 30, 2006		September 24, 2005(1)
Net income	$185.8	$156.7	$401.4		$425.3
Add:
Interest and other (income) expense, net(2)	20.9	10.6	49.8		27.1
Provision for income taxes(3)	109.3	61.3	242.3		238.7
Depreciation expense	42.3	40.4	133.2		121.5
Amortization expense	54.6	48.1	163.9		138.0

EBITDA	$412.9	$317.1	$990.6		$950.6
One-time legal settlements charge	—	—	162.6	(4)	—

EBITDA, excluding the one-time legal settlements charge	$412.9	$317.1	$1,153.2		$950.6

Adjusted prescriptions(5)	179.2	173.4	542.3		519.6

EBITDA per adjusted prescription	$2.30	$1.83	$1.83		$1.83

EBITDA per adjusted prescription, excluding the one-time legal settlements charge	$2.30	$1.83	$2.13		$1.83

(1)	The Accredo acquisition occurred in Medco’s fiscal August 2005 month-end. Accordingly, the 2005 results exhibited include Accredo for one five-week month (fiscal September 2005) only.

(2)	2005 includes a $1.7 million write-off in the third quarter associated with the debt refinancing for the Accredo acquisition and a write-off of deferred debt issuance costs amounting to $0.7 million in the first quarter associated with accelerated term loan payments.
(3)	2006 includes a $6.6 million nonrecurring tax benefit reflected in the third quarter, as well as a $12.5 million nonrecurring tax benefit reflected for the nine months. 2005 includes a $25.7 million nonrecurring tax benefit reflected in the third quarter and nine months.
(4)	This represents the one-time pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006. This charge reflected an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed pending federal legal matters. The settlement agreements for these three matters were signed and approved by the District Court on October 23, 2006.
(5)	Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA for the third quarter of 2006 increased 30.2% from the third quarter of 2005, compared to a net income increase of 18.6%. Excluding the one-time legal settlements charge, EBITDA for the nine months of 2006 increased 21.3% from the nine months of 2005, compared to a net income increase of 17.9%. The higher rate of increase for EBITDA compared with net income reflects the exclusions of the increased interest expense and intangible asset amortization associated with the Accredo acquisition, as well as the exclusion of the nonrecurring tax benefits, which were more significant in 2005. EBITDA per adjusted prescription increased $0.47 or 25.7% to $2.30 in the third quarter of 2006 compared with $1.83 in the third quarter of 2005. For the nine months, EBITDA per adjusted prescription, excluding the one-time legal settlements charge, increased $0.30, or 16.4%, to $2.13 compared to $1.83 in the nine months of 2005. The higher increase for the third quarter of 2006 compared to the nine months of 2006 largely reflects the increased mail-order generic dispensing rate.

Contractual Obligations

The following table presents our contractual obligations as of September 30, 2006, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
Long-term debt obligations, including current portion(1)	$975.4	$18.9	$150.3	$306.2	$500.0
Interest expense on long-term debt obligations(2)	331.4	16.3	120.3	99.6	95.2
Operating lease obligations(3)	108.3	8.8	54.8	35.5	9.2
Purchase obligations(4)	220.9	151.8	69.1	—	—

Total	$1,636.0	$195.8	$394.5	$441.3	$604.4

(1)	Long-term debt obligations exclude the $3.1 million of unamortized discount on the senior notes and a fair value adjustment of $11.4 million associated with the interest rate swap agreements on $200 million of the senior notes.
(2)	The variable component of interest expense for the term loan facility is based on the third quarter 2006 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.
(3)	Reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers.
(4)	Reflects contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer.

As of September 30, 2006, we had letters of credit outstanding of approximately $14.9 million, of which approximately $13.9 million were issued under our senior unsecured revolving credit facility.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our unaudited interim condensed consolidated financial statements as of and for the fiscal quarter and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R as we did not record stock-based compensation expense related to employee stock options and employee stock purchase plans. Stock-based compensation expense related to employee stock options and employee stock purchase plans recognized under SFAS 123R for the fiscal quarter and nine months ended September 30, 2006 amounted to $14.8 million pre-tax and $50.4 million pre-tax, respectively. See Note 5, “Stock-Based Compensation,” to the accompanying unaudited interim condensed consolidated financial statements for additional information.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the requisite service period. Prior to the adoption of SFAS 123R, we accounted for stock-based awards using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized related to options because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of the grant.

SFAS 123R also requires the benefits of realized tax deductions in excess of tax benefits on compensation expense to be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. The reported excess amounts to $32.1 million for the nine months ended September 30, 2006. In accordance with SAB 107, we classify stock-based compensation within cost of product net revenues and selling, general and administrative expenses to correspond with the line items in which cash compensation paid to employees and directors is recorded.

Stock-based compensation expense recognized in our unaudited interim condensed consolidated statements of income for the fiscal quarter and nine months ended September 30, 2006 include compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123. Additionally, our unaudited interim condensed consolidated statements of income for the fiscal quarter and nine months ended September 30, 2006 includes compensation expense for the stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) to the straight-line single option method.

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

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Our adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. We are required to adopt SFAS 158 as of the fiscal year ending after December 15, 2006. We will adopt the new requirements as of December 30, 2006, but do not expect such adoption to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility. In addition, in 2004, we entered into interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of September 30, 2006, which are subject to variable interest rates based on the LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $2.8 million in annual interest expense. We have no plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Descriptions of certain legal proceedings to which the Company is a party are contained in Note 3, “Legal Settlements Charge,” and Note 12, “Commitments and Contingencies,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Such descriptions include the following recent developments:

On October 23, 2006, the Company entered into settlement agreements with the Department of Justice with regard to the following three previously-disclosed matters handled by the U.S. Attorney’s Office for the Eastern District of Pennsylvania. The three settlement agreements do not include any finding or admission of wrongdoing on the part of the Company.

The first matter was a Consolidated Action pending in the Eastern District of Pennsylvania. The Consolidated Action included a government complaint-in-intervention filed in September 2003 and two pending qui tam, or whistleblower, complaints filed in 2000. The complaints alleged violations of the False Claims Act and various other statutes. Additional legal claims were added in an amended complaint-in-intervention filed in December 2003, including a count alleging a violation of the Public Contracts Anti-Kickback Act. This Consolidated Action has been settled for $137.5 million.

The second matter was a qui tam that remains under seal in the Eastern District of Pennsylvania. The U.S. Attorney’s Office had informed the Company that the Complaint alleges violations of the federal False Claims Act, that the Company and other defendants inflated manufacturers’ “best price” to Medicare and Medicaid, and that the Company and other defendants offered and paid kickbacks to third parties to induce the placement on formularies and promotion of certain drugs. This matter has been settled for $9.5 million.

The third matter was an investigation that began with a letter the Company received from the U.S. Attorney’s Office for the Eastern District of Pennsylvania in January 2005 requesting information and representations regarding the Company’s Medicare Part B coordination of benefits recovery program. This matter was settled for $8.0 million.

Contemporaneously with the three above-referenced settlement agreements, the Company entered into a Corporate Integrity Agreement with the Department of Health and Human Services and the Office of Personnel Management. This five-year agreement is designed to ensure that the Company’s compliance program meets certain requirements.

Item 1A. Risk Factors

Reference is made to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes with regard to the risk factors disclosed in such Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s share repurchase activity for the three months ended September 30, 2006:

Issuer Purchases of Equity Securities(1)
Fiscal Period	Shares purchased	Average price per share(2)	Total number of shares purchased as part of a publicly announced program since inception(3)	Approximate dollar value of shares that may yet be purchased under the program(4) (in thousands)
Balances at July 1, 2006			21,597,876	$1,339,348

Fiscal July 2006	761,190	$57.93	761,190	$1,295,251
Fiscal August 2006	319,770	$59.96	319,770	$1,276,077
Fiscal September 2006	143,584	$59.49	143,584	$1,267,535

Third quarter 2006 totals	1,224,544	$58.64	1,224,544

(1)	On November 3, 2006, the Company announced that its Board of Directors had authorized the expansion of the Company’s share repurchase plan by an incremental $1 billion, bringing the amount authorized under such repurchase plan to a cumulative total of $2.5 billion. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased by an incremental $1 billion in December 2005. The expiration date of the plan has been extended through October 2008.
(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended September 30, 2006. The average price paid per share for repurchases initiated since inception is $54.00.
(3)	The Company purchased all of the above-referenced shares of its common stock through its publicly announced share repurchase program.
(4)	The amounts in the table above reflect the remaining authorized purchases based on the increase in the authorized repurchases approved on November 3, 2006.

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

To facilitate compliance with the ownership guidelines and retention requirements, the Board of Directors authorized the use of prearranged trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 permits insiders to adopt predetermined plans for selling specified amounts of stock or exercising stock options under specified conditions and at specified times. Executive officers may only enter into a trading plan during an open trading window and they must not possess material nonpublic information regarding the company at the time they adopt the plan. Using trading plans, insiders can diversify their investment portfolios while avoiding concerns about transactions occurring at a time when they might possess material nonpublic information. Under Medco’s policy, sales instructions made pursuant to a written trading plan may be executed during a blackout period. In addition, the use of trading plans provides Medco with a greater ability to monitor trading and compliance with its stock ownership guidelines.

All trading plans adopted by Medco executives are reviewed and approved by the Office of the General Counsel. For ease of administration, executives have been permitted to add new orders to existing plans rather than requiring the adoption of a new plan. Once modified, a plan cannot be changed for at least 90 days. Both new plans and modifications are subject to a minimum two-week delay before the plan or modification can become effective. This mandatory “waiting period” is designed to safeguard the plans from manipulation or market timing.

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers and in effect as of October 1, 2006 (1):

Name and Position	Number of Shares to be Sold under the Plan	Timing of Sales Under the Plan	Number of Shares Sold Under the Plan	Projected Beneficial Ownership (2)
John Driscoll President, Insured and Emerging Markets	40,900	Option exercises in tranches of 20,400 and 20,500 shares shall be triggered if stock reaches specified prices.		32,696

Robert Epstein Senior Vice President, Medical Affairs & Chief Medical Officer	43,300	Option exercise triggered if stock reaches a specified price and 20,800 previously acquired shares will be sold if stock reaches a specified price.		51,825

Brian Griffin Group President, Health Plans	269,181	Option exercises in tranches ranging from 10,010 to 62,610 shares shall be triggered if stock reaches specified prices.		81,829

Kenneth O. Klepper, President & Chief Operating Officer	114,700	Option exercises in tranches ranging from 9,300 to 43,500 shares shall be triggered if stock reaches specified prices; previously acquired shares shall be sold in two installments of 4,300 shares if specified prices are obtained.		100,556

Arthur H. Nardin Senior Vice President, Pharmaceutical Contracting	13,200	Sale of 6,800 previously acquired shares if stock reaches a specified price and exercise of option and sale of 6,400 shares acquired on exercise if stock reaches a specified price.		23,703

Karin Princivalle, Senior Vice President, Human Resources	11,700	Exercise of options and sale of 6,500 shares acquired on exercise and 5,200 previously acquired shares if stock reaches a specified price.		19,674

JoAnn A. Reed, Senior Vice President, Finance & Chief Financial Officer	133,916	Option exercises in tranches ranging from 20,110 to 63,013 shares shall be triggered if stock reaches specified prices.		344,915

Jack A. Smith Senior Vice President, Chief Marketing Officer	22,700	Option exercises in tranches of 7,500 and 15,200 shares shall be triggered if stock reaches specified prices.		74,238

Glenn Taylor Group President, Key Accounts	39,900	Sale of previously acquired shares if stock reaches a specified price.		75,607

(1)	This table does not include any trading plans entered into by any executive officer that has expired by its terms or has been fully executed. No plans entered into by executive officers have been voluntarily terminated.
(2)	This column reflects an estimate of the number of shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of October 1, 2006, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates do not reflect any changes to beneficial ownership that may have occurred since October 1, 2006.

Item 6. Exhibits

Number	Description	Method of Filing

10.1	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services, the Office of Personnel Management, and the Department of Defense TRICARE Management Activity; Medco Health Solutions, Inc.; Diane M. Collins; and relators George Bradford Hunt, Walter William Gauge and Joseph Percentile.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.2	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and the Office of Personnel Management; Medco Health Solutions, Inc.; and relator Karl S. Schumann.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.3	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and Medco Health Solutions, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.4	Corporate Integrity Agreement, dated as of October 23, 2006, between the Office of the Inspector General of the Department of Health and Human Services and the Office of the Inspector General of the Office of Personnel Management and Medco Health Solutions, Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.

Date: November 3, 2006	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman, and
Chief Executive Officer

Date: November 3, 2006	By:	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and
Chief Financial Officer

Index to Exhibits

Number	Description
10.1	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services, the Office of Personnel Management, and the Department of Defense TRICARE Management Activity; Medco Health Solutions, Inc.; Diane M. Collins; and relators George Bradford Hunt, Walter William Gauger and Joseph Piacentile. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.2	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and the Office of Personnel Management; Medco Health Solutions, Inc.; and relator Karl S. Schumann. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.3	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.4	Corporate Integrity Agreement, dated as of October 23, 2006, between the Office of the Inspector General of the Department of Health and Human Services and the Office of the Inspector General of the Office of Personnel Management and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.