Form 10-K
period 2006-12-30
MEDCO HEALTH SOLUTIONS INC
filed 2007-02-22
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates as of July 1, 2006 was $16,811,240,000. The Registrant has no non-voting common equity.

As of February 20, 2007, the registrant had 288,052,853 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Medco Health Solutions, Inc.’s Proxy Statement for its 2007 Annual Meeting are incorporated by reference in this Annual Report on Form 10-K in response to Part III (Items 10 through 14).

MEDCO HEALTH SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

P ART I

Item 1.	Business.

Overview

We are the nation’s leading pharmacy benefit manager based on net revenues. We provide sophisticated traditional and specialty prescription drug benefit programs and services for our clients, members of client-funded benefit plans or those served by the Medicare Part D Prescription Drug Program (“Medicare Part D”), and individual patients. Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare Part D, and particularly in specialty pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our specialty pharmacy operation, Accredo Health Group, which became the nation’s largest specialty pharmacy based on revenues with the acquisition of Accredo Health, Incorporated (“Accredo”) on August 18, 2005 (the “Accredo acquisition”). When we use the term “mail order”, we mean Medco’s mail-order pharmacy operations, as well as Accredo’s specialty pharmacy operations.

We have a large number of clients in each of the major industry categories, including Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. Our clients are generally entities that provide prescription drug benefits to their underlying membership, such as members of their plan or their employees. We have been an independent, publicly traded enterprise since we were spun off by Merck & Co., Inc. (“Merck”) on August 19, 2003 (the “spin-off”). From November 18, 1993 until the spin-off, we were a wholly-owned subsidiary of Merck. When we use “Medco,” “we,” “us” and “our”, we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries.

We operate in a competitive environment as clients and other payors seek to control the growth in the cost of providing prescription drug benefits. Prescription drug costs have risen considerably over the past several years, largely as a result of inflation on brand-name drugs and increases in the number of prescriptions used, driven in part by the introduction of new medicines from brand-name pharmaceutical and biopharmaceutical manufacturers. These prescription drug cost increases, known as drug trend, have garnered significant attention throughout the United States as they contribute to the rise in the national cost of healthcare. Our business model is designed to reduce this drug trend growth. We help manage drug trend primarily by obtaining competitive discounts and rebates from pharmaceutical manufacturers, securing discounts from retail pharmacies, applying our sophisticated utilization management programs and efficiently administering prescriptions dispensed through our mail-order pharmacies. We further contain costs through our generic substitution programs, which encourage the use of medically appropriate generic medicines that are significantly less expensive than brand-name equivalents.

Traditional prescription programs include the dispensing of pills primarily in capsule or tablet form. These medicines are produced by brand-name and generic pharmaceutical manufacturers, and are not as complicated to dispense or administer as specialty products. Specialty pharmacy drugs are generally manufactured by biopharmaceutical or biotechnology companies and tend to be more expensive than traditional prescriptions and can cost as much as several hundred thousand dollars per patient per year. These specialty drugs are often injectable and require special handling, temperature control, ancillary equipment, as well as a higher level of individualized patient care as compared to traditional prescriptions. Disease states treated by specialty drugs are often the most complex to manage, including, hemophilia, and autoimmune disorders, as examples.

In 2006 our mail-order pharmacies dispensed 89.0 million prescriptions, significantly greater than the number of mail-order prescriptions dispensed by the mail-order operations of our next largest PBM competitor. We believe that our ability to introduce innovations that consistently deliver high quality service while effectively managing drug costs for our clients and their members has made us a market leader.

The advanced technologies we have developed are instrumental to our ability to drive growth, improve service and reduce costs. Our technology platform is designed to seamlessly integrate prescription management at both mail order and retail with our client and member services. The cornerstone of our mail-order pharmacy technology is our single networked information technology platform, which connects prescription ordering functions at our prescription order processing pharmacies with our state-of-the-art automated dispensing pharmacies in Willingboro, New Jersey and Las Vegas, Nevada. At our call center pharmacies or our work-at-home locations, our experienced service representatives and consulting pharmacists use advanced technology to speed service and provide members with specialized prescription and health information. Our Internet and integrated voice-response phone technologies allow members to easily and quickly manage their prescription drug benefits — from enrolling in mail-order pharmacy service, to submitting a refill or renewal mail-order prescription for processing, tracking the status of a mail-order prescription, pricing a medication and locating in-network retail pharmacies in their area, along with other features.

Advanced imaging technology enables service representatives to access an online image of a member’s prescription to address a member’s needs more efficiently. Our data center links our mail-order pharmacy operations, including our call center pharmacies and work-at-home sites, our websites, and the retail pharmacies in our networks. The data center enables us to efficiently receive, process and administer claims and dispense prescription drugs with speed and accuracy. It also allows us to easily detect potential adverse drug events and alert the patients and prescribing physician of a potentially harmful drug interaction. We also have reliability and change management and implementation programs that help drive excellence in execution across our operations, reducing our time to market with new capabilities and increasing our ability to implement timely, error-free updates and deliver client-oriented solutions.

Our proprietary Internet solutions improve client and member service by facilitating prescription ordering and by providing important healthcare information and an efficient means of communication. We support distinct websites for clients, members and pharmacists that provide critical benefit information and interactive tools aimed at facilitating compliance with benefit plan goals and simplifying benefit administration. In 2006, we processed approximately 21 million prescription orders through our member website, a 13% increase from 2005.

Our innovative and flexible programs and services have enabled us to deliver effective drug trend management for our clients while, we believe, improving the quality of care for members. Our services focus on:

•

Offering the cost-saving and clinical advantages of mail order to our clients. Our clients benefit in the form of lower drug costs as a result of operating efficiencies yielded by our significant level of automation technology, the value from our scale in purchasing drugs at competitive discounts, and our ability to offer up to a 90-day supply of drugs as compared to a 30-day supply for most retail programs. Members benefit from the convenience of mail order, the greater days supply, and generally lower co-payment requirements.

•

Actively identifying opportunities to increase the use of lower-cost generic drugs as alternatives to brand-name medicines, particularly through mail order. Medco’s overall generic dispensing rate, which represents generic prescriptions as a percentage of total prescriptions, was 55.2% in 2006, compared to 51.5% in 2005 and 46.3% in 2004.

•

Enhancing formulary compliance through physician, client and member communications and education programs, including therapeutic brand-to-brand interchange programs. The use of multi-tiered co-payment and other cost-sharing payment structures, and the increased use of mail order further enhance formulary compliance. In addition, Medco has introduced a new web-based tool called My Rx Choices that provides members with a simplified and personalized menu of medication choices, starting with the lowest-cost medication alternative, including generics and preferred brand-name medications, based upon their personal drug benefit coverage. Higher levels of formulary compliance, combined with Medco’s overall scale, allow Medco to generate higher rebates on a per-prescription basis from brand-name pharmaceutical manufacturers. The majority of these rebates are currently shared with our clients, which contributes to client drug trend reduction.

•

Providing customized plan design. We also offer ongoing consulting services and model clinical and financial outcomes for clients based on a broad range of plan design and formulary choices. Our advanced information technologies allow Medco professionals to design with clients the plan structure that best meets the clients’ benefit cost objectives while providing an optimized benefit to members of the clients’ plans. These include

EXPERxT AdvisorTM, an automated tool that provides real-time plan design modeling capability for our clients, as well as RationalMed®, through which medical data is integrated to affect better overall health outcomes for patients. Recognizing the diverse plan design and administrative needs of different payors, we are organized into customer groups designed to collaborate with clients and ensure Medco provides solutions that satisfy the industry-specific needs of our clients and their respective membership.

•

Providing Medicare Part D products to our clients and to individual Medicare-eligible consumers nationwide by offering services in support of their Prescription Drug Program (“PDP”) or federal subsidy, as well as through our own PDP offering.

•

Effectively managing drug utilization, a key factor in controlling drug trend, through a wide range of trend management tools, including drug utilization review programs and rules governing the conditions under which drugs are covered, consistent with the requirements established by our clients. We also have clinically-based programs that identify particular categories of questionable drug claims based on rules that our clients use for coverage criteria. These rules have the potential to reduce unnecessary prescription use and monitor the potential for abuse.

•

Offering specialized therapy-based solutions designed to enhance safety, efficacy and cost savings through Medco’s Therapeutic Resource Centers, which provide members with access to highly trained pharmacists who specialize in their specific disease states.

In 2006, we administered approximately 553 million prescriptions; had net revenues in excess of $42 billion and net income of $630 million; and reported earnings before interest income/expense, taxes, depreciation and amortization, or EBITDA, of $1,470 million. These results reflect a pre-tax legal settlements charge of $162.6 million recorded in the first quarter, with a $99.9 million after-tax effect. The legal settlements charge reflected an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed federal legal matters. The settlement agreements for these three matters were signed and approved by the District Court on October 23, 2006. See Note 3, “Legal Settlements Charge,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Excluding the legal settlements charge, net income was $730 million, with EBITDA of $1,632 million. See Note 9 under Item 6, “Selected Financial Data” for a definition and calculation of EBITDA and EBITDA per adjusted prescription. Our net income is driven by our ability to generate favorable discounts on generic prescription drugs dispensed from our mail-order pharmacies; earn discounts and rebates on brand-name drugs; negotiate competitive client pricing, including rebate sharing terms, administrative fees and price discounts, as well as favorable retail pharmacy reimbursement rates; provide competitively-priced specialty pharmacy products and services; and provide services in a cost-efficient manner.

Business segment information is set forth in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.

Industry Overview

PBMs emerged in the 1980s, primarily to provide cost-effective drug distribution and claims processing for the healthcare industry. The PBM industry further evolved in response to the significant escalation of healthcare costs in the 1990s, as sponsors of benefit plans sought to more aggressively contain their costs. PBMs developed strategies to effectively influence both supply and demand. On the supply side, PBMs leverage their buying power to negotiate purchase discounts and rebates from manufacturers, discounts from distributors, and discounts from retail pharmacies. On the demand side, PBMs educate physicians on prescribing more cost-effective alternatives and apply various techniques to encourage members to make cost-effective choices, such as the use of less-expensive generic drugs and the more efficient mail-order channel.

Potential areas of growth for the PBM industry include increased participation in available programs and services by existing clients, with a particular focus on mail order and generics as a means of maintaining high quality care at lower costs. In addition, there is likely to be an increased focus on the dispensing of specialty drugs and increased participation in the Medicare Part D benefit. We believe there is an opportunity to substantially increase the use of mail-order pharmacies by patients who use maintenance medications to treat chronic medical conditions.

Prescription drug costs represent one of the most rapidly growing components of the cost of healthcare in the United States. We believe the key contributors to drug trend include drug price inflation, higher patient utilization, significant advances in pharmaceutical and biotechnology research and development, the introduction of product line extensions and direct-to-consumer marketing by manufacturers.

Increased availability and acceptance of generic medicines is a key element of programs to reduce drug trend. Generic substitution for drugs on which patents have expired is a significant and growing factor in reducing costs. We believe our ability to achieve significant generic substitution within a short period of time, particularly through our mail-order pharmacies, generally leads to an acceleration of generic adoption immediately following the end of a brand-name drug’s patent protection.

Business Strategy

Medco’s strategy for growth and profitability includes the following six main categories:

•

Generics: Optimizing the value of generics in light of significant brand-name patent expirations expected over the next several years, and continued development of programs designed to further drive down the cost of prescription healthcare.

•

Mail order: Maximizing the mail-order prescription opportunity currently embedded within the retail prescription base, as well as that from new and prospective clients, through enhanced communication and plan design.

•

Specialty pharmacy: Expanding further our specialty pharmacy model by providing new and creative services that reduce drug cost, simplify the administrative process and further enhance patient safety and convenience.

•

Net-new sales: Retaining existing clients and winning new clients through quality service, member engagement, leveraging technology and delivering new products and services, all of which provide value to our clients and members, and are critical to our business strategy.

•

Medicare Part D: Developing innovative and flexible approaches that assist our health plan and employer clients in successfully managing a range of opportunities available through the Medicare Part D program, and delivering high quality pharmaceutical benefits to patients.

•

Innovation: Executing a next-generation clinical strategy that is designed to establish a new benchmark for pharmacy healthcare by engaging members and modeling behaviors to improve clinical outcomes and reduce costs. This includes providing patients with chronic and complex conditions access to specialist pharmacists, who are trained in specific disease states and have access to integrated patient data to help achieve more positive clinical outcomes. Members will also have access to My Rx Choices, a member engagement program and enrollment tool that for the first time enables consumers to search for lower cost, clinically appropriate alternatives available within their specific benefit plan. Also, our strategy for growth and profitability includes furthering technological innovation, with a particular focus on mail order and Internet automation, and continuing to improve the level of service we provide, while maintaining the highest levels of safety and convenience in our mail-order services.

In order for our strategy to achieve maximum success, we must anticipate and respond to both the common and unique needs of our clients and other payors, and we must continue to deliver scalable yet flexible capabilities and solutions that are affordable for payors and profitable for us. This will include delivering high quality client and member service; leveraging our significant technology investments to drive growth; reducing costs; actively pursuing sources of growth from new clients and increasing the use of our value-added services, including our mail-order pharmacies; and making acquisitions, forming strategic alliances, and expanding into complementary, adjacent markets.

We believe our competitive advantages enable us to deliver enhanced service to clients and patients, and effectively manage drug trend. These advantages include our highly automated mail-order pharmacy capability; specialty pharmacy scale; our investments in other systems technologies including the Internet; our extensive value-added programs and services offerings; and the cost-saving potential from our comprehensive generic substitution programs.

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

Plan Design

Our client teams take a consultative approach to assisting clients in their development and implementation of plan designs that suit their specific needs. Each client has access to the skills of various Medco professionals, including experienced clinical, financial and information technology specialists. Each client’s success in achieving the business objectives of its specific pharmacy benefit strategy ultimately depends on the design of its benefit plan. These designs take into account formulary, pharmacy management, mail-order initiatives, specialty pharmacy, drug coverage and exclusion, cost-share options, and generic drug utilization initiatives. Integrating Medicare Part D considerations into plan designs is increasingly important to clients with Medicare-eligible members. Medco has designed innovative plan designs and consultative services to assist our clients in addressing this very complex government-funded program.

As an integral part of our consultative approach, our account teams use proprietary software tools that we have developed to model the effects of different plan designs based on historical data. One such tool is Medco’s EXPERxT AdvisorTM, which provides real-time plan design modeling capability for our clients. Clients can use the output from these models to judge the impact of specific plan design elements before they are implemented.

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

We have introduced a variety of innovative clinical programs. One of these is our proprietary RationalMed® service, an advanced patient safety program designed to improve patient care and lower total healthcare costs. RationalMed® analyzes patients’ available prescription, inpatient and outpatient medical and laboratory records to detect medication and other safety issues, and engage physicians and pharmacists in making appropriate changes in care. Clients who participate in RationalMed® can save money by reducing inappropriate and unsafe prescription use and avoiding unnecessary medical costs, including possible hospitalization. We offer RationalMed® to health plans and plan sponsors, regardless of whether they are clients of our PBM business.

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

Clinical Services, Specialty Pharmacy

Where appropriate, we work with the patient and the patient’s physician to implement the prescribed plan of care. Each patient is assigned to a team consisting of a pharmacist, a customer service representative and a reimbursement specialist, and with certain therapies, a registered nurse. Generally, each patient’s team members specialize only in that patient’s disease and work only with payors and providers in that patient’s geographic region. We assist patients and their families in coping with a variety of difficult and emotional social challenges presented by their diseases, and in some cases participate in patient advocacy organizations, assist in the formation of patient support groups, advocate legislation to advance patient interests and publish newsletters for our patients.

Pharmacy Management

One of the core features of our PBM services is the management of prescription claims.

Mail-Order Service. Our mail-order service is the industry’s largest in terms of the number of prescriptions dispensed. We dispensed approximately 89 million prescriptions in 2006 through our mail-order pharmacies. For maintenance medications, mail order typically reduces costs for clients as a result of Medco’s purchasing scale, increased generic dispensing and higher rebates through enhanced formulary compliance. Many members prefer mail order for maintenance medications because they can receive up to a 90-day supply instead of a 30-day supply as commonly dispensed by retail pharmacies, and members also benefit from generally lower co-payments at mail order and the convenience of receiving their prescriptions in the mail. Members can place first-fill, refill and renewal orders through the mail. In addition, members can access resources necessary for first-fill prescription orders and can place refill or renewal orders easily online through our member website or through our integrated voice-response phone system.

Our mail-order pharmacy operations consist of nine PBM mail-order pharmacies, are located in various states and dispense drugs throughout the United States. Prescription order processing activities are performed in six of the pharmacies, two engage in prescription order processing and mail-order dispensing, and one engages solely in mail-order dispensing activities. In our prescription order processing centers, our pharmacists focus on “front-end” pharmacy activities such as reviewing, recording and interpreting incoming prescriptions, screening for interactions based on each patient’s drug history and medical profile, resolving benefit and clinical issues with plan sponsors and physicians and then approving and routing the prescriptions to one of our three mail-order dispensing pharmacies. We also utilize image-based technology, which provides for quick access to prescription orders and promotes efficient processing through our distribution process protocols. In the three dispensing pharmacies, including our highly automated pharmacies in Willingboro, New Jersey and Las Vegas, Nevada, we focus on distribution processes such as prescription dispensing and pre-sorting for shipment to patients by mail or courier. All nine of our PBM mail-order pharmacies are electronically networked into our integrated systems platform. This approach to mail-order operations allows us to optimize the value of our professional pharmacist services to meet the needs of members and ensure faster and smoother service, as well as maximize the efficiency of the dispensing function.

Accredo Health Group provides an enhanced level of personalized service to patients taking specialty medicines. Accredo Health Group’s specialty pharmacy facilities are dedicated to the processing of specialty drug orders and the associated dispensing. Accredo Health Group’s specialty pharmacies typically dispense a 30- to 90-day supply of biopharmaceutical medications with ancillary supplies directly to the patient or the patient’s physician in packaging specially designed to maintain appropriate temperatures. The package typically contains all of the supplies required for administration in the patient’s home or in other alternate sites. Substantially all products are processed or shipped from four primary specialty pharmacy locations in Memphis, Tennessee; Nashville, Tennessee; Warrendale, Pennsylvania; and Columbus, Ohio. Accredo Health Group also maintains multiple satellite pharmacy locations across the United States. The products are primarily shipped via courier services.

Therapeutic Resource Centers. These centers are designed around the theory of population-based disease management, wherein we identify members with chronic diseases such as heart disease, diabetes, arthritis, high blood pressure, high cholesterol, dementia and chronic back pain, as well as members with complex diseases, which are multiple chronic conditions such as heart failure and diabetes, cancer, AIDS, and metabolic syndrome. We engage those members that spend the most in terms of healthcare dollars, both drugs and medical, to focus on the cost of healthcare, which is aligned with plan sponsor interests. Member engagement begins with consumer-driven incentives. Our technology allows us to route prescriptions tied to patients with specific diseases to specific centers of excellence. These Therapeutic Resource Centers provide members with access to highly trained pharmacists who specialize in their specific disease states.

Retail Pharmacy Networks. We have contractual relationships covering approximately 57,000 independent and chain retail pharmacies that have agreed to participate in one or more of our retail network options. A network offers members access to a choice of pharmacies while providing clients with cost savings through contracted discount rates that we negotiate with retail pharmacies. In general, these rates for brand-name drugs are at a discount to the average wholesale price of the drug, which is the current standard pricing unit used in the industry. In addition, we determine a maximum allowable cost for most generic drugs. Our retail pharmacy network agreements also include professional dispensing fees to be paid to the pharmacy. Clients generally select a retail pharmacy network based on the number and location of pharmacies in the network and the competitiveness of the discounts that the network offers. Pharmacies in a network also agree to follow our policies and procedures designed to enhance specific performance standards regarding patient safety and service levels. Pharmacies in the network benefit, in turn, from increased member traffic and sales.

Call Center Pharmacies. We operate five call center pharmacies, each of which is licensed as a pharmacy in the state in which it is located and is staffed by service representatives and pharmacists. Personnel at our call center pharmacies are available to answer questions and provide information and support to members 24 hours a day, seven days a week, for members using either our mail-order service or our retail pharmacy networks. Our call center pharmacies also provide information and services to physicians and pharmacists who service our clients’ members. We have, on a limited basis, outsourced some call handling capabilities to third-party vendors, including the management of inbound calls from retail pharmacies.

Reimbursement Services. With Accredo Health Group’s focus on specialty drugs to treat specific chronic diseases, significant expertise has been developed in managing reimbursement issues related to the patient’s condition and treatment program. Due to the long duration and high cost of therapy generally required to treat these chronic disorders, the availability of adequate health insurance is a continual concern for chronically ill patients. Generally, the payor, such as an insurance provider under a medical benefit, is contacted prior to each shipment to determine the patient’s health plan coverage and the portion of costs that the payor will reimburse. Reimbursement specialists review matters such as pre-authorization or other prior approval requirements, lifetime limits, pre-existing condition clauses, and the availability of special state programs. By identifying coverage limitations as part of an initial consultation, we can assist the patient in planning for alternate coverage, if necessary. From time to time, we negotiate with payors to facilitate or expand coverage for the chronic diseases we serve. In addition, we accept assignment of benefits from numerous payors, which substantially eliminates the claims submission process for most patients. Historically, drugs were primarily reimbursed by the patient’s health insurance plan through a medical benefit. This has evolved where, based on the type of drug dispensed, an increasing percentage of transactions are reimbursed through a prescription card benefit, which typically results in accelerated reimbursement.

Physician Services

Motivating physicians to prescribe more cost-effective medications is a key objective of a number of our initiatives, including our Physician Service Center, integrated generics strategy featuring our education and sampling programs, Physicians Practice Summary Program and e-Prescribing Connectivity Program.

We work closely with a variety of handheld and personal computer-based technology providers in recruiting new physician users. We also encourage the use of an open-access system to ensure that standardized solutions are available for varying physician office requirements. In 2001, we formed RxHub LLC with other PBMs. RxHub created a standardized electronic prescribing platform, enabling physicians to use electronic prescribing technology to link to pharmacies, PBMs and health plans.

Web-Based Services

We believe our web-based services are the most advanced and comprehensive in the PBM industry. Not only do we offer what we believe is the industry’s leading consumer website for members, we also offer sites for clients and retail pharmacists which provide interactive tools, such as My Rx Choices, aimed at improving compliance with plan goals, simplifying benefit administration, and providing critical benefit and medical information. My Rx Choices provides greater transparency and facilitates more informed patient/physician dialogue and leads to lower costs for our clients and their members.

Member-Oriented Web Services. Our member Internet capabilities are focused on keeping members informed about their prescription drug coverage while encouraging them to use safe, effective therapies that comply with their plan’s provisions. Our member website, which was the first Internet pharmacy site to be certified by the National Association of Boards of Pharmacy, processed approximately 21 million prescription orders in 2006. The site also handled over 64 million member service inquiries in 2006.

Client-Oriented Web Services. Our client website provides clients with online access to Medco’s proprietary tools for reporting, analyzing and modeling data, clinical- and decision-support, plan administration, including eligibility and claims reviews, the latest industry news, and easy submission and tracking of service requests. Clients who conduct their own member service can use our client website to update eligibility data and counsel members on all aspects of their pharmacy benefit, formularies, co-payments and coverage provisions, including the location of retail network pharmacies. Clients also have the ability to view detailed, consolidated claims for retail and mail-order service and issue prior-authorization approval. We can tailor access to the specific needs of different users involved in managing the pharmacy benefit within the client organization, limiting access to information only to authorized individuals.

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

Contractual Relationships

Our net revenues are principally derived from contracting with clients to provide prescription drugs to their members through our mail-order pharmacies and our networks of retail pharmacies. Our PBM client contracts provide that a client will pay for drugs dispensed to its members at specified discounts to average wholesale prices or other industry benchmarks, plus the applicable dispensing fee. Both the specified discounts to average wholesale prices and the applicable dispensing fee vary based on whether the drug dispensed is a brand-name drug, generic drug or a specialty drug, and whether the prescription is dispensed through mail-order or a retail pharmacy. Clients may also pay an administrative fee or other service fee for services we provide. These services comprise claims processing, eligibility management, benefits management, formulary compliance management, clinical and utilization management, pharmacy network management and other related services. Client contracts may also provide that we will share with clients a portion or all of the rebates received from pharmaceutical manufacturers.

Additionally, many of our contracts with clients contain provisions that guarantee the level of service we will provide to the client or the minimum level of rebates or discounts the client may receive. Many of our client contracts also include guaranteed cost savings. These clients may be entitled to performance penalties if we fail to meet a service or cost guarantee we provide to them. Clients that are party to these types of contracts represented, in aggregate, over 90% of our net revenues in 2006. Our clients are generally entitled to audit our compliance with their contracts.

Our product net revenues also include premiums associated with our Medicare Part D PDP product offering, which are based on our annual bid and related contractual arrangements with CMS. This product involves prescription dispensing for members covered under the CMS-sponsored Medicare Part D benefit. Commencing January 1, 2006, we began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage pursuant to two contracts by and between CMS and two of our insurance company subsidiaries.

Our contracts with pharmaceutical manufacturers provide us with rebates and fees for prescription drugs dispensed through our mail-order pharmacies and retail pharmacy networks, discounts for prescription drugs we purchase and dispense from our mail-order pharmacies, and performance-based fees associated with certain biopharmaceutical drugs. Rebates and fees are generally calculated as a percentage of the aggregate dollar value of a particular drug that we dispensed, based on the manufacturer’s published wholesale price for that drug. Rebates and fees are generally invoiced to the pharmaceutical manufacturer and paid to us on a quarterly basis.

Manufacturers also make performance-based or fee-for-service payments to Accredo Health Group for the provision of services beyond those typically provided by a dispensing pharmacy. The majority of this compensation relates to care provided to indigent patients, reimbursement services or certain compliance services.

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

Clients

We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the fiscal year ended December 30, 2006, our ten largest clients based on revenue accounted for approximately 47% of our net revenues, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $9,800 million, or 23%, of our net revenues. None of our other clients individually represented more than 10% of our net revenues in 2006, 2005 or 2004.

Mail-Order Inventory Suppliers

We maintain an extensive inventory in our mail-order pharmacies of brand-name, generic and specialty pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either directly from our primary wholesaler, AmerisourceBergen Corp., which accounted for approximately 52% of our 2006 drug purchases, or from manufacturers. Most of the purchases from the primary wholesaler were for brand-name pharmaceuticals. Specialty and generic pharmaceuticals are generally purchased directly from manufacturers. Except to the extent that brand-name drugs are available to the market exclusively through the manufacturer, we believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available.

Accredo also has supply agreements with biopharmaceutical manufacturers. In addition, Accredo’s supplier agreements generally provide that during the term of the agreements, it may not distribute any competing products, or it may be limited in the types of services that it can provide with regard to competing products. In addition, our agreements with certain biopharmaceutical manufacturers contain minimum purchasing volume commitments.

Competition

Competition in the PBM and specialty industries is intense. We compete primarily on the basis of our ability to design and administer innovative programs and services that provide a flexible, high quality, affordable prescription drug benefit management offering to our clients and their members. We believe the following factors are critical to our ongoing competitiveness:

•	Ability to differentiate ourselves in the marketplace through our innovative member engagement model, which includes our Therapeutic Resource Centers and My Rx Choices;

•	Ability to effectively provide innovative plan designs focused on the specific needs of clients, patients and other payors;

•	Capability and regional and national scale to provide a fully integrated prescription benefit model, including effective mail order, retail access, specialty pharmacy, and customer service;

•	Quality and breadth of clinical services designed to provide a high level of care and compliance;

•

Proven history in managing drug trend, including the ability to negotiate favorable financial discounts and rebates from pharmaceutical manufacturers and retail pharmacies, and the ability to shift prescription volume to lower cost generics;

•	Ability to effectively administer new programs, such as Medicare Part D;

•	Use of technology to deliver information and services to clients and members; and

•	Financial stability.

We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, managed care organizations, large retail chains, large retail stores with in-store pharmacy operations and Internet pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller companies in niche markets. Our competitors include Caremark Rx, Inc., Express Scripts, Inc., CIGNA Corporation, UnitedHealth Group, WellPoint Health Networks Inc., Aetna Inc., Walgreen Co., CVS Corporation, Wal-Mart Stores, Inc. and Humana Inc.

Consolidation within the PBM industry, as well as the acquisition of any of our competitors by larger companies, may lead to increased competition. On November 1, 2006, CVS Corporation and Caremark Rx, Inc. announced that they had entered into a definitive merger agreement. On December 18, 2006, Express Scripts, Inc. announced a competing, unsolicited offer to acquire Caremark Rx, Inc. At this time the outcome of the Caremark contest is uncertain and we are not yet in a position to assess whether either proposed combination, if consummated, would have an adverse effect on our business or results of operations. We believe, however, that our size and scale, and the absence of channel conflicts in our business model, will enable us to compete effectively regardless of the outcome.

Corporate Compliance and Government Regulation

Corporate Compliance and Ethics Program. We have always been committed to the highest levels of integrity in our business operations, insisting on ethical behavior and compliance with statutory, regulatory and other legal requirements. Medco’s Corporate Compliance and Ethics Program (“Compliance Program”) is designed to maintain a culture at Medco that promotes the prevention, detection and resolution of potential violations of law or Company policies. To achieve this goal, we are committed to an effective compliance and ethics program tailored to our business and working environment. The Compliance Program is dynamic, involving regular review and assessment to ensure that it is responsive to our changing business strategy and utilizes a broad risk management framework for planning and decision-making.

The Compliance Program supports a broad set of standards of business conduct designed to reduce the prospect of criminal and other improper conduct and to promote compliance with federal and state laws and regulations, including statutes, regulations and written directives of Medicare, Medicaid and all other federal and state programs in which we participate. These standards are embodied in our Code of Conduct, Conflict of Interest, Use and Disclosure of Individual Health Information and other key policies. These standards are delivered through our Standards of Business Conduct, which provide information about the Compliance Program and summarize key policies, and through training to employees and contingent workers regarding the specific rules, regulations, policies and procedures that must be followed. In addition, the Compliance Program encourages adherence to business unit and departmental procedures created to effect safe and efficient delivery of our products and services while operating our business within a compliant environment.

Our Compliance Program addresses the following elements of an effective compliance program:

•	Establishing and communicating compliance-related policies and procedures;

•	Creating a high-level structure to oversee and implement compliance efforts;

•	Educating and training employees and consultants;

•	Internal reporting mechanisms;

•	Regular monitoring and auditing;

•	Effective performance and disciplinary standards; and

•	Procedures for promptly responding to potential misconduct.

Governance and oversight responsibilities for our Compliance Program are assigned to our Audit Committee of the Board of Directors, along with our Corporate Compliance Committee and our Corporate Compliance Officer.

The Board of Directors, primarily through its Audit Committee, is responsible for ensuring that we maintain an effective compliance and ethics program. Periodic reporting procedures from the Compliance Officer and departmental compliance representatives assist the Board in meeting its governance and oversight responsibilities. The Compliance and Ethics Office shall maintain programs to insure an appropriate culture of ethics, assure that Corporate Compliance policies are distributed and readily available, develop and implement compliance training, and coordinate and support compliance auditing and monitoring.

Employees are encouraged to raise concerns about improper, illegal, or unethical conduct, as well as specific instances of non-compliance. Our Compliance and Ethics Office is an available resource, either directly or via the Compliance and Ethics Line, for all employees to report compliance concerns or to raise questions about any business practices. Other reporting mechanisms are available through the Accredo Compliance Office, the Medicare Compliance Office or the Privacy Office. Once raised, we will immediately review, investigate, and resolve all concerns about non-compliant behavior. Reports to these lines are reported through the Corporate Compliance Officer in a consolidated presentation to the Corporate Compliance Committee and the Audit Committee.

Government Regulation. Federal and state laws and regulations govern many aspects of our business. These laws and regulations apply to our administration of prescription drug benefits and our drug and health education programs and services. In addition, the activities of our mail-order pharmacies are regulated under federal and state laws applicable to the purchase, distribution and dispensing of prescription drugs. Many of our clients, including insurers and health management organizations, or HMOs, are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. We believe we are in substantial compliance with all existing legal and regulatory requirements material to the operation of our business. However, the application of complex standards to the operation of our business creates areas of uncertainty.

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

Our mail-order pharmacies deliver prescription drugs to the members of benefit plans sponsored by our clients in all 50 states. Many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy or similar regulatory body. We have registered in every state that requires registration for the services we provide. To the extent some of these states have specific requirements for out-of-state mail-order pharmacies that apply to us, we believe that we are in compliance with them. In addition, some states have proposed laws to regulate online pharmacies, and we may be subject to this legislation if it is passed.

Federal agencies further regulate our pharmacy operations. Pharmacies must register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA (Food and Drug Administration) inspects facilities in connection with procedures to effect recalls of prescription drugs. The FTC (Federal Trade Commission) requires mail-order sellers of goods to engage in truthful advertising and, generally, to stock a reasonable supply of the product to be sold, to fill mail orders within 30 days and to provide customers with refunds when appropriate. The U.S. Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations. The U.S. Postal Service historically has exercised this statutory authority only with respect to controlled substances. If the U.S. Postal Service restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restriction on drugs inserted in the stream of commerce. These regulations generally do not apply to the U.S. Postal Service and its operations.

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

Network Access Legislation. As part of our PBM services, we form and manage pharmacy networks by entering into contracts with retail pharmacies. A significant number of states have adopted legislation that may affect our ability to limit access to our retail pharmacy networks or to remove retail pharmacies from a network. This type of legislation, commonly known as “any willing provider” legislation, may require us or our clients to admit into our networks and retain any retail pharmacy willing to meet the price and other terms of our clients’ plans. To date, these statutes have not had a significant impact on our business. We will admit any licensed pharmacy that meets our network’s terms, conditions and credentialing criteria, including adequate insurance coverage and good standing with the relevant state regulatory authorities.

Proposals for Direct Regulation of PBMs. Legislation directly regulating PBM activities in a comprehensive manner has been introduced in a number of states. These legislative initiatives typically have the support of associations representing independent pharmacies. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. If enacted in a state in a form that is applicable to the operations we conduct there, this type of legislation could materially adversely impact us. Maine and the District of Columbia have each enacted a statute imposing fiduciary and disclosure obligations on PBMs.

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

The Ethics in Patient Referrals Law (Stark Law). Federal law prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid. Many states have adopted laws similar to the Stark Law which restrict the ability of physicians to refer patients to entities with which they have a financial relationship. The Stark Law and similar state statutes apply to our products and services, and we believe our relationships substantially comply with these laws. However, if our practices are found to violate the Stark Law or similar state statutes, we may be subject to sanctions or be required to alter or discontinue some of our practices.

Regulation of Financial Risk Plans. We own three insurance companies: Medco Containment Life Insurance Company (“Life”); Medco Containment Insurance Company of New York (“NY”); and Medco Containment Insurance Company of New Jersey. On a combined basis, these subsidiary insurance companies are licensed in 49 states and the District of Columbia and are subject to extensive regulatory requirements imposed under the insurance laws of the states in which they are domiciled, as well as those in which they have obtained licenses to transact insurance business. Commencing in 2006, the Life and NY companies have separately contracted with CMS for our Medicare Part D PDP offerings. This product involves charging member premiums for prescription dispensing covered under the CMS sponsored Medicare Part D benefit. We provide a standard drug benefit that represents either (i) the minimum level of benefits mandated by Congress, or (ii) enhanced coverage, on behalf of certain clients, which represents benefits in excess of the standard drug benefit in exchange for additional premiums.

Historically, a client would occasionally seek to limit their exposure in providing prescription drug benefits. In these instances, we would utilize our insurance company subsidiaries in providing “stop-loss” insurance to limit their risk under a fee-for-service drug plan. This activity was not material to our financial results.

Regulation Relating to Data Transmission and Confidentiality of Patient Identifiable Information. Dispensing of prescriptions and management of prescription drug benefits require the ability to utilize patient-specific information. Government regulation of the use of patient identifiable information has grown substantially over the past several years. At the federal level, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Department of Health and Human Services, or HHS, has adopted extensive regulation, governing the transmission, use and disclosure of health information by all participants in healthcare delivery, including physicians, hospitals, insurers and other payers. Additionally, regulation of the use of patient identifiable information is likely to increase. Many states have passed or are considering laws addressing the use and disclosure of health information. These proposals vary widely, some relating to only certain types of information, others to only certain uses, and yet others to only certain types of entities. These laws and regulations have a significant impact on our operations, products and services, and compliance with them is a major operational requirement. Regulations and legislation that severely restrict or prohibit our use of patient identifiable information could materially adversely affect our business.

HHS adopted Privacy Standards under HIPAA that require covered entities to make available certain rights to individuals, including the right to receive notice of privacy practices describing how their health information may be used or disclosed, the right to access a copy of health information maintained by the covered entity, the right to request amendment to such health information, the right to an accounting of certain disclosures of health information, and certain rights to request restrictions on how their health information may be used or disclosed. Additionally, the Privacy Standards specifically define permitted uses and disclosures of an individual’s health information, including for purposes of treatment, payment and healthcare operations, and generally require that a covered entity obtain valid written authorization from the individual for other uses and disclosures. The Privacy Standards require covered entities to establish administrative safeguards, including appointment of a privacy official, adoption of policies and practices to assure compliance with the HIPAA standards and to limit the use or disclosure of health information in many cases to the minimum amount necessary to accomplish an activity permitted by the Privacy Standards. Our pharmacy operations are covered entities which are directly subject to these requirements. In our role as a manager of the prescription benefit, we are a business associate of health plan clients which are covered entities subject to the Privacy Standards. We have invested considerable time and resources modifying and maintaining our systems, policies and procedures in order to comply with our obligations under the HIPAA regulations as a covered entity and maintaining capabilities to support compliance by health plan clients.

HHS adopted Security, National Employer Identifier, and Health Care Provider Identifier Standards under HIPAA with different compliance dates, which Medco continues to meet.

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

•

Industry Standards for PBM Functions. The National Committee on Quality Assurance, the American Accreditation Health Care Commission, known as URAC, the Joint Commission on Accreditation of Healthcare Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by PBMs, including mail order, formulary and drug utilization management. While the actions of these bodies do not have the force of law, PBMs and many clients for PBM services seek certification from them. These bodies may influence the federal government or states to adopt requirements or model acts that they promulgate. The federal government and some states incorporate accreditation standards of these bodies, as well as the standards of the National Association of Insurance Commissioners and the National Association of Boards of Pharmacy, into their drug utilization review regulation. Future initiatives of these bodies are uncertain, and resulting standards or legislation could impose restrictions on us or our clients in a manner that could significantly impact our business.

Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans. The federal Medicaid rebate statute mandates that manufacturers must provide rebates on all drugs purchased by the Medicaid program. Manufacturers of brand-name products must provide a rebate equivalent to the greater of (a) 15.1% of the “average manufacturer price,” or AMP, to wholesalers for products distributed to the retail class of trade and (b) the difference between AMP and the “best price” to customers other than the Medicaid program, with certain exceptions. Some manufacturers may see these policies as a disincentive to offering rebates or discounts to private purchasers, including the plans we represent.

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

Recently, the federal government has increased its focus on methods drug manufacturers employ to develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to many payment formulas, the use of Average Wholesale Price, or AWP, as a standard pricing unit throughout the industry, has been criticized as not accurately reflecting prices actually charged and paid at the wholesale or retail level. The Department of Justice is currently conducting, and the House Commerce Committee has conducted, an investigation into the use of AWP for federal program reimbursement, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs. These proposals and other legislative or regulatory adjustments that may be made to the program for reimbursement of drugs by Medicare and Medicaid, if implemented, could affect our ability to negotiate discounts with pharmaceutical manufacturers. In addition, they may affect our relationships with pharmacies and health plans. In some circumstances, they might also impact the reimbursement that we receive from managed care organizations that contract with government health programs to provide prescription drug benefits or otherwise elect to rely on the revised pricing information. Furthermore, private payers may choose to follow the government’s example and adopt different drug pricing bases. This could affect our ability to negotiate with plans, manufacturers and pharmacies regarding discounts and rebates.

Medicare Prescription Drug Benefit. On December 8, 2003, President Bush signed into law H.R. 1, the “Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (P.L. 108-173) (the “Act”). The Act offers far-reaching changes to the Medicare program, including changes to the Medicare Advantage (formerly Medicare+Choice) program, administrative and contracting reforms, changes to Medicare provider reimbursement, and the creation of a new type of health savings account. Most notably, the Act establishes a new Medicare Part D outpatient prescription drug benefit for over 40 million Americans who are eligible for Medicare, many of whom had no prescription drug benefits or accessed prescription drug benefits under Medicaid, and is the most significant change to healthcare coverage for senior citizens since the inception of Medicare nearly 40 years ago. Starting January 1, 2006, qualified beneficiaries, including senior citizens and disabled individuals, have had the opportunity to enroll in Medicare Part D.

On January 28, 2006, CMS issued final rules implementing the portions of the Act that relate to Prescription Drug Plans. We received CMS’ approval to participate in the Medicare Part D program as a national PDP sponsor. We have been supporting a significant number of Medco clients who have elected to continue to offer a prescription drug benefit to their Medicare-eligible members as primary coverage outside of the Medicare Part D benefit and receive a government subsidy. We also support our clients with their Medicare Advantage programs that now include the Medicare Part D benefit, and with their PDP programs as the pharmacy benefit manager; for these product options, Medco has developed the appropriate corporate governance structure and programs to support the detailed requirements of the Medicare laws and regulations, including a Medicare Compliance Office that oversees the Medicare Part D compliance and Fraud Waste and Abuse (“FWA”) program, and a Medicare Policy Committee. The Medicare Compliance and FWA Plan is designed to monitor all aspects of Medicare Part D activities and measure compliance-related performance in accordance with CMS guidelines, including issuance of corrective actions as necessary. CMS has issued final “Part D Program to Control Fraud Waste and Abuse” guidance. Medco’s Medicare Part D compliance program has been developed so as to reflect the new requirements and fully integrate FWA-related components, in accordance with the final guidance.

State Prescription Drug Assistance Programs. Many states have expanded state prescription drug assistance programs to increase access to drugs by those currently without coverage and/or supplement the Medicare Part D benefit of those with coverage to offer options for a seamless benefit. In accordance with applicable CMS requirements, we have entered into agreements with a number of state prescription drug assistance programs and collaborated to coordinate benefits with Medicare Part D plans. This endeavor supports the coordination of benefits of our clients’ Medicare Part D offerings.

Federal Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Finally, civil monetary penalties may be assessed for many types of conduct, including conduct that is outlined in the statutes above and other federal statutes in this section.

Prompt Pay Regulations. Many states have adopted prompt pay regulations that require health plans to pay or deny claims within a certain timeframe. These laws apply to insurers and/or HMOs. Medco currently pays pharmacies on an established two-week cycle basis as defined in the Participating Pharmacy Agreement. Pharmacies receive payment within 26 days for 100 percent of successful point-of-sale (POS) claims processed in a two-week cycle. Medco has a capability for off-cycle payment to pharmacy providers due to prompt pay laws which accommodates those clients who desire payment more often than the established two-week cycle.

Drug Importation. In the face of escalating costs for plan sponsors providing a prescription drug benefit for their employees, and uninsured individuals seeking to lower their drug costs, the issue of importing drugs from Canada or other foreign countries has received significant attention. Drug importation, sometimes called drug re-importation, occurs when prescription medicines from other countries are imported for personal use or commercial distribution. Our clients have expressed interest in the potential of drug importation to reduce their drug benefit costs. Individual importation activities are generally prohibited under U.S. law, and the FDA has issued warnings and safety alerts to a number of entities seeking to promote or facilitate systematic importation activities. However, there has been considerable legislative and political activity seeking to change the FDA requirements to enable drug importation, and we are evaluating appropriate actions if such legislation were to be enacted.

Health Management Services Regulation. All states regulate the practice of medicine and the practice of nursing. We believe our nurses in our specialty pharmacy business are properly licensed in the state in which they practice. We believe that the activities undertaken by specialty pharmacy nurses comply with all applicable laws or rules governing the practice of nursing or medicine. However, a federal or state regulatory authority may assert that some services provided by a PBM constitute the practice of medicine or the practice of nursing and are therefore subject to federal and state laws and regulations applicable to the practice of medicine and/or the practice of nursing.

Employees

As of December 30, 2006, we had approximately 15,200 full-time employees and approximately 500 part-time employees. Approximately 40% of our employees are represented by labor organizations. None of Accredo’s employees are represented by a labor union. Collective bargaining agreements covering these employees expire at various dates through December 2009. Specifically, approximately 5,000 employees at our facilities in Florida, Nevada, New Jersey, Ohio, Pennsylvania, Texas and Washington are subject to collective bargaining with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO (American Federation of Labor – Congress of Industrial Organizations); approximately 600 employees at our Nevada call center and New Jersey claims processing and card production facilities are covered by collective bargaining agreements with the Retail, Wholesale and Department Store Union, U.F.C.W. (United Food and Commercial Workers); approximately 300 pharmacists at our Columbus, Ohio pharmacy facility are represented by the Association of Managed Care Pharmacists; approximately 250 pharmacists at our Willingboro, New Jersey and Las Vegas, Nevada pharmacies are represented by the Guild for Professional Pharmacists; and approximately 100 maintenance and quality response technicians at our Willingboro, New Jersey pharmacy are represented by the International Union of Operating Engineers, AFL-CIO. We consider our relations with our employees and their unions to be good.

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

Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients.

Competition in the PBM industry is intense. We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, managed care organizations, large retail chains, large retail stores with in-store pharmacy operations and Internet pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller companies in niche markets. Our competitors include Caremark Rx, Inc., Express Scripts, Inc., CIGNA Corporation, UnitedHealth Group, WellPoint Health Networks Inc., Aetna Inc., Walgreen Co., CVS Corporation, Wal-Mart Stores, Inc. and Humana Inc.

We compete based on innovation and service, as well as on price. To attract new clients and retain existing clients, we must continually develop new products and services to assist clients in managing their pharmacy benefit programs. We may not be able to develop innovative products and services, including new Medicare Part D offerings, which are attractive to clients. Moreover, although we need to continue to expend significant resources to develop or acquire new products and services in the future, we may not be able to do so. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to market our PBM services to clients successfully at our current levels of profitability.

Consolidation within the PBM industry, as well as the acquisition of any of our competitors by larger companies, may lead to increased competition. On November 1, 2006, CVS Corporation and Caremark Rx, Inc. announced that they had entered into a definitive merger agreement. On December 18, 2006, Express Scripts, Inc. announced a competing, unsolicited offer to acquire Caremark Rx, Inc. At this time the outcome of the Caremark contest is uncertain and we are not yet in a position to assess whether either proposed combination, if consummated, would have an adverse effect on our business or results of operations.

Failure to retain key clients could result in significantly decreased revenues and could harm our profitability.

Our largest client, UnitedHealth Group, represented approximately $9,800 million, or 23%, of our net revenues during 2006. Our current agreement with UnitedHealth Group has an initial term ending December 31, 2009 and, at UnitedHealth Group’s option, may be extended for two additional years ending December 31, 2011. Although none of our other clients individually represented more than 10% of our net revenues in 2006, our top 10 clients as of December 30, 2006, including UnitedHealth Group, represented approximately 47% of our net revenues during 2006.

Our larger clients frequently distribute requests for proposals and seek bids from other PBM providers, as well as us, before their contracts with us expire. In addition, a client that is involved in a merger or other business combination with a company that is not a client may not renew, and in some instances may terminate, its PBM contract with us.

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

We have contractual relationships with pharmaceutical manufacturers that provide us with purchase discounts on drugs dispensed from our mail-order pharmacies and rebates on brand-name prescription drugs dispensed through mail order and retail. These discounts and rebates are generally passed on to clients in the form of steeper price discounts and rebate pass-backs. Manufacturer rebates often depend on our ability to meet contractual market share or other requirements. Pharmaceutical manufacturers have also increasingly made rebate payments dependent upon our agreement to include a broad array of their products in our formularies.

Competitive pressures in the PBM industry have also caused us and many other PBMs to share with clients a larger portion of the rebates received from pharmaceutical manufacturers and to increase the discounts offered to clients.

Changes in existing federal or state laws or regulations or in their interpretation by courts and agencies or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, as well as some of the formulary and other services we provide to pharmaceutical manufacturers, could also reduce the discounts or rebates we receive and adversely impact our business, financial condition, liquidity and operating results.

If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations.

We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our mail-order pharmacies and our ability to participate in federal and state healthcare programs. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations. Although we believe that we are substantially compliant with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability.

During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including prescription drug costs, are underway at the federal and state government levels. Congress frequently considers proposals to reform the U.S. healthcare system. These proposals may increase governmental involvement in healthcare and PBM services and may otherwise change the way our clients conduct business. Healthcare organizations may react to these proposals and the uncertainty surrounding them by reducing or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers.

In addition, both Congress and state legislatures are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could limit our business practices and impair our ability to serve our clients.

Failure to execute our Medicare Part D prescription drug benefits strategy could adversely impact our business and financial results.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) offers far-reaching changes to the Medicare program, including changes to the Medicare Advantage (formerly Medicare+Choice) program, administrative and contracting reforms, changes to Medicare provider reimbursement, and the creation of a new type of health savings account.

The Medicare Part D prescription benefit could have the effect of rendering existing pharmacy benefit plans less valuable to beneficiaries and reduce the total market for PBM services. In addition, some of our clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the Medicare Part D benefit may outweigh any opportunities for new business generated by the new benefit. We are not yet able to assess the long-term impact that Medicare Part D will have on our clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members. Although we have been approved by CMS as a national Medicare Part D prescription drug plan sponsor, we are not yet in a position to predict the long-term impact of such participation on our business, financial condition or results of operations.

Our agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require us to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to any willing pharmacy; (vii) provide emergency out-of-network coverage; and (viii) adopt a comprehensive Medicare and Fraud, Waste and Abuse compliance program. Any contractual or regulatory non-compliance on our part could entail significant sanctions and monetary penalties.

The growth of our Medicare Part D business is an important component of our business strategy and, accordingly, we have made substantial investments in the service personnel and technology necessary to administer that business. Any failure to achieve growth in our Medicare Part D business may have an adverse effect on our financial position, results of operations or cash flows.

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

Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results.

We are party to various legal proceedings and are subject to material litigation risks. The material legal proceedings to which Medco is a party are described in detail in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Although we believe we have meritorious defenses in each of the matters described in Item 3 below, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

We are subject to a corporate integrity agreement.

As part of a civil settlement with the U.S. Department of Justice and other federal government agencies, Medco entered into a five-year corporate integrity agreement with the U.S. Department of Health and Human Services Office of Inspector General and the U.S. Office of Personnel Management Office of Inspector General. The corporate integrity agreement provides for, among other things, that Medco continue to have a Compliance Officer, a Compliance Committee, a Code of Conduct that is disseminated to employees, a toll-free number for employees to report potential violations of Covered Federal Program requirements, written policies and procedures (including the establishment of new databases), regular training for all employees with regard to Medco’s Code of Conduct, and various auditing programs. Failure to comply with the obligations of the corporate integrity agreement could result in debarment from participation in certain federal business arrangements, financial penalties and damage to Medco’s reputation.

Legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable medical information could limit our ability to use information that is critical to the operation of our business.

Many of our products and services rely on our ability to use patient identifiable information in various ways. In addition to electronically reviewing hundreds of millions of prescriptions each year, we collect and process confidential information through many of our programs and alliances, including RationalMed® and point-of-care initiatives. There is currently substantial regulation at the federal and state levels addressing the use and disclosure of patient identifiable medical and other information. Sanctions for failing to comply with standards issued pursuant to state or federal statutes or regulations include criminal penalties and civil sanctions. See Item 1, “Business—Government Regulation” above. These and future regulations and legislation that severely restrict or prohibit our use of patient identifiable medical and other information could limit our ability to use information that is critical to the operation of our business. If we violate a patient’s privacy or are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for significant damages, fines or penalties.

Our specialty pharmacy business is highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or increase our revenues.

We derive a substantial percentage of our specialty pharmacy segment revenue and profitability from our relationships with Biogen Idec, Inc., Genzyme Corporation, GlaxoSmithKline, Inc., MedImmune, Inc., Genentech, Inc. and Baxter Healthcare Corporation. The majority of the IVIG (intravenous immunoglobulin) and blood clotting factor products dispensed through our specialty pharmacy business were purchased from Baxter Healthcare Corporation.

Our agreements with these suppliers are short-term and cancelable by either party without cause on 60 to 365 days prior notice. These agreements also generally limit our ability to distribute competing drugs, or provide services related to competing drugs, during and, in some cases, after the term of the agreement, while allowing the supplier to distribute through channels other than us. Further, these agreements provide that pricing and other terms of these relationships be periodically adjusted for changing market conditions or required service levels. Any termination or modification to any of these relationships could have an adverse effect on a portion of our business, financial condition and results of operations.

Our ability to grow our specialty pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients.

The Accredo Health Incorporated component of our specialty pharmacy segment has 28 primary products. It focuses almost exclusively on a limited number of complex and expensive drugs that serve small patient populations.

Due to the limited patient populations that use the drugs that our specialty pharmacy business handles, our future growth is dependent on expanding our base of drugs. Further, a loss of patient base or reduction in demand for any reason of the drugs we currently handle could have a material adverse effect on a significant portion of our specialty pharmacy business, financial condition and results of operations.

Our specialty pharmacy business and Medicare Part D offerings expose us to increased credit risk.

A portion of our specialty pharmacy business is funded through medical benefit coverage, the majority of which is provided by private insurers. These specialty pharmacy claims are generally for very high-priced medicines, and collection of payments from insurance companies, members and other payors generally takes substantially longer than for those claims administered through a PBM benefit. Because of the high cost of these claims, and the nature of the medical benefit coverage determination process, these accounts receivable are characterized by higher risk in collecting the full amounts due.

Our Medicare Part D offering requires premium payments from members for the ongoing benefit, as well as amounts due from CMS, such as in the case of recorded receivables generated from risk corridor calculations. Due to the demographics of the consumers covered under the program and the complexity of the calculations for amounts due from CMS, these accounts receivable are subject to realization risk in excess of what is experienced in the core PBM business.

As a result of these risks, we may be required to record bad debt expenses that may impact results of operations and liquidity.

Changes in industry pricing benchmarks could adversely affect our financial performance.

Contracts in the prescription drug industry generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price, which is referred to as “AWP,” average selling price, which is referred to as “ASP,” and wholesale acquisition cost, which is referred to as “WAC.” Most of Medco’s PBM client contracts currently utilize the AWP standard.

Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Specifically, in the proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., a civil class action case brought against McKesson Corporation and First DataBank (“FDB”), which is one of several companies that report data on prescription drug prices, FDB has agreed to reduce the reported AWP of certain drugs by four percent at a future time as contemplated by the settlement. At this time, the proposed settlement has not received final court approval. Over 90% of Medco’s client contracts contain terms that Medco believes will enable it to mitigate any adverse effect of this proposed reduction in FDB’s reported AWP. However, the long-term effect of the proposed settlement cannot be precisely predicted.

At least one Medicaid program has adopted, and other Medicaid programs, some states and some commercial payors may adopt, those aspects of the MMA that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of average selling price in lieu of average wholesale price as the measure for determining reimbursement by state Medicaid programs for the drugs sold in our specialty pharmacy business could materially reduce the revenue and gross margins of the specialty business.

The terms and covenants relating to our existing indebtedness could adversely impact our financial performance.

Like other companies that incur debt, we are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. Our credit facility, accounts receivable financing facility and the indenture governing our senior notes contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including a total debt-to-EBITDA ratio and debt service coverage ratios. Our continued ability to borrow under our credit facility and accounts receivable financing facility is subject to our compliance with such financial and other covenants. If we fail to satisfy these covenants, we would be in default under the credit facility, accounts receivable financing facility and/or indenture, and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

As of December 30, 2006, we had outstanding borrowings of approximately $981 million bearing interest at variable rates. Increases in interest rates on variable rate indebtedness would increase our interest expense and could adversely affect our results of operations.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if products are withdrawn from the market or if increased safety risk profiles of specific drugs result in utilization decreases.

We dispense significant volumes of brand-name and generic drugs from our mail-order pharmacies and through our network of retail pharmacies. These volumes are the basis for our net revenues and profitability. When increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.

We may be subject to liability claims for damages and other expenses that are not covered by insurance.

Our product and professional liability insurance policies are expected to cover individual claims of up to $75 million. Because of the difficulty in obtaining, as well as the high cost of commercial insurance coverage, our retained liability has been established at levels that require certain self-insurance reserves to cover potential claims. We currently process any claims that are included in self-insured retention levels through a captive insurance company. A successful product or professional liability claim in excess of our insurance coverage could harm our financial condition and results of operations. We believe that the claims described in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are unlikely to be covered by insurance.

The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure.

We are dependent on our infrastructure, including our information systems, for many aspects of our business operations. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data. Our business and operations may be harmed if we do not maintain our business processes and information systems, and the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, failure to protect such information or mitigate any such breaches may adversely affect our operations. Malfunctions in our business processes, breaches of our information systems or the failure to maintain effective and up-to-date information systems could disrupt our business operations, result in customer and member disputes, damage our reputation, expose us to risk of loss or litigation, result in regulatory violations, increase administrative expenses or lead to other adverse consequences.

Currently, our automated pharmacies in Willingboro, New Jersey and Las Vegas, Nevada together dispense over 90% of our mail-order prescriptions. Our data center, located in Fair Lawn, New Jersey, provides primary support for all applications and systems required for our business operations, including our integrated prescription claims processing, billing, communications and mail-order systems. These facilities depend on local infrastructure and on the uninterrupted operation of our computerized dispensing systems and our electronic data processing systems. Significant disruptions at any of these facilities due to failure of our technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or malice or some other catastrophic event could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate, our ability to process and dispense prescriptions and provide products and services to our clients and members.

We could be required to record a material non-cash charge to income if our recorded intangible assets are impaired, or if we shorten intangible asset useful lives.

We have over $2.5 billion of recorded intangible assets, net, on our consolidated balance sheet as of December 30, 2006. Our intangible assets primarily represent the value of client relationships that was recorded upon our acquisition in 1993 by Merck and, for our specialty pharmacy business, intangible assets recorded from our acquisition of Accredo.

Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients or biopharmaceutical manufacturer contracts. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our statement of income in the amount the carrying value of these assets exceeds the discounted expected future cash flows. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated statement of income. An intangible asset impairment charge, or a reduction of amortization lives, could have an adverse effect on our results of operations.

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

Additionally, as a result of our ownership of insurance companies, a third party attempting to effect a change of control of our company may be required to obtain approval from the applicable state insurance regulatory officials. The need for this approval may discourage third parties from making a bid for our company or make it more difficult for a third party to acquire our company, which may adversely affect the price of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own or lease 106 facilities throughout the United States. We believe our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our existing facilities contain an aggregate of approximately 3,000,000 square feet. Our corporate headquarters office is located in Franklin Lakes, New Jersey and accommodates our executive and corporate functions.

Our mail-order pharmacy operations, which consist of nine PBM mail-order pharmacies, are located in various states and dispense drugs throughout the United States. Prescription order processing activities are performed in six of the pharmacies, two engage in prescription order processing and mail-order dispensing, and one engages solely in mail-order dispensing activities. We also have three main specialty pharmacy distribution pharmacies and 35 satellite specialty pharmacies. In our prescription processing pharmacies, we receive and record prescriptions including the use of imaging technologies, conduct clinical reviews, contact physicians to resolve any questions and then approve and route the prescriptions to one of our three mail-order dispensing pharmacies. In the three dispensing pharmacies, two of which are our automated pharmacies in Willingboro, New Jersey and Las Vegas, Nevada, we dispense the medication and then pre-sort for shipment to members by mail or courier. We also operate five call center pharmacies with access 24 hours a day, seven days a week to respond to calls from our clients, their members, retail pharmacists and physicians.

The following table provides summary information on our principal facilities with square feet in excess of 50,000:

Location	Owned/ Leased	Approximate Square Footage	Type
Franklin Lakes, NJ	Owned	652,000	Corporate headquarters
Willingboro, NJ	Owned	271,000	Automated dispensing pharmacy
Memphis, TN	Leased	234,000	Accredo headquarters, including a specialty pharmacy, data center and claims processing operations
Las Vegas, NV	Owned	215,000	Prescription processing pharmacy, automated dispensing pharmacy
Tampa, FL	Leased	143,000	Prescription processing pharmacy
Columbus, OH	Owned	135,000	Dispensing pharmacy
Tampa, FL	Leased	124,000	Call center pharmacy
Fairfield, OH	Owned	100,000	Prescription processing pharmacy
Dublin, OH	Leased	92,000	Call center pharmacy
Fort Worth, TX	Leased	83,000	Prescription processing pharmacy
Fair Lawn, NJ	Leased	77,000	Data center
Irving, TX	Leased	62,000	Call center pharmacy
Waukesha, WI	Leased	52,000	Sales and account management office

Insurance

We maintain insurance coverage with such deductibles and self-insurance that management considers adequate for our needs under current circumstances, including product and professional liability coverage of $75 million per individual claim. Such coverage reflects market conditions (including cost and availability) existing at the time coverage is written. Because of the difficulty in obtaining, as well as the high cost of commercial insurance coverage, our retained liability has been established at levels that require certain self-insurance reserves to cover potential claims. We currently process any claims that are included in self-insured retention levels through a captive insurance company. Our PBM operations, including, for example, the dispensing of prescription drugs by our mail-order pharmacies, may subject us to litigation and liability for damages. Historically, we have not had any product or professional liability claims that have exceeded our insurance coverage amount, and any claims have not been material. We believe that our insurance coverage protection for these types of claims is adequate. However, we might not be able to maintain our professional and general liability insurance coverage in the future, and insurance coverage might not be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect on our financial condition and results of operations. We believe that most of the claims described in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are unlikely to be covered by insurance. See Part I, Item 1A, Risk Factors—Risks Relating to Our Business—”We may be subject to liability claims for damages and other expenses that are not covered by insurance.”

Item 3.	Lega l Proceedings.

A description of certain legal proceedings to which we are a party is contained in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PA RT II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol MHS. The following table sets forth the range of high and low common stock market prices for fiscal years 2006 and 2005:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2006
High	$60.64	$64.13	$57.88	$60.64
Low	$47.08	$56.13	$50.10	$52.00

2005
High	$57.95	$55.00	$55.00	$48.72
Low	$46.40	$47.25	$47.47	$40.15

On February 20, 2007, the closing market price of our common stock on the NYSE was $61.59.

Holders

On February 20, 2007, there were 102,120 shareholders of record.

Dividend Policy

The Company currently does not pay dividends and does not plan to pay dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information relating to compensation plans under which equity securities of the Registrant are authorized for issuance that is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Share Repurchase Program

On February 21, 2007, the Company announced that its Board of Directors had authorized the expansion of the Company’s share repurchase plan by an incremental $3 billion to be repurchased through December 31, 2008 bringing the amount authorized under such repurchase plan to a cumulative total of $5.5 billion. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006. The Company’s Board of Directors periodically reviews the program and approves trading parameters.

The following is a summary of the Company’s share repurchase activity for the three months ended December 30, 2006:

Issuer Purchases of Equity Securities

Fiscal Period	Shares purchased	Average price paid per share(1)	Total number of shares purchased as part of a publicly announced program since inception(2)	Approximate maximum dollar value of shares that may yet be purchased under the program(3) (in thousands)
Balances at September 30, 2006			22,822,420	$4,267,535

Fiscal October 2006	1,148,635	$57.75	1,148,635	$4,201,197
Fiscal November 2006	3,093,624	$51.06	3,093,624	$4,043,231
Fiscal December 2006	1,983,800	$49.77	1,983,800	$3,944,489

Fourth quarter 2006 totals	6,226,059	$51.89	6,226,059

(1)

Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended December 30, 2006. The average price paid per share for repurchases initiated since inception is $53.55.

(2)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced share repurchase program.
(3)	The amounts in the table above reflect the remaining authorized purchases based on the increase in the authorized repurchases.

During fiscal year 2006, the Company repurchased under the plan approximately 21.3 million shares at a cost of approximately $1.1 billion. Inception-to-date repurchases through December 30, 2006 under this program total approximately 29.0 million shares at a cost of approximately $1.6 billion.

In January 2007, the Company repurchased approximately 0.7 million shares at an average price per share of approximately $55.28. As of February 21, 2007, the Company could spend approximately $3.9 billion for future additional share repurchases under the plan.

During the fiscal year ended December 30, 2006, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

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

As of and for Fiscal Years Ended	December 30, 2006(1)	December 31, 2005(2) (3)	December 25, 2004	December 27, 2003	December 28, 2002
Consolidated statement of income data:
Total product net revenues(4)	$42,022.6	$37,455.0	$35,024.4	$33,913.1	$32,573.0
Total service net revenues	521.1	415.9	327.5	351.4	385.5

Total net revenues(4)	42,543.7	37,870.9	35,351.9	34,264.5	32,958.5

Cost of revenues:
Cost of product net revenues(4)	40,012.5	35,827.8	33,496.6	32,552.7	31,483.9
Cost of service revenues	125.8	100.2	132.8	189.7	173.8

Total cost of revenues(4)	40,138.3	35,928.0	33,629.4	32,742.4	31,657.7
Selling, general and administrative expenses	1,109.2	757.6	676.4	686.4	587.7
Amortization of intangibles	218.5	192.5	179.9	94.3	84.9
Interest and other (income) expense, net	65.9	39.9	59.9	12.7	7.9

Total cost of operations	41,531.9	36,918.0	34,545.6	33,535.8	32,338.2

Income before provision for income taxes	1,011.8	952.9	806.3	728.7	620.3
Provision for income taxes	381.6	350.9	324.7	302.9	258.7

Net income	$630.2	$602.0	$481.6	$425.8	$361.6

Earnings per share data:(5)
Basic earnings per share	$2.12	$2.09	$1.77	$1.58	$1.34
Shares used in computing basic earnings per share	297.2	288.1	271.9	270.1	270.0
Diluted earnings per share	$2.09	$2.05	$1.75	$1.57	$1.34
Shares used in computing diluted earnings per share	301.6	293.5	274.7	270.8	270.0

Consolidated balance sheet data:
Working capital(6)	$1,028.2	$1,300.1	$1,675.9	$1,155.0	$1,171.5
Goodwill	$5,108.7	$5,152.3	$3,310.2	$3,310.2	$3,310.2
Intangible assets, net	$2,523.1	$2,741.6	$2,140.6	$2,320.5	$2,414.8
Total assets(7)	$14,388.1	$14,447.7	$11,113.2	$11,044.6	$10,545.6
Total debt(8)	$1,266.7	$1,469.4	$1,192.9	$1,396.1	$–
Deferred tax liabilities	$1,161.3	$1,213.8	$1,030.2	$1,177.5	$1,197.7
Total noncurrent liabilities	$2,057.8	$2,218.0	$2,177.6	$2,577.7	$1,232.0
Total stockholders’ equity	$7,503.5	$7,724.2	$5,719.4	$5,080.0	$6,635.6

Supplemental information:
EBITDA(9)	$1,469.8	$1,350.3	$1,243.7	$1,035.7	$885.6
EBITDA per adjusted prescription(9)	$2.01	$1.89	$1.83	$1.50	$1.24
Net cash provided by operating activities	$1,241.0	$1,040.8	$711.5	$1,123.9	$470.3
Net cash used by investing activities	$(155.5)	$(1,186.3)	$(101.9)	$(119.1)	$(240.4)
Net cash used by financing activities	$(1,155.2)	$(111.8)	$(102.6)	$(380.7)	$(231.8)
Prescriptions administered	553.4	540.1	502.9	532.0	548.2
Retail	464.4	452.8	415.2	453.9	466.5
Mail-order	89.0	87.3	87.7	78.1	81.7
Adjusted prescriptions(10)	729.9	714.1	678.3	688.2	711.6
Adjusted mail-order penetration(11)	36.4%	36.6%	38.8%	34.0%	34.4%
Overall generic dispensing rate	55.2%	51.5%	46.3%	43.8%	40.5%
Retail generic dispensing rate	57.2%	53.3%	48.1%	45.2%	41.8%
Mail-order generic dispensing rate	44.8%	41.7%	37.9%	36.0%	33.4%

Notes to Selected Financial Data:

(1)

The consolidated statement of income data for 2006 includes a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006, with a $99.9 million after-tax effect, or $0.33 per diluted share. This charge reflected an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed federal legal matters. The settlement agreements for these three matters were signed and approved by the District Court on October 23, 2006.

(2)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.
(3)

The consolidated statement of income data for 2005 includes the results of operations of Accredo Health, Incorporated (“Accredo”) commencing August 18, 2005, the date of acquisition, and for the subsequent periods.

(4)	Includes retail co-payments of $7,394 for 2006, $7,436 for 2005, $6,773 for 2004, $6,850 for 2003 and $6,457 for 2002.
(5)

In May 2002, we converted from a limited liability company wholly-owned by Merck to a corporation, then wholly-owned by Merck, and issued 270,000,000 shares of $0.01 par value common stock. The financial information for fiscal year 2002 reflects this transaction as if it had occurred as of the beginning of fiscal year 2001.

(6)	Calculated as current assets less current liabilities.
(7)

The total assets as of the end of fiscal years 2005, 2004, 2003 and 2002 have been modified to reflect a revision of certain components of accounts receivable, net. See Note 2,”Summary of Significant Accounting Policies—Financial Statement Revision,” to our consolidated financial statements included in this Annual Report on Form 10-K.

(8)	We had no debt outstanding prior to August 12, 2003.
(9)

EBITDA consists of earnings before interest income/expense, taxes, depreciation and amortization. We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of our reported net income are significant components of our consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the 2006 EBITDA excluding the legal settlements charge recorded in the first quarter of 2006, as this is not considered an indicator of our ongoing performance.

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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

For Fiscal Years Ended	December 30, 2006		December 31, 2005(a) (b)		December 25, 2004		December 27, 2003		December 28, 2002
Net income	$630.2		$602.0		$481.6		$425.8		$361.6
Add (deduct):

Interest and other (income) expense, net	65.9		39.9		59.9		23.7	(c)	7.9	(d)
Provision for income taxes	381.6	(e)	350.9	(e)	324.7		302.9		258.7
Depreciation expense	173.6		165.0		197.6	(f)	189.0	(f)	172.5
Amortization expense	218.5		192.5		179.9		94.3		84.9

EBITDA	$1,469.8		$1,350.3		$1,243.7		$1,035.7		$885.6
Legal settlements charge	162.6	(g)	—		—		—		—

EBITDA, excluding legal settlements charge	$1,632.4		$1,350.3		$1,243.7		$1,035.7		$885.6

Adjusted prescriptions(h)	729.9		714.1		678.3		688.2		711.6

EBITDA per adjusted prescription	$2.01		$1.89		$1.83		$1.50		$1.24

EBITDA per adjusted prescription, excluding the legal settlements charge	$2.24		$1.89		$1.83		$1.50		$1.24

(a)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(b)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition, and for the subsequent periods.
(c)	2003 excludes a one-time gain of $11 million from the sale of a minority equity investment in a nonpublic company.
(d)	2002 includes approximately $11 million of interest rate swap termination costs and expensed debt issuance costs.
(e)

2006 and 2005 include non-recurring tax benefits of $20.0 million and $25.7 million, respectively. See Note 10, “Taxes on Income,” to our consolidated financial statements included in this Annual Report on Form 10-K.

(f)	2004 and 2003 include accelerated depreciation of $24.5 million and $13.3 million, respectively, associated with facility closures that took place in 2004.
(g)	Represents a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006. See (1) above.
(h)

Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

(10)	See (9) (h) above.
(11)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

Ite m 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading pharmacy benefit manager based on net revenues. We provide sophisticated traditional and specialty prescription drug benefit programs and services for our clients, members of client-funded benefit plans or those served by the Medicare Part D Prescription Drug Program (“Medicare Part D”), and individual patients. Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare Part D, and particularly in specialty pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our specialty pharmacy operation, Accredo Health Group, which became the nation’s largest specialty pharmacy based on revenues with the acquisition of Accredo Health, Incorporated (“Accredo”) on August 18, 2005 (the “Accredo acquisition”). See Note 4, “Acquisitions of Businesses,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. When we use the term “mail order,” we mean Medco’s mail-order pharmacy operations, as well as Accredo’s specialty pharmacy operations. We have been an independent, publicly traded enterprise since we were spun off by Merck & Co., Inc. (“Merck”) on August 19, 2003. From November 18, 1993 until the spin-off, we were a wholly-owned subsidiary of Merck. When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions Inc., a Delaware corporation, and its consolidated subsidiaries.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and membership are paramount to our success; the retention and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive generic utilization in light of the significant brand-name drug patent expirations expected to occur over the next several years, our ability to continue to provide innovative and competitive clinical and other services to clients and patients, including our active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry.

Key Indicators Reviewed By Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail-order revenue; adjusted prescription volume; generic dispensing rate; gross margin percentage; diluted earnings per share; Specialty Pharmacy segment revenue and operating income; Earnings before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—EBITDA” further below for a definition and calculation of EBITDA and EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance.

2006 Financial Performance Summary

Our net income increased 4.7% to $630 million and diluted earnings per share increased 2.0% to $2.09 in 2006. These 2006 results reflect a pre-tax legal settlements charge of $162.6 million recorded in the first quarter, with a $99.9 million after-tax effect, or $0.33 per diluted share. Excluding the legal settlements charge, our net income increased 21.3% to $730 million and diluted earnings per share increased 18.0% to $2.42. These increases reflect higher generic dispensing rates and higher gross margin experienced in our specialty pharmacy business reflecting the inclusion of a full year of Accredo results, partially offset by stock option expense recorded in 2006, as well as one less week in 2006 as fiscal year 2006 included 52-weeks compared with 2005, which included 53-weeks.

As a result of the adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), in the first quarter of 2006, we have recorded stock-based compensation expense in 2006 related to employee stock options and employee stock purchase plans. These expenses are not recorded in 2005, and amounted to $63.5 million on a pre-tax basis for 2006, compared to a pro forma equivalent of $99.9 million for 2005. The majority of these 2006 expenses are recorded in selling, general and administrative (“SG&A”) expenses.

The diluted weighted average shares outstanding were 301.6 million for 2006 and 293.5 million for 2005, representing an increase of 2.8%. This increase results from approximately 24.0 million shares issued in connection with the August 2005 Accredo acquisition and the effect of share issuances in connection with stock option exercises, partially offset by the repurchase of 29.0 million shares of stock in connection with our share repurchase program since its inception in 2005. There were approximately 21.3 million shares repurchased in 2006.

Total net revenues increased 12.3% to $42,544 million in 2006. This increase is driven by product net revenues, which reflect higher prices charged by pharmaceutical manufacturers including the effect of new and higher-cost brand-name drugs, higher volumes including Accredo’s incremental results and new business, partially offset by the extra week of volume in fiscal year 2005, higher generic dispensing rates and higher levels of rebate sharing with clients. The product net revenue growth reflects a full year of Accredo in 2006, compared to four months in 2005. Additionally, our service revenues increased 25.3% to $521 million for 2006, which is attributable to higher client and other service revenues, reflecting higher claims processing administrative fees for services, including clinical programs and Medicare Part D-related support.

Total prescription volume, adjusted for the difference in days supply between mail and retail, increased 2.2% to 729.9 million for 2006 as a result of higher volumes from new clients, partially offset by client terminations and the extra week in fiscal 2005. The mail-order penetration rate on an adjusted basis declined slightly to 36.4% for 2006, compared to 36.6% for 2005.

Our overall generic dispensing rate increased to 55.2% in 2006 compared to 51.5% in 2005 as a result of significant drugs that have lost patent protection at the end of 2005 and during 2006. The higher generic dispensing rates, which contribute to lower costs for clients and members, resulted in a reduction of over $1,700 million in net revenues for 2006.

The increase in overall gross margin to 5.7% in 2006 from 5.1% in 2005 was driven by our increased generic dispensing rates and higher gross margins experienced in our specialty pharmacy business reflecting the inclusion of a full year of Accredo results.

SG&A expenses of $1,109 million increased from 2005 by $352 million, or 46.4%, primarily as a result of a $162.6 million pre-tax legal settlements charge recorded in the first quarter of 2006, incremental Accredo expenses, and stock-based compensation expense recorded in 2006 related to employee stock options and employee stock purchase plans.

Amortization of intangible assets increased $26 million when compared to 2005, principally associated with the intangible assets acquired in the Accredo acquisition. Interest and other (income) expense, net, increased $26 million compared to 2005, primarily reflecting higher interest expense from elevated average debt levels related to the Accredo acquisition, higher interest rates on floating rate debt, and increased short-term borrowing levels in 2006.

Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 37.7% for 2006, compared to 36.8% for 2005. The 2006 and 2005 rates include the effects of net non-recurring tax benefits of $20.0 million and $25.7 million, respectively.

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

Our product net revenues also include premiums associated with our Medicare Part D Prescription Drug Program (“PDP”) product offering. This product involves prescription dispensing for members covered under the CMS-sponsored Medicare Part D benefit. Commencing January 1, 2006, we began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage pursuant to two contracts by and between CMS and two of our insurance company subsidiaries. We provide a standard drug benefit that represents either (i) the minimum level of benefits mandated by Congress, or (ii) enhanced coverage, on behalf of certain clients, which represents benefits in excess of the standard drug benefit in exchange for additional premiums.

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to product net revenues with a corresponding account receivable or payable to CMS reflected on the consolidated balance sheets. In 2006, premium revenues for our PDP product were $465 million, or approximately 1% of total net revenues of $42.5 billion.

In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low income membership. The subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, subsidies are reconciled with actual costs and residual subsidy advance receipts are payable to CMS. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of Emerging Issues Task Force No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent” (“EITF 99-19”), are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Service revenues consist principally of administrative fees and clinical program fees earned from clients and other non-product related revenues, sales of prescription services to pharmaceutical manufacturers and data to other parties, and performance-oriented fees paid by specialty pharmacy manufacturers. For further details see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare Part D PDP product offering and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $3,600 (the threshold applicable for 2006). The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, residual subsidy advance receipts are payable to CMS.

Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.

Selling, general and administrative expenses reflect the costs of operations dedicated to executive management, the generation of new sales, maintenance of existing client relationships, management of clinical programs, enhancement of technology capabilities, direction of pharmacy operations, and performance of reimbursement activities, in addition to finance, legal and other staff activities, and the effect of certain legal settlements.

Interest and other (income) expense, net, primarily includes interest expense on our senior unsecured term loan facility, senior notes, and accounts receivable financing facility, net of interest on our interest rate swap agreements on $200 million of the senior notes, partially offset by interest income generated by overnight deposits and short-term investments in marketable securities.

Consolidated Balance Sheets. Our assets include cash and short-term investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the accumulation of positive cash flows from our operations, and primarily includes time deposits with banks or other financial institutions. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries. Manufacturer accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. Client accounts receivable represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebates and guarantees payable when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable as of December 30, 2006 also include premiums receivable, including the risk corridor adjustment, from CMS for our Medicare Part D PDP product offering and premiums from members. Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses.

Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, client rebate pass-back liabilities and stock-based compensation. Income taxes receivable at December 30, 2006 represents amounts due from the IRS and state and local taxing authorities associated with the approval of a favorable accounting method change received from the IRS in the third quarter of 2006 for the timing of the deductibility of certain rebates passed back to clients. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck, and, for the specialty pharmacy business, goodwill for the excess of the Accredo purchase price over net assets acquired, and intangible assets recorded from our acquisition of Accredo.

Our primary liabilities include claims and other accounts payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities also include certain premium and catastrophic reinsurance payments received in advance from CMS for our Medicare Part D PDP product offering. Our debt is primarily comprised of a senior unsecured term loan facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations. See “— Contractual Obligations” further below.

Our stockholders’ equity includes an offset for treasury stock purchases under our share repurchase program. As of December 30, 2006, the accumulated other comprehensive income component of stockholders’ equity includes the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans recognized upon the initial application of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), net of tax. Our stockholders’ equity as of December 31, 2005 includes an offset for net unearned compensation, representing the market value at the time of grant of restricted stock and restricted stock units granted to our employees and directors less the amount of compensation expense amortized over the associated vesting period. This amount was closed into additional paid-in capital in connection with our adoption of SFAS 123R, effective January 1, 2006.

Consolidated Statements of Cash Flows. An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle. We also generate operating cash flows associated with our Medicare Part D PDP product offering including premiums and various subsidies received in advance from CMS.

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

Client-Related Information

Revenues from UnitedHealth Group Incorporated, which is currently our largest client, amounted to approximately $9,800 million, or 23%, of our net revenues in 2006, $8,800 million, or 23%, of our net revenues in 2005, and approximately $6,500 million, or 18%, of our net revenues in 2004. None of our other clients individually represented more than 10% of our net revenues in 2006, 2005 or 2004.

Segment Discussion

As a result of our acquisition of Accredo on August 18, 2005, we have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs to our clients and their members, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The Specialty Pharmacy segment includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the consolidated statements of income effective with the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included within our PBM business. We define the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable, and which require elevated levels of patient support. When dispensed, these products frequently require a significant amount of ancillary administration equipment, special packaging, and a much higher degree of patient-oriented customer service than is required in the traditional PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, as well as PBM clients as payors.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

For Fiscal Years Ended	December 30, 2006	Increase (Decrease)		December 31, 2005(1) (2)	Increase (Decrease)		December 25, 2004
Net Revenues
Retail product(3)	$25,880.1	$2,443.6	10.4%	$23,436.5	$1,804.2	8.3%	$21,632.3
Mail-order product	16,142.5	2,124.0	15.2%	14,018.5	626.4	4.7%	13,392.1

Total product(3)	$42,022.6	$4,567.6	12.2%	$37,455.0	$2,430.6	6.9%	$35,024.4

Client and other service	344.1	99.9	40.9%	244.2	96.4	65.2%	147.8
Manufacturer service	177.0	5.3	3.1%	171.7	(8.0)	(4.5)%	179.7

Total service	$521.1	$105.2	25.3%	$415.9	$88.4	27.0%	$327.5

Total net revenues(3)	$42,543.7	$4,672.8	12.3%	$37,870.9	$2,519.0	7.1%	$35,351.9

Cost of Revenues
Product(3)	$40,012.5	$4,184.7	11.7%	$35,827.8	$2,331.2	7.0%	$33,496.6
Service	125.8	25.6	25.5%	100.2	(32.6)	(24.5)%	132.8

Total cost of revenues(3)	$40,138.3	$4,210.3	11.7%	$35,928.0	$2,298.6	6.8%	$33,629.4

Gross Margin(4)
Product	$2,010.1	$382.9	23.5%	$1,627.2	$99.4	6.5%	$1,527.8
Product gross margin percentage	4.8%	0.5%		4.3%	(0.1)%		4.4%
Service	$395.3	$79.6	25.2%	$315.7	$121.0	62.1%	$194.7
Service gross margin percentage	75.9%	—		75.9%	16.4%		59.5%
Total gross margin	$2,405.4	$462.5	23.8%	$1,942.9	$220.4	12.8%	$1,722.5
Gross margin percentage	5.7%	0.6%		5.1%	0.2%		4.9%

Volume Information
Retail	464.4	11.6	2.6%	452.8	37.6	9.1%	415.2
Mail-order	89.0	1.7	1.9%	87.3	(0.4)	(0.5)%	87.7

Total volume	553.4	13.3	2.5%	540.1	37.2	7.4%	502.9

Adjusted prescriptions(5)	729.9	15.8	2.2%	714.1	35.8	5.3%	678.3

Adjusted mail-order penetration(6)	36.4%	(0.2)%		36.6%	(2.2)%		38.8%

Generic Dispensing Rate Information
Retail generic dispensing rate	57.2%	3.9%		53.3%	5.2%		48.1%

Mail-order generic dispensing rate	44.8%	3.1%		41.7%	3.8%		37.9%

Overall generic dispensing rate	55.2%	3.7%		51.5%	5.2%		46.3%

(1)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.
(2)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition, and for the subsequent periods.
(3)	Includes retail co-payments of $7,394 million for 2006, $7,436 million for 2005 and $6,773 million for 2004.
(4)	Defined as net revenues minus cost of revenues.
(5)

Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

(6)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

Net Revenues. The $2,444 million increase in retail net revenues for 2006 is attributable to net price increases of $1,803 million driven by higher prices charged by pharmaceutical manufacturers, and net volume increases of $596 million from new business, partially offset by the extra week of volume in fiscal 2005, and client terminations. Also contributing to the retail net revenue increase are the favorable closure of a client rebate matter of $19 million and the settlement of a client audit matter of $10 million, both of which were recorded in the second quarter of 2006, and an additional client-related benefit of $16 million recorded in the first quarter of 2006. The aforementioned net price variance includes the offsetting effect of a price decrease of approximately $1,215 million from a greater representation of generic drugs in 2006, as well as a reduction of $243 million related to higher levels of rebate sharing with clients, which is further discussed in the gross margin section.

The $1,804 million increase in retail net revenues in 2005 is primarily attributable to volume increases from new business and increased utilization, including the extra week of volume in fiscal 2005, partially offset by client terminations. Retail net revenues also reflect higher levels of rebate sharing with clients, which is further discussed in the gross margin section, as well as a decrease of approximately $1,410 million from a greater representation of generic drugs in 2005, which are more steeply discounted for our clients than brand-name drugs. These were offset by higher prices charged by pharmaceutical manufacturers, including the effect of new and higher-cost brand-name drugs.

The $2,124 million increase in mail-order net revenues for 2006 reflects net volume increases of $1,329 million, which include new business, increased utilization and the incremental volume from Accredo, as well as net price increases of $795 million. The volume increases were partially offset by the extra week of volume in fiscal 2005 and client terminations. The revenue growth reflects a full year of Accredo in 2006, compared to four months in 2005. The net price increases are driven by higher prices charged by pharmaceutical manufacturers, partially offset by higher levels of rebate sharing with clients resulting in reductions to mail-order revenue of $126 million. Also contributing as an offset within the net price increases is a decrease of approximately $505 million from a higher representation of generic drugs for 2006. Mail-order penetration on an adjusted basis was 36.4% for 2006, slightly below the 36.6% for 2005.

The $626 million increase in mail-order net revenues in 2005 reflects the acquisition of Accredo in August 2005 and higher prices charged by pharmaceutical manufacturers. This was partially offset by higher levels of rebate sharing with clients and a $550 million decrease from a higher representation of generic drugs, as well as a slight volume decrease. The volume decrease resulted from client terminations including the loss of a large mail-order only client at the end of 2004, offset by an increase from higher utilization for clients with plan designs favoring the use of mail order, new client volumes, and the extra week of volume in fiscal 2005. Mail-order penetration on an adjusted basis was 36.6% for 2005, below the 38.8% for 2004, reflecting the aforementioned large mail-order client loss and increased retail volume.

Our product net revenues benefited from the commencement of our Medicare Part D PDP product offering. In 2006, premium revenues for our PDP product were $465 million, or approximately 1% of total net revenues of $42.5 billion.

Our overall generic dispensing rate increased to 55.2% for 2006, compared to 51.5% for 2005 and 46.3% for 2004. Mail-order generic dispensing rates increased to 44.8% for 2006, compared to 41.7% for 2005 and 37.9% for 2004. Retail generic dispensing rates increased to 57.2% for 2006, compared to 53.3% and 48.1% for 2005 and 2004, respectively. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.

Service revenues increased $105 million in 2006 as a result of higher client and other service revenues of $100 million and manufacturer service revenues of $5 million. The higher client and other service revenues reflect higher claims processing administrative fees for services, including clinical programs and Medicare Part D-related support. The higher manufacturer revenues result from incremental Accredo manufacturer service fees, partially offset by lower administrative fees earned as a result of a manufacturer contract revision.

Service revenues increased $88 million in 2005 as a result of higher client and other service revenues of $96 million, partially offset by lower manufacturer service revenues of $8 million. The higher client and other service revenues reflect higher claims processing administrative fees for services including clinical programs, Medicare discount card administrative and enrollment fees, and other fees. The lower manufacturer revenues result from the termination of a manufacturer-sponsored patient assistance program at the end of 2004, partially offset by Accredo manufacturer service fees.

Gross Margin. Our product gross margin percentage was 4.8% for 2006 compared to 4.3% for 2005, with 2006 including a full year of Accredo product gross margin, compared to four months in 2005. The lower rate of increase in the cost of product net revenues compared with product net revenues for 2006 reflects the greater utilization of lower-cost generic products and higher mail-order volumes, as well as increased brand-name purchasing discounts and increased brand-name pharmaceutical rebates, partially offset by higher prescription prices charged by pharmaceutical manufacturers. Our gross margin percentage also reflects the higher levels of rebate sharing with our clients, which increased $369 million for 2006.

Our product gross margin percentage was 4.3% for 2005 compared to 4.4% for 2004, with 2005 including four months of Accredo product gross margin. The rate of change in cost of product net revenues was consistent with the rate of change in product net revenues for 2005, reflecting higher prescription prices charged by pharmaceutical manufacturers offset by the greater utilization of lower-cost generic products, higher purchasing discounts and operational efficiencies, as well as productivity yielded from our investments in pharmacy and call center technologies. These factors are partially offset by the higher levels of rebate sharing with our clients. The slightly lower product gross margin percentage in 2005 compared with 2004 also reflects the effect of increased retail volumes, slightly lower mail-order volumes, and the significant level of client contract renewals.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $3,417 million in 2006, $3,233 million in 2005 and $3,005 million in 2004, with formulary rebates representing 51.9%, 50.8% and 47.3% of total rebates, respectively. The increases in rebates earned for 2006 and 2005 reflect improved formulary management and patient compliance, as well as favorable pharmaceutical manufacturer rebate contract revisions, partially offset by brand-name drugs that have lost patent protection. We retained approximately $670 million, or 19.6%, of total rebates in 2006, $855 million, or 26.5%, in 2005, and $1,324 million, or 44.1%, in 2004. The gross margin effect of overall higher rebate sharing levels is partially mitigated by other elements of pricing including higher claims processing, administrative and other client service fees, higher generic dispensing rates, and increased specialty drug volumes.

The service gross margin percentage was 75.9% for 2006, consistent with 2005. This reflects the increase in service revenues of 25.3%, driven by the aforementioned client and other service revenue increases, offset by an increase in cost of service revenues of 25.5%. The increase in cost of service revenues reflects higher expenses of $19 million primarily associated with enrollment-related activities for our Medicare Part D PDP product offering. Total enrollment-related activities for our Medicare Part D PDP product offering were $31 million for 2006. The 2005 service gross margin percentage of 75.9% improved from 59.5% in 2004. This variance reflects the increase in service revenues of 27.0% driven by the aforementioned client and other service revenue increases and Accredo manufacturer revenues, partially offset by the termination of a manufacturer-sponsored patient assistance program, as well as a decrease in cost of service revenues of 24.5%. The decrease in cost of service revenues is primarily related to the terminated patient assistance program, which yielded only marginal profitability.

The following table presents additional selected comparative results of operations ($ in millions):

For Fiscal Years Ended	December 30, 2006(1)	Increase (Decrease)		December 31, 2005(2) (3)	Increase (Decrease)		December 25, 2004
Gross margin	$2,405.4	$462.5	23.8%	$1,942.9	$220.4	12.8%	$1,722.5
Selling, general and administrative expenses	1,109.2	351.6	46.4%	757.6	81.2	12.0%	676.4
Amortization of intangibles	218.5	26.0	13.5%	192.5	12.6	7.0%	179.9
Interest and other (income) expense, net	65.9	26.0	65.2%	39.9	(20.0)	(33.4)%	59.9

Income before provision for income taxes	1,011.8	58.9	6.2%	952.9	146.6	18.2%	806.3
Provision for income taxes	381.6	30.7	8.7%	350.9	26.2	8.1%	324.7

Net income	$630.2	$28.2	4.7%	$602.0	$120.4	25.0%	$481.6

(1)	Includes a first-quarter pre-tax legal settlements charge of $162.6 million recorded to Selling, general and administrative expenses, with a $99.9 million after-tax effect.
(2)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.
(3)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition, and for the subsequent periods.

Selling, General and Administrative Expenses. SG&A expenses for 2006 were $1,109 million and increased from 2005 by $352 million, or 46.4%, which reflects the aforementioned $163 million pre-tax legal settlements charge, incremental Accredo expenses of $110 million, stock-based compensation expenses of $53 million related to employee stock options and employee stock purchase plans, higher employee-related costs associated with business growth and new products including Medicare Part D of $22 million and higher restricted stock unit expenses of $14 million, partially offset by other expense reductions of $10 million including the effect of the extra week in fiscal 2005.

Selling, general and administrative expenses of $758 million for 2005 increased from 2004 by $81 million, or 12.0%. This increase reflects Accredo expenses of $57 million, Medicare Part D preparation expenses of $18 million, the favorable closure of an operating tax exposure of $16 million recorded as a non-recurring item in 2004, $10 million in increased legal fees, increased litigation expenses of $8 million, and various other increased expenses of $3 million including the effect of the extra week in fiscal 2005. These were partially offset by the effect of decreased litigation expenses of $21 million related to the multistate taskforce of attorneys general settlement charge recorded in 2004 and higher 2004 branding campaign expenses of $10 million.

Amortization of Intangibles. Amortization of intangible assets was $219 million for 2006, $193 million for 2005, and $180 million for 2004. The increases in 2006 and 2005 primarily reflect the additional amortization associated with the intangible assets acquired in the Accredo acquisition.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, for 2006 increased $26 million from 2005. The variance results from higher interest expense of $22 million and lower interest income of $4 million. The higher interest expense reflects elevated average debt levels from the debt refinancing in August 2005 related to the Accredo acquisition, higher interest rates on floating rate debt, and increased short-term borrowing levels in 2006. The lower interest income reflects lower average daily cash balances, partially offset by the benefit of higher interest rates in 2006. The estimated weighted average interest rate on our indebtedness was approximately 6.3% for 2006, compared to 5.7% for 2005, and reflects increases in floating interest rates on our term loans and accounts receivable financing facility.

Interest and other (income) expense, net, for 2005 decreased $20 million from 2004. The variance results from higher interest income of $25 million partially offset by higher interest expense of $5 million. The higher interest income is attributable to higher average daily cash balances resulting from positive operating cash flows and higher interest rates in 2005. The higher interest expense reflects elevated debt levels from the debt refinancing related to the Accredo acquisition and higher interest rates on floating rate debt. The estimated weighted average interest rate on our indebtedness was approximately 5.7% for 2005 compared to 4.7% for 2004.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 37.7% in 2006, compared with 36.8% in 2005 and 40.3% in 2004. The 2006 and 2005 rates include the effects of net non-recurring tax benefits of $20.0 million and $25.7 million, respectively. Excluding the non-recurring net tax benefits, the effective tax rates for the years ended December 30, 2006 and December 31, 2005 would have been 39.7% and 39.5%, respectively.

The 2006 non-recurring tax benefit of $20.0 million primarily includes a $10.5 million benefit resulting from the expiration of the statute of limitations in several states, $9.1 million from the favorable resolution of income taxes payable provided for prior to the spin-off from Merck, $4.1 million of interest income associated with the IRS approval of a favorable accounting method change for the timing of the deductibility of certain rebates passed back to clients, and $4.0 million from the favorable closure of a state income tax audit, partially offset by an $8.3 million net increase to our net deferred tax liabilities resulting from increases in the overall state marginal income tax rate due to various state law changes. We believe it is probable that the aforementioned pre-tax legal settlements charge of $162.6 million will be tax deductible. Accordingly, our 2006 provision for income taxes reflects an estimated tax benefit of approximately $63 million associated with the charge.

The 2005 income tax rate reflect a $25.7 million non-recurring tax benefit associated with a reduction in our state marginal income tax rate resulting primarily from an enacted change in a state income tax law and the receipt of a favorable state income tax ruling.

Net Income and Earnings per Share. Net income as a percentage of net revenues was 1.5% in 2006, which includes a 0.2% reduction resulting from the legal settlements charge. Excluding the charge, net income as a percentage of net revenues was 1.7% in 2006, compared to 1.6% in 2005 and 1.4% in 2004, as a result of the aforementioned factors.

Diluted earnings per share increased 2.0% to $2.09 for 2006, including the legal settlements charge of $0.33 per share. Excluding the charge, 2006 diluted earnings per share increased 18.0% to $2.42, compared to $2.05 for 2005. Diluted earnings per share for 2005 increased 17.1%, compared to $1.75 for 2004. The diluted weighted average shares outstanding were 301.6 million for 2006, 293.5 million for 2005 and 274.7 million for 2004.

The increases in the diluted weighted average shares outstanding for 2006 and 2005 result from approximately 24 million shares issued in connection with the August 2005 Accredo acquisition and the effect of share issuances associated with stock option exercises. These factors are partially offset by the repurchase of 29.0 million shares of stock related to our share repurchase program since its inception in 2005. There were approximately 21.3 million and 7.7 million of shares repurchased in 2006 and 2005, respectively.

Specialty Pharmacy Segment. As a result of our acquisition of Accredo on August 18, 2005, we have two reportable segments, PBM and Specialty Pharmacy. Prior to the Accredo acquisition, Medco’s pre-existing specialty pharmacy operations were managed as a part of the overall PBM business. We identified the revenues associated with Medco’s pre-existing specialty pharmacy business based on a data extract of sales for the specialty product set. For fiscal years 2005 and 2004, we estimate that the specialty pharmacy results of operations, including the effect of the pre-existing Medco specialty pharmacy results of operations, reflect approximately $3.6 billion and $2.6 billion in total net revenues, respectively, with operating income estimated at $99 million and $65 million, respectively.

Specialty Pharmacy total net revenues of $5.4 billion for 2006 increased approximately $1.8 billion compared to the estimated 2005 revenues of $3.6 billion. The increase primarily results from the Accredo acquisition, as 2006 includes a full year of Accredo, compared to four months in 2005, partially offset by the effect of the extra week in fiscal 2005. Operating income of $189 million for 2006, or 3.5%, of total Specialty Pharmacy net revenues, increased approximately $90 million compared to the estimated 2005 operating income of $99 million, or 2.8%, of estimated total net revenues. The increased operating income primarily results from the increased revenue driven by the Accredo acquisition, as well as the favorable product mix associated with incremental higher-margin Accredo products, including the IVIG (intravenous immunoglobulin) and Hemophilia product lines.

Specialty Pharmacy total net revenues of approximately $3.6 billion for 2005 increased by $1.0 billion compared to the 2004 estimated revenues of $2.6 billion. The increase primarily results from the Accredo acquisition and volumes from the pre-acquisition specialty pharmacy agreement with Accredo, which commenced in February 2004 and continued up to the date of the acquisition. Operating income of approximately $99 million for 2005, or 2.8%, of estimated total net revenues, increased $34 million compared to the 2004 operating income of approximately $65 million, or 2.5%, of estimated total net revenues, reflecting the increased revenue and higher-margin Accredo business.

See Note 13, “Segment Reporting,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

Cash Flows

The following table presents selected data from our consolidated statements of cash flows ($ in millions):

For Fiscal Years Ended	December 30, 2006	Variance	December 31, 2005	Variance	December 25, 2004
Net cash provided by operating activities	$1,241.0	$200.2	$1,040.8	$329.3	$711.5
Net cash used by investing activities	(155.5)	1,030.8	(1,186.3)	(1,084.4)	(101.9)
Net cash used by financing activities	(1,155.2)	(1,043.4)	(111.8)	(9.2)	(102.6)

Net (decrease) increase in cash and cash equivalents	(69.7)	187.6	(257.3)	(764.3)	507.0
Cash and cash equivalents at beginning of year	888.2	(257.3)	1,145.5	507.0	638.5

Cash and cash equivalents at end of year	$818.5	$(69.7)	$888.2	$(257.3)	$1,145.5

Operating Activities. Net cash provided by operating activities of $1,241 million for 2006 reflects cash provided by operating activities from net income of $630 million, with adjustments for depreciation and amortization of $392 million. Additionally, there was an increase of $248 million in claims and other accounts payable, primarily resulting from higher retail pharmacy accounts payable due to higher retail volumes in 2006 compared to 2005, as well as the timing of retail pharmacy payment cycles. In addition, there was a $111 million increase in accrued expenses and other noncurrent liabilities associated with unearned premiums and catastrophic reinsurance received in advance from CMS for our Medicare Part D PDP product offering. These increases were partially offset by a $150 million decrease in cash flows from inventories, net, primarily due to business growth and the timing of brand-name pharmaceutical purchases.

The increase in net cash provided by operating activities in 2006 compared to 2005 of $200 million primarily reflects an increase in cash flows related to prepaid expenses and other current assets, primarily due to a significant prepaid client rebate occurring the week after the December 25, 2004 fiscal year-end but within the fiscal year 2005.

In addition, while not having any impact on cash flows, net cash provided by operating activities reflects a decrease resulting from income taxes receivable associated with the approval of a favorable accounting method change received from the IRS in the third quarter of 2006 for the timing of the deductibility of certain rebates passed back to clients. The decrease is offset within net cash provided by operating activities in the deferred income taxes and prepaid expenses and other current assets components. Also, on October 24, 2006, we paid $155 million in connection with the legal settlements with the U.S. Attorney’s Office for the Eastern District of Pennsylvania, which was recorded as a charge to expense in the first quarter of 2006.

Net cash provided by operating activities of $1,041 million for 2005 reflects cash provided by operating activities from net income of $602 million, with adjustments for depreciation and amortization of $358 million. Additionally, there was an increase of $627 million in claims and other accounts payable, primarily resulting from higher retail pharmacy accounts payable due to higher retail volumes in 2005 compared to 2004 associated with mid-year 2005 client installations and the timing of retail pharmacy payment cycles. These increases were partially offset by a $187 million decrease in cash flows from prepaid expenses and other current assets, primarily due to the aforementioned significant prepaid client rebate at the beginning of fiscal 2005. In addition, there were decreases in cash flows of $146 million associated with timing for client rebates and guarantees payable, which are settled in the form of a check or wire and $224 million associated with the timing of manufacturer and client accounts receivable billing cycles.

The increase in net cash provided by operating activities in 2005 compared to 2004 of $329 million primarily reflects a $722 million increase in cash flows primarily from the aforementioned higher retail pharmacy accounts payable. Also contributing to the increase were a $120 million increase in net income and a $103 million increase in tax benefit on employee stock plans associated with stock option exercises. These increases were partially offset by the aforementioned increase in prepaid expenses and other current assets associated with the significant prepaid client rebate. We also experienced year-over-year decreases in cash flows for the aforementioned factors associated with client rebates and guarantees payable and manufacturer and client accounts receivable.

Investing Activities. The net cash used by investing activities of $156 million in 2006 is primarily attributable to capital expenditures associated with capitalized software development in connection with our Medicare Part D PDP product offering, client-related programs, productivity initiatives, as well as investments in customer service and pharmacy operations. The decrease in net cash used by investing activities in 2006 compared to 2005 of $1,031 million is primarily due to the $989 million paid, net of cash acquired, for the Accredo acquisition in August 2005, as well as $73 million paid for the selected assets of Pediatric Services of America, Inc. (“Pediatric Services”) in November 2005.

Net cash used by investing activities in 2005 of $1,186 million primarily reflects the aforementioned acquisitions. Additionally, there were capital expenditures of $132 million. The increase in net cash used by investing activities in 2005 compared to 2004 of $1,084 million is primarily due to the acquisitions and an increase in capital expenditures mainly due to capitalized software development for client-related programs and strategic initiatives, Accredo-related fixed assets, and investments in our business recovery systems.

Purchases and proceeds from securities and other investments, which relate to investment activities of our insurance companies, are balanced in all years presented.

Financing Activities. The net cash used by financing activities of $1,155 million for 2006 primarily results from $1,149 million in treasury stock repurchases and net debt pay downs of approximately $200 million, including additional discretionary debt payments of $125 million, partially offset by proceeds from employee stock plans of $162 million. The increase in net cash used by financing activities in 2006 compared with 2005 of $1,043 million is primarily due to an increase in treasury stock repurchases of $742 million, reflecting twelve months of activity in 2006 compared to four months of activity through December 2005. Also contributing to the increase in net cash used by financing activities for 2006 compared with 2005 were lower net proceeds from debt of $135 million as 2005 reflected financing for a portion of the Accredo purchase price. In addition, proceeds from employee stock plans decreased by $202 million.

Net cash used by financing activities in 2005 of $112 million is primarily comprised of debt pay downs of $1,265 million and treasury stock repurchases of $407 million, partially offset by proceeds from short and long-term debt of $1,200 million and proceeds from employee stock plans of $363 million. Specifically, net cash used by financing activities in 2005 reflects the Accredo acquisition and the related refinancing of the bank credit facilities, which included an extinguishment of the existing $460 million senior secured credit facility and proceeds from a new $750 million senior unsecured term loan. Net cash used by financing activities also reflects a $450 million short-term debt draw down under the accounts receivable financing facility, also in connection with the Accredo acquisition. The proceeds from the new term loan and the draw down under the accounts receivable financing facility comprised the financed portion of the $1.1 billion cash component of the Accredo purchase price. We also paid down $346 million of acquired Accredo debt and, prior to the acquisition date, we paid down $240 million of Medco’s existing term loans. Subsequent to the refinancing in August 2005 and through December 31, 2005, we paid down $219 million in outstanding debt, consisting of $19 million of required installment payments and $200 million of additional discretionary payments.

The increase in net cash used by financing activities in 2005 compared to 2004 of $9 million is primarily due to $407 million in treasury stock repurchases, and higher debt pay downs of $265 million, partially offset by a net increase in proceeds on debt of $400 million, as well as an increase in proceeds from employee stock plans of $262 million.

Total cash and short-term investments as of December 30, 2006 were $887 million, including $819 million in cash and cash equivalents. Total cash and short-term investments as of December 31, 2005 were $945 million, including $888 million in cash and cash equivalents. The decrease of $58 million in cash and short-term investments in 2006 primarily reflects share repurchase activity, partially offset by cash flows from operations and employee stock plans.

Financing Facilities

Senior Bank Credit Facilities. We have a $1.5 billion senior unsecured credit facility, comprised of a $750 million term loan and a $750 million revolving credit facility. There was $456 million outstanding under our term loan facility as of December 30, 2006. We had no amounts outstanding under our revolving credit facility as of December 30, 2006. The credit facilities bear interest at the London Interbank Offered Rate (“LIBOR”) plus a 0.5% margin. In order to provide additional financial flexibility, effective November 17, 2006, our revolving credit facility was increased from $500 million to $750 million. At December 30, 2006, we had $737 million available for borrowing under the revolving credit facility, exclusive of $13 million in issued letters of credit.

Accounts Receivable Financing Facility. Through a wholly-owned subsidiary, as of December 30, 2006, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. Effective July 31, 2006, the accounts receivable financing facility was increased from $500 million to $600 million. At December 30, 2006, there was $325 million outstanding and $275 million available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating. The weighted average annual interest rate on amounts borrowed under the facility as of December 30, 2006 was 5.51%.

Interest Rates and Covenants

The estimated weighted average annual interest rate on our indebtedness was approximately 6.3% in 2006, 5.7% in 2005 and 4.7% in 2004. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our bank credit facilities and swap agreements. A 25 basis point change in the weighted average annual interest rate relating to the bank credit facilities’ balances outstanding and interest rate swap agreements as of December 30, 2006, which are subject to variable interest rates based on the LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a $2.5 million change in annual interest expense.

In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. There are no current plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

Our senior unsecured credit facility, senior notes and accounts receivable financing facility contain covenants, including, among other items, minimum interest coverage and maximum leverage ratios. We were in compliance with all financial covenants at December 30, 2006.

We may incur additional indebtedness by drawing down under our senior unsecured revolving credit facility or by making additional draw downs under our accounts receivable financing facility.

Debt Ratings

Medco’s debt ratings, all of which represent investment grade, reflect the following as of the date of this filing: Moody’s Investors Service, Baa3 (positive outlook); Fitch Ratings, BBB (stable outlook); Standard & Poor’s, BBB (stable outlook).

EBITDA

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of our reported net income are significant components of our consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the 2006 EBITDA excluding the legal settlements charge recorded in the first quarter, as this is not considered an indicator of our ongoing performance.

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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

For Fiscal Years Ended	December 30, 2006		December 31, 2005(1) (2)		December 25, 2004
Net income	$630.2		$602.0		$481.6
Add (deduct):
Interest and other (income) expense, net	65.9		39.9		59.9
Provision for income taxes	381.6	(3)	350.9	(3)	324.7
Depreciation expense	173.6		165.0		197.6	(4)
Amortization expense	218.5		192.5		179.9

EBITDA	$1,469.8		$1,350.3		$1,243.7
Legal settlements charge	162.6	(5)	—		—

EBITDA, excluding legal settlements charge	$1,632.4		$1,350.3		$1,243.7

Adjusted prescriptions(6)	729.9		714.1		678.3

EBITDA per adjusted prescription	$2.01		$1.89		$1.83

EBITDA per adjusted prescription, excluding the legal settlements charge	$2.24		$1.89		$1.83

(1)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.
(2)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition, and for the subsequent periods.
(3)

2006 and 2005 include non-recurring tax benefits of $20.0 million and $25.7 million, respectively. See Note 10, “Taxes on Income,” to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	2004 includes accelerated depreciation of $24.5 million associated with facility closures that took place in 2004.
(5)

Represents a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006. This charge reflected an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed federal legal matters. The settlement agreements for these three matters were signed and approved by the District Court on October 23, 2006.

(6)

Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

Excluding the legal settlements charge, EBITDA increased by 20.9%, consistent with the net income increase of 21.3% for 2006 over 2005. EBITDA per adjusted prescription, excluding the legal settlements charge, increased 18.5% compared with 2005. The lower EBITDA per adjusted prescription increase for 2006 compared to the related EBITDA and net income growth rate primarily reflects the higher relative retail volumes in 2006 compared to 2005.

EBITDA increased by 8.6% compared to a net income increase of 25.0% for 2005 over 2004. The lower rate of increase for EBITDA compared with net income reflects the consistent amounts of total interest, income taxes, depreciation and amortization for 2005 and 2004. EBITDA per adjusted prescription increased 3.3% compared with 2004. The lower EBITDA per adjusted prescription increase for 2005 compared to the related EBITDA and net income growth rate primarily reflects the aforementioned reduced mail-order penetration rate.

Contractual Obligations

We lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, we lease pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies, as well as computer equipment for use in our data centers and corporate headquarters.

The following table presents our contractual obligations as of December 30, 2006, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	2007	2008-2009	2010-2011	Thereafter
Long-term debt obligations, including current portion(1)	$956.6	$75.3	$150.0	$231.3	$500.0
Interest expense on long-term debt obligations(2)	313.7	62.4	111.4	81.0	58.9
Operating lease obligations	100.6	29.7	47.9	19.6	3.4
Purchase obligations(3)	84.4	84.4	—	—	—

Total	$1,455.3	$251.8	$309.3	$331.9	$562.3

(1)

Long-term debt obligations exclude $3.0 million in unamortized discount on the senior notes and a fair value adjustment of $11.9 million associated with the interest rate swap agreements on $200 million of the senior notes.

(2)

The variable component of interest expense for the term loan facility is based on the actual fourth quarter 2006 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Reflects contractual commitments to purchase inventory from certain biopharmaceutical manufacturers.

We have a $17.7 million minimum pension funding requirement under the Internal Revenue Code during 2007.

As of December 30, 2006, we had letters of credit outstanding of approximately $14.3 million, of which approximately $13.3 million were issued under our senior unsecured revolving credit facility.

Interest Rate and Foreign Exchange Risk

We have floating rate debt with our bank credit facilities and investments in marketable securities that are subject to interest rate volatility. In addition, in 2004, we entered into interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the bank credit facilities’ balances outstanding and interest rate swap agreements as of December 30, 2006, which are subject to variable interest rates based on the LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a $2.5 million change in annual interest expense. We have no plans to enter into further swap agreements. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and, therefore, we have no foreign exchange risk.

Share Repurchase Program

On February 21, 2007, we announced that our Board of Directors had authorized the expansion of our share repurchase plan by an incremental $3 billion to be repurchased over the next two years, bringing the amount authorized under such repurchase plan to a cumulative total of $5.5 billion. We may incur additional debt as a result of our share repurchase program. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006. We repurchased under the plan approximately 21.3 million shares at a cost of approximately $1.1 billion during 2006.

Inception-to-date repurchases through December 30, 2006 under this program total approximately 29.0 million shares at a cost of approximately $1.6 billion at an average per-share price of $53.55. Our Board of Directors periodically reviews the program and approves trading parameters. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” for more information.

Looking Forward

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. We believe that our 2007 cash flows will continue to be positive and adequate to fund our ongoing operations, debt service requirements, and capital and strategic investments. We expect to meet all of our financial commitments and operating needs in 2007 and the foreseeable future. It is anticipated that our 2007 capital expenditures, for items such as capitalized software development for strategic initiatives and infrastructure enhancements, will not exceed $150 million. We have no immediate plans for dividend payments.

Use of Estimates and Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements requires companies to include certain amounts that are based on management’s best estimates and judgments. In preparing the consolidated financial statements, management reviewed its accounting policies and believes that these accounting policies are appropriate for a fair presentation of our financial position, results of operations and of cash flows. Several of these accounting policies contain estimates, the most significant of which are discussed below. Actual results may differ from those estimates, and it is possible that future results of operations for any particular period could be materially affected by the ultimate actual results. We discuss the impact and any associated risks related to these policies on our business operations throughout this “Management’s Discussion and Analysis” section.

Critical Accounting Policies and Estimates

We describe below what we believe to be our critical accounting policies and estimates. (See also Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)

Revenue Recognition. Our product net revenues are derived principally from sales of prescription drugs to our clients and members, either through our networks of contractually affiliated retail pharmacies or through our mail-order pharmacies. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. We recognize product revenues when the prescriptions are dispensed through our networks of contractually affiliated retail pharmacies or through our mail-order pharmacies and received by members and patients. We have determined that our responsibilities under our client contracts to adjudicate member claims properly and control clients’ drug spend, our separate contractual pricing relationships and responsibilities to the retail pharmacies in our networks, and our interaction with clients’ members, among other indicators, qualify us as the principal under the indicators set forth in EITF 99-19 in most of our transactions with clients. Our responsibilities under our client contracts include validating that the patient is a member of the client’s plan and that the prescription drug is in the applicable formulary, instructing the pharmacist as to the prescription price and the co-payment due from the patient who is a member of a client’s plan, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting medically appropriate generic alternatives to control drug cost to our clients and their members, and approving the prescription for dispensing. We recognize revenues from our retail network contracts where we are the principal, and our mail-order pharmacies, on a gross reporting basis, in accordance with EITF 99-19 at the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion of the price to be settled directly by the member (co-payment) plus our administrative fees. Although we generally do not have credit risk with respect to retail co-payments, all of the above indicators of gross treatment are present. In addition, we view these co-payments as a plan design mechanism that we evaluate in concert with our clients to help them manage their retained prescription drug spending costs, and the level of co-payments does not affect our rebates or margin on the transaction. In the limited instances where the terms of our contracts and nature of our involvement in the prescription fulfillment process do not qualify us as a principal under EITF 99-19, our revenues on those transactions consist of the administrative fee paid to us by our clients.

We deduct from our revenues the manufacturers’ rebates that are earned by our clients based on their members’ utilization of brand-name formulary drugs. We estimate these rebates at period-end based on actual and estimated claims data and our estimates of the manufacturers’ rebates earned by our clients. We base our estimates on the best available data at period-end and recent history for the various factors that can affect the amount of rebates due to the client. We adjust our rebates payable to clients to the actual amounts paid when these rebates are paid, generally on a quarterly basis, or as significant events occur. We record any cumulative effect of these adjustments against revenues as identified, and adjust our estimates prospectively to consider recurring matters. Adjustments generally result from contract changes with our clients, differences between the estimated and actual product mix subject to rebates or whether the product was included in the applicable formulary. Adjustments to our estimates have not been material to our quarterly or annual results of operations. We also deduct from our revenues discounts offered and guarantees regarding the level of service we will provide to the client or member or the minimum level of rebates or discounts the client will receive, as well as other payments made to our clients. Other payments include, for example, implementation allowances and payments related to performance guarantees. Where we provide implementation or other allowances to clients upon contract initiation, we capitalize these payments and amortize them, generally on a straight-line basis, over the life of the contract as a reduction of revenue. These payments are capitalized only in cases where they are refundable upon cancellation or relate to noncancelable contracts.

Our product net revenues also include premiums associated with our Medicare Part D PDP product offering. This product involves prescription dispensing for members covered under the CMS-sponsored Medicare Part D benefit. Commencing January 1, 2006, we began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage pursuant to two contracts by and between CMS and two of our insurance company subsidiaries. We provide a standard drug benefit that represents either (i) the minimum level of benefits mandated by Congress, or (ii) enhanced coverage, on behalf of certain clients, which represents benefits in excess of the standard drug benefit in exchange for additional premiums.

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to product net revenues with a corresponding account receivable or payable to CMS reflected on the consolidated balance sheets. In 2006, premium revenues for our PDP product were $465 million, or approximately 1% of total net revenues of $42.5 billion.

In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low income membership. The subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, subsidies are reconciled with actual costs and residual subsidy advance receipts are payable to CMS. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of EITF 99-19 are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Service revenues consist principally of administrative fees and clinical program fees earned from clients and other non-product related revenues, sales of prescription services to pharmaceutical manufacturers and data to other parties, and performance-oriented fees paid by specialty pharmacy manufacturers. Service revenues are recorded when performance occurs and collectibility is assured.

Rebates Receivable and Payable. Rebates receivable from pharmaceutical manufacturers are earned based upon the dispensing of prescriptions at either pharmacies in our retail networks or our mail-order pharmacies, are recorded as a reduction of cost of revenues and are included in manufacturer accounts receivable, net. We accrue rebates receivable by multiplying estimated rebatable prescription drugs dispensed by the pharmacies in our retail networks, or dispensed by our mail-order pharmacies, by the contractually agreed manufacturer rebate amount, which in certain cases may be based on estimated market share data. We revise rebates receivable estimates to actual, with the difference recorded to cost of revenues, when third party market share data is available and final rebatable prescriptions are calculated, and rebates are billed to the manufacturer, generally 30 to 90 days subsequent to the end of the applicable quarter. Historically, the effect of adjustments resulting from the reconciliation of our estimated rebates recognized and recorded to actual amounts billed has not been material to our results of operations. Rebates payable to clients are estimated and accrued based upon the prescription drugs dispensed by the pharmacies in our retail networks or by our mail-order pharmacies. Rebates are generally settled on a quarterly basis with clients in the form of an invoice credit, check or wire after collection of rebates receivable from manufacturers, at which time rebates payable are revised to reflect amounts due.

Contract Profitability. We perform detailed client profitability modeling prior to finalizing pricing terms with our clients and monitor contract profitability periodically throughout the term of each contract. If the contract would result in a loss over its duration, we would record a charge to earnings immediately for the entire amount of the loss. We have not experienced any loss contracts to date.

Allowance for Doubtful Accounts and Contractual Allowances. We estimate the allowance for doubtful accounts for our PBM and specialty pharmacy business based upon a variety of factors including the age of the outstanding receivables, trends of cash collections and bad debt write-offs, and our historical experience of collecting the patient co-payments and deductibles. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted. The allowance associated with our PBM business has historically been negligible because of the contractual obligation for clients to pay outstanding accounts receivable in short duration. For 2006, the allowance for our PBM business also reflects amounts associated with member premiums for our Medicare Part D product offering.

The relatively higher allowance for specialty pharmacy reflects a different credit risk profile than the PBM business, characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs. These payors typically have a longer claims processing cycle and the ultimate payor may not be initially identified until after several reviews by government and private payors. Additionally, patient co-payments and deductibles are typically higher reflecting the higher product costs.

Income Taxes. As described further in Note 10, “Taxes on Income,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, under the terms of the tax responsibility allocation agreement with Merck, we are responsible for the payment of federal income taxes and all state income taxes on income earned subsequent to the spin-off date, except that we are also generally responsible for state income taxes on income earned subsequent to our incorporation in May 2002 in states where Merck did not file a unitary or combined return. Merck is responsible for the payment of federal and state income taxes on income earned prior to the aforementioned transition dates. We record deferred tax assets and liabilities based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates.

Goodwill and Intangible Assets. Goodwill primarily represents the push-down of the excess of acquisition costs over the fair value of our net assets from our acquisition by Merck in 1993, and, to a significantly lesser extent, our acquisition of ProVantage Health Services, Inc. in 2000. Goodwill also includes, for our specialty pharmacy business, a portion of the excess of the Accredo purchase price over net assets acquired, and, to a significantly lesser extent, a portion of the excess of the purchase price over tangible net assets related to the acquisition of selected assets of Pediatric Services in 2005. To determine whether goodwill has been impaired, we must first determine each reporting unit’s fair value. This determination involves significant judgment. If we conclude that fair value is less than Medco’s book value, SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to allocate our fair value to our assets and liabilities as if we had been acquired at that fair value. We would be required to record an impairment charge to the extent recorded goodwill exceeds the amount of goodwill resulting from this allocation. The most recent assessment of goodwill impairment for each of the designated reporting units was performed as of September 30, 2006, and the recorded goodwill was determined not to be impaired.

Our intangible assets primarily represent the value of client relationships that was recorded upon our acquisition in 1993 by Merck and, for our specialty pharmacy business, intangible assets recorded from our acquisition of Accredo. These assets are reviewed for impairment whenever events, such as losses of significant clients or biopharmaceutical manufacturer contracts, or other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, we compare the carrying amount of the assets to the undiscounted pre-tax expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. Effective with the Accredo acquisition on August 18, 2005, the weighted average useful life of intangible assets subject to amortization is 23 years in total and by major asset class are approximately 23 years for the PBM client relationships and approximately 22 years for the Accredo intangibles, with the annual intangible amortization expense increasing to $218.5 million in 2006 from an annual amount of $179.9 million prior to the acquisition.

Pension and Other Postretirement Benefit Plans, including the Recently Adopted Financial Accounting Standard, SFAS 158. The determination of our obligation and expense for pension and other postretirement benefits is based on management’s assumptions, which are developed with the assistance of actuaries, including an appropriate discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and healthcare costs.

We reassess our benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is determined annually and is evaluated and modified to reflect at the end of our fiscal year the prevailing market rate of a portfolio of high-quality corporate bond investments that would provide the future cash flows needed to settle benefit obligations as they came due. At December 30, 2006, we changed the discount rate from 5.50% to 5.75% for our pension and other postretirement benefit plans to reflect the prevailing market interest rate environment.

The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, we consider long-term compounded annualized returns of historical market data, as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. As a result of this analysis, for 2007, we will maintain the expected rate of return assumption of 8.0% for our pension plan.

Actuarial assumptions are based on management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $0.5 million favorable (unfavorable) impact on net pension and postretirement benefit cost, and would have (decreased) increased the year-end benefit obligations by approximately $3.5 million. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $0.3 million favorable (unfavorable) impact on net pension cost.

We amended the postretirement healthcare benefit plan in 2003, which reduced benefit obligations, the effect of which is reflected in the amortization of prior service credit component of the net postretirement benefit (credit) cost.

On December 30, 2006, the last day of fiscal year 2006, we adopted SFAS 158, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet on a prospective basis and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income.

SFAS 158 is applicable to our pension and postretirement healthcare benefit plan and resulted in the recording of a noncurrent liability of $6.5 million for the pension plan and a reduction in the noncurrent liability for the postretirement healthcare benefits plan of $36.0 million. The following table illustrates the incremental effects of applying SFAS 158 on the individual line items in the consolidated balance sheet ($ in millions):

	As of December 30, 2006 Before Application	SFAS 158 Adjustments	As of December 30, 2006 After Application
Prepaid expenses and other current assets	$278.7	$(5.3)	$273.4
Deferred tax assets	$205.4	$(14.0)	$191.4
Total assets	$14,407.4	$(19.3)	$14,388.1
Accrued expenses and other current liabilities	$657.0	$(0.8)	$656.2
Deferred tax liabilities	$1,165.6	$(4.3)	$1,161.3
Other noncurrent liabilities	$59.6	$(29.5)	$30.1
Total liabilities	$6,919.2	$(34.6)	$6,884.6
Accumulated other comprehensive income	$—	$15.3	$15.3
Total stockholders’ equity	$7,488.2	$15.3	$7,503.5

See Note 9, “Pension and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

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

Recently Adopted Financial Accounting Standard, SFAS 123R. On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors including employee stock options and employee stock purchase plans. SFAS 123R supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods subsequent to December 31, 2005. In March 2005, the Securities and Exchange Commission (“SEC’) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our consolidated financial statements as of and for the fiscal year ended December 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R as we did not record stock-based compensation expense related to employee stock options and employee stock purchase plans. Stock-based compensation expense related to employee stock options and employee stock purchase plans recognized under SFAS 123R for the fiscal year ended December 30, 2006 amounted to $63.5 million on a pre-tax basis. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

In addition, SFAS 123R requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $33.1 million for the year ended December 30, 2006, be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. In accordance with SAB 107, we classify stock-based compensation within cost of product net revenues and selling, general and administrative expenses to correspond with the line items in which cash compensation paid to employees and directors is recorded.

Stock-based compensation expense recognized in our consolidated statements of income for the fiscal year ended December 30, 2006 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123. Additionally, our consolidated statement of income for the year ended December 30, 2006 includes compensation expense for the stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) to the straight-line single option method.

As stock-based compensation expense recognized in our consolidated statement of income for the year ended December 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures in the same manner under SFAS 123R as we did prior to our adoption.

Recent Accounting Pronouncements. In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is only permitted at the beginning of a company’s fiscal year, provided that interim financial statements for that fiscal year have not yet been issued. As a result, we will adopt the provisions of FIN 48 in the first quarter of 2007. Upon adoption we expect to recognize a decrease of approximately $45 million, or approximately $30 million net of federal income tax benefit, in the liability for previously provided accruals for state income tax contingencies no longer required under the technical guidance of FIN 48, and a corresponding increase in retained earnings. The expected impact may change based on further analysis. Subsequent to the adoption, any additional reserve reductions will be reflected in the provision for income taxes.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the objective of which is to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income and the consolidated balance sheet and related financial statement disclosures. Our adoption of SAB 108 did not have a material impact on our consolidated financial statements.

CONDENSED INTERIM FINANCIAL DATA (UNAUDITED)

($ in millions, except per share amounts)

2006	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Product net revenues(1)	$10,785.5	$10,334.8	$10,458.9	$10,443.3
Service revenues	144.7	126.3	129.9	120.2

Total net revenues(1)	10,930.2	10,461.1	10,588.8	10,563.5

Cost of operations:
Cost of product net revenues(1)	10,203.2	9,840.8	9,977.6	9,990.9
Cost of service revenues	36.8	26.8	27.7	34.4

Total cost of revenues(1)	10,240.0	9,867.6	10,005.3	10,025.3
Selling, general and administrative expenses	251.3	222.9	239.1	395.9
Amortization of intangibles	54.6	54.6	54.6	54.6
Interest and other (income) expense, net	16.2	20.9	15.3	13.5

Total cost of operations	10,562.1	10,166.0	10,314.3	10,489.3

Income before provision for income taxes	368.1	295.1	274.5	74.2
Provision for income taxes	139.3	109.3	103.6	29.4

Net income	$228.8	$185.8	$170.9	$44.8

Basic earnings per share:
Weighted average shares outstanding	291.7	294.1	299.0	304.2
Earnings per share	$0.78	$0.63	$0.57	$0.15
Diluted earnings per share:
Weighted average shares outstanding	295.5	298.7	302.9	308.6
Earnings per share	$0.77	$0.62	$0.56	$0.15

2005	4th Quarter(2)	3rd Quarter	2nd Quarter	1st Quarter
Product net revenues(3)	$10,668.6	$9,223.7	$8,906.7	$8,655.9
Service revenues	134.8	101.7	92.0	87.4

Total net revenues(3)	10,803.4	9,325.4	8,998.7	8,743.3

Cost of operations:
Cost of product net revenues(3)	10,198.7	8,839.5	8,518.9	8,270.8
Cost of service revenues	27.8	22.8	24.5	25.0

Total cost of revenues(3)	10,226.5	8,862.3	8,543.4	8,295.8
Selling, general and administrative expenses	220.8	186.4	175.4	174.9
Amortization of intangibles	54.5	48.1	45.0	45.0
Interest and other (income) expense, net	12.7	10.6	6.4	10.1

Total cost of operations	10,514.5	9,107.4	8,770.2	8,525.8

Income before provision for income taxes	288.9	218.0	228.5	217.5
Provision for income taxes	112.1	61.3	91.1	86.3

Net income	$176.8	$156.7	$137.4	$131.2

Basic earnings per share:
Weighted average shares outstanding	306.4	291.0	278.0	275.2
Earnings per share	$0.58	$0.54	$0.49	$0.48
Diluted earnings per share:
Weighted average shares outstanding	311.9	296.5	283.8	280.1
Earnings per share	$0.57	$0.53	$0.48	$0.47

(1)	Includes retail co-payments of $1,855 million for the fourth quarter, $1,779 million for the third quarter, $1,807 million for the second quarter and $1,953 million for the first quarter of 2006.
(2)	14-week fiscal quarter. All other fiscal quarters are comprised of 13 weeks.
(3)	Includes retail co-payments of $2,003 million for the fourth quarter, $1,802 million for the third quarter, $1,796 million for the second quarter and $1,836 million for the first quarter of 2005.

        Product net revenues for 2006 include the favorable closure of a client rebate matter of $19 million and the settlement of a client audit matter of $10 million, both of which were recorded in the second quarter, and an additional client-related benefit of $16 million recorded in the first quarter. SG&A expenses for the first quarter of 2006 include a pre-tax legal settlements charge of $162.6 million, which reflected an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed federal legal matters. The settlement agreements for these three matters were signed and approved by the District Court on October 23, 2006.

As a result of the adoption of SFAS 123R in the first quarter of 2006, we have recorded stock option expenses in 2006. Stock option expenses are not recorded in the 2005 results. Total 2006 stock option expense reflected in income before provision for income taxes amounted to $13.1 million for the fourth quarter, $14.8 million for the third quarter, $14.8 million for the second quarter and $20.9 million for the first quarter. The majority of the 2006 stock option expenses are recorded in SG&A expenses. The 2006 provision for income taxes includes net non-recurring tax benefits of $7.5 million recorded in the fourth quarter, as well as $6.6 million and $5.9 million recorded in the third quarter and second quarter, respectively.

The 2005 provision for income taxes includes a $25.7 million non-recurring tax benefit related to adjustments to Medco’s net deferred tax liabilities associated with an enacted change in a state income tax law and the receipt of a favorable state income tax ruling. The results of Accredo are included in five weeks of the third quarter of 2005, reflecting the August 18, 2005 acquisition, and for all of the subsequent quarters.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

A description of quantitative and qualitative disclosures about market risk is contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate and Foreign Exchange Risk.”

Item 8.	Financial Statements and Supplementary Data.

I NDEX TO CONSOLIDATED FINANCIAL STATEMENTS*

*	Selected quarterly financial data for the fiscal years ended December 30, 2006 and December 31, 2005 is included herein under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Condensed Interim Financial Data (Unaudited).”

See Item 9A, “Controls and Procedures,” for Management’s Report on Internal Control over Financial Reporting.

See Item 15, “Exhibits, Financial Statement Schedules,” for financial statement Schedule II, Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medco Health Solutions, Inc.:

We have completed integrated audits of Medco Health Solutions, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Medco Health Solutions, Inc. and its subsidiaries (the “Company”) at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 22, 2007

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	December 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$818.5	$888.2
Short-term investments	68.4	56.6
Manufacturer accounts receivable, net	1,531.6	1,557.4
Client accounts receivable, net	1,294.9	1,195.4
Inventories, net	1,676.8	1,527.1
Prepaid expenses and other current assets	273.4	259.9
Deferred tax assets	191.4	321.0

Total current assets	5,855.0	5,805.6
Income taxes receivable	212.9	—
Property and equipment, net	649.7	672.3
Goodwill	5,108.7	5,152.3
Intangible assets, net	2,523.1	2,741.6
Other noncurrent assets	38.7	75.9

Total assets	$14,388.1	$14,447.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,884.2	$2,635.9
Client rebates and guarantees payable	886.1	787.4
Accrued expenses and other current liabilities	656.2	556.7
Short-term debt	325.0	450.0
Current portion of long-term debt	75.3	75.5

Total current liabilities	4,826.8	4,505.5
Long-term debt, net	866.4	943.9
Deferred tax liabilities	1,161.3	1,213.8
Other noncurrent liabilities	30.1	60.3

Total liabilities	6,884.6	6,723.5

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued: 317,509,349 shares at December 30, 2006 and 312,000,754 shares at December 31, 2005	3.2	3.1
Accumulated other comprehensive income	15.3	—
Additional paid-in capital	7,156.2	6,913.3
Unearned compensation	—	(39.8)
Retained earnings	1,885.1	1,254.9

	9,059.8	8,131.5
Treasury stock, at cost: 29,060,895 shares at December 30, 2006 and 7,743,113 shares at December 31, 2005	(1,556.3)	(407.3)

Total stockholders’ equity	7,503.5	7,724.2

Total liabilities and stockholders’ equity	$14,388.1	$14,447.7

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except for per share data)

For Fiscal Years Ended	December 30, 2006	December 31, 2005*	December 25, 2004
Product net revenues (Includes retail co-payments of $7,394 for 2006, $7,436 for 2005, and $6,773 for 2004)	$42,022.6	$37,455.0	$35,024.4
Service revenues	521.1	415.9	327.5

Total net revenues	42,543.7	37,870.9	35,351.9

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $7,394 for 2006, $7,436 for 2005, and $6,773 for 2004)	40,012.5	35,827.8	33,496.6
Cost of service revenues	125.8	100.2	132.8

Total cost of revenues	40,138.3	35,928.0	33,629.4
Selling, general and administrative expenses	1,109.2	757.6	676.4
Amortization of intangibles	218.5	192.5	179.9
Interest and other (income) expense, net	65.9	39.9	59.9

Total cost of operations	41,531.9	36,918.0	34,545.6

Income before provision for income taxes	1,011.8	952.9	806.3
Provision for income taxes	381.6	350.9	324.7

Net income	$630.2	$602.0	$481.6

Basic earnings per share:
Weighted average shares outstanding	297.2	288.1	271.9

Earnings per share	$2.12	$2.09	$1.77

Diluted earnings per share:
Weighted average shares outstanding	301.6	293.5	274.7

Earnings per share	$2.09	$2.05	$1.75

*	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Shares in thousands; $ in millions, except for per share data)

	Shares of Common Stock Issued	Shares of Treasury Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total
Balances at December 27, 2003	270,533	—	$2.7	$—	$4,913.4	$(7.4)	$171.3	$—	$5,080.0

Net income	—	—	—	—	—	—	481.6	—	481.6

Total comprehensive income	—	—	—	—	—	—	481.6	—	481.6
Issuance of common stock for options exercised, including tax benefit	3,522	—	—	—	108.1	—	—	—	108.1
Issuance of common stock under the Employee Stock Purchase Plan	241	—	—	—	7.0	—	—	—	7.0
Restricted stock unit activity, net	140	—	—	—	0.2	4.2	—	—	4.4
Adjustment to deferred taxes existing as of the spin-off date	—	—	—	—	38.3	—	—	—	38.3

Balances at December 25, 2004	274,436	—	2.7	—	5,067.0	(3.2)	652.9	—	5,719.4

Net income(1)	—	—	—	—	—	—	602.0	—	602.0

Total comprehensive income	—	—	—	—	—	—	602.0	—	602.0
Shares issued in connection with the Accredo acquisition	24,434	—	0.3	—	1,212.7	—	—	—	1,213.0
Medco stock options issued in connection with the Accredo acquisition	—	—	—	—	100.6	—	—	—	100.6
Issuance of common stock for options exercised, including tax benefit	12,915	—	0.1	—	471.7	(0.2)	—	—	471.6
Issuance of common stock under the Employee Stock Purchase Plan	165	—	—	—	6.8	—	—	—	6.8
Restricted stock and restricted stock unit activity, including tax benefit	51	—	—	—	54.5	(36.4)	—	—	18.1
Treasury stock acquired	—	7,743	—	—	—	—	—	(407.3)	(407.3)

Balances at December 31, 2005	312,001	7,743	3.1	—	6,913.3	(39.8)	1,254.9	(407.3)	7,724.2

Net income	—	—	—	—	—	—	630.2	—	630.2

Total comprehensive income	—	—	—	—	—	—	630.2	—	630.2
Adjustment to initially apply FASB Statement No. 158(2), net of tax	—	—	—	15.3	—	—	—	—	15.3
Issuance of common stock for options exercised, including tax benefit	5,237	—	0.1	—	181.4	—	—	—	181.5
Issuance of common stock under employee stock purchase plans	179	—	—	—	10.0	—	—	—	10.0
Restricted stock and restricted stock unit activity, including tax benefit	92	—	—	—	29.5	—	—	—	29.5
Reversal of unearned compensation	—	—	—	—	(39.8)	39.8	—	—	—
Stock-based compensation related to options	—	—	—	—	61.8	—	—	—	61.8
Treasury stock acquired	—	21,318	—	—	—	—	—	(1,149.0)	(1,149.0)

Balances at December 30, 2006	317,509	29,061	$3.2	$15.3	$7,156.2	$—	$1,885.1	$(1,556.3)	$7,503.5

(1)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.
(2)	See Note 2, “Summary of Significant Accounting Policies—Pension and Other Postretirement Benefits including the recently Adopted Accounting Standard, SFAS 158,” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

For Fiscal Years Ended	December 30, 2006	December 31, 2005*	December 25, 2004
Cash flows from operating activities:
Net income	$630.2	$602.0	$481.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173.6	165.0	197.6
Amortization of intangibles	218.5	192.5	179.9
Deferred income taxes	(99.8)	(233.0)	78.6
Stock-based compensation on employee stock plans	95.6	17.2	4.4
Tax benefit on employee stock plans	60.6	116.1	13.5
Excess tax benefits from stock-based compensation arrangements	(33.1)	—	—
Other	51.0	20.9	17.9
Net changes in assets and liabilities (net of acquisition effects, 2005 only):
Manufacturer accounts receivable	25.5	(110.3)	(16.8)
Client accounts receivable	(146.9)	(113.5)	62.6
Inventories	(149.7)	(40.8)	(102.2)
Prepaid expenses and other current assets	(18.5)	(187.4)	29.0
Deferred income taxes	162.9	—	—
Income taxes receivable	(212.9)	—	—
Other noncurrent assets	25.9	37.8	(10.7)
Claims and other accounts payable	248.3	627.4	(94.4)
Client rebates and guarantees payable	98.7	(145.9)	58.3
Accrued expenses and other noncurrent liabilities	111.1	92.8	(187.8)

Net cash provided by operating activities	1,241.0	1,040.8	711.5

Cash flows from investing activities:
Cash paid for Accredo Health, Incorporated, net of cash acquired	—	(989.4)	—
Cash paid for selected assets of Pediatric Services of America, Inc.	—	(72.5)	—
Capital expenditures	(151.0)	(132.1)	(98.1)
Purchases of securities and other investments	(121.9)	(75.5)	(69.7)
Proceeds from sale of securities and other investments	117.4	83.2	65.9

Net cash used by investing activities	(155.5)	(1,186.3)	(101.9)

Cash flows from financing activities:
Proceeds from long-term debt	—	750.0	800.0
Repayments on long-term debt	(75.5)	(1,265.2)	(1,000.0)
Proceeds under accounts receivable financing facility	150.0	450.0	—
Repayments under accounts receivable financing facility	(275.0)	—	—
Debt issuance costs	(0.5)	(2.5)	(4.2)
Purchase of treasury stock	(1,149.0)	(407.3)	—
Excess tax benefits from stock-based compensation arrangements	33.1	—	—
Proceeds from employee stock plans	161.7	363.2	101.6

Net cash used by financing activities	(1,155.2)	(111.8)	(102.6)

Net (decrease) increase in cash and cash equivalents	(69.7)	(257.3)	507.0
Cash and cash equivalents at beginning of year	888.2	1,145.5	638.5

Cash and cash equivalents at end of year	$818.5	$888.2	$1,145.5

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$89.9	$72.2	$60.6

Income taxes	$401.4	$369.6	$391.6

Non-cash investing and financing activities related to the Accredo acquisition:
Fair value of assets acquired (including approximately $1,797.1 million of goodwill and $770.1 million of intangibles)	$—	$3,343.4	$—
Cash paid in the acquisition	$—	$(1,108.4)	$—
Issuance of approximately 24 million shares of common stock	$—	$(1,213.0)	$—
Issuance of converted stock options for the purchase of approximately 4.5 million shares of common stock, net of approximately $0.2 million allocated to unearned compensation	$—	$(100.6)	$—

Liabilities assumed	$—	$921.4	$—

*	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

Medco Health Solutions, Inc., (“Medco” or the “Company”), is the nation’s leading pharmacy benefit manager (“PBM”) based on net revenues. Medco’s prescription drug benefit programs are designed to moderate the cost and enhance the quality of pharmacy health care for private and public employers, health plans, labor unions and government agencies, and for individuals served by the Medicare Part D Prescription Drug Program (“Medicare Part D”). Medco serves the needs of patients with complex conditions requiring sophisticated treatment through its specialty pharmacy operation, which became the nation’s largest with the Company’s acquisition of Accredo Health, Incorporated (“Accredo”) on August 18, 2005, as further discussed in Note 4, “Acquisitions of Businesses.” When the term “mail order” is used, Medco means its mail-order pharmacy operations, as well as Accredo’s specialty pharmacy operations.

Medco was spun off as an independent publicly traded enterprise on August 19, 2003, prior to which it was a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”) since November 18, 1993.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years. The Company’s fiscal years ended on the last Saturday in December. Fiscal years 2006 and 2004 each are comprised of 52 weeks and 2005 is comprised of 53 weeks. Unless otherwise stated, references to years in the consolidated financial statements relate to fiscal years.

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

Cash and Cash Equivalents. Cash includes currency on hand and demand deposits with banks or other financial institutions. Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. As a result of the Company’s normal payment cycle, cash disbursement accounts representing outstanding checks not yet presented for payment of $1,331.6 million and $1,067.9 million have been reclassified to cash, and claims and other accounts payable at December 30, 2006 and December 31, 2005, respectively. No overdraft or unsecured short-term loan exists in relation to these negative balances.

Short-Term Investments. The Company has investments in U.S. government securities that are carried at fair value and classified as available for sale, with unrealized gains and losses included as a separate component of equity, net of tax. These investments, totaling $68.4 million and $56.6 million as of December 30, 2006 and December 31, 2005, respectively, have maturities of less than one year and are held to satisfy the statutory capital and other requirements for the Company’s insurance subsidiaries.

Financial Instruments. The carrying amount of cash, short-term investments in marketable securities, trade accounts receivable and claims and other accounts payable approximated fair values as of December 30, 2006 and December 31, 2005. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their cash flows. The fair value of the Company’s $500 million senior notes was $541 million and $548 million at December 30, 2006 and December 31, 2005, respectively, and was estimated based on quoted market prices. The fair value of the term loan obligations outstanding under the Company’s senior unsecured bank credit facility approximates its carrying value and was estimated using current interbank market prices. The fair value of the Company’s obligation under its interest rate swap agreements was $11.9 million and $9.3 million at December 30, 2006 and December 31, 2005, respectively, and was based on quoted market prices that reflect the present values of the differences between future fixed rate payments and estimated future variable rate receipts. The fair value of the accounts receivable financing facility approximates its market value. See Note 8, “Debt and Refinancing,” for additional information.

Manufacturer Accounts Receivable, Net. Manufacturer accounts receivable, net, includes billed and estimated unbilled receivables from manufacturers for earned rebates and other prescription services. Unbilled rebates receivable from manufacturers are generally billed beginning 30 days from the end of each quarter. As of December 30, 2006 and December 31, 2005, total unbilled receivables from manufacturers amounted to $993.7 million and $947.9 million, respectively, reflecting the timing associated with the quarterly contractual billing schedule with manufacturers.

Client Accounts Receivable, Net. Client accounts receivable, net, includes billed and estimated unbilled receivables from clients for the PBM and specialty pharmacy business. Unbilled PBM receivables from clients are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled PBM receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Client accounts receivable, net, also includes a credit for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. The Company’s client accounts receivable also include premiums receivable, which are comprised of amounts from the Center for Medicare & Medicaid Services (“CMS”) for the Medicare Part D Prescription Drug Program (“PDP”) product offering and premiums from members.

A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result of these characteristics, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle. As of December 30, 2006 and December 31, 2005, total unbilled receivables from clients amounted to $1,338.9 million and $1,234.7 million, respectively, reflecting the timing of billing cycles.

As of December 30, 2006 and December 31, 2005, identified specialty pharmacy client accounts receivable from payors and patients amounted to $401.5 million and $399.6 million, respectively. Client accounts receivable are presented net of allowance for doubtful accounts and contractual allowances of $81.8 million at December 30, 2006 and $67.3 million at December 31, 2005, including $65.1 million and $62.0 million, respectively, for specialty pharmacy. The relatively higher allowance for specialty pharmacy reflects a different credit risk profile than the PBM business, characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. In addition, for 2006, the allowance also reflects amounts associated with member premiums for the Company’s Medicare Part D product offering. The Company regularly reviews and analyzes the adequacy of the allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted. See Note 13, “Segment Reporting,” for more information on the Specialty Pharmacy segment.

Concentrations of Risks. In each of 2006 and 2005, the Company had one client that represented 23% of net revenues. In 2004, this client represented 18% of net revenues. None of the Company’s other clients individually represented more than 10% of net revenues in 2006, 2005 or 2004. The Company has credit risk associated with certain accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Concentration of credit risk relating to these accounts receivable is limited by the diversity and number of patients and payors.

The Company derives a substantial portion of its specialty pharmacy segment revenue from the sale of specialty drugs provided by a limited number of single-source biopharmaceutical manufacturers.

Inventories, Net. Inventories, net, are located in the Company’s mail-order pharmacies and in warehouses, consist solely of finished product (primarily prescription drugs), and are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment, Net. Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method for assets with useful lives ranging from three to 45 years. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the useful lives of the assets. In accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to the existing system, are expensed as incurred.

Net Revenues. Product net revenues consist principally of sales of prescription drugs to clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or through the Company’s mail-order pharmacies. The majority of the Company’s product net revenues are derived on a fee-for-service basis. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. The Company recognizes product revenues when the prescriptions are dispensed through retail pharmacies in the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies and received by members and patients. The Company evaluates client contracts using the indicators of Emerging Issues Task Force No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent” (“EITF 99-19”), to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in most of its transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (co-payment), as well as the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, who are members of clients’ plans, and (e) has credit risk for the price due from the client. In limited instances where the Company adjudicates prescriptions at pharmacies that are under contract directly with the client and there are no financial risks to the Company, such revenue is recorded at the amount of the administrative fee earned by the Company for processing the claim (“Net Reporting”).

The Company’s product net revenues also include premiums associated with the Company’s Medicare Part D PDP product offering. This product involves prescription dispensing for members covered under the CMS-sponsored Medicare Part D benefit. Commencing January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage pursuant to two contracts by and between CMS and two of the Company’s insurance company subsidiaries. The Company provides a standard drug benefit that represents either (i) the minimum level of benefits mandated by Congress, or (ii) enhanced coverage, on behalf of certain clients, which represents benefits in excess of the standard drug benefit in exchange for additional premiums.

The PDP premiums are determined based on the Company’s annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares the Company’s actual annual drug costs incurred to the targeted premiums in the Company’s CMS-approved bid. Based on specific collars in the risk corridor, the Company will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. The Company calculates the risk corridor adjustment on a quarterly basis based on drug cost experience to date and records an adjustment to product net revenues with a corresponding account receivable or payable to CMS reflected on the consolidated balance sheets. For 2006, premium revenues for the Company’s PDP product were $465 million, or approximately 1% of total net revenues of $42.5 billion.

In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low income membership. The subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, subsidies are reconciled with actual costs and residual subsidy advance receipts are payable to CMS. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of EITF 99-19 are met.

The Company’s agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require the Company to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to any willing pharmacy; (vii) provide emergency out-of-network coverage; and (viii) adopt a comprehensive Medicare and Fraud, Waste and Abuse compliance program. Contractual or regulatory non-compliance may entail significant sanctions and monetary penalties.

Rebates and guarantees regarding the level of service the Company will provide to the client or member or the minimum level of rebates or discounts the client will receive are deducted from product net revenue as they are earned by the client. Rebates are generally credited or paid to clients subsequent to collections from pharmaceutical manufacturers, although there are certain instances where rebates are paid to clients on a more accelerated basis. Other contractual payments made to clients are generally made upon initiation of contracts as implementation allowances, which may, for example, be designated by clients as funding for their costs to transition their plans to the Company. The Company considers these payments to be an integral part of the Company’s pricing of a contract and believes that they represent only a variability in the timing of cash flows that does not change the underlying economics of the contract. Accordingly, these payments are capitalized and amortized as a reduction of product net revenue, generally on a straight-line basis, over the life of the contract where the payments are refundable upon cancellation of the contract or relate to noncancelable contracts. Amounts capitalized are assessed periodically for recoverability based on the profitability of the contract.

Service revenues consist principally of administrative fees and clinical program fees earned from clients and other non-product related revenues, sales of prescription services to pharmaceutical manufacturers and data to other parties, and performance-oriented fees paid by specialty pharmacy manufacturers. Service revenues are recorded by the Company when performance occurs and collectibility is assured.

Cost of Revenues. Cost of product net revenues includes the cost of inventory dispensed from the mail-order pharmacies, along with direct dispensing costs and associated depreciation. Cost of product net revenues also includes ingredient costs of drugs dispensed by and professional fees paid to retail network pharmacies. In addition, cost of product net revenues includes the operating costs of the Company’s call center pharmacies, which primarily respond to member and retail pharmacist inquiries regarding member prescriptions, as well as physician calls. Cost of product net revenues also includes an offsetting credit for rebates earned from pharmaceutical manufacturers whose drugs are included on the Company’s preferred drug lists, which are also known as formularies. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying estimated rebatable prescription drugs dispensed through the Company’s retail network and through the Company’s mail-order pharmacies by the contractually agreed manufacturer rebate amount.

Rebates receivable estimates are revised to actual, with the difference recorded to cost of revenues, upon billing to the manufacturer, generally 30 to 90 days subsequent to the end of the applicable quarter. These bills are not issued until the necessary specific eligible claims and third party market share data is received and thoroughly analyzed. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized and recorded to actual amounts billed has not been material to the Company’s results of operations.

The Company’s cost of product net revenues also includes the cost of drugs dispensed by the Company’s mail-order pharmacies or retail network for members covered under the Company’s Medicare Part D PDP product offering and are recorded at cost as incurred. The Company receives a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $3,600 (the threshold applicable for 2006). The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, residual subsidy advance receipts are payable to CMS.

Cost of service revenues consists principally of labor and operating costs for delivery of services provided, and costs associated with member communication materials.

Goodwill. Goodwill of $5,108.7 million at December 30, 2006 and $5,152.3 million at December 31, 2005 represents, for the PBM business, the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck in 1993, and, to a significantly lesser extent, the Company’s acquisition of ProVantage Health Services, Inc. (“ProVantage”), in 2000. Goodwill also includes, for the specialty pharmacy business, a portion of the excess of the Accredo purchase price over tangible net assets acquired and, to a significantly lesser extent, a portion of the excess of the purchase price over tangible net assets related to the acquisition of selected assets of Pediatric Services of America, Inc. (“Pediatric Services”) in 2005. See Note 4, “Acquisitions of Businesses,” for more information. The Company tests its goodwill for impairment on an annual basis, or whenever events, such as a protracted decline in the Company’s stock price or other changes in circumstances indicate that the carrying amount may not be recoverable, using a two-step fair-value based test. The most recent assessment of goodwill impairment for each of the designated reporting units was performed as of September 30, 2006, and the recorded goodwill was determined not to be impaired.

Intangible Assets, Net. Intangible assets, net, of $2,523.1 million at December 30, 2006 and $2,741.6 million at December 31, 2005, (net of accumulated amortization of $1,442.6 million at December 30, 2006 and $1,224.1 million at December 31, 2005) primarily reflect, for the PBM business, the value of client relationships that arose in connection with the acquisition of the Company by Merck in 1993 and that have been pushed down to the consolidated balance sheets of the Company, and also include, for the specialty pharmacy business, the portion of the excess of the Accredo purchase price over tangible net assets acquired that has been allocated to intangible assets. See Note 4, “Acquisitions of Businesses,” for more information. These intangible assets are recorded at cost and are reviewed for impairment whenever events, such as losses of significant clients or biotechnology manufacturer contracts, or other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, the carrying amount of the assets is compared to the pre-tax undiscounted expected future cash flows derived from the lowest appropriate asset groupings. If this comparison indicates that there is an impairment, the amount of the impairment would be calculated using discounted expected future cash flows.

Effective with the Accredo acquisition on August 18, 2005, the weighted average useful life of intangible assets subject to amortization is 23 years in total and by major asset class are approximately 23 years for the PBM client relationships and approximately 22 years for the Accredo intangibles, with the annual intangible amortization expense increasing to $218.5 million in 2006 from an annual amount of $179.9 million prior to the acquisition.

Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates.

Use of Estimates. The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as accruals for rebates receivable and payable, client guarantees, depreciable/useful lives, allowance for doubtful accounts, testing for impairment of long-lived assets, testing for impairment of goodwill and intangible assets, stock-based compensation, income taxes, pension and other postretirement benefit plan assumptions, amounts recorded for contingencies, and other reserves, as well as CMS-related activity, including the risk corridor adjustment and cost share and catastrophic reinsurance subsidies. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Operating Segments. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has two reportable segments, PBM and Specialty Pharmacy. See Note 13, “Segment Reporting,” for more information. Both the PBM and Specialty Pharmacy segments operate in one geographic region, which includes the United States and Puerto Rico.

Earnings per Share (“EPS”). The Company reports EPS in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic EPS are computed by dividing net income by the weighted average number of shares of common stock issued and outstanding during the reporting period. SFAS 128 requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The Company granted options of 3.4 million shares in fiscal 2006, 8.4 million shares in fiscal 2005, inclusive of 4.6 million shares as the result of the conversion of the Accredo options outstanding, and 6.6 million shares in fiscal 2004, at the fair market value on the date of grant. For the years ended December 30, 2006, December 31, 2005 and December 25, 2004, there were outstanding options to purchase 3.6 million, 1.1 million and 1.4 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations. These outstanding options may be dilutive to future EPS calculations.

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

Fiscal Years	2006	2005	2004
Weighted average shares outstanding	297.2	288.1	271.9
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	4.4	5.4	2.8

Weighted average shares outstanding assuming dilution	301.6	293.5	274.7

The increase in the weighted average shares outstanding and diluted weighted average shares outstanding reflect approximately 24 million shares issued in August 2005 in connection with the Accredo acquisition, as well as the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options, partially offset by share repurchases. In accordance with SFAS 128, treasury shares, on a weighted average basis, are not considered part of the basic or diluted shares outstanding.

Pension and Other Postretirement Benefits including the Recently Adopted Financial Accounting Standard, SFAS 158. On December 30, 2006, the last day of fiscal year 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet on a prospective basis and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income.

SFAS 158 is applicable to the Company’s pension and postretirement healthcare benefit plans and resulted in the recording of a noncurrent liability of $6.5 million for the pension plans and a reduction in the noncurrent liability for the postretirement healthcare benefits plan of $36.0 million. The following table illustrates the incremental effects of applying SFAS 158 on the individual line items in the consolidated balance sheet ($ in millions):

	As of December 30, 2006 Before Application	SFAS 158 Adjustments	As of December 30, 2006 After Application
Prepaid expenses and other current assets	$278.7	$(5.3)	$273.4
Deferred tax assets	$205.4	$(14.0)	$191.4
Total assets	$14,407.4	$(19.3)	$14,388.1
Accrued expenses and other current liabilities	$657.0	$(0.8)	$656.2
Deferred tax liabilities	$1,165.6	$(4.3)	$1,161.3
Other noncurrent liabilities	$59.6	$(29.5)	$30.1
Total liabilities	$6,919.2	$(34.6)	$6,884.6
Accumulated other comprehensive income	$—	$15.3	$15.3
Total stockholders’ equity	$7,488.2	$15.3	$7,503.5

The determination of the Company’s obligation and expense for pension and other postretirement benefits is based on management’s assumptions, which are developed with the assistance of actuaries, including an appropriate discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and healthcare costs. See Note 9, “Pension and Other Postretirement Benefits,” for more information concerning the adoption of SFAS 158 and the Company’s pension and other postretirement benefit plans’ assumptions.

Other Comprehensive Income and Accumulated Other Comprehensive Income. Total comprehensive income includes unrealized investment gains and losses and, prior to the aforementioned adoption of SFAS 158 on December 30, 2006, changes in the minimum pension liability excluded from the consolidated statements of income that were recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. As of December 30, 2006, accumulated other comprehensive income includes the net losses and prior service costs and credits related to the Company’s pension and other postretirement benefit plans recognized upon the initial application of SFAS 158, net of tax. See Note 9, “Pension and Other Postretirement Benefits,” for additional information.

Contingencies. The Company is currently involved in various legal proceedings and other disputes with third parties that arise from time to time in the ordinary course of business. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of such claims or defense against such claims. See Note 14, “Commitments and Contingencies,” for additional information.

Stock-Based Compensation including the Recently Adopted Financial Accounting Standard, SFAS 123R. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors including employee stock options and employee stock purchase plans. SFAS 123R supersedes the Company’s previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods subsequent to December 31, 2005. In March 2005, the Securities and Exchange Commission (“SEC’) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the fiscal year ended December 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R as the Company did not record stock-based compensation expense related to employee stock options and employee stock purchase plans. Stock-based compensation expense related to employee stock options and employee stock purchase plans recognized under SFAS 123R for the fiscal year ended December 30, 2006 amounted to $63.5 million on a pre-tax basis.

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

In addition, SFAS 123R requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $33.1 million for the year ended December 30, 2006, be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. In accordance with SAB 107, the Company classifies stock-based compensation within cost of product net revenues and selling, general and administrative expenses to correspond with the line items in which cash compensation paid to employees and directors is recorded.

Stock-based compensation expense recognized in the Company’s consolidated statements of income for the fiscal year ended December 30, 2006 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123. Additionally, the Company’s consolidated statement of income for the year ended December 30, 2006 includes compensation expense for the stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) to the straight-line single option method.

As stock-based compensation expense recognized in the Company’s consolidated statement of income for the year ended December 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures in the same manner under SFAS 123R as it did prior to its adoption.

Stock-based compensation expense related to stock options and employee stock purchase plans recognized for the year ended December 30, 2006 as a result of the adoption of SFAS 123R was comprised as follows ($ in millions, except for per share data):

Fiscal Year Ended	December 30, 2006
Cost of product net revenues	$10.1
Selling, general and administrative expenses	53.4

Stock-based compensation expense, before taxes	63.5
Related income tax benefits	(24.9)

Stock-based compensation expense, net of taxes(1)	$38.6

Earnings per share effect:
Basic	$0.13
Diluted	$0.13

(1)	Stock-based compensation expense includes stock option expense of $37.5 million ($61.8 million pre-tax), and employee stock purchase plan expense of $1.1 million ($1.7 million pre-tax).

The pro forma net income and earnings per share for fiscal years 2005 and 2004, which reflect results as if the Company had applied the fair value method for recognizing employee stock-based compensation to the stock options and the employee stock purchase plan, are as follows ($ in millions, except for per share data):

Fiscal Years	2005(1)	2004
Net income, as reported	$602.0	$481.6
Stock-based compensation expense related to options and the employee stock purchase plan, net of tax(2)	(60.2)	(89.0)

Pro forma net income, including stock-based compensation expense	$541.8	$392.6

Basic earnings per share:
As reported	$2.09	$1.77
Effect of stock-based compensation expense related to options and the employee stock purchase plan	(0.21)	(0.33)

Pro forma	$1.88	$1.44

Diluted earnings per share:
As reported	$2.05	$1.75
Effect of stock-based compensation expense related to options and the employee stock purchase plan	(0.21)	(0.32)

Pro forma	$1.84	$1.43

(1)	53-week fiscal year.
(2)

Pro forma stock-based compensation expense for the year ended December 31, 2005 includes stock option expense of $59.5 million ($98.7 million pre-tax), and employee stock purchase plan expense of $0.7 million ($1.2 million pre-tax). Pro forma stock-based compensation expense for the year ended December 25, 2004 includes stock option expense of $88.3 million ($147.7 million pre-tax), and employee stock purchase plan expense of $0.7 million ($1.2 million pre-tax).

Net income, as reported, also includes stock-based compensation expense related to restricted stock and restricted stock units for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 of $19.5 million ($32.1 million pre-tax), $10.4 million ($17.2 million pre-tax) and $2.6 million ($4.4 million pre-tax), respectively. The increase in restricted stock and restricted stock unit expense reflects restricted stock units becoming a larger component of total employee stock compensation.

See Note 11, “Stock-Based Compensation,” for additional information concerning the Company’s stock-based compensation plans.

Recent Accounting Pronouncements. In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is only permitted at the beginning of a company’s fiscal year, provided that interim financial statements for that fiscal year have not yet been issued. As a result, the Company will adopt the provisions of FIN 48 in the first quarter of 2007. Upon adoption, the Company expects to recognize a decrease of approximately $45 million, or approximately $30 million net of federal income tax benefit, in the liability for previously provided accruals for state income tax contingencies no longer required under the technical guidance of FIN 48, and a corresponding increase in retained earnings. The expected impact may change based on further analysis. Subsequent to the adoption, any additional reserve reductions will be reflected in the provision for income taxes.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the objective of which is to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income and the consolidated balance sheet and related financial statement disclosures. The Company’s adoption of SAB 108 did not have a material impact on its consolidated financial statements.

Financial Statement Revision. The Company has revised its classification of certain components of accounts receivable, net. Historically, accounts receivable, net, was presented on the balance sheet including manufacturer accounts receivable for rebates and fees due from manufacturers, accounts receivable from clients, and an offset for the majority of the rebate pass-back and guarantee payables to clients. This presentation is consistent with what was previously disclosed in the Company’s significant accounting policies.

The Company has revised the classification of these accounts receivable in its balance sheet by disclosing net accounts receivable from clients separately from the corresponding rebate and guarantee payable to those clients where the liability is ultimately paid in the form of a check or wire in contrast to an invoice credit. When the client rebate liability is settled as an invoice credit, the client accounts receivable balances continue to be recorded on a net basis. In addition, the Company is disclosing, as a separate line item, the accounts receivable from manufacturers.

These revisions do not affect the Company’s previously reported consolidated statements of income, including earnings per share, changes in stockholders’ equity, net cash provided by operating activities or total cash flows in the consolidated statements of cash flows. In addition, they do not result in any changes to working capital, which is defined as current assets minus current liabilities.

The Company has made conforming changes to the December 31, 2005 consolidated balance sheet and its fiscal 2005 and 2004 consolidated statements of cash flows for the accounts receivable revisions. A summary of the effects of these revisions are as follows ($ in millions):

	Consolidated Balance Sheet at December 31, 2005
	As Previously Reported	After Revision
Accounts Receivable, net	$2,008.1
Manufacturer accounts receivable, net		$1,557.4
Client accounts receivable, net		$1,195.4
Total current assets	$5,060.9	$5,805.6
Total assets	$13,703.0	$14,447.7
Claims and other accounts payable	$2,678.6	$2,635.9
Client rebates and guarantees payable		$787.4
Total current liabilities	$3,760.8	$4,505.5
Total liabilities	$5,978.8	$6,723.5

	Consolidated Statements of Cash Flows Increase (decrease) in cash
	As Previously Reported		After Revision
	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004
Accounts Receivable	$(50.7)	$(164.1)
Manufacturer accounts receivable			$(110.3)	$(16.8)
Client accounts receivable			$(113.5)	$62.6
Current liabilities and other non-current liabilities	$401.2	$(14.0)
Claims and other accounts payable			$627.4	$(94.4)
Client rebates and guarantees payable			$(145.9)	$58.3
Accrued expenses and other noncurrent liabilities			$92.8	$(187.8)
Net cash provided by operating activities	$1,040.8	$711.5	$1,040.8	$711.5
Net (decrease) increase in cash and cash equivalents	$(257.3)	$507.0	$(257.3)	$507.0

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation as a result of the adoption of SFAS 123R in fiscal year 2006. Specifically, on the consolidated statements of cash flows, stock-based compensation expense related to restricted stock and restricted stock units for the years ended December 31, 2005 and December 25, 2004 of $17.2 million on a pre-tax basis and $4.4 million on a pre-tax basis, respectively, have been reclassified from “Other” adjustments to reconcile net income to net cash provided by operating activities to “Stock-based compensation on employee stock plans” within cash flows from operating activities. In addition, in Note 10, “Taxes on Income,” deferred tax assets related to stock-based compensation of $6.9 million as of December 31, 2005 have been reclassified from “Other” to “Stock-based Compensation.”

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

The Company has recorded reserves for these items, including a $162.6 million pre-tax charge that was recorded in the first fiscal quarter of 2006 in selling, general and administrative expenses, to cover these settlement charges and fees owed to the plaintiffs’ attorneys. The Company believes it is probable that the legal settlements charge will be tax deductible.

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

See Note 14, “Commitments and Contingencies,” for additional information on various lawsuits, claims proceedings and investigations that are pending against the Company and certain of its subsidiaries.

4. ACQUISITIONS OF BUSINESSES

Accredo. On August 18, 2005, the Company acquired all of the outstanding common stock of Accredo. Accredo offers a limited number of high cost drugs that are primarily injectable for the recurring treatment of chronic and potentially life threatening diseases. The Company acquired Accredo because it believes the combination of the two companies will accelerate its growth in the rapidly growing specialty pharmacy industry.

Under the terms of the Agreement and Plan of Merger dated February 22, 2005 (the “Merger Agreement”), Accredo shareholders received $22.00 in cash plus 0.49107 of a share of Medco common stock for each outstanding share of Accredo common stock. Approximately 24 million shares of Medco common stock were issued in connection with the acquisition. The aggregate purchase price amounted to $2.4 billion, including $1.2 billion in Medco common stock, $1.1 billion in cash and $0.1 billion of converted options. The $0.1 billion of converted options represents the acquisition date fair value of the Medco options issued in exchange for the outstanding Accredo options under the terms of the Merger Agreement. The transaction was accounted for under the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”). The purchase price has been allocated based upon the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of manufacturer relationships of $357.5 million, payor relationships of $204.6 million, trade names of $153.2 million, patient relationships of $50.9, non-compete agreements of $2.9 million and lease agreements of $1.0 million, which are being amortized using the straight-line method over an estimated weighted average useful life of approximately 22 years. These assets are included in intangible assets, net, in the consolidated balance sheets.

The purchase price reflects the fair value of Medco common stock issued in connection with the acquisition based on the Medco common stock average closing price for the three trading days including August 18, 2005, which was $49.64. The purchase price for Accredo was primarily determined on the basis of management’s expectations of future earnings and cash flows, and resulted in the recording of goodwill of $1.8 billion, which is not tax deductible. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized. The $1.1 billion cash component of the purchase price was financed with cash on hand and additional borrowings. See Note 8, “Debt and Refinancing,” for more information.

Accredo’s operating results from August 18, 2005, the date of acquisition, through December 30, 2006, are included in the accompanying consolidated financial statements. The unaudited pro forma results of operations of the Company and Accredo, prepared based on the purchase price allocation for Accredo described above and as if the Accredo acquisition had occurred at the beginning of each fiscal year presented, would have been as follows ($ in millions, except per share amounts):

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

The Company retained third-party valuation advisors to conduct analyses of the assets acquired and liabilities assumed in order to assist the Company with the purchase price allocation. These analyses were used by management in the determination of the final allocation, which was completed in August 2006. The following table summarizes the fair values of the assets acquired and liabilities assumed in the Accredo acquisition ($ in millions):

Final Allocation
Current assets	$715.2
Property and equipment, net	47.3
Goodwill	1,797.1
Identifiable intangible assets	770.1
Other noncurrent assets	13.7

Total assets acquired	3,343.4

Current liabilities	283.1
Long-term debt	343.0
Deferred income taxes	295.3

Total liabilities assumed	921.4

Net assets acquired	$2,422.0

Pediatric Services. On November 21, 2005, Accredo acquired a portion of Pediatric Services’ specialty pharmacy business consisting of selected assets for $72.5 million. The transaction was accounted for under the provisions of SFAS 141. The purchase price has been allocated based upon the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $32.6 million, has been allocated to goodwill, and $23.4 million has been allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of approximately 20 years. These assets are included in intangible assets, net, and goodwill, respectively, in the consolidated balance sheets. The pro forma amounts presented above exclude Pediatric Services due to immateriality.

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following ($ in millions):

	December 30, 2006	December 31, 2005
Land and buildings	$188.0	$186.0
Machinery, equipment and office furnishings	584.0	542.1
Computer software	825.6	738.7
Leasehold improvements	103.9	97.9
Construction in progress (primarily capitalized software development)	14.4	3.5

	1,715.9	1,568.2
Less accumulated depreciation	(1,066.2)	(895.9)

Property and equipment, net	$649.7	$672.3

Depreciation expense for property and equipment totaled $173.6 million, $165.0 million and $197.6 million in fiscal years 2006, 2005 and 2004, respectively.

6. LEASES

The Company leases pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, the Company leases pill dispensing and counting devices and other operating equipment for use in its mail-order pharmacies, as well as computer equipment for use in its data centers and corporate headquarters. Rental expense was $60.1 million, $54.3 million and $50.6 million for fiscal years 2006, 2005 and 2004, respectively. The minimum aggregate rental commitments under noncancelable leases, excluding renewal options, are as follows ($ in millions):

Fiscal Years Ending December
2007	$29.7
2008	25.7
2009	22.2
2010	13.5
2011	6.1
Thereafter	3.4

Total	$100.6

In the normal course of business, operating leases are generally renewed or replaced by new leases.

7. GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the Company’s goodwill and other intangible assets ($ in millions):

	December 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Goodwill:
PBM(1)	$4,123.6	$813.4	$3,310.2	$4,123.6	$813.4	$3,310.2
Accredo(2) (3)	1,798.5	—	1,798.5	1,842.1	—	1,842.1

Total	$5,922.1	$813.4	$5,108.7	$5,965.7	$813.4	$5,152.3

Intangible assets:
PBM client relationships(1)	$3,172.2	$1,391.4	$1,780.8	$3,172.2	$1,211.5	$1,960.7
Accredo(2)	793.5	51.2	742.3	793.5	12.6	780.9

Total	$3,965.7	$1,442.6	$2,523.1	$3,965.7	$1,224.1	$2,741.6

(1)

Principally comprised of the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck in 1993, and the recorded value of Medco’s client relationships at the time of acquisition and, to a significantly lesser extent, the Company’s acquisition of ProVantage in 2000.

(2)

Represents the Specialty Pharmacy segment primarily reflecting the excess of the Accredo purchase price over tangible net assets acquired, which has been allocated to goodwill and intangible assets, and, to a significantly lesser extent, the acquisition of selected assets of Pediatric Services. See Note 4 “Acquisitions of Businesses.”

(3)	Changes for the year ended December 30, 2006 primarily result from converted option activity associated with the acquisition of Accredo.

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

8. DEBT AND REFINANCING

The Company’s debt consists of the following ($ in millions):

	December 30, 2006	December 31, 2005
Short-term debt:
Current portion of long-term debt	$75.3	$75.5
Accounts receivable financing facility	325.0	450.0

Total short-term debt	400.3	525.5

Long-term debt:
Senior unsecured term loan	381.3	456.2
7.25% senior notes due 2013, net of unamortized discount	497.0	496.7
Other notes payable	—	0.3
Fair value adjustment for interest rate swap agreements	(11.9)	(9.3)

Total long-term debt	866.4	943.9

Total debt	$1,266.7	$1,469.4

Senior Bank Credit Facilities. The Company has a $1.5 billion senior unsecured credit facility, comprised of a $750 million term loan and a $750 million revolving credit facility. There was $456 million outstanding under the term loan facility as of December 30, 2006. The credit facilities bear interest at the London Interbank Offered Rate (“LIBOR”) plus a 0.5% margin. The weighted average LIBOR under the Company’s term loan obligations was 5.4% as of December 30, 2006. Principal payments under the term loan facility of $18.8 million are scheduled quarterly and began on December 30, 2005, with the final payment representing the remaining balance due on August 18, 2010. For the fiscal year ended December 30, 2006, the Company paid down $75 million representing required installment payments under the term loan obligations. The fair value of the term loan obligations outstanding under the senior unsecured bank credit facility approximates its carrying value and was estimated using current interbank market prices.

In connection with the Accredo acquisition in August 2005, the Company completed a refinancing of its senior secured credit facilities. The refinancing included an extinguishment of the existing $460 million senior secured term loans and the $250 million revolving credit facility, both of which were replaced with a new $1.25 billion senior unsecured credit facility, comprised of a $750 million term loan and a $500 million revolving credit facility. In order to provide additional financial flexibility, effective November 17, 2006, the revolving credit facility was increased from $500 million to $750 million.

Subsequent to the refinancing and through the fiscal year ended December 31, 2005, the Company paid down $219 million in outstanding debt, consisting of $19 million of required installment payments, and $200 million of additional discretionary payments. There was $531 million outstanding under the term loan facility as of December 31, 2005.

At December 30, 2006 under the $750 million revolving credit facility, there were no amounts outstanding, and the Company had approximately $737 million available for borrowing, exclusive of $13 million in issued letters of credit.

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

The estimated aggregate fair value of the senior notes equaled $541 million and $548 million at December 30, 2006 and December 31, 2005, respectively. The fair market value is based on quoted market prices.

The Company entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013 consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon quoted market prices that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented a net payable of $11.9 million and $9.3 million as of December 30, 2006 and December 31, 2005, respectively. These amounts were recorded in other noncurrent liabilities, with an offsetting amount recorded in long-term debt, net. These are the amounts that the Company would have had to pay to third parties if the derivative contracts had been settled. Under the terms of the swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month LIBOR plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest and other (income) expense, net. Interest expense was increased by $1.9 million for the year ended December 30, 2006 and reduced by $1.8 million and $4.5 million for the years ended December 31, 2005 and December 25, 2004, respectively, as a result of the swap agreements. The weighted average LIBOR associated with the swap agreements was 5.0%, 3.2% and 1.5% for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

Accounts Receivable Financing Facility. Through a wholly-owned subsidiary, the Company has a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebate accounts receivable. The accounts receivable financing facility was $500 million and effective July 31, 2006, the facility was increased to $600 million. There was $325 million outstanding under the accounts receivable financing facility on December 30, 2006.

The Company drew down $450 million under its accounts receivable financing facility in connection with the Accredo acquisition in 2005 and that amount was outstanding as of December 31, 2005. During the third and fourth quarters of 2006, the Company drew down $150 million and repaid $275 million under the facility. At December 30, 2006, there was $275 million available for borrowing under the facility. The fair value of the accounts receivable financing facility approximates its market value.

The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by the Company’s credit rating. The weighted average annual interest rate on amounts borrowed under the facility as of December 30, 2006 and December 31, 2005 was 5.51% and 4.27%, respectively.

Covenants. The senior unsecured credit facility, senior notes and accounts receivable financing facility contain covenants, including, among other items, minimum interest coverage and maximum leverage ratios. As of December 30, 2006 and December 31, 2005, the Company was in compliance with all covenants.

Aggregate Maturities and Interest Expense. The aggregate maturities of long-term debt, including current portion, for each of the next five fiscal years are as follows: 2007, $75.3 million; 2008, $75.0 million; 2009, $75.0 million; 2010, $231.3 million and thereafter, $500.0 million. Interest expense on total debt was $95.8 million in 2006, $73.9 million in 2005 and $69.1 million in 2004.

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

Fiscal Years	2006	2005	2004
Service cost	$17.2	$16.4	$15.4
Interest cost	6.6	6.0	5.6
Expected return on plan assets	(9.3)	(8.1)	(7.6)
Net amortization of actuarial losses	0.4	0.3	0.4

Net pension cost	$14.9	$14.6	$13.8

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net (credit) cost of these postretirement benefits consisted of the following components ($ in millions):

Fiscal Years	2006	2005	2004
Service cost	$0.8	$1.8	$2.1
Interest cost	0.7	1.8	2.2
Amortization of prior service credit	(4.3)	(4.3)	(4.4)
Net amortization of actuarial losses	0.7	1.7	2.4

Net postretirement benefit (credit) cost	$(2.1)	$1.0	$2.3

The activity for the year ended December 30, 2006 reflects a change in assumption regarding retiree participation based on recent plan experience under the amended plan design.

Pension Plan Assets. The Company’s pension plan asset allocation at December 30, 2006, December 31, 2005 and target allocation for 2007 by asset category are as follows:

Asset Category	Target Allocation 2007	Percentage of Plan Assets at
		December 30, 2006	December 31, 2005
U.S. equity securities	50-60%	56%	51%
International equity securities	12-18%	15%	15%
Fixed income*	27-33%	29%	34%

Total		100%	100%

*	Includes cash.

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

The pension plan seeks to achieve total returns both sufficient to meet expected future obligations, as well as returns greater than its policy benchmark reflecting the target weights of the asset classes used in its strategic asset allocation investment policy. The plan’s targeted strategic allocation to each asset class was determined through an asset/liability modeling study. The currently adopted strategic asset allocation targets approximately 70 percent in equity securities and 30 percent in fixed income and diversification within specific asset classes of these broad categories. The Company believes that the portfolio’s equity weighting strategy is consistent with investment goals and risk management practices applicable to the long-term nature of the plan’s benefit obligation.

Changes in Plan Assets, Benefit Obligation and Funded Status. On December 30, 2006, the last day of fiscal year 2006, the Company adopted SFAS 158 on a prospective basis and recognized the funded status of the pension and other postretirement benefit plans, which is the difference between the fair value of plan assets and the benefit obligation. Upon adoption, the Company recorded a net increase to accumulated other comprehensive income of $15.3 million, net of tax. The adoption also resulted in the recording of a noncurrent liability of $6.5 million for the pension plans and a reduction in the noncurrent liability for the postretirement healthcare benefits plan of $36.0 million.

Summarized information about the funded status and the changes in plan assets and benefit obligation is as follows ($ in millions):

Fiscal Years	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006		2005
Fair value of plan assets at beginning of year	$113.9	$105.5	$—		$—
Actual return on plan assets	13.6	5.6	—		—
Company contributions	11.8	11.0	1.6		1.9
Employee contributions	—	—	1.1		1.3
Benefits paid	(7.0)	(8.2)	(2.7)		(3.2)

Fair value of plan assets at end of year	$132.3	$113.9	$—		$—

Benefit obligation at beginning of year(1)	$123.5	$107.4	$33.2		$41.4
Service cost	17.2	16.4	0.8		1.8
Interest cost	6.6	6.0	0.7		1.8
Employee contributions	—	—	1.2		1.3
Actuarial (gains) losses	(1.5)	1.9	(20.0	)(2)	(9.9	)(2)
Benefits paid	(7.0)	(8.2)	(2.7)		(3.2)

Benefit obligation at end of year(1)	$138.8	$123.5	$13.2	(2)	$33.2

Funded status at end of year	$(6.5)	$(9.6)	$(13.2)		$(33.2)

Unrecognized net actuarial loss		17.2			33.8
Unrecognized prior service credit		(0.1)			(53.5)

Net asset (liability) recognized		$7.5			$(52.9)

(1)	Represents the projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other postretirement benefits.
(2)

The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the actuarial (gains) losses. In addition, the decrease in the benefit obligation includes the aforementioned change in assumption regarding retiree participation.

The net asset (liability) recognized at year-end 2006 and 2005 is as follows ($ in millions):

Fiscal Years	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Prepaid expenses and other current assets	$—	$8.1	$—	$—
Accrued expenses and other current liabilities	—	(0.6)	(1.4)	(2.1)
Other noncurrent liabilities	(6.5)	—	(11.8)	(50.8)

Net asset (liability)	$(6.5)	$7.5	$(13.2)	$(52.9)

The accumulated benefit obligation for all defined benefit plans was $126.8 million and $112.4 million at December 30, 2006 and December 31, 2005, respectively, and the projected benefit obligation for all defined benefit plans was $138.8 million and $123.5 million at December 30, 2006 and December 31, 2005, respectively. The projected benefit obligation amounts are higher because they include projected future salary increases through expected retirement.

Net actuarial gains and losses amounts reflect experience differentials relating to differences between expected and actual returns on plan assets, differences between expected and actual healthcare cost increases, and the effects of changes in actuarial assumptions. Expected returns are based on the market value of assets. Total net actuarial gains and losses amounts in excess of certain thresholds are amortized into net pension and other postretirement benefit costs over the average remaining service life of employees.

The amounts recognized in accumulated other comprehensive income at December 30, 2006 are as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
	2006 Before Taxes	2006 After Taxes	2006 Before Taxes	2006 After Taxes
Net actuarial (gain) loss	$11.0	$6.7	$13.2	$8.0
Prior service credit	—	—	(49.2)	(30.0)

Total decrease (increase)	$11.0	$6.7	$(36.0)	$(22.0)

The estimated net loss for the Company’s pension plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2007 is less than $0.1 million. The estimated net actuarial loss and prior service credit for the Company’s other postretirement plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2007 are $0.6 million ($0.4 million after tax) and $(4.3) million ($(2.6) million after tax), respectively.

Actuarial Assumptions and Funding Requirement. Actuarial weighted average assumptions used in determining plan information are as follows:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

Weighted average assumptions used to determine net cost for the fiscal year ended:
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected long–term rate of return on plan assets	8.00%	8.00%	8.00%	—	—	—
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

The amended postretirement benefit healthcare plan resulted in future costs being capped based on 2004 costs. As a result, employer liability is not affected by healthcare cost trend after 2004.

The Company has a minimum pension funding requirement of $17.7 million under the Internal Revenue Code (“IRC”) during 2007.

Cash Flows

Employer Contributions. The Company does not expect to contribute an additional amount to its pension plans above the aforementioned minimum pension funding requirement. The expected contributions to the pension plans during 2007 are estimated to reflect amounts necessary to satisfy minimum funding requirements or Medco’s discretion in bringing the plans to a higher funded status. The Company anticipates that contributions will consist solely of cash.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

Fiscal Years	Pension Benefits	Other Postretirement Benefits
2007	$8.8	$1.4
2008	$10.1	$1.1
2009	$11.1	$1.0
2010	$12.2	$0.9
2011	$13.4	$1.0
2012-2016	$86.0	$4.2

Other Plans. The Company participates in a multi-employer defined benefit retirement plan that covers certain union employees. The Company made contributions to the plan of $0.2 million in 2006, $0.2 million in 2005 and $0.5 million in 2004.

The Company sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the IRC. Contributions to the plans are based on employee contributions and a Company matching contribution. The Company’s matching contributions to the plans were $25.7 million in 2006, $22.4 million in 2005 and $20.0 million in 2004.

10. TAXES ON INCOME

Provision for Income Taxes. The components of the provision for income taxes are as follows ($ in millions):

Fiscal Years	2006	2005	2004
Current provision:
Federal	$278.9	$486.3	$209.1
State	38.1	97.7	37.0

Total	317.0	584.0	246.1

Deferred provision (benefit):
Federal	46.0	(172.2)	59.3
State	18.6	(60.9)	19.3

Total	64.6	(233.1)	78.6

Total provision for income taxes	$381.6	$350.9	$324.7

A reconciliation of the Company’s effective tax rate and the U.S. statutory rate is as follows:

Fiscal Years	2006	2005	2004
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	3.6	2.5	4.6
Other	(0.9)	(0.7)	0.7

Effective tax rate	37.7%	36.8%	40.3%

The Company’s effective tax rate increased to 37.7% for the year ended December 30, 2006 compared to 36.8% for the year ended December 31, 2005. The 2006 effective rate reflects a net non-recurring tax benefit of $20.0 million, which primarily includes a $10.5 million benefit resulting from the expiration of the statute of limitations in several states, $9.1 million from the favorable resolution of income taxes payable provided for prior to the spin-off from Merck, $4.1 million of interest income associated with the IRS approval of a favorable accounting method change for the timing of the deductibility of certain rebates passed back to clients, and $4.0 million from the favorable closure of a state income tax audit, partially offset by an $8.3 million net increase to the Company’s net deferred tax liabilities resulting from increases in the overall state marginal income tax rate due to various state law changes. During the third quarter of 2006, the Company recorded income taxes receivable associated with the aforementioned IRS approval of an accounting method change for the timing of the deductibility of certain rebates passed back to clients. The income taxes receivable balance at December 30, 2006 is $212.9 million.

The 2005 income tax rate reflects a $25.7 million non-recurring tax benefit associated with a reduction in the Company’s state marginal income tax rate resulting primarily from an enacted change in a state income tax law and the receipt of a favorable state income tax ruling. A reduction in the Company’s state marginal income tax rate creates a benefit via a corresponding reduction of the Company’s net deferred tax liabilities, principally on its net intangible assets, partially offset by deferred tax assets primarily from client rebates payable and other accruals.

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

Deferred Income Taxes. Deferred income taxes at year end consisted of ($ in millions):

	2006		2005
	Assets	Liabilities	Assets	Liabilities
Intangibles	$—	$973.2	$—	$1,037.8
Accelerated depreciation	—	159.2	—	167.4
Accrued expenses	33.7	—	52.1	—
Accrued rebates	30.6	—	185.3	—
Stock-based compensation	41.0	—	6.9	—
Other	86.1	28.9	76.7	8.6

Total deferred taxes	$191.4	$1,161.3	$321.0	$1,213.8

Other. Income taxes payable of $227.3 million and $203.5 million as of December 30, 2006 and December 31, 2005, respectively, are reflected in accrued expenses and other current liabilities.

In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, that is anticipated to be completed by the end of 2008. The IRS has not proposed adjustments to the Company’s above-mentioned tax returns. The Company is also undergoing various routine examinations by state and local tax authorities for various filing periods.

In connection with the spin-off from Merck, the Company entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. For the period up to the spin-off date, Merck incurred federal taxes on the Company’s income as part of Merck’s consolidated tax return. For state income taxes prior to the Company’s incorporation in May 2002, Merck was taxed on the Company’s income. This is also the case for the post-incorporation period through the spin-off date in states where Merck filed a unitary or combined tax return. While the Company is subject to state and local examinations by tax authorities, the Company is indemnified by Merck for these periods and tax filings. In states where Merck did not file a unitary or combined tax return, the Company is responsible since incorporation for filing and paying the associated taxes.

11. STOCK-BASED COMPENSATION

Overview. The Compensation Committee of the Company’s Board of Directors regularly reviews the Company’s compensation structure and practices, including the timing of its stock-based awards. The Audit Committee of the Company’s Board of Directors also reviews the Company’s option-granting practices from time to time. The Company grants options to employees and directors to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years (director options vest in one year) and expire within 10 years from the date of the grant. Under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as of December 30, 2006, 19.5 million shares of the Company’s common stock are available for awards. As of December 30, 2006, under the terms of the Accredo Health, Incorporated 2002 Long-Term Incentive Plan as amended and restated on August 18, 2005, there are 0.5 million shares of the Company’s common stock available for awards.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. As the Company has limited public trading history, the Medco volatility assumption is based on the volatility of the largest public companies within the PBM industry, combined with the Company’s stock price volatility for the period the Company has been publicly traded. The Company uses historical data to estimate the expected option life. The expected option life represents the period of time that options granted are expected to be outstanding. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted for years ended December 30, 2006, December 31, 2005 and December 25, 2004 was $19.89, $17.78 and $14.69, respectively. The weighted average assumptions utilized for options granted during the periods presented are as follows:

Fiscal Years	2006	2005	2004
Medco stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	—	—	—
Risk-free interest rate	4.6%	4.0%	3.1%
Expected volatility	32.0%	35.0%	45.0%
Expected life (years)	4.8	5.3	5.5

Stock Option Plans. Summarized information related to stock options held by the Company’s employees and directors is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	18,392.3	$33.13
Granted	3,350.1	55.98
Exercised	(5,232.8)	29.21
Forfeited	(652.8)	44.12

Outstanding at December 30, 2006	15,856.8	$38.80	7.04	$233.1

Exercisable at December 30, 2006	8,481.4	$31.31	6.29	$188.2

The total intrinsic value of options exercised during the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 was $153.0 million, $295.6 million and $34.1 million, respectively.

As of December 30, 2006, there was $69.5 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 30, 2006, December 31, 2005 and December 25, 2004 was $76.9 million, $93.1 million and $70.7 million, respectively. The Company expects the majority of outstanding nonvested options to vest. The activity related to nonvested options is as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	10,002.4	$15.55
Granted	3,350.1	19.89
Vested	(5,487.9)	14.05
Forfeited	(489.2)	15.60

Nonvested at December 30, 2006	7,375.4	$18.64

Restricted Stock Units and Restricted Stock Plans. The Company grants restricted stock units and shares of restricted stock to employees and directors. Restricted stock units and restricted stock generally vest after three years. Director grants of restricted stock units vest in one year. The fair value of the restricted stock units and restricted shares is determined by the product of the number of shares granted and the grant-date market price of the Company’s common stock. The fair value of the restricted stock units and restricted shares is expensed on a straight-line basis over the requisite service period. Net income, as reported, includes stock-based compensation expense related to restricted stock and restricted stock units for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 of $19.5 million ($32.1 million pre-tax), $10.4 million ($17.2 million pre-tax) and $2.6 million ($4.4 million pre-tax), respectively.

Upon vesting, certain employees and directors may defer conversion of the restricted stock units to common stock. Summarized information related to restricted stock units and restricted stock held by the Company’s employees and directors is as follows:

Restricted Stock Units	Number of Shares (in thousands)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,329.1
Granted	897.5
Converted to common stock	(105.1)
Forfeited	(69.7)

Outstanding at December 30, 2006	2,051.8	$109.8

Vested and deferred at December 30, 2006	164.4	$8.8

Restricted Stock	Number of Shares (in thousands)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	113.0
Granted	—
Converted to common stock	(34.1)
Forfeited	(4.1)

Outstanding at December 30, 2006	74.8	$4.0

The weighted average grant-date fair value of restricted stock units granted during the years ended December 30, 2006, December 31, 2005 and December 25, 2004 was $56.64, $44.36 and $34.72, respectively. The weighted average grant-date fair value of restricted stock granted during the year ended December 31, 2005 was $49.68. Restricted stock was not granted during the years ended December 30, 2006 and December 25, 2004. The total intrinsic value of restricted stock units and restricted stock converted during the year ended December 30, 2006 was $8.5 million. The total intrinsic value of restricted stock units converted during the year ended December 31, 2005 was $3.7 million.

Nonvested Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,201.1	$42.63
Granted	897.5	56.64
Vested	(141.5)	30.57
Forfeited	(69.7)	48.87

Nonvested at December 30, 2006	1,887.4	$49.96

Nonvested Restricted Stock	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	113.0	$49.68
Granted	—	—
Vested	(34.1)	49.62
Forfeited	(4.1)	49.62

Nonvested at December 30, 2006	74.8	$49.71

As of December 30, 2006, there was $54.5 million of total unrecognized compensation cost related to nonvested restricted stock units and restricted stock grants. That cost is expected to be recognized over a weighted average period of 1.8 years. The total grant-date fair value of restricted stock units and restricted stock vested during the years ended December 30, 2006, December 31, 2005 and December 25, 2004 was $6.0 million, $4.5 million and $4.9 million, respectively. The Company expects the majority of nonvested restricted stock units and restricted stock shares to vest.

Employee Stock Purchase Plan. The Medco Health Solutions, Inc., 2003 Employee Stock Purchase Plan (“2003 ESPP”) permits certain employees of Medco to purchase shares of Medco stock at a discount to market price. Under the terms of the 2003 ESPP, 750,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of gross pay deducted from their payroll to purchase shares of Medco common stock. The Company matches payroll deductions at the rate of 17.65% and the deductions and contributions accumulate; on the last day of trading each calendar quarter the accumulated amounts are applied to the purchase of Medco stock. The effect of the matching contribution is that employees pay 85% of the cost of shares under the ESPP. Purchases of Medco stock under the 2003 ESPP were 152,983 shares at a weighted average price of $56.91 in 2006, 157,717 shares at a weighted average price of $52.69 in 2005, and 237,750 shares at a weighted average price of $34.80 in 2004. The 2003 ESPP expires the earlier of 2010 or the date as of which the maximum number of shares has been purchased. Purchases of Medco stock under the Accredo Health, Incorporated 2002 Long-Term Incentive Plan as amended and restated on August 18, 2005 were 37,688 shares at a weighted average price of $55.51 in 2006.

12. SHARE REPURCHASE PROGRAM

On February 21, 2007, the Company announced that its Board of Directors had authorized the expansion of the Company’s share repurchase plan by an incremental $3 billion to be repurchased over the next two years, bringing the amount authorized under such repurchase plan to a cumulative total of $5.5 billion. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006. The Company repurchased under the plan approximately 21.3 million shares at a cost of approximately $1.1 billion during 2006. Inception-to-date repurchases through December 30, 2006 under this program total approximately 29.0 million shares at a cost of approximately $1.6 billion at an average per-share price of $53.55. The Company’s Board of Directors periodically reviews the program and approves trading parameters.

13. SEGMENT REPORTING

Reportable Segments. As a result of the Company’s acquisition of Accredo on August 18, 2005, the Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs to the Company’s clients and members, either through the Company’s network of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. The results of Accredo are included in the Specialty Pharmacy segment results and the consolidated statements of income effective with the August 18, 2005 acquisition. The Specialty Pharmacy segment also includes the specialty pharmacy activity previously included within Medco’s PBM business.

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

Selected Segment Income and Asset Information. Total net revenues and operating income are measures used by the chief operating decision maker to assess the performance of each of the Company’s operating segments. As described above, the Company’s acquisition of Accredo resulted in the establishment of the Specialty Pharmacy segment, hence the Specialty Pharmacy segment activity commenced with the Accredo acquisition date. Medco identified the revenues associated with the specialty pharmacy business based on a data extract of sales for the specialty product set.

The following table presents selected financial information about the Company’s reportable segments, including a reconciliation of operating income to income before provision for income taxes ($ in millions):

For Fiscal Years Ended:	December 30, 2006			December 31, 2005(1)
	PBM	Specialty Pharmacy	Total	PBM(2)	Specialty Pharmacy(3)	Total
Product net revenues	$36,641.3	$5,381.3	$42,022.6	$35,700.1	$1,754.9	$37,455.0
Total service revenues	465.9	55.2	521.1	396.0	19.9	415.9

Total net revenues	37,107.2	5,436.5	42,543.7	36,096.1	1,774.8	37,870.9
Total cost of revenues	35,125.7	5,012.6	40,138.3	34,290.9	1,637.1	35,928.0
Selling, general and administrative expenses	913.0	196.2	1,109.2	695.8	61.8	757.6
Amortization of intangibles	179.9	38.6	218.5	179.9	12.6	192.5

Operating income	$888.6	$189.1	$1,077.7	$929.5	$63.3	$992.8
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			65.9			39.9

Income before provision for income taxes			$1,011.8			$952.9

Capital expenditures	$122.7	$28.3	$151.0	$123.3	$8.8	$132.1

(1)	53-week fiscal year.
(2)	Includes eight fiscal months of specialty pharmacy activity previously included in Medco’s PBM business.
(3)

The Specialty Pharmacy segment commenced on August 18, 2005, the date of the Accredo acquisition. If the Company had owned Accredo for the full fiscal year ended December 31, 2005, it is estimated that the Specialty Pharmacy segment net revenues would represent approximately 12% of total Medco net revenues.

Identifiable Assets:	As of December 30, 2006			As of December 31, 2005
	PBM	Specialty Pharmacy	Total	PBM	Specialty Pharmacy	Total
Total identifiable assets	$11,146.3	$3,241.8	$14,388.1	$12,270.7	$2,177.0	$14,447.7

The Company estimates that the specialty pharmacy results of operations, including the effect of the pre-existing Medco specialty pharmacy results of operations, reflect approximately $3.6 billion in total net revenues and approximately $99 million in operating income for the full fiscal year ended December 31, 2005. For the year ended December 25, 2004, the Company estimates that net revenues for the pre-existing Medco specialty pharmacy results of operations were approximately $2.6 billion with operating income estimated at $65 million. Medco calculated the estimated full year operating income for fiscal year 2005 based on the best information available for the pre-acquisition period and the detailed post-acquisition segment results. In estimating the 2004 operating income, Medco utilized the overall PBM operating income as a percentage to revenue. The 2004 operating income estimates for the pre-existing Medco specialty pharmacy operations approximate the overall PBM operating income as a percentage to revenue as the product pricing and service model was substantially consistent with the overall PBM business in that period. Medco’s operating results for fiscal year 2005, excluding the effect of the Accredo acquisition, would have reflected $37,249.2 million in net revenues, and $953.4 million in operating income.

14. COMMITMENTS AND CONTINGENCIES

Various lawsuits, claims, proceedings and investigations are pending against the Company and certain of its subsidiaries. The most significant of these matters are described below. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material. In accordance with SFAS 5, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

Government Proceedings and Requests for Information. On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (“STRS”), a former client, filed a complaint against Merck and the Company in the Ohio Court of Common Pleas, alleging, among other things, violations of the contract between STRS and Medco and other state law claims. This case was tried before a jury in November and December 2005. The jury did not reach a verdict on whether Medco violated its contract with STRS. It rendered a verdict in favor of STRS on two other counts for a total of $7.8 million. Medco has accrued for the amount of the jury verdict and plans to appeal the unfavorable components of the verdict.

The Company is aware of the existence of two sealed qui tam matters. The first action is filed in the Eastern District of Pennsylvania. It appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of the two new qui tam matters during settlement negotiations with the Department of Justice in mid-2006. The Company does not know the identities of the relators or the other defendants in either of these matters. The two new qui tam matters were not considered in the Company’s settlement with the Department of Justice.

The Company continues to believe that its business practices comply in all material respects with applicable laws and regulations and intends to vigorously defend itself in these actions. See Note 3, “Legal Settlements Charge,” for further information on government proceedings.

ERISA and Similar Litigation. In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck and the Company. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA (the Employee Retirement Income Security Act of 1974) and that the Company has breached fiduciary obligations under ERISA in a variety of ways. After the Gruer case was filed, a number of other cases were filed in the same court asserting similar claims. In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis for $42.5 million, and agreed to certain business practice changes, to avoid the significant cost and distraction of protracted litigation. The release of claims under the settlement applies to plans for which the Company has administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval. It does not involve the release of any potential antitrust claims. The plaintiff in one of the cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., has elected to opt out of the settlement. In May 2004, the U.S. District Court granted final approval to the settlement and a Final Judgment was entered in June 2004. The settlement becomes final only after all appeals have been exhausted. Two appeals are pending.

Similar ERISA-based complaints against the Company and Merck were filed in eight additional actions by ERISA plan participants, purportedly on behalf of their plans, and, in some of the actions, similarly situated self-funded plans. The ERISA plans themselves, which were not parties to these lawsuits, had elected to participate in the Gruer settlement discussed above and, accordingly, seven of these actions had been dismissed pursuant to the Final Judgment discussed above. The plaintiff in another action, Betty Jo Jones v. Merck-Medco Managed Care, L.L.C., et al., has filed a Second Amended Complaint, in which she seeks to represent a class of all participants and beneficiaries of ERISA plans that required such participants to pay a percentage co-payment on prescription drugs. The effect of the release under the settlement discussed above on the Jones action has not yet been litigated. In addition to these cases, a proposed class action complaint against Merck and the Company has been filed by trustees of another benefit plan, the United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust, in the U.S. District Court for the Northern District of California. This plan has elected to opt out of the settlement. The United Food action has been transferred and consolidated in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation.

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

Contract Litigation. In September 2004, the Company’s former client, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), filed an action in the Superior Court of New Jersey, Bergen County, alleging, among other things, that the Company breached its contract with Horizon in various respects. The Company has denied Horizon’s allegations and is vigorously defending itself in this action. The Company has filed counterclaims against Horizon and the trial began in February, 2007.

Accredo. Accredo and an 80%-owned subsidiary of Accredo (the “Joint Venture”) provided contract pharmacy and related billing services to a third-party pharmacy (the “Local Pharmacy”) that had been the subject of a certain state agency audit. On January 20, 2006, the agency issued a preliminary assessment of its findings, which included allegations of overbilling and false claims. In January 2007, the parties finalized a settlement involving a civil payment of approximately $5.3 million by Accredo, which was previously accrued by the Company.

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

The various lawsuits described above arise in an environment of rising costs for prescription drugs and continued public scrutiny of the pharmaceutical industry, including the PBM and specialty pharmacy industries and their practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in various state and federal government branches, and investigations and public statements by government officials. These factors contribute to the uncertainty regarding the possible course and outcome of the proceedings discussed above. An adverse outcome in any one of the lawsuits described above could result in material fines and damages; changes to the Company’s business practices; loss of (or litigation with) clients; and other penalties. Moreover, an adverse outcome in any one of these lawsuits could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results. The Company is vigorously defending each of the pending lawsuits described above.

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

Purchase Obligations. The Company has entered into agreements with certain biopharmaceutical manufacturers that contain minimum purchasing volume commitments. As of December 30, 2006, these purchase obligations, which amounted to $84.4 million for 2007, were all associated with Accredo.

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

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with our independent registered public accounting firm, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the related audit efforts. The Audit Committee is responsible for the engagement of our independent registered public accounting firm. Our independent registered public accounting firm and internal auditors have free access to the Audit Committee.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective at reasonable assurance levels.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (the “COSO criteria”).

Based on its assessment, management has concluded that, as of December 30, 2006, the Company’s internal control over financial reporting is effective based on the COSO criteria.

The Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other I nformation.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about our directors is incorporated by reference to the discussion under Proposal 1 of our Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed in April 2007. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Shareholders. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts is incorporated by reference to the discussion under Proposal 1, as well as under the headings “Audit Committee Report” and “Statement on Corporate Governance” in our Proxy Statement for the 2007 Annual Meeting of Shareholders. The balance of the information required by this Item 10 is contained in the discussion entitled “Information Concerning Executive Officers Who Are Not Directors” and under the heading “Statement on Corporate Governance” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

The Company’s Code of Ethics is available on our website at http://www.medco.com.

Item 11.	Executive Compensation.

Information about director and executive compensation is incorporated by reference to the discussion under the headings “Executive Compensation and Other Information,” and “Matters to be Considered at the Annual Meeting” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed in April 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information required by this item is incorporated by reference to the discussion under the caption “Ownership of Securities” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed in April 2007.

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

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of December 30, 2006 (1):

Name and Position	Number of Shares to be Sold under the Plan(2)	Timing of Sales Under the Plan	Number of Shares Sold Under the Plan(3)	Projected Beneficial Ownership(4)
Robert Epstein Senior Vice President, Medical & Analytical Affairs & Chief Medical Officer	10,400	Option exercise triggered if stock reaches a specified price and 20,800 previously acquired shares will be sold if stock reaches a specified price.	32,900	51,825

Kenneth O. Klepper, President & Chief Operating Officer	100,350	Option exercises in tranches ranging from 9,300 to 43,500 shares shall be triggered if stock reaches specified prices; previously acquired shares shall be sold in two installments of 4,300 shares if specified prices are obtained.	22,950	118,790

Arthur H. Nardin Senior Vice President, Pharmaceutical Contracting	6,400	Sale of 6,800 previously acquired shares if stock reaches a specified price and exercise of option and sale of 6,400 shares acquired on exercise if stock reaches a specified price.	6,800	23,703

Jack A. Smith Senior Vice President, Chief Marketing Officer	7,500	Option exercises in tranches of 7,500 and 15,200 shares shall be triggered if stock reaches specified prices.	15,200	74,238

(1)

This table does not include any trading plans entered into by any executive officer that has expired by its terms as of December 30, 2006 or has been fully executed through February 21, 2007. No plans entered into by executive officers have been voluntarily terminated.

(2)	This column reflects the number of shares remaining to be sold as of February 21, 2007.
(3)	This column reflects the number of shares sold under the plan through February 21, 2007.
(4)

This column reflects an estimate of the number of shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of December 30, 2006, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since December 30, 2006 outside of the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the discussions under the captions “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors – Director Independence,” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed in April 2007.

Item 14.	Principal Accounting Fees and Services.

Information about the fees for 2006 and 2005 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under Proposal 2 of our Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed in April 2007. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference to the discussion under Proposal 2 of our Proxy Statement for the 2007 Annual Meeting of Shareholders.

P ART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report.

(1)	Financial Statements. The following financial statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005

Consolidated Statements of Income for the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 25, 2004, December 31, 2005 and December 30, 2006

Consolidated Statements of Cash Flows for the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II–Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)	Exhibits:

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Medco Health Solutions, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

4.1	Form of Medco Health Solutions, Inc. common stock certificate. Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Form 10, File No. 1-31312, filed July 25, 2003.

4.2	Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s Senior Notes Due 2013. Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.1	Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 29, 2005.

10.2	Medco Health Solutions, Inc. 2006 Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2006.

10.3	Medco Health Solutions, Inc. 2006 Change in Control Executive Severance Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 7, 2006.

10.4	Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.5	Tax Responsibility Allocation Agreement, dated as of August 12, 2003, between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.6	Employee Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10, File no. 1-31312, filed July 8, 2003.

10.7	Employment Agreement with David B. Snow, Jr., dated as of March 17, 2003. Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10, File No. 1-31312, filed May 28, 2003.

10.8	Amendment, dated as of January 24, 2007, to Employment Agreement with David B. Snow, Jr. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2007.

10.9	Letter Agreement, dated as of February 22, 2005, among Medco Health Solutions, Inc., Accredo Health, Incorporated and David D. Stevens. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.10	Credit Agreement, dated as of August 18, 2005, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, as administrative agent, Bank of America, N.A., as Syndication Agent, Bank of Tokyo-Mitsubishi Ltd., as Co-Syndication Agent, Citibank North America, Inc. and Wachovia Bank, N.A., as Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.11	Amendment No. 2, dated as of November 17, 2006, to the Credit Agreement, dated as of August 18, 2005, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, as administrative agent, Bank of America, N.A., as Syndication Agent, Bank of Tokyo-Mitsubishi Ltd., as Co-Syndication Agent, Citibank North America, Inc. and Wachovia Bank, N.A., as Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners.

10.12	Amended and Restated Receivables Purchase Agreement, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.13	Amendment No. 4, dated as of July 31, 2006, to the Amended and Restated Receivables Purchase Agreement, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent.

10.14	Medco Health Solutions, Inc. Executive Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005.

10.15	Performance Goals for 2007 under the Registrant’s Executive Annual Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2007.

10.16	Form of terms and conditions for director stock option and restricted stock unit awards. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005.

10.17	Description of Compensation for Non-Management Directors. Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 24, 2006.

10.18	Accredo Health, Incorporated 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.19	Terms for Accredo Health, Incorporated Restricted Stock Grants (3-year vesting). Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.20	Form of terms and conditions of Restricted Stock Unit Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed March 3, 2006.

10.21	Form of terms and conditions of Non-Qualified Stock Option Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 3, 2006.

10.22	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services, the Office of Personnel Management, and the Department of Defense TRICARE Management Activity; Medco Health Solutions, Inc.; Diane M. Collins; and relators George Bradford Hunt, Walter William Gauger and Joseph Piacentile. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.23	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and the Office of Personnel Management; Medco Health Solutions, Inc.; and relator Karl S. Schumann. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.24	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.25	Corporate Integrity Agreement, dated as of October 23, 2006, between the Office of the Inspector General of the Department of Health and Human Services and the Office of the Inspector General of the Office of Personnel Management and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

12.1	Statement of Consolidated Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, dated February 22, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MEDCO HEALTH SOLUTIONS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Allowance for Doubtful Accounts Receivable:

	Balance at Beginning of Period	Other		Provision	Write-offs(1)	Balance at End of Period
Fiscal Year Ended December 30, 2006	$67.3	—		$46.5	$(32.0)	$81.8
Fiscal Year Ended December 31, 2005	$5.5	$57.4	(2)	$11.8	$(7.4)	$67.3
Fiscal Year Ended December 25, 2004	$6.4	—		$2.7	$(3.6)	$5.5

(1)	Uncollectible accounts, net of recoveries.
(2)	Primarily represents balances acquired as a result of the Accredo acquisition.

Si gnatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medco Health Solutions, Inc.

Dated: February 21, 2007		/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Dated: February 21, 2007		/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief Financial Officer

Dated: February 21, 2007		/s/ Richard J. Rubino, C.P.A.
	Name:	Richard J. Rubino, C.P.A.
	Title:	Senior Vice President and Controller, Chief Accounting Officer

Dated: February 21, 2007		/s/ Howard W. Barker, Jr., C.P.A.
	Name:	Howard W. Barker, Jr., C.P.A.
	Title:	Director

Dated: February 21, 2007		/s/ John L. Cassis
	Name:	John L. Cassis
	Title:	Director

Dated: February 21, 2007		/s/ Michael Goldstein, C.P.A.
	Name:	Michael Goldstein, C.P.A.
	Title:	Director

Dated: February 21, 2007		/s/ Lawrence S. Lewin
	Name:	Lawrence S. Lewin
	Title:	Director

Dated: February 21, 2007		/s/ Charles M. Lillis, Ph.D.
	Name:	Charles M. Lillis, Ph.D.
	Title:	Director

Dated: February 21, 2007		/s/ Edward H. Shortliffe, M.D., Ph.D.
	Name:	Edward H. Shortliffe, M.D., Ph.D.
	Title:	Director

Dated: February 21, 2007		/s/ David D. Stevens
	Name:	David D. Stevens
	Title:	Director

Dated: February 21, 2007		/s/ Brian L. Strom, M.D., M.P.H.
	Name:	Brian L. Strom, M.D., M.P.H.
	Title:	Director

Dated: February 21, 2007		/s/ Blenda J. Wilson, Ph.D.
	Name:	Blenda J. Wilson, Ph.D.
	Title:	Director