Form 10-Q
period 2007-03-31
MEDCO HEALTH SOLUTIONS INC
filed 2007-05-02
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of the close of business on April 26, 2007 the registrant had 280,138,356 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions, except for share data)

	March 31, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$483.1	$818.5
Short-term investments	71.3	68.4
Manufacturer accounts receivable, net	1,568.6	1,531.6
Client accounts receivable, net	1,327.0	1,294.9
Inventories, net	1,705.6	1,676.8
Prepaid expenses and other current assets	278.0	273.4
Deferred tax assets	193.0	191.4

Total current assets	5,626.6	5,855.0
Income taxes receivable	215.8	212.9
Property and equipment, net	633.1	649.7
Goodwill	5,107.0	5,108.7
Intangible assets, net	2,468.5	2,523.1
Other noncurrent assets	32.9	38.7

Total assets	$14,083.9	$14,388.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,324.7	$2,884.2
Client rebates and guarantees payable	1,160.6	886.1
Accrued expenses and other current liabilities	621.7	656.2
Short-term debt	600.0	325.0
Current portion of long-term debt	75.1	75.3

Total current liabilities	4,782.1	4,826.8
Long-term debt, net	849.7	866.4
Deferred tax liabilities	1,143.4	1,161.3
Other noncurrent liabilities	135.1	30.1

Total liabilities	6,910.3	6,884.6

Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01— authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued: 320,503,249 shares at March 31, 2007 and 317,509,349 shares at December 30, 2006	3.2	3.2
Accumulated other comprehensive income	14.7	15.3
Additional paid-in capital	7,304.8	7,156.2
Retained earnings	2,189.1	1,885.1

	9,511.8	9,059.8
Treasury stock, at cost: 40,635,702 shares at March 31, 2007 and 29,060,895 shares at December 30, 2006	(2,338.2)	(1,556.3)

Total stockholders’ equity	7,173.6	7,503.5

Total liabilities and stockholders’ equity	$14,083.9	$14,388.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended
	March 31, 2007	April 1, 2006
Product net revenues (Includes retail co-payments of $1,986 for 2007, and $1,953 for 2006)	$11,026.3	$10,443.3
Service revenues	133.3	120.2

Total net revenues	11,159.6	10,563.5

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,986 for 2007, and $1,953 for 2006)	10,349.9	9,990.9
Cost of service revenues	36.0	34.4

Total cost of revenues	10,385.9	10,025.3
Selling, general and administrative expenses	248.4	395.9
Amortization of intangibles	54.6	54.6
Interest and other (income) expense, net	14.9	13.5

Total cost of operations	10,703.8	10,489.3

Income before provision for income taxes	455.8	74.2
Provision for income taxes	181.0	29.4

Net income	$274.8	$44.8

Basic earnings per share:
Weighted average shares outstanding	286.7	304.2

Earnings per share	$0.96	$0.15

Diluted earnings per share:
Weighted average shares outstanding	291.1	308.6

Earnings per share	$0.94	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

($ in millions, except for per share data)

(Shares in thousands)

	Shares of Common Stock Issued	Shares of Treasury Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balances at December 30, 2006	317,509	29,061	$3.2	$15.3	$7,156.2	$1,885.1	$(1,556.3)	$7,503.5

Comprehensive income:

Net income	—	—	—	—	—	274.8	—	274.8

Other comprehensive income, net of tax, related to defined benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax of $0.4 million	—	—	—	(0.7)	—	—	—	(0.7)
Net gains (losses) included in net periodic benefit cost, net of tax of $(0.1) million	—	—	—	0.1	—	—	—	0.1

Other comprehensive income	—	—	—	(0.6)	—	—	—	(0.6)

Total comprehensive income	—	—	—	(0.6)	—	274.8	—	274.2
Adoption of FASB Interpretation No. 48(1)	—	—	—	—	—	29.2	—	29.2
Issuance of common stock for options exercised, including tax benefit	2,921	—	—	—	125.4	—	—	125.4
Issuance of common stock under employee stock purchase plans	61	—	—	—	3.3	—	—	3.3
Restricted stock and restricted stock unit activity, including tax benefit	12	—	—	—	10.0	—	—	10.0
Stock-based compensation related to options	—	—	—	—	9.9	—	—	9.9
Treasury stock acquired	—	11,575	—	—	—	—	(781.9)	(781.9)

Balances at March 31, 2007	320,503	40,636	$3.2	$14.7	$7,304.8	$2,189.1	$(2,338.2)	$7,173.6

(1)	See Note 2, “Recently Adopted Financial Accounting Standard (FIN 48),” for more information.

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($ in millions)

	Quarters Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$274.8	$44.8
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation	41.5	49.6
Amortization of intangibles	54.6	54.6
Deferred income taxes	(35.7)	(104.1)
Stock-based compensation on employee stock plans	20.2	27.5
Tax benefit on employee stock plans	41.9	33.1
Excess tax benefits from stock-based compensation arrangements	(27.3)	(18.1)
Other	12.0	10.1
Net changes in assets and liabilities:
Manufacturer accounts receivable	(37.0)	(64.9)
Client accounts receivable	(42.4)	(153.5)
Inventories	(28.8)	139.5
Prepaid expenses and other current assets	(4.6)	(78.7)
Income taxes receivable	(2.9)	—
Other noncurrent assets	4.9	7.9
Claims and other accounts payable	(559.5)	(510.6)
Client rebates and guarantees payable	274.5	202.0
Accrued expenses and other noncurrent liabilities	114.3	329.7

Net cash provided by (used by) operating activities	100.5	(31.1)

Cash flows from investing activities:
Capital expenditures	(25.0)	(27.7)
Purchases of securities and other investments	(5.9)	(8.1)
Proceeds from sale of securities and other investments	2.6	8.0

Net cash used by investing activities	(28.3)	(27.8)

Cash flows from financing activities:
Repayments on long-term debt	(18.9)	(18.8)
Proceeds under accounts receivable financing facility	275.0	—
Purchase of treasury stock	(781.9)	(204.4)
Excess tax benefits from stock-based compensation arrangements	27.3	18.1
Proceeds from employee stock plans	90.9	86.7

Net cash used by financing activities	(407.6)	(118.4)

Net decrease in cash and cash equivalents	(335.4)	(177.3)
Cash and cash equivalents at beginning of period	818.5	888.2

Cash and cash equivalents at end of period	$483.1	$710.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 30, 2006 included in the Company’s Annual Report on Form 10-K. The Company’s fiscal quarters for 2007 and 2006 each consisted of 13 weeks and ended on March 31, 2007 and April 1, 2006, respectively. The change in goodwill for the three months ended March 31, 2007 results from converted option activity associated with the acquisition of Accredo Health, Incorporated (“Accredo”).

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, as disclosed in Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited consolidated financial statements as of December 30, 2006 included in the Company’s Annual Report on Form 10-K, the Company revised its classification of certain components of accounts receivable, net. The Company has made conforming changes to its condensed consolidated statement of cash flows as of April 1, 2006.

2.	RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARD (FIN 48)

On December 31, 2006, the first day of the Company’s fiscal quarter ended March 31, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has unrecognized tax benefits associated with previously accrued income taxes for periods before and after the spin-off from Merck & Co., Inc. (“Merck”) on August 19, 2003. In connection with the spin-off from Merck, the Company entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. Effective May 21, 2002, the Company converted from a limited liability company wholly-owned by Merck, to a corporation (the “incorporation”). Prior to May 21, 2002, the Company was structured as a single member limited liability company, with Merck as the sole member. The Company is subject to examination in the U.S. federal jurisdiction from the date of incorporation through December 30, 2006. For state income taxes prior to the Company’s incorporation, Merck was taxed on the Company’s income. This is also the case for the post incorporation period through the spin-off date in states where Merck filed a unitary or combined tax return. While the Company is subject to state and local examinations by tax authorities, the Company is indemnified by Merck for these periods and tax filings. In states where Merck did not file a unitary or combined tax return, the Company is responsible since incorporation for filing and paying the associated taxes. For the period up to the spin-off date, Merck incurred federal taxes on the Company’s income as part of Merck’s consolidated tax return. Subsequent to the spin-off, the Company has filed its own federal and state tax returns and made the associated payments.

As a result of the implementation of FIN 48, the Company recognized a decrease of $43.4 million in the liability for income tax contingencies no longer required under the more-likely-than-not accounting model of FIN 48, and a $29.2 million corresponding increase, net of federal income tax benefit, to the December 31, 2006 (the first day of fiscal year 2007) balance of retained earnings. The Company’s total liabilities for income tax contingencies as of December 31, 2006 amounted to $89.8 million, remain subject to audit, and may be released as a result of the expiration of statutes of limitations. The majority of these statutes of limitations are expected to expire by the end of 2010, including certain amounts scheduled to expire over the next twelve months, and are not expected to have a significant impact on earnings.

As of December 31, 2006, the Company’s liabilities for income tax contingencies that, if recognized, would affect income tax expense amounted to $58.3 million, net of federal income tax benefit.

The Company recognizes interest and penalties related to liabilities for income tax contingencies in the provision for income taxes for which the Company had approximately $12.4 million accrued at December 31, 2006.

In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, that is anticipated to be completed by the end of 2008. The IRS has not proposed adjustments to the tax returns. The Company has agreed to extend the statute of limitations for the 2003 tax period from September 15, 2007 to September 15, 2008. The Company is also undergoing various routine examinations by state and local tax authorities for various filing periods.

3.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors, including employee stock options and employee stock purchase plans. SFAS 123R requires companies to estimate the fair value of option awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the requisite service period.

Stock Option Plans. The Company grants options to employees and directors to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years (director options vest in one year) and expire within 10 years from the date of the grant. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.

Summarized information related to stock options held by the Company’s employees and directors is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2006	15,856.8	$38.80
Granted	3,045.7	67.12
Exercised	(2,960.8)	31.69
Forfeited	(88.6)	48.52

Outstanding at March 31, 2007	15,853.1	$45.52	7.53	$428.3

Exercisable at March 31, 2007	8,671.3	$34.98	6.64	$325.6

As of March 31, 2007, there was $125.2 million of total unrecognized compensation cost related to stock options granted. That cost is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units and Restricted Stock Plans. The Company grants restricted stock units to employees and directors and had previously granted shares of restricted stock to a limited number of employees. Restricted stock units and restricted stock generally vest after three years. The fair value of the restricted stock units and restricted shares is determined by the product of the number of shares granted and the grant-date market price of the Company’s common stock. The fair value of the restricted stock units and restricted shares is expensed on a straight-line basis over the requisite service period.

Upon vesting, certain employees and directors may defer conversion of the restricted stock units to common stock. Summarized information related to restricted stock units and restricted stock held by the Company’s employees and directors is as follows:

Restricted Stock Units	Number of Shares (in thousands)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2006	2,051.8
Granted	983.1
Converted	(14.4)
Forfeited	(14.4)

Outstanding at March 31, 2007	3,006.1	$218.0

Vested and deferred at March 31, 2007	154.3	$11.2

Restricted Stock	Number of Shares (in thousands)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2006	74.8
Granted	—
Converted	—
Forfeited	(2.4)

Outstanding at March 31, 2007	72.4	$5.2

The weighted average grant date fair value of restricted stock units granted during the quarter ended March 31, 2007 was $67.39. As of March 31, 2007, there was $110.1 million of total unrecognized compensation cost related to nonvested restricted stock units and restricted stock grants. That cost is expected to be recognized over a weighted average period of 2.4 years.

4.	EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended
	March 31, 2007	April 1, 2006
Weighted average shares outstanding	286.7	304.2
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	4.4	4.4

Weighted average shares outstanding assuming dilution	291.1	308.6

SFAS No. 128, “Earnings per Share,” (“SFAS 128”) requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the quarters ended March 31, 2007 and April 1, 2006, there were outstanding options to purchase 5.7 million and 1.8 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations. These outstanding options may be dilutive to future EPS calculations. The decrease in the weighted average shares outstanding and diluted weighted average shares outstanding results from the repurchase of 40.6 million shares of stock in connection with the Company’s share repurchase program since its inception in 2005, compared to an equivalent amount of 11.2 million shares repurchased inception-to-date as of the first quarter of 2006. The Company repurchased approximately 11.6 million shares of stock in the first quarter of 2007. These decreases in shares outstanding were partially offset by the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options. In accordance with SFAS 128, treasury shares, on a weighted average basis, are not considered part of the basic or diluted shares outstanding.

5.	ACCOUNTS RECEIVABLE

The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. As of March 31, 2007 and December 30, 2006, total manufacturer accounts receivable, net, amounted to $1,568.6 million and $1,531.6 million, respectively, of which, $1,070.3 million and $993.7 million, respectively, was unbilled. As of March 31, 2007 and December 30, 2006, total client accounts receivable, net, amounted to $1,327.0 million and $1,294.9 million, respectively, of which, $697.8 million and $1,338.9 million, was unbilled, reflecting the timing of billing cycles. Client accounts receivable are presented net of allowance for doubtful accounts. In addition, client accounts receivable includes a credit for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit.

The Company’s allowance for doubtful accounts as of March 31, 2007 and December 30, 2006, of $78.7 million and $81.8 million, respectively, includes $61.4 million and $65.1 million, respectively, for specialty pharmacy. The relatively higher allowance for specialty pharmacy reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 8, “Segment Reporting,” for more information on the Specialty Pharmacy segment. As of March 31, 2007 and December 30, 2006, identified net specialty pharmacy accounts receivable, primarily due from payors and patients, amounted to $390.7 million and $401.5 million, respectively.

6.	INTANGIBLE ASSETS, NET

The following is a summary of the Company’s intangible assets ($ in millions):

	March 31, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Intangible assets:
PBM client relationships(1)	$3,172.2	$1,436.3	$1,735.9	$3,172.2	$1,391.4	$1,780.8
Accredo(2)	793.5	60.9	732.6	793.5	51.2	742.3

Total	$3,965.7	$1,497.2	$2,468.5	$3,965.7	$1,442.6	$2,523.1

(1)	Principally comprised of the recorded value of Medco’s client relationships at the time of the acquisition of the Company by Merck in 1993 and, to a significantly lesser extent, the Company’s acquisition of ProVantage Health Services, Inc. in 2000.

(2)	Represents the Specialty Pharmacy segment, primarily reflecting the portion of the excess of the Accredo purchase price over tangible net assets acquired.

Aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated to be approximately $218 million. The weighted average useful life of intangible assets subject to amortization is 23 years in total and by major intangible asset class is approximately 23 years for the PBM client relationships and approximately 22 years for the Accredo acquired intangible assets.

7.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended
	March 31, 2007	April 1, 2006
Service cost	$4.4	$4.3
Interest cost	1.7	1.6
Expected return on plan assets	(2.4)	(2.3)
Net amortization of actuarial losses	0.1	0.1

Net pension cost	$3.8	$3.7

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net (credit) cost of these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended
	March 31, 2007	April 1, 2006
Service cost	$0.2	$0.5
Interest cost	0.2	0.4
Amortization of prior service credit	(1.1)	(1.1)
Net amortization of actuarial losses	0.2	0.4

Net postretirement benefit (credit) cost	$(0.5)	$0.2

The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service costs component of the net postretirement benefit cost. In the third quarter of 2006, there was a change in assumption regarding retiree participation based on recent plan experience under the amended plan design. The activity for the quarter ended March 31, 2007 reflects that change in assumption.

8.	SEGMENT REPORTING

Reportable Segments. As a result of the Company’s acquisition of Accredo in August 2005, the Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs to the Company’s clients and members, either through the Company’s network of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition and is also comprised of specialty pharmacy activity previously included within Medco’s PBM business, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases.

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

Selected Segment Income and Asset Information. Total net revenues and operating income are measures used by the chief operating decision maker to assess the performance of each of the Company’s operating segments. The following tables present selected financial information about the Company’s reportable segments, including a reconciliation of operating income to income before provision for income taxes ($ in millions):

	Quarter Ended March 31, 2007			Quarter Ended April 1, 2006
	PBM	Specialty Pharmacy	Total	PBM	Specialty Pharmacy	Total
Product net revenues	$9,591.3	$1,435.0	$11,026.3	$9,127.3	$1,316.0	$10,443.3
Service revenues	118.6	14.7	133.3	106.9	13.3	120.2

Total net revenues	9,709.9	1,449.7	11,159.6	9,234.2	1,329.3	10,563.5
Total cost of revenues	9,052.3	1,333.6	10,385.9	8,796.2	1,229.1	10,025.3
Selling, general and administrative expenses	195.4	53.0	248.4	348.9	47.0	395.9
Amortization of intangibles	45.0	9.6	54.6	45.0	9.6	54.6

Operating income	$417.2	$53.5	$470.7	$44.1	$43.6	$87.7
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			14.9			13.5

Income before provision for income taxes			$455.8			$74.2

Capital expenditures	$20.0	$5.0	$25.0	$21.2	$6.5	$27.7

Identifiable Assets	As of March 31, 2007			As of December 30, 2006
	PBM	Specialty Pharmacy	Total	PBM	Specialty Pharmacy	Total
Total identifiable assets	$10,823.1	$3,260.8	$14,083.9	$11,146.3	$3,241.8	$14,388.1

9.	COMMITMENTS AND CONTINGENCIES

Various lawsuits, claims, proceedings and investigations are pending against the Company and certain of its subsidiaries. The most significant of these matters are described below. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material. In accordance with SFAS 5, “Accounting for Contingencies,” the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

Government Proceedings and Requests for Information. On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (“STRS”), a former client, filed a complaint against Merck and the Company in the Ohio

Court of Common Pleas, alleging, among other things, violations of the contract between STRS and Medco and other state law claims. This case was tried before a jury in November and December 2005. The jury did not reach a verdict on whether Medco violated its contract with STRS. It rendered a verdict in favor of STRS on two other counts for a total of $7.8 million. Medco has accrued for its estimated liability and has appealed the unfavorable components of the verdict. A re-trial is currently scheduled for August 2007.

The Company is aware of the existence of two sealed qui tam matters. The first action is filed in the Eastern District of Pennsylvania. It appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of the two new qui tam matters during settlement negotiations with the Department of Justice in mid-2006. The Company does not know the identities of the relators or the other defendants in either of these matters. The two new qui tam matters were not considered in the Company’s settlement with the Department of Justice discussed in Note 3, “Legal Settlements Charge,” to the Company’s audited consolidated financial statements as of December 30, 2006 included in the Company’s Annual Report on Form 10-K.

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

In April 2003, a lawsuit captioned Peabody Energy Corporation (Peabody) v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Missouri. The complaint, filed by one of the Company’s former clients, relies on allegations similar to those in the ERISA cases discussed above, in addition to allegations relating specifically to Peabody, which has elected to opt out of the settlement described above. In December 2003, Peabody filed a similar action against Merck in the U.S. District Court for the Eastern District of Missouri. Both of these actions were transferred to the U.S. District Court for the Southern District of New York to be consolidated with the ERISA cases pending against Merck and the Company in that court. On March 21, 2007, the Company settled these two matters.

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

The Company does not believe that it is a fiduciary, and believes that its business practices comply with all applicable laws and regulations. The Company has denied all allegations of wrongdoing and is vigorously defending all of the lawsuits described above, although the Company has proposed to settle some of the claims as described above.

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

In January 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that had contracted with the Company and that had indirectly purchased prescription drugs from

Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company has failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck had failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the amended complaint-in-intervention filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed in Note 3, “Legal Settlements Charge,” to the Company’s audited consolidated financial statements as of December 30, 2006 included in the Company’s Annual Report on Form 10-K. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company had been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits, and injunctive relief. In the complaint, the plaintiff further alleges, among other things, that the Company acts as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition.

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

Contract Litigation. In September 2004, the Company’s former client, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), filed an action in the Superior Court of New Jersey, Bergen County, alleging, among other things, that the Company breached its contract with Horizon in various respects. The Company denied Horizon’s allegations and filed counterclaims against Horizon. A bench trial was conducted in late February and early March of 2007, after which the court dismissed all claims and counterclaims.

In July 2003, a lawsuit captioned Group Hospitalization and Medical Services v. Merck-Medco Managed Care, L.L.C., et al. was filed against the Company in the Superior Court of New Jersey. In this action, the Company’s former client, CareFirst Blue Cross Blue Shield, asserts claims for violation of fiduciary duty under state law; breach of contract; negligent misrepresentation; unjust enrichment; violations of certain District of Columbia laws regarding consumer protection and restraint of trade; and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims, and restitution. A jury trial is scheduled to commence in July 2007.

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

Accredo. Accredo, a former Accredo officer and a former Accredo officer who is a current Medco director are defendants in a class action lawsuit filed in the United States District Court for the Western District of Tennessee. Certain former officers and former directors of Accredo are defendants in a related stockholders derivative suit filed in the Circuit Court of Shelby County, Tennessee. Plaintiffs in the class action lawsuit allege that the actions and omissions of the current Medco director and former Accredo officer constitute violations of various sections of the Securities Exchange Act of 1934. Plaintiffs in the derivative suit allege that the former officers and former directors have breached their fiduciary duty to Accredo.

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

There is uncertainty regarding the possible course and outcome of the proceedings discussed above. An adverse outcome in any one of the lawsuits described above could result in material fines and damages, changes to the Company’s business practices, loss of (or litigation with) clients, and other penalties. Moreover, an adverse outcome in any one of these lawsuits could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results. The Company is vigorously defending each of the pending lawsuits described above.

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

Purchase Obligations. The Company has entered into agreements with certain biopharmaceutical manufacturers that contain minimum purchasing volume commitments. As of March 31, 2007, these purchase obligations, which amounted to $78.2 million for the remainder of 2007, were all associated with the Specialty Pharmacy segment.

10.	RECENT ACCOUNTING PRONOUNCEMENT

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company’s adoption of SFAS 159 in 2008 is not expected to have a material impact on its consolidated financial statements.

11.	SUBSEQUENT EVENT — DEBT REFINANCING

On April 30, 2007, the Company completed a new bank financing which, in addition to replacing the Company’s existing senior unsecured bank credit facility, is available to support the Company's recently expanded share repurchase program, general corporate activities, working capital requirements and capital expenditures. A new $1 billion senior unsecured term loan and a $2 billion senior unsecured revolving credit facility replaced the previously existing $750 million senior unsecured term loan facility, of which $437.5 million was outstanding as of March 31, 2007, and the $750 million senior unsecured revolving credit facility. At current debt ratings, the new credit facility will bear interest at LIBOR plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused revolving credit facility. As of April 30, 2007, the Company had $1.987 billion available for borrowing under the revolving credit facility, exclusive of $13 million in issued letters of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the pharmacy benefit management (“PBM”) and specialty pharmacy industries, and other legal, regulatory and economic developments. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients;

•	Failure to retain key clients could result in significantly decreased revenues and could harm our profitability;

•	If we do not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline;

•	If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations;

•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;

•	Failure to execute our Medicare Part D prescription drug benefits strategy could adversely impact our business and financial results;

•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;

•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;

•

We are subject to a corporate integrity agreement that requires certain changes in our business practices, and the noncompliance with which may impede our ability to conduct business with the federal government;

•

Legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable medical information could limit our ability to use information that is critical to the operation of our business;

•

Our specialty pharmacy business is highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or increase our revenues;

•	Our ability to grow our specialty pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;

•	Our specialty pharmacy business and Medicare Part D offerings expose us to increased credit risk;

•	Changes in industry pricing benchmarks could adversely affect our financial performance;

•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance;

•

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if products are withdrawn from the market or if increased safety risk profiles of specific drugs result in utilization decreases;

•	We may be subject to liability claims for damages and other expenses that are not covered by insurance;

•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure;

•	We could be required to record a material non-cash charge to income if our recorded intangible assets are impaired, or if we shorten intangible asset useful lives; and

•

Anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission.

Overview

We are the nation’s leading pharmacy benefit manager based on net revenues. We provide sophisticated traditional and specialty prescription drug benefit programs and services for our clients, members of client-funded benefit plans or those served by the Medicare Part D Prescription Drug Program (“Medicare Part D”), and individual patients. Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare Part D, and particularly in specialty pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our specialty pharmacy operation, Accredo Health Group, which became the nation’s largest specialty pharmacy based on revenues with the acquisition of Accredo Health, Incorporated (“Accredo”) on August 18, 2005 (the “Accredo acquisition”). See Note 4, “Acquisitions of Businesses,” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for more information. When we use the term “mail order,” we mean Medco’s mail-order pharmacy operations, as well as Accredo’s specialty pharmacy operations. When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and membership are paramount to our success; the retention and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive generic utilization in light of the significant brand-name drug patent expirations expected to occur over the next several years, and our ability to continue to provide innovative and competitive clinical and other services to clients and patients, including our active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry.

Key Indicators Reviewed by Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail-order revenue; adjusted prescription volume; generic dispensing rate; gross margin percentage; diluted earnings per share; Specialty Pharmacy segment revenue and operating income; Earnings Before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—EBITDA” below for a definition and calculation of EBITDA and EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance.

Financial Performance Summary for the Quarter Ended March 31, 2007

Our net income increased to $274.8 million and diluted earnings per share increased to $0.94 in the first quarter of 2007 compared to $44.8 million and $0.15 per share, respectively, in the first quarter of 2006. The 2006 results reflect a pre-tax legal settlements charge of $162.6 million recorded in the first quarter, with a $99.9 million after-tax effect, or $0.32 per diluted share. Excluding the legal settlements charge from 2006, our first-quarter 2007 net income increased 89.9% and diluted earnings per share increased 100.0%. These increases reflect higher generic dispensing rates and mail-order penetration, higher gross margin experienced in our specialty pharmacy business, favorable retail pharmacy reimbursement rates and a decrease in the diluted weighted average shares outstanding.

The diluted weighted average shares outstanding were 291.1 million for the first quarter of 2007 and 308.6 million for the first quarter of 2006, representing a decrease of 5.7%. This decrease results from the repurchase of 40.6 million shares of stock in connection with our share repurchase program since its inception in 2005, compared to an equivalent amount of 11.2 million shares repurchased inception-to-date as of the first quarter of 2006. There were approximately 11.6 million shares repurchased in the first quarter of 2007, the majority of which were repurchased in March. These repurchases were partially offset by the effect of share issuances in connection with stock option exercises.

Total net revenues increased 5.6% to $11,160 million in the first quarter of 2007. Product net revenues increased 5.6% to $11,026 million, which reflect higher prices charged by pharmaceutical manufacturers, higher volumes including new business, partially offset by higher generic dispensing rates and higher levels of rebate sharing with clients. Additionally, our service revenues increased 10.9% to $133 million for the first quarter of 2007, which is attributable to higher client and other service revenues, reflecting higher claims processing administrative fees for services, including clinical programs and Medicare Part D-related support.

Total prescription volume, adjusted for the difference in days supply between mail and retail, increased 3.3% to 189.5 million for the first quarter of 2007 as a result of higher volumes from new clients, partially offset by client terminations. The mail-order penetration rate on an adjusted basis increased to 36.9% for the first quarter of 2007, compared to 35.8% for the first quarter of 2006.

Our overall generic dispensing rate increased to 58.2% in the first quarter of 2007 compared to 53.7% in the first quarter of 2006 as a result of significant brand-name drugs that have lost patent protection after the first quarter of 2006 and during 2007. The higher generic dispensing rates, which contribute to lower costs for clients and members, resulted in a reduction of over $625 million in net revenues for the first quarter of 2007.

The increase in overall gross margin to 6.9% in the first quarter of 2007 from 5.1% in the first quarter of 2006 was driven by our increased generic dispensing rates, mail-order penetration, favorable retail pharmacy reimbursement rates, and higher gross margins experienced in our specialty pharmacy business.

SG&A expenses of $248 million decreased from the first quarter of 2006 by $148 million, or 37.3%, primarily as a result of the $162.6 million pre-tax legal settlements charge recorded in the first quarter of 2006, partially offset by higher employee-related costs associated with business growth across the enterprise.

Interest and other (income) expense, net, increased $1 million compared to the first quarter of 2006, primarily reflecting lower interest income from lower average daily cash balances.

Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.7% for the first quarter of 2007, consistent with 39.6% for the first quarter of 2006.

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

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to product net revenues with a corresponding account receivable or payable to CMS reflected on the consolidated balance sheets. In the first quarter of 2007, premium revenues for our PDP product were $77 million, less than 1% of total net revenues of $11.2 billion. In the first quarter of 2006, premium revenues for our PDP product were $130 million, or approximately 1% of total net revenues of $10.6 billion.

In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. The subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, subsidies are reconciled with actual costs and residual subsidy advance receipts are payable to CMS. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of Emerging Issues Task Force No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

Service revenues consist principally of administrative fees and clinical program fees earned from clients and other non-product-related revenues, sales of prescription services to pharmaceutical manufacturers and data to other parties, and performance-oriented fees paid by specialty pharmacy manufacturers.

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

Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare Part D PDP product offering and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $3,850 for coverage year 2007 and $3,600 for coverage year 2006. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, residual subsidy advance receipts are payable to CMS. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.

SG&A expenses reflect the costs of operations dedicated to executive management, the generation of new sales, maintenance of existing client relationships, management of clinical programs, enhancement of technology capabilities, direction of pharmacy operations, and performance of reimbursement activities, in addition to finance, legal and other staff activities, and the effect of certain legal settlements.

Interest and other (income) expense, net, primarily includes interest expense on our senior unsecured term loan facility, senior notes, and accounts receivable financing facility, net of interest on our interest rate swap agreements on $200 million of the senior notes, partially offset by interest income generated by overnight deposits and short-term investments in marketable securities.

For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Consolidated Balance Sheets. Our assets include cash and short-term investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the accumulation of positive cash flows from our operations, and primarily includes time deposits with banks or other financial institutions. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries. Manufacturer accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. Client accounts receivable represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebates and guarantees payable when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also include premiums receivable, including the risk corridor adjustment, from CMS for our Medicare Part D PDP product offering and premiums from members. Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, client rebate pass-back liabilities and stock-based compensation. Income taxes receivable represents amounts due from the IRS and state and local taxing authorities associated with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck, and, for the specialty pharmacy business, goodwill for the excess of the Accredo purchase price over net assets acquired, and intangible assets recorded from our acquisition of Accredo.

Our primary liabilities include claims and other accounts payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities also include certain premium and catastrophic reinsurance payments received in advance from CMS for our Medicare Part D PDP product offering. Our debt is primarily comprised of a senior unsecured term loan facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations. See “— Contractual Obligations” below.

Our stockholders’ equity includes an offset for treasury stock purchases under our share repurchase program. The accumulated other comprehensive income component of stockholders’ equity includes the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans recognized upon the initial application, net of tax, of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R).”

Consolidated Statements of Cash Flows. An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle. We also generate operating cash flows associated with our Medicare Part D PDP product offering, including premiums and various subsidies received in advance from CMS. We pay for our mail-order prescription drug inventory in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts. Earned brand-name pharmaceutical manufacturers’ rebates are recorded monthly based upon prescription dispensing, with actual bills rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the brand-name pharmaceutical manufacturers, although some clients may receive more accelerated rebate payments in exchange for other elements of pricing in their contracts. Ongoing cash outflows are associated with expenditures to support our mail-order, retail pharmacy network operations, call center pharmacies and other SG&A functions. The largest components of these expenditures include mail-order inventory purchases, payments to retail pharmacies, rebate and guarantee payments to clients, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, income taxes and share repurchases. Acquisitions will also generally result in cash outflows.

Client-Related Information

Revenues from UnitedHealth Group Incorporated, which is currently our largest client, amounted to approximately $2,500 million, or 22%, of our net revenues in the first quarter of 2007, and $2,230 million, or 21%, of our net revenues in the first quarter of 2006. None of our other clients individually represented more than 10% of our net revenues in the first quarter of 2007 or 2006.

Results of Operations

The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter Ended March 31, 2007	Increase (Decrease)		Quarter Ended April 1, 2006
Net Revenues
Retail product(1)	$6,712.3	$291.4	4.5%	$6,420.9
Mail-order product	4,314.0	291.6	7.2%	4,022.4

Total product(1)	$11,026.3	$583.0	5.6%	$10,443.3

Client and other service	96.8	18.6	23.8%	78.2
Manufacturer service	36.5	(5.5)	(13.1)%	42.0

Total service	$133.3	$13.1	10.9%	$120.2

Total net revenues(1)	$11,159.6	$596.1	5.6%	$10,563.5

Cost of Revenues
Product(1)	$10,349.9	$359.0	3.6%	$9,990.9
Service	36.0	1.6	4.7%	34.4

Total cost of revenues(1)	$10,385.9	$360.6	3.6%	$10,025.3

Gross Margin(2)
Product	$676.4	$224.0	49.5%	$452.4
Product gross margin percentage	6.1%	1.8%		4.3%
Service	$97.3	$11.5	13.4%	$85.8
Service gross margin percentage	73.0%	1.6%		71.4%
Total gross margin	$773.7	$235.5	43.8%	$538.2
Gross margin percentage	6.9%	1.8%		5.1%

Volume Information
Retail	119.5	1.6	1.4%	117.9
Mail-order	23.4	1.4	6.4%	22.0

Total volume	142.9	3.0	2.1%	139.9

Adjusted prescriptions(3)	189.5	6.0	3.3%	183.5

Adjusted mail-order penetration(4)	36.9%	1.1%		35.8%
Generic Dispensing Rate Information
Retail generic dispensing rate	60.2%	4.4%		55.8%
Mail-order generic dispensing rate	48.4%	6.1%		42.3%
Overall generic dispensing rate	58.2%	4.5%		53.7%

(1)	Includes retail co-payments of $1,986 million for the first quarter of 2007 and $1,953 million for the first quarter of 2006.

(2)	Defined as net revenues minus cost of revenues.

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

Net Revenues. The $291 million increase in retail net revenues for the first quarter of 2007 is attributable to net price increases of $203 million driven by higher prices charged by pharmaceutical manufacturers, and net volume increases of $88 million primarily from new business, partially offset by client terminations. The aforementioned net price variance includes the offsetting effect of a price decrease of approximately $385 million from a greater representation of generic drugs in 2007, as well as a reduction of $29 million related to higher levels of rebate sharing with clients, which is further discussed in the gross margin section. Also contributing as an offset to the retail net revenue increase is a client-related benefit of $16 million recorded in the first quarter of 2006.

The $292 million increase in mail-order net revenues for the first quarter of 2007 substantially reflects net volume increases of $290 million primarily from new business, partially offset by client terminations, as well as net price increases of $2 million. The net price increases are driven by higher prices charged by pharmaceutical manufacturers, partially offset by higher levels of rebate sharing with clients resulting in reductions to mail-order revenue of $57 million. Also contributing as an offset within the net price increases is a decrease of approximately $240 million from a higher representation of generic drugs for the first quarter of 2007. Mail-order penetration on an adjusted basis was 36.9% for the first quarter of 2007, or 1.1% higher than the 35.8% for the first quarter of 2006. The increased mail-order penetration results from the higher concentration of mail-order volumes from new clients, as well as programs encouraging the use of mail-order.

Our product net revenues include premium revenues for our Medicare Part D PDP product offering. In the first quarter of 2007, premium revenues for our PDP product were $77 million, less than 1% of total net revenues of $11.2 billion. In the first quarter of 2006, premium revenues for our PDP product were $130 million, or approximately 1% of total net revenues of $10.6 billion. The decrease results from lower auto-assigned dual-eligible individuals.

Our overall generic dispensing rate increased to 58.2% for the first quarter of 2007, compared to 53.7% for the first quarter of 2006. Mail-order and retail generic dispensing rates increased to 48.4% and 60.2%, respectively, for the first quarter of 2007, compared to 42.3% and 55.8%, respectively, for the first quarter of 2006. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.

Service revenues increased $13 million in the first quarter of 2007 as a result of higher client and other service revenues of $19 million, partially offset by lower manufacturer service revenues of $6 million. The higher client and other service revenues reflect higher claims processing administrative fees for services, including clinical programs and Medicare Part D-related support. The lower manufacturer revenues result from lower administrative fees earned as a result of manufacturer contract revisions.

Gross Margin. Our product gross margin percentage was 6.1% for the first quarter of 2007 compared to 4.3% for the first quarter of 2006. The lower rate of increase in the cost of product net revenues compared with product net revenues for 2007 reflects the greater utilization of lower-cost generic products, including the benefit of strategic purchases of a generic product in 2006, which will not continue going forward due to inventory depletion. Also contributing to the lower rate of increase in cost of product net revenues are higher mail-order volumes, and favorable retail pharmacy reimbursement rates, as well as increased brand-name purchasing discounts and increased brand-name pharmaceutical rebates, partially offset by higher prescription drug prices charged by pharmaceutical manufacturers. Our gross margin percentage also reflects the higher levels of rebate sharing with our clients, which increased $86 million for the first quarter of 2007.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $919 million in the first quarter of 2007, and $858 million in the first quarter of 2006, with formulary rebates representing 49.0% and 51.7% of total rebates, respectively. The increase in rebates earned reflects improved formulary management and patient compliance, as well as favorable pharmaceutical manufacturer rebate contract revisions, partially offset by brand-name drugs that have lost patent protection. We retained approximately $168 million, or 18.3%, of total rebates in the first quarter of 2007, compared to $193 million, or 22.5% in the first quarter of 2006. It is anticipated that the rebate retention percentage will decrease further throughout the remainder of 2007 as a result of client contract renewals that are effective after the end of the first quarter.

The service gross margin percentage was 73.0% for the first quarter of 2007, up from 71.4% in the first quarter of 2006. This reflects the increase in service revenues of $13.1 million, driven by the aforementioned client and other service revenue increases, offset by a slight increase in cost of service revenues of $1.6 million.

The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter Ended March 31, 2007	Increase (Decrease)			Quarter Ended April 1, 2006
Gross margin	$773.7	$235.5	43.8%		$538.2
Selling, general and administrative expenses	248.4	(147.5)	(37.3)%		395.9
Amortization of intangibles	54.6	—	—		54.6
Interest and other (income) expense, net	14.9	1.4	10.4%		13.5

Income before provision for income taxes	455.8	381.6	N/M	*	74.2
Provision for income taxes	181.0	151.6	N/M	*	29.4

Net income	$274.8	$230.0	N/M	*	$44.8

*	Not meaningful as a percentage.

Selling, General and Administrative Expenses. SG&A expenses for the first quarter of 2007 were $248 million and decreased from the first quarter of 2006 by $148 million, or 37.3%. This reflects the aforementioned $163 million pre-tax legal settlements charge recorded in the first quarter of 2006 and lower total equity-based compensation expenses of $6 million, partially offset by higher employee-related costs associated with business growth across the enterprise of $17 million, and other expense increases of $4 million.

Amortization of Intangibles. Amortization of intangibles was $55 million for the first quarter of 2007, consistent with the first quarter of 2006.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, for the first quarter of 2007 increased $1 million compared to the first quarter of 2006. The variance results from lower interest income of $1 million reflecting lower average daily cash balances, which primarily results from cash being utilized for share repurchases.

The estimated weighted average interest rate on our indebtedness was approximately 6.9% for the first quarter of 2007, compared to 5.9% for the first quarter of 2006, and reflects increases in floating interest rates on our term loans and accounts receivable financing facility.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.7% in the first quarter of 2007, consistent with 39.6% in the first quarter of 2006.

Net Income and Earnings per Share. Net income as a percentage of net revenues increased to 2.5% in the first quarter of 2007, from 0.4% in the first quarter of 2006 as a result of the aforementioned factors. The first quarter of 2006 includes a 1.0% reduction resulting from the legal settlements charge. Excluding the charge, net income as a percentage of net revenues was 1.4% in the first quarter of 2006.

Diluted earnings per share increased to $0.94 for the first quarter of 2007 from $0.15 for the first quarter of 2006, including the legal settlements charge of $0.32 per share recorded in the first quarter of 2006. Excluding the charge, first-quarter 2007 diluted earnings per share increased 100.0% compared to $0.47 for the first quarter of 2006.

The diluted weighted average shares outstanding were 291.1 million for the first quarter of 2007 and 308.6 million for the first quarter of 2006, representing a decrease of 5.7%. This decrease results from the repurchase of 40.6 million shares of stock in connection with our share repurchase program since its inception in 2005, compared to an equivalent amount of 11.2 million repurchased inception-to-date as of the first quarter of 2006. There were approximately 11.6 million shares repurchased in the first quarter of 2007, the majority of which were repurchased in March. These repurchases were partially offset by the effect of share issuances in connection with stock option exercises.

Specialty Pharmacy Segment. Specialty Pharmacy total net revenues of $1.4 billion for the first quarter of 2007 increased $120 million compared to the first-quarter 2006 revenues of $1.3 billion. The increase primarily results from higher mail-order volumes, reflecting new clients and increased utilization. Also contributing are higher volumes, including intravenous immuno-globulin (“IVIG”) product lines, offset by a decrease in Synagis volume. Operating income of $53.5 million for the first quarter of 2007, or 3.7%, of total Specialty Pharmacy net revenues, increased $9.9 million compared to the first-quarter 2006 operating income of $43.6 million, or 3.3%, of total net revenues. The increased operating income primarily results from the aforementioned higher revenues including the further execution of an initiative to convert retail prescriptions to mail-order prescriptions, as well as favorable product mix. The product mix component primarily results from increased volume of higher margin products including IVIG, and decreased volume of Synagis, which is a lower margin product. See Note 8, “Segment Reporting,” for additional information on the Specialty Pharmacy segment.

Liquidity and Capital Resources

Cash Flows. The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Quarter Ended March 31, 2007	Variance	Quarter Ended April 1, 2006
Net cash provided by (used by) operating activities	$100.5	$131.6	$(31.1)
Net cash used by investing activities	(28.3)	(0.5)	(27.8)
Net cash used by financing activities	(407.6)	(289.2)	(118.4)

Net decrease in cash and cash equivalents	(335.4)	(158.1)	(177.3)
Cash and cash equivalents at beginning of period	818.5	(69.7)	888.2

Cash and cash equivalents at end of period	$483.1	$(227.8)	$710.9

Operating Activities. Net cash provided by operating activities of $100 million for the first quarter of 2007 reflects net income of $275 million, with adjustments for depreciation and amortization of $96 million. Additionally, there was an increase in cash flows of $275 million for client rebates and guarantees payable reflecting increased client rebates passed back to clients and payment timing. In addition, there was a net increase of $114 million in accrued expenses and other noncurrent liabilities, which is primarily attributed to a $72 million increase in unearned premiums and catastrophic reinsurance received in advance from CMS for our Medicare Part D product offering. These increases were partially offset by a $560 million decrease in claims and other accounts payable due to the timing of retail pharmacy payment cycles, as well as a $79 million decrease associated with manufacturer and client accounts receivable resulting from business growth.

The increase in net cash provided by operating activities in the first quarter of 2007 compared to the first quarter of 2006 of $132 million is primarily due to a $139 million increase in cash flows from client accounts receivable and manufacturer accounts receivable, which is mainly attributable to timing with the associated billing cycles. There was also a $74 million increase in cash flows from prepaid expenses and other current assets, primarily due to the timing within our fiscal calendar of a significant prepaid client rebate, as well as a $73 million increase in cash flows associated with the aforementioned increase in client rebates and guarantees payable. These increases were partially offset by a $168 million decrease in cash flows from inventories, net, primarily due to the timing of brand-name pharmaceutical purchases.

Investing Activities. The net cash used by investing activities of $28 million is primarily attributable to capital expenditures associated with capitalized software development in connection with our Medicare Part D PDP product offering and client-related programs, as well as technology and pharmacy operations hardware investments. We expect that our 2007 capital expenditures will not exceed $150 million.

Financing Activities. The net cash used by financing activities of $408 million in the first quarter of 2007 primarily results from $782 million in share repurchases, partially offset by proceeds under the accounts receivable financing facility of $275 million, and proceeds from employee stock plans of $91 million. The increase in net cash used by financing activities of $289 in the first quarter of 2007 compared to the prior year first quarter million is primarily due to an increase in share repurchases of $578 million, partially offset by an increase in proceeds under the accounts receivable financing facility of $275 million.

Total cash and short-term investments as of March 31, 2007 were $554 million, including $483 million in cash and cash equivalents. Total cash and short-term investments as of December 31, 2006 were $887 million, including $819 million in cash and cash equivalents. The decrease of $333 million in cash and short-term investments in the first quarter of 2007 primarily reflects share repurchase activity, partially offset by cash flows from operations and employee stock plans.

Financing Facilities

Senior Bank Credit Facility. At March 31, 2007, we had a $1.5 billion senior unsecured credit facility, composed of a $750 million term loan and a $750 million revolving credit facility. There was $437.5 million outstanding under our term loan facility as of March 31, 2007. We had no amounts outstanding under our revolving credit facility as of March 31, 2007. Prior to its termination, such credit facility incurred interest at the London Interbank Offered Rate (“LIBOR”) plus a 0.5% margin. At March 31, 2007, we had $737 million available for borrowing under the revolving credit facility, exclusive of $13 million in issued letters of credit. On April 30, 2007, such senior bank credit facility was terminated and our existing indebtedness outstanding pursuant to such facility was satisfied in full in connection with the new credit facility described below.

Accounts Receivable Financing Facility. Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. At March 31, 2007, there was $600 million outstanding and no amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating. During the first quarter of 2007, we drew down $275 million under the facility.

Subsequent Refinancing. On April 30, 2007, we completed a new bank financing which, in addition to replacing our existing senior unsecured bank credit facility, is available to support our recently expanded share repurchase program, general corporate activities, working capital requirements and capital expenditures. A new $1 billion senior unsecured term loan and a $2 billion senior unsecured revolving credit facility replaced the previously existing $750 million senior unsecured term loan facility, of which $437.5 million was outstanding as of March 31, 2007, and the $750 million senior unsecured revolving credit facility. At current debt ratings, the new credit facility will bear interest at LIBOR plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused revolving credit facility. As of April 30, 2007, we had $1.987 billion available for borrowing under the revolving credit facility, exclusive of $13 million in issued letters of credit. Due to the debt refinancing, net interest expense is expected to increase by approximately $65 million over 2006 levels throughout the remainder of 2007.

Interest Rates and Covenants. The estimated weighted average annual interest rate on our indebtedness was approximately 6.9% and 5.9% for the quarters ended March 31, 2007 and April 1, 2006, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our bank credit facility and swap agreements.

Our senior unsecured credit facility, senior notes, and accounts receivable financing facility contain covenants, including, among other items, minimum interest coverage and maximum leverage ratios. We were in compliance with all financial covenants at March 31, 2007. Subsequent to the aforementioned refinancing, our financial covenants are somewhat less restrictive and exclude a minimum interest coverage ratio.

Debt Ratings. Medco’s debt ratings, all of which represent investment grade, reflect the following as of May 1, 2007: Moody’s Investors Service, Baa3 (stable outlook); Fitch Ratings, BBB (stable outlook); Standard & Poor’s, BBB (stable outlook). These ratings reflect the subsequent refinancing.

Share Repurchase Program

On February 21, 2007, we announced that our Board of Directors had authorized the expansion of our share repurchase plan by an incremental $3 billion to be repurchased over the next two years, bringing the amount authorized under such repurchase plan to a cumulative total of $5.5 billion. We may incur additional debt as a result of our share repurchase program. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006. We repurchased under the plan approximately 11.6 million shares at a cost of approximately $782 million during the first quarter of 2007, the majority of which were repurchased in March. Inception-to-date repurchases through March 31, 2007 under this program total approximately 40.6 million shares at a cost of approximately $2.3 billion at an average per-share price of $57.54. Our Board of Directors periodically reviews the program and approves trading parameters. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for more information.

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

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of our EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription is affected by the changes in prescription volumes between retail and mail, the relative representation of brand-name, generic and specialty drugs, as well as the level of efficiency in the business.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended
	March 31, 2007	April 1, 2006
Net income	$274.8	$44.8
Add (deduct):
Interest and other (income) expense, net	14.9	13.5
Provision for income taxes	181.0	29.4
Depreciation expense	41.5	49.6
Amortization expense	54.6	54.6

EBITDA	$566.8	$191.9
Legal settlements charge	—	162.6	(1)

EBITDA, excluding the 2006 legal settlements charge	$566.8	$354.5

Adjusted prescriptions(2)	189.5	183.5

EBITDA per adjusted prescription	$2.99	$1.05

EBITDA per adjusted prescription, excluding the 2006 legal settlements charge	$2.99	$1.93

(1)

Represents a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006. This charge reflected an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed federal legal matters.

(2)

Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

Excluding the first-quarter 2006 legal settlements charge, EBITDA increased by 59.9% and EBITDA per adjusted prescription increased 54.9%, compared to a net income increase of 89.9%, for the first quarter of 2007 over the first quarter of 2006. The lower rates of increase for EBITDA and EBITDA per adjusted prescription compared with net income primarily reflect decreased depreciation expense associated with previously capitalized software, which has been fully depreciated.

Contractual Obligations

The following table presents our contractual obligations as of March 31, 2007, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
Long-term debt obligations, including current portion(1) (3)	$937.6	$56.4	$150.0	$231.2	$500.0
Interest expense on long-term debt obligations(2) (3)	297.4	46.2	111.3	81.0	58.9
Operating lease obligations(4)	96.3	22.7	49.6	19.7	4.3
Purchase obligations(5)	78.2	78.2	—	—	—

Total	$1,409.5	$203.5	$310.9	$331.9	$563.2

(1)

Long-term debt obligations exclude the $2.9 million in unamortized discount on the senior notes and a fair value adjustment of $9.9 million associated with the interest rate swap agreements on $200 million of the senior notes.

(2)

The variable component of interest expense for the term loan facility is based on the first-quarter 2007 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Long-term debt obligations and interest expense on long-term debt obligations will change based on the aforementioned subsequent refinancing.

(4)

Reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers.

(5)	Reflects contractual commitments to purchase inventory from certain biopharmaceutical manufacturers.

As of March 31, 2007, we had letters of credit outstanding of approximately $14.3 million, of which approximately $13.3 million were issued under our senior unsecured revolving credit facility.

On April 30, 2007, we used part of the proceeds of the new $1 billion credit facility to satisfy in full our preexisting term loans outstanding of $437.5 million. The new $1 billion senior unsecured term loan matures in April 2012.

Recently Adopted Financial Accounting Standard (FIN 48)

On December 31, 2006, the first day of our fiscal quarter ended March 31, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We have unrecognized tax benefits associated with previously accrued income taxes for periods before and after the spin-off from Merck & Co., Inc. (“Merck”) on August 19, 2003. In connection with the spin-off from Merck, we entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. Effective May 21, 2002, we converted from a limited liability company wholly-owned by Merck, to a corporation (the “incorporation”). Prior to May 21, 2002, we were structured as a single member limited liability company, with Merck as the sole member. We are subject to examination in the U.S. federal jurisdiction from the date of incorporation through December 30, 2006. For state income taxes prior to our incorporation, Merck was taxed on our income. This is also the case for the post incorporation period through the spin-off date in states where Merck filed a unitary or combined tax return. While we are subject to state and local examinations by tax authorities, we are indemnified by Merck for these periods and tax filings. In states where Merck did not file a unitary or combined tax return, we are responsible since incorporation for filing and paying the associated taxes. For the period up to the spin-off date, Merck incurred federal taxes on our income as part of Merck’s consolidated tax return. Subsequent to the spin-off, we have filed our own federal and state tax returns and made the associated payments.

As a result of the implementation of FIN 48, we recognized a decrease of $43.4 million in the liability for income tax contingencies no longer required under the more-likely-than-not accounting model of FIN 48, and a $29.2 million corresponding increase, net of federal income tax benefit, to the December 31, 2006 (the first day of fiscal year 2007) balance of retained earnings. Our total liabilities for income tax contingencies as of December 31, 2006 amounted to $89.8 million, remain subject to audit, and may be released as a result of the expiration of statutes of limitations. The majority of these statutes of limitations are expected to expire by the end of 2010, including certain amounts scheduled to expire over the next twelve months, and are not expected to have a significant impact on earnings.

As of December 31, 2006, our liabilities for income tax contingencies that, if recognized, would affect income tax expense amounted to $58.3 million, net of federal income tax benefit.

We recognize interest and penalties related to liabilities for income tax contingencies in the provision for income taxes for which we had approximately $12.4 million accrued at December 31, 2006.

In the third quarter of 2006, the IRS commenced a routine examination of our U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, that is anticipated to be completed by the end of 2008. The IRS has not proposed adjustments to the tax returns. We have agreed to extend the statute of limitations for the 2003 tax period from September 15, 2007 to September 15, 2008. We are also undergoing various routine examinations by state and local tax authorities for various filing periods.

Recent Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. Our adoption of SFAS 159 in 2008 is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, we have floating rate debt with our credit facility and investments in marketable securities that are subject to interest rate volatility. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facility’s balance outstanding and interest rate swap agreements as of March 31, 2007, which are subject to variable interest rates based on the LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $3.1 million in annual interest expense. Had the new financing been in place as of March 31, 2007, a 25 basis point change in the weighted average annual interest rate would yield a change of approximately $4.5 million in annual interest expense. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Descriptions of certain legal proceedings to which the Company is a party are contained in Note 9, “Commitments and Contingencies,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Such descriptions include the following recent developments:

In April 2003, a lawsuit captioned Peabody Energy Corporation (Peabody) v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Missouri. The complaint, filed by one of the Company’s former clients, relies on allegations similar to those in the ERISA cases discussed in Note 9, “Commitments and Contingencies,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, in addition to allegations relating specifically to Peabody, which has elected to opt out of the settlement described in the aforementioned Note 9. In December 2003, Peabody filed a similar action against Merck in the U.S. District Court for the Eastern District of Missouri. Both of these actions were transferred to the U.S. District Court for the Southern District of New York to be consolidated with the ERISA cases pending against Merck and the Company in that court. On March 21, 2007, the Company settled these two matters.

In September 2004, the Company’s former client, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), filed an action in the Superior Court of New Jersey, Bergen County, alleging, among other things, that the Company breached its contract with Horizon in various respects. The Company denied Horizon’s allegations and filed counterclaims against Horizon. A bench trial was conducted in late February and early March of 2007, after which the court dismissed all claims and counterclaims.

Item 1A.	Risk Factors

Reference is made to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. There have been no material changes with regard to the risk factors disclosed in such Form 10-K.

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

The following is a summary of the Company’s share repurchase activity for the three months ended March 31, 2007:

Issuer Purchases of Equity Securities

Fiscal Period	Shares purchased	Average price paid per share(1)	Total number of shares purchased as part of a publicly announced program since inception(2)	Approximate maximum dollar value of shares that may yet be purchased under the program(3) (in thousands)
Balances at December 30, 2006			29,048,479	$3,944,489

Fiscal January 2007	704,200	$55.28	704,200	$3,905,557
Fiscal February 2007	534,600	$66.02	534,600	$3,870,265
Fiscal March 2007	10,336,007	$68.47	10,336,007	$3,162,590

First quarter 2007 totals	11,574,807	$67.55	11,574,807

(1)

Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended March 31, 2007. The average price paid per share for repurchases initiated since inception is $57.54.

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

Entry into a Material Definitive Agreement

New Credit Facility

On April 30, 2007, the Company entered into a senior unsecured credit agreement with Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead arrangers and joint bookrunners, and the lenders party thereto (the “New Credit Facility”). The New Credit Facility consists of a $2,000,000,000 5-year revolving facility and a $1,000,000,000 5-year term loan facility.

Termination of a Material Definitive Agreement

Previous Credit Facility

On April 30, 2007, the Company used part of the proceeds of the New Credit Facility to terminate and satisfy in full the Company’s existing indebtedness outstanding pursuant to its senior unsecured credit agreement, dated as of August 18, 2005, with JPMorgan Chase Bank N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, and the lenders party thereto (the “Previous Credit Facility”), and to pay related fees and expenses incurred in connection with the termination. The Company did not pay any prepayment premium in connection with the early termination of the Previous Credit Facility. As amended, the Previous Credit Facility consisted of a $750,000,000 5-year revolving facility and a $750,000,000 5-year term loan facility.

Creation of a Direct Financial Obligation

The proceeds of the New Credit Facility have been used and will be used, together with available cash and proceeds from the Company’s securitization program, (i) to satisfy in full the Company’s existing indebtedness outstanding under the Previous Credit Facility, (ii) to pay fees and expenses incurred in connection therewith, (iii) to support the Company’s recently expanded share repurchase program, and (iv) for capital expenditures, working capital requirements and other general corporate purposes.

On April 30, 2007, the Company borrowed a $1,000,000,000 term loan under the terms of the New Credit Facility. The five-year $1,000,000,000 term loan matures on April 30, 2012. The New Credit Facility will bear interest based on a credit ratings grid, and initially will be set at a rate equal to LIBOR plus 0.45% per annum.

During the term of the New Credit Facility, the Company will be subject to customary affirmative and negative covenants, including limits on the ability of subsidiaries that are not guarantors of the Company’s indebtedness to incur additional indebtedness, limits on the ability of the Company and its subsidiaries to create liens, engage in any consolidation or merger or otherwise liquidate or dissolve, or enter into transactions with affiliates.

Upon the occurrence of an event of default, the administrative agent and the lenders will have the option of terminating their commitments and declaring immediately due and payable all amounts outstanding under the New Credit Facility. The credit agreement for the New Credit Facility contains customary events of default including nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenants, cross-default to other indebtedness and certain bankruptcy events.

The description of the New Credit Facility contained in this Item 5 does not purport to be complete and is qualified in its entirety by reference to the credit agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Rule 10b5-1 Sales Plans

Medco’s comprehensive compliance program includes a broad policy against insider trading. The procedures promulgated under that policy include regularly scheduled blackout periods that apply to over 600 employees. Executive officers are prohibited from trading during the period that begins on the first day of the last month of the fiscal period and ends on the third trading day after the release of earnings. In addition, executive officers are required to pre-clear all of their trades. Medco’s executive officers are also subject to share ownership guidelines and retention requirements that further limit their ability to access gain from stock option exercises. The ownership targets are based on a multiple of salary (5, 3 or 1.5 times salary), but are expressed as a number of shares. The targets are determined using base salary and the closing price of our stock on the date of our Annual Meeting of Shareholders. In 2006, the number of shares required to be held was calculated using a $52 stock price.

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

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of April 27, 2007 (1):

Name and Position	Number of Shares to be Sold under the Plan(2)	Timing of Sales Under the Plan	Number of Shares Sold Under the Plan(3)	Projected Beneficial Ownership(4)
Jack A. Smith Senior Vice President, Chief Marketing Officer	8,410	Sales related to option exercises in tranches ranging from 8,410 to 25,635 shares shall be triggered if stock reaches specified prices.	48,960	53,301

(1)

This table does not include any trading plans entered into by any executive officer that has expired by its terms as of April 27, 2007 or has been fully executed through April 27, 2007. No plans entered into by executive officers have been voluntarily terminated.

(2)	This column reflects the number of shares remaining to be sold as of April 27, 2007.

(3)	This column reflects the number of shares sold under the plan through April 27, 2007.

(4)

This column reflects an estimate of the number of shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of April 27, 2007, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since April 27, 2007 outside of the plan.

David B. Snow, Jr., Chairman and Chief Executive Officer, intends to enter into a 10b5-1 trading plan in May 2007 to exercise his initial option grant. The proposed transaction would be “sell to cover” with Mr. Snow holding 100 percent of the profit shares from the exercise. The plan is expected to result in the exercise of 317,100 options and the sale of 205,000 of the shares received on exercise. After this transaction, Mr. Snow will have satisfied his target share ownership of at least five times his base salary.

In addition, the target shares under Medco’s executive stock ownership guidelines will be recalibrated on May 25, 2007, the day after our Annual Meeting of Shareholders using the closing price of our stock on May 24, 2007. Many executive officers are currently at their 2006 target, which was determined using a $52 stock price. Based on the closing price of our stock on April 27, 2007, the 2007 targets for our executive officers, when expressed as a number of shares, would be lower than the 2006 targets. This results from the increase in stock price over the year. If the recalibration of the targets to current market value results in a decrease in the number of shares required to be held, we anticipate that certain executive officers would seek to reduce their Medco holdings to the ownership target. The sale of these previously acquired shares may be accomplished through market orders or trading plans at the election of the executive.

Item 6.	Exhibits

Number	Description	Method of Filing
10.1	Credit Agreement, dated as of April 30, 2007, among the Registrant, the Lenders and Issuing Bank party thereto and Bank of America, N.A., as Administrative Agent, Citicorp North America, Inc. and JP Morgan Chase Bank, N.A., as co-syndication agents, Mizuho Corporate Bank, Ltd. and The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, as documentation agents, and Banc of America Securities LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners.	Filed with this document.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.

Date: May 2, 2007	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Date: May 2, 2007	By:	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

Number	Description
10.1	Credit Agreement, dated as of April 30, 2007, among the Registrant, the Lenders and Issuing Bank party thereto and Bank of America, N.A., as Administrative Agent, Citicorp North America, Inc. and JP Morgan Chase Bank, N.A., as co-syndication agents, Mizuho Corporate Bank, Ltd. and The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, as documentation agents, and Banc of America Securities LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.