Form 10-Q
period 2007-06-30
MEDCO HEALTH SOLUTIONS INC
filed 2007-07-27
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Registrant's telephone number, including area code: 201-269-3400

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

As of the close of business on July 20, 2007 the registrant had 270,777,351 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions, except for share data)

	June 30, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$983.7	$818.5
Short-term investments	62.3	68.4
Manufacturer accounts receivable, net	1,620.7	1,531.6
Client accounts receivable, net	1,220.5	1,294.9
Inventories, net	1,574.3	1,676.8
Prepaid expenses and other current assets	275.0	273.4
Deferred tax assets	206.9	191.4

Total current assets	5,943.4	5,855.0
Income taxes receivable	218.8	212.9
Property and equipment, net	623.7	649.7
Goodwill	5,106.7	5,108.7
Intangible assets, net	2,413.8	2,523.1
Other noncurrent assets	28.8	38.7

Total assets	$14,335.2	$14,388.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,578.7	$2,884.2
Client rebates and guarantees payable	1,069.8	886.1
Accrued expenses and other current liabilities	531.0	656.2
Short-term debt	600.0	325.0
Current portion of long-term debt	—	75.3

Total current liabilities	4,779.5	4,826.8
Long-term debt, net	1,482.0	866.4
Deferred tax liabilities	1,124.6	1,161.3
Other noncurrent liabilities	142.0	30.1

Total liabilities	7,528.1	6,884.6

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued: 321,597,630 shares at June 30, 2007 and 317,509,349 shares at December 30, 2006	3.2	3.2
Accumulated other comprehensive income	14.2	15.3
Additional paid-in capital	7,389.2	7,156.2
Retained earnings	2,404.0	1,885.1

	9,810.6	9,059.8
Treasury stock, at cost: 49,343,476 shares at June 30, 2007 and 29,060,895 shares at December 30, 2006	(3,003.5)	(1,556.3)

Total stockholders’ equity	6,807.1	7,503.5

Total liabilities and stockholders’ equity	$14,335.2	$14,388.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Product net revenues (Includes retail co-payments of $1,887 and $1,807 in the second quarters of 2007 and 2006, and $3,874 and $3,760 in the six months of 2007 and 2006)	$10,912.3	$10,458.9	$21,938.6	$20,902.3
Service revenues	137.3	129.9	270.6	250.1

Total net revenues	11,049.6	10,588.8	22,209.2	21,152.4

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,887 and $1,807 in the second quarters of 2007 and 2006, and $3,874 and $3,760 in the six months of 2007 and 2006)	10,311.9	9,977.6	20,661.8	19,968.4
Cost of service revenues	33.1	27.7	69.1	62.2

Total cost of revenues	10,345.0	10,005.3	20,730.9	20,030.6
Selling, general and administrative expenses	274.0	239.1	522.4	635.0
Amortization of intangibles	54.6	54.6	109.3	109.3
Interest and other (income) expense, net	21.9	15.3	36.8	28.8

Total cost of operations	10,695.5	10,314.3	21,399.4	20,803.7

Income before provision for income taxes	354.1	274.5	809.8	348.7
Provision for income taxes	139.2	103.6	320.1	133.0

Net income	$214.9	$170.9	$489.7	$215.7

Basic earnings per share:
Weighted average shares outstanding	277.2	299.0	282.0	301.6

Earnings per share	$0.78	$0.57	$1.74	$0.72

Diluted earnings per share:
Weighted average shares outstanding	282.1	302.9	286.8	305.8

Earnings per share	$0.76	$0.56	$1.71	$0.71

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

($ in millions, except for per share data)

(Shares in thousands)

	Shares of Common Stock Issued	Shares of Treasury Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balances at December 30, 2006	317,509	29,061	$3.2	$15.3	$7,156.2	$1,885.1	$(1,556.3)	$7,503.5

Comprehensive income:

Net income	—	—	—	—	—	489.7	—	489.7

Other comprehensive income, net of tax, related to defined benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax of $0.8 million	—	—	—	(1.3)	—	—	—	(1.3)
Net gains (losses) included in net periodic benefit cost, net of tax of $(0.1) million	—	—	—	0.2	—	—	—	0.2

Other comprehensive income	—	—	—	(1.1)	—	—	—	(1.1)

Total comprehensive income	—	—	—	(1.1)	—	489.7	—	488.6
Adoption of FASB Interpretation No. 48(1)	—	—	—	—	—	29.2	—	29.2
Issuance of common stock for options exercised, including tax benefit	3,985	—	—	—	181.9	—	—	181.9
Issuance of common stock under employee stock purchase plans	90	—	—	—	5.4	—	—	5.4
Restricted stock and restricted stock unit activity, including tax benefit	14	—	—	—	23.3	—	—	23.3
Stock-based compensation related to options	—	—	—	—	22.4	—	—	22.4
Treasury stock acquired	—	20,282	—	—	—	—	(1,447.2)	(1,447.2)

Balances at June 30, 2007	321,598	49,343	$3.2	$14.2	$7,389.2	$2,404.0	$(3,003.5)	$6,807.1

(1)	See Note 2, “Recently Adopted Financial Accounting Standard (FIN 48),” for more information.

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($ in millions)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$489.7	$215.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85.4	90.9
Amortization of intangibles	109.3	109.3
Deferred income taxes	(69.8)	(54.1)
Stock-based compensation on employee stock plans	46.5	51.1
Tax benefit on employee stock plans	59.1	39.2
Excess tax benefits from stock-based compensation arrangements	(38.7)	(21.2)
Other	25.3	21.3
Net changes in assets and liabilities:
Manufacturer accounts receivable, net	(89.1)	(74.9)
Client accounts receivable, net	51.6	(143.2)
Inventories, net	102.5	(4.8)
Prepaid expenses and other current assets	(1.3)	(96.8)
Income taxes receivable	(5.9)	—
Other noncurrent assets	10.0	15.1
Claims and other accounts payable	(305.5)	(90.9)
Client rebates and guarantees payable	183.7	32.0
Accrued expenses and other current and noncurrent liabilities	23.9	155.7

Net cash provided by operating activities	676.7	244.4

Cash flows from investing activities:
Capital expenditures	(59.4)	(56.3)
Purchases of securities and other investments	(75.1)	(58.3)
Proceeds from sale of securities and other investments	80.3	56.3

Net cash used by investing activities	(54.2)	(58.3)

Cash flows from financing activities:
Proceeds from long-term debt	1,000.0	—
Repayments on long-term debt	(456.5)	(37.7)
Proceeds under accounts receivable financing facility	275.0	—
Debt issuance costs	(1.6)	—
Purchase of treasury stock	(1,447.2)	(753.4)
Excess tax benefits from stock-based compensation arrangements	38.7	21.2
Proceeds from employee stock plans	134.3	104.3

Net cash used by financing activities	(457.3)	(665.6)

Net increase (decrease) in cash and cash equivalents	165.2	(479.5)
Cash and cash equivalents at beginning of period	818.5	888.2

Cash and cash equivalents at end of period	$983.7	$408.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 30, 2006 included in the Company’s Annual Report on Form 10-K. The Company’s fiscal quarters for 2007 and 2006 each consisted of 13 weeks and ended on June 30, 2007 and July 1, 2006, respectively. The change in goodwill for the six months ended June 30, 2007 results from converted option activity associated with the acquisition of Accredo Health, Incorporated (“Accredo”).

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, as disclosed in Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited consolidated financial statements as of December 30, 2006 included in the Company’s Annual Report on Form 10-K, the Company revised its classification of certain components of accounts receivable, net. The Company has made conforming changes to its condensed consolidated statement of cash flows for the six months ended July 1, 2006.

2.	RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARD (FIN 48)

On December 31, 2006, the first day of the Company’s 2007 fiscal year, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition to determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has unrecognized tax benefits associated with previously accrued income taxes for periods before and after the spin-off from Merck & Co., Inc. (“Merck”) on August 19, 2003. In connection with the spin-off from Merck, the Company entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. Effective May 21, 2002, the Company converted from a limited liability company wholly-owned by Merck, to a corporation (the “incorporation”). Prior to May 21, 2002, the Company was structured as a single member limited liability company, with Merck as the sole member. The Company is subject to examination in the U.S. federal jurisdiction from the date of incorporation. For state income taxes prior to the Company’s incorporation, Merck was taxed on the Company’s income. This is also the case for the post incorporation period through the spin-off date in states where Merck filed a unitary or combined tax return. While the Company is subject to state and local examinations by tax authorities, the Company is indemnified by Merck for these periods and tax filings. In states where Merck did not file a unitary or combined tax return, the Company is responsible since incorporation for filing and paying the associated taxes. For the period up to the spin-off date, Merck incurred federal taxes on the Company’s income as part of Merck’s consolidated tax return. Subsequent to the spin-off, the Company has filed its own federal and state tax returns and made the associated payments.

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

The Company recognizes interest related to liabilities for income tax contingencies in the provision for income taxes for which the Company had approximately $12.4 million accrued at December 31, 2006.

In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, that is anticipated to be completed by the end of 2008. The Company has agreed to extend the statute of limitations for the 2003 tax period from September 15, 2007 to September 15, 2008. The Company is also undergoing various routine examinations by state and local tax authorities for various filing periods. The Company has income taxes receivable representing amounts due from the IRS and state and local taxing authorities associated with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients.

3.	EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Weighted average shares outstanding	277.2	299.0	282.0	301.6
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	4.9	3.9	4.8	4.2

Weighted average shares outstanding assuming dilution	282.1	302.9	286.8	305.8

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” (“SFAS 128”) requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For the quarter and six months ended June 30, 2007, there were outstanding options to purchase 3.2 million and 2.6 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the SFAS 128 treasury stock method. These outstanding options may be dilutive to future EPS calculations. For both the quarter and six months ended July 1, 2006, there were outstanding options to purchase 3.7 million shares of Medco stock, which were not dilutive to the EPS calculation. The decrease in the weighted average shares outstanding and diluted weighted average shares outstanding results from the repurchase of 49.3 million shares of stock in connection with the Company’s share repurchase program since its inception in 2005, compared to an equivalent amount of 21.6 million shares repurchased inception-to-date as of the second quarter of 2006. The Company repurchased approximately 20.3 million shares of stock in the first six months of 2007. These decreases in shares outstanding were partially offset by the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options. In accordance with SFAS 128, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.

4.	ACCOUNTS RECEIVABLE

The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. As of June 30, 2007 and December 30, 2006, total manufacturer accounts receivable, net, amounted to $1,620.7 million and $1,531.6 million, respectively. As of June 30, 2007 and December 30, 2006, total client accounts receivable, net, amounted to $1,220.5 million and $1,294.9 million, respectively. Client accounts receivable are presented net of allowance for doubtful accounts and include a credit for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit.

The Company’s allowance for doubtful accounts as of June 30, 2007 and December 30, 2006 of $80.5 million and $81.8 million, respectively, includes $62.8 million and $65.1 million, respectively, for specialty pharmacy. The relatively higher allowance for specialty pharmacy reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 8, “Segment Reporting,” for more information on the Specialty Pharmacy segment. As of June 30, 2007 and December 30, 2006, identified net specialty pharmacy accounts receivable, primarily due from payors and patients, amounted to $389.9 million and $401.5 million, respectively.

5.	INTANGIBLE ASSETS, NET

The following is a summary of the Company’s intangible assets ($ in millions):

	June 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Intangible assets:
PBM client relationships(1)	$3,172.2	$1,481.4	$1,690.8	$3,172.2	$1,391.4	$1,780.8
Accredo(2)	793.5	70.5	723.0	793.5	51.2	742.3

Total	$3,965.7	$1,551.9	$2,413.8	$3,965.7	$1,442.6	$2,523.1

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

6.	DEBT AND REFINANCING

The Company’s debt consists of the following ($ in millions):

	June 30, 2007	December 30, 2006
Short-term debt:
Current portion of long-term debt	$—	$75.3
Accounts receivable financing facility	600.0	325.0

Total short-term debt	600.0	400.3

Long-term debt:
Senior unsecured term loan	1,000.0	381.3
7.25% senior notes due 2013, net of unamortized discount	497.2	497.0
Fair value adjustment for interest rate swap agreements	(15.2)	(11.9)

Total long-term debt	1,482.0	866.4

Total debt	$2,082.0	$1,266.7

On April 30, 2007, the Company entered into a new senior unsecured credit agreement which, in addition to replacing the Company’s existing senior unsecured bank credit facility, is available to support the Company's recently expanded share repurchase program, general corporate activities, working capital requirements and capital expenditures. In connection with the new credit facility, the Company’s previously existing senior bank credit facility was extinguished and the Company’s existing indebtedness outstanding pursuant to such facility was paid in full. The new facility is comprised of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility, compared with the previously existing $750 million senior unsecured term loan facility and the $750 million senior unsecured revolving credit facility. The new term loan matures on April 30, 2012, at which time the outstanding balance is required to be repaid, compared with the previously existing credit facility, under which the Company had quarterly installment payments. At current debt ratings, the new credit facility bears interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused revolving credit facility. The previously existing credit facility incurred interest at the LIBOR plus a 0.5% margin.

As of June 30, 2007, there was $1 billion outstanding under the term loan facility. In addition, the Company had no amounts outstanding and had $1.987 billion available for borrowing, exclusive of $13 million in issued letters of credit, under its revolving credit facility.

7.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$4.7	$4.3	$9.1	$8.6
Interest cost	2.3	1.6	4.0	3.2
Expected return on plan assets	(3.2)	(2.3)	(5.6)	(4.6)
Net amortization of actuarial losses	(0.1)	0.1	—	0.2

Net pension cost	$3.7	$3.7	$7.5	$7.4

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net (credit) cost of these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$0.2	$0.4	$0.4	$0.9
Interest cost	0.2	0.5	0.4	0.9
Amortization of prior service credit	(1.1)	(1.0)	(2.2)	(2.1)
Net amortization of actuarial losses	0.1	0.4	0.3	0.8

Net postretirement benefit (credit) cost	$(0.6)	$0.3	$(1.1)	$0.5

The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service credit component of the net postretirement benefit cost. In the third quarter of 2006, there was a change in assumption regarding retiree participation based on recent plan experience under the amended plan design. The activity for the quarter and six months ended June 30, 2007 reflects that change in assumption.

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

The Company defines the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable, and which require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging, and a higher degree of patient-oriented customer service than is required in the traditional PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, as well as PBM clients as payors.

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

Quarterly Results:	Quarter Ended June 30, 2007			Quarter Ended July 1, 2006
	PBM	Specialty Pharmacy	Total	PBM	Specialty Pharmacy	Total
Product net revenues	$9,431.5	$1,480.8	$10,912.3	$9,140.3	$1,318.6	$10,458.9
Total service revenues	123.3	14.0	137.3	115.2	14.7	129.9

Total net revenues	9,554.8	1,494.8	11,049.6	9,255.5	1,333.3	10,588.8
Total cost of revenues	8,969.1	1,375.9	10,345.0	8,782.7	1,222.6	10,005.3
Selling, general and administrative expenses	219.1	54.9	274.0	187.9	51.2	239.1
Amortization of intangibles	45.0	9.6	54.6	45.0	9.6	54.6

Operating income	$321.6	$54.4	$376.0	$239.9	$49.9	$289.8
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			21.9			15.3

Income before provision for income taxes			$354.1			$274.5

Capital expenditures	$29.0	$5.4	$34.4	$22.2	$6.4	$28.6

Year-to-Date Results:	Six Months Ended June 30, 2007			Six Months Ended July 1, 2006
	PBM	Specialty Pharmacy	Total	PBM	Specialty Pharmacy	Total
Product net revenues	$19,022.8	$2,915.8	$21,938.6	$18,267.8	$2,634.5	$20,902.3
Total service revenues	241.9	28.7	270.6	222.1	28.0	250.1

Total net revenues	19,264.7	2,944.5	22,209.2	18,489.9	2,662.5	21,152.4
Total cost of revenues	18,021.5	2,709.4	20,730.9	17,579.0	2,451.6	20,030.6
Selling, general and administrative expenses	414.5	107.9	522.4	536.9	98.1	635.0
Amortization of intangibles	90.0	19.3	109.3	90.0	19.3	109.3

Operating income	$738.7	$107.9	$846.6	$284.0	$93.5	$377.5
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			36.8			28.8

Income before provision for income taxes			$809.8			$348.7

Capital expenditures	$49.0	$10.4	$59.4	$43.4	$12.9	$56.3

Identifiable Assets	As of June 30, 2007			As of December 30, 2006
	PBM	Specialty Pharmacy	Total	PBM	Specialty Pharmacy	Total
Total identifiable assets	$11,080.7	$3,254.5	$14,335.2	$11,146.3	$3,241.8	$14,388.1

9.	COMMITMENTS AND CONTINGENCIES

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

Government Proceedings and Requests for Information. On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (“STRS”), a former client, filed a complaint against Merck and the Company in the Ohio Court of Common Pleas, alleging, among other things, violations of the contract between STRS and Medco and other state law claims. This case was tried before a jury in November and December 2005. The jury did not reach a verdict on whether Medco violated its contract with STRS. It rendered a verdict in favor of STRS on two other counts for a total of $7.8 million. On July 2, 2007, the Company settled this matter.

The Company is aware of the existence of two sealed qui tam matters. The first action is filed in the Eastern District of Pennsylvania. It appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of these two qui tam matters during settlement negotiations with the Department of Justice in mid-2006. The Company does not know the identities of the relators or the other defendants in either of these matters. These two qui tam matters were not considered in the Company’s settlement with the Department of Justice discussed in Note 3, “Legal Settlements Charge,” to the Company’s audited consolidated financial statements as of December 30, 2006 included in the Company’s Annual Report on Form 10-K.

The Company continues to believe that its business practices comply in all material respects with applicable laws and regulations and intends to vigorously defend itself in these actions.

ERISA and Similar Litigation. In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck and the Company. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA (the Employee Retirement Income Security Act of 1974) and that the Company had breached fiduciary obligations under ERISA in a variety of ways. After the Gruer case was filed, a number of other cases were filed in the same court asserting similar claims. In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis for $42.5 million, and agreed to certain business practice changes, to avoid the significant cost and distraction of protracted litigation. The release of claims under the settlement applies to plans for which the Company has administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval. It does not involve the release of any potential antitrust claims. The plaintiff in one of the Gruer series of cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., has elected to opt out of the settlement. In May 2004, the U.S. District Court granted final approval to the settlement and a final judgment was entered in June 2004. The settlement becomes final only after all appeals have been exhausted. Two appeals are pending.

Similar ERISA-based complaints against the Company and Merck were filed in eight additional actions by ERISA plan participants, purportedly on behalf of their plans, and, in some of the actions, similarly situated self-funded plans. The ERISA plans themselves, which were not parties to these lawsuits, had elected to participate in the Gruer settlement discussed above and, accordingly, seven of these actions had been dismissed pursuant to the final judgment discussed above. The plaintiff in another action, Betty Jo Jones v. Merck-Medco Managed Care, L.L.C., et al., has filed a Second

Amended Complaint, in which she seeks to represent a class of all participants and beneficiaries of ERISA plans that required such participants to pay a percentage co-payment on prescription drugs. The effect of the release under the Gruer settlement discussed above on the Jones action has not yet been litigated. In addition to these cases, a proposed class action complaint against Merck and the Company has been filed in the U.S. District Court for the Northern District of California by trustees of another benefit plan, the United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust. This plan has elected to opt out of the Gruer settlement. The United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc. action has been transferred and consolidated in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation.

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

Antitrust and Related Litigation. In August 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck and the Company. The plaintiffs, who seek to represent a national class of retail pharmacies that had contracted with the Company, allege that the Company has conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification is currently pending.

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

Contract Litigation. In July 2003, a lawsuit captioned Group Hospitalization and Medical Services v. Merck-Medco Managed Care, L.L.C., et al. was filed against the Company in the Superior Court of New Jersey. In this action, the Company’s former client, CareFirst Blue Cross Blue Shield, asserts claims for violation of fiduciary duty under state law; breach of contract; negligent misrepresentation; unjust enrichment; violations of certain District of Columbia laws regarding consumer protection and restraint of trade; and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims, and restitution. A jury trial is scheduled to commence in October 2007.

In October 2002, the Company filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting the Company’s right to retain certain cost savings in accordance with the Company’s written agreement with the West Virginia Public Employees Insurance Agency, or PEIA. In November 2002, the State of West Virginia and PEIA filed a separate lawsuit against Merck and the Company in the same court. This action was premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, conspiracy, tortious interference, unjust enrichment, accounting, fraud and breach of contract. PEIA later filed a counterclaim in the declaratory judgment action and the State of West Virginia, which was joined as a party, filed a third-party complaint against the Company and Merck. On June 27, 2007, the Company settled these two matters.

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

Purchase Obligations. The Company has entered into agreements with certain biopharmaceutical manufacturers that contain minimum purchasing volume commitments. As of June 30, 2007, these purchase obligations, which amounted to $44.3 million for the remainder of 2007, were all associated with the Specialty Pharmacy segment.

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

•

Our specialty pharmacy business is dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or increase our revenues;

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

•	We may be subject to liability claims for damages and other expenses that are not covered by insurance;

•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure and failure to execute could adversely impact our business;

•	We could be required to record a material non-cash charge to income if our recorded intangible assets are impaired, or if we shorten intangible asset useful lives; and

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

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and membership are paramount to our success; the retention and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive generic utilization in light of the significant brand-name drug patent expirations expected to occur over the next several years, and our ability to continue to provide innovative and competitive clinical and other services to clients and patients, including our active participation in the Medicare Part D benefit and the growing specialty pharmacy industry.

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

Financial Performance Summary for the Quarter and Six Months Ended June 30, 2007

Our net income increased 25.7% to $214.9 million and diluted earnings per share increased 35.7% to $0.76 in the second quarter of 2007 compared to $170.9 million and $0.56 per share, respectively, in the second quarter of 2006. Our net income increased 127.0% to $489.7 million and diluted earnings per share increased 140.8% to $1.71 in the six months of 2007 compared to $215.7 million and $0.71 per share, respectively, in the six months of 2006. The 2006 results reflect a pre-tax legal settlements charge of $162.6 million recorded in the first quarter, with a $99.9 million after-tax effect, or $0.32 per diluted share. Excluding the legal settlements charge from 2006, our six-month 2007 net income increased 55.2% and diluted earnings per share increased 66.0%. These increases reflect higher generic dispensing rates and mail-order penetration, and a decrease in the diluted weighted average shares outstanding.

The diluted weighted average shares outstanding were 282.1 million for the second quarter of 2007 and 286.8 million for the six months of 2007, compared to 302.9 million for the second quarter of 2006 and 305.8 million for the six months of 2006, representing decreases of 6.9% and 6.2%, respectively. These decreases result from the repurchase of 49.3 million shares of stock in connection with our share repurchase program since its inception in 2005, compared to an equivalent amount of 21.6 million shares repurchased inception-to-date as of the second quarter of 2006. There were approximately 8.7 million and 20.3 million shares repurchased in the second quarter and six months of 2007, respectively, compared to 10.4 million and 13.9 million shares repurchased in the second quarter and six months of 2006. These repurchases were partially offset by the dilutive effect of stock options.

Total net revenues increased 4.4% to $11,049.6 million for the second quarter of 2007, and increased 5.0% to $22,209.2 for the six months of 2007, compared to the same periods last year. Product net revenues increased 4.3% to $10,912.3 million for the second quarter, and increased 5.0% to $21,938.6 million for the six months, which reflect higher prices charged by pharmaceutical manufacturers, higher volumes including new business, partially offset by higher generic dispensing rates and steeper client discounts including higher levels of rebate sharing. Additionally, our service revenues increased 5.7% to $137.3 million for the second quarter of 2007, and increased 8.2% to $270.6 million for the six months of 2007, which is attributable to higher client and other service revenues, reflecting higher claims processing administrative fees and service fees including clinical programs, partially offset by lower manufacturer service revenues.

Total prescription volume, adjusted for the difference in days supply between mail and retail, increased 3.7% to 186.2 million for the second quarter of 2007, and increased 3.5% to 375.7 million for the six months of 2007, as a result of higher volumes from new clients, partially offset by client terminations. The adjusted mail-order penetration rate increased to 37.7% for the second quarter of 2007, compared to 36.7% for the second quarter of 2006. For the six months, the adjusted mail-order penetration rate increased to 37.3% in 2007, from 36.2% in 2006.

Our overall generic dispensing rate increased to 58.9% in the second quarter of 2007 and 58.6% in the six months of 2007, compared to 53.9% in the second quarter and 53.8% in the six months of 2006, as a result of significant brand-name drugs that have lost patent protection during the mid-year of 2006 through the second quarter of 2007. The higher generic dispensing rates, which contribute to lower costs for clients and members, resulted in a reduction of approximately $720 million in net revenues for the second quarter of 2007 and $1,350 million for the six months of 2007.

The increases in overall gross margin to 6.4% and 6.7% in the second quarter and six months of 2007, respectively, from 5.5% and 5.3% in the second quarter and six months of 2006, respectively, were primarily driven by our increased generic dispensing rates and mail-order penetration.

Selling, general and administrative (“SG&A”) expenses of $274 million for the second quarter of 2007 increased from the second quarter of 2006 by $35 million, or 14.6%, primarily as a result of higher employee-related costs associated with business growth across the Company, including higher performance bonus expenses, and client and product support activity. SG&A expenses for the six months of 2007 decreased from 2006 by $113 million, or 17.7%, primarily as a result of the $162.6 million pre-tax legal settlements charge recorded in the first quarter of 2006, partially offset by higher employee-related costs.

Interest and other (income) expense, net, increased $7 million compared to the second quarter of 2006, and increased $8 million compared to the six months of 2006, primarily reflecting higher interest expense from higher interest rates and increased borrowings from our debt refinancing that took place at the end of April 2007, to support the funding of our share repurchase initiative and other general expenditures.

Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.3% for the second quarter and 39.5% for the six months of 2007, up from 37.7% for the second quarter and 38.1% for the six months of 2006. The 2006 tax rates reflected the favorable resolution of certain income taxes payable and the closure of state income tax audits.

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

Our product net revenues also include premiums associated with our Medicare Part D Prescription Drug Program (“PDP”) risk-based product offering. This product involves prescription dispensing for members covered under the CMS-sponsored Medicare Part D benefit. Commencing January 1, 2006, we began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage pursuant to two contracts by and between CMS and two of our insurance company subsidiaries. We provide a standard drug benefit that represents either (i) the minimum level of benefits mandated by Congress, or (ii) enhanced coverage, on behalf of certain clients, which represents benefits in excess of the standard drug benefit in exchange for additional premiums.

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to product net revenues with a corresponding account receivable or payable to CMS reflected on the consolidated balance sheets. In the second quarter and six months of 2007, premium revenues for our PDP product were $57 million and $134 million, respectively, or less than 1% of total net revenues. In the second quarter and six months of 2006, premium revenues for our PDP product were $136 million and $266 million, respectively, or approximately 1% of total net revenues.

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

Our agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require us to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to any willing pharmacy; (vii) provide emergency out-of-network coverage; and (viii) adopt a comprehensive Medicare and Fraud, Waste and Abuse compliance program. As a CMS-approved PDP, our policies and practices associated with executing the program are subject to audit, and if material contractual or regulatory non-compliance was to be identified, applicable sanctions and/or monetary penalties may be imposed.

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

Interest and other (income) expense, net, primarily includes interest expense on our senior unsecured term loan facility, senior notes, accounts receivable financing facility, and swap agreements on $200 million of the senior notes, partially offset by interest income generated by cash and cash equivalent investments and short-term investments in marketable securities.

For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Consolidated Balance Sheets. Our assets include cash and cash equivalent investments, short-term investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the accumulation of positive cash flows from our operations and financing activities, and primarily includes time deposits with banks or other financial institutions, and money market mutual funds. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.

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

Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from the IRS and state and local taxing authorities associated with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck, and, for the specialty pharmacy business, goodwill for the excess of the Accredo purchase price over net assets acquired, and intangible assets recorded from our acquisition of Accredo.

Our primary liabilities include claims and other accounts payable, client rebates and guarantees payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities also include certain premiums, cost share, and catastrophic reinsurance payments received in advance from CMS for our Medicare Part D PDP product offering. Our debt is primarily comprised of a senior unsecured term loan facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations. See “— Contractual Obligations” below.

Our stockholders’ equity includes an offset for treasury stock purchases under our share repurchase program. The accumulated other comprehensive income component of stockholders’ equity includes the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R).”

Consolidated Statements of Cash Flows. An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle. We also generate operating cash flows associated with our Medicare Part D PDP product offering, including premiums, cost share, and various subsidies received in advance from CMS. We pay for our mail-order prescription drug inventory in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts. Earned brand-name pharmaceutical manufacturers’ rebates are recorded monthly based upon prescription dispensing, with actual bills rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the brand-name pharmaceutical manufacturers, although some clients may receive more accelerated rebate payments in exchange for other elements of pricing in their contracts. Ongoing cash outflows are associated with expenditures to support our mail-order, retail pharmacy network operations, call center pharmacies and other SG&A functions. The largest components of these expenditures include mail-order inventory purchases, payments to retail pharmacies, rebate and guarantee payments to clients, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, income taxes and share repurchases. Acquisitions will also generally result in cash outflows.

Client-Related Information

Revenues from UnitedHealth Group Incorporated, which is currently our largest client, amounted to approximately $2,500 million and $5,000 million, or 22%, of our net revenues in the second quarter and six months of 2007, respectively, and approximately $2,200 million and $4,400 million, or 21%, of our net revenues in the second quarter and six months of 2006, respectively. None of our other clients individually represented more than 10% of our net revenues in the second quarter and six months of 2007 or 2006.

Results of Operations

The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter Ended June 30, 2007	Increase (Decrease)		Quarter Ended July 1, 2006	Six Months Ended June 30, 2007	Increase (Decrease)		Six Months Ended July 1, 2006
Net Revenues
Retail product(1)	$6,603.3	$150.2	2.3%	$6,453.1	$13,315.6	$441.5	3.4%	$12,874.1
Mail-order product	4,309.0	303.2	7.6%	4,005.8	8,623.0	594.8	7.4%	8,028.2

Total product(1)	$10,912.3	$453.4	4.3%	$10,458.9	$21,938.6	$1,036.3	5.0%	$20,902.3

Client and other service	100.8	18.0	21.7%	82.8	197.6	36.7	22.8%	160.9
Manufacturer service	36.5	(10.6)	(22.5)%	47.1	73.0	(16.2)	(18.2)%	89.2

Total service	$137.3	$7.4	5.7%	$129.9	$270.6	$20.5	8.2%	$250.1

Total net revenues(1)	$11,049.6	$460.8	4.4%	$10,588.8	$22,209.2	$1,056.8	5.0%	$21,152.4

Cost of Revenues
Product(1)	$10,311.9	$334.3	3.4%	$9,977.6	$20,661.8	$693.4	3.5%	$19,968.4
Service	33.1	5.4	19.5%	27.7	69.1	6.9	11.1%	62.2

Total cost of revenues(1)	$10,345.0	$339.7	3.4%	$10,005.3	$20,730.9	$700.3	3.5%	$20,030.6

Gross Margin(2)
Product	$600.4	$119.1	24.7%	$481.3	$1,276.8	$342.9	36.7%	$933.9
Product gross margin percentage	5.5%	0.9%		4.6%	5.8%	1.3%		4.5%
Service	$104.2	$2.0	2.0%	$102.2	$201.5	$13.6	7.2%	$187.9
Service gross margin percentage	75.9%	(2.8)%		78.7%	74.5%	(0.6)%		75.1%
Total gross margin	$704.6	$121.1	20.8%	$583.5	$1,478.3	$356.5	31.8%	$1,121.8
Gross margin percentage	6.4%	0.9%		5.5%	6.7%	1.4%		5.3%

Volume Information
Retail	115.9	2.2	1.9%	113.7	235.4	3.7	1.6%	231.7
Mail-order	23.5	1.4	6.3%	22.1	47.0	2.9	6.6%	44.1

Total volume	139.4	3.6	2.7%	135.8	282.4	6.6	2.4%	275.8

Adjusted prescriptions(3)	186.2	6.6	3.7%	179.6	375.7	12.6	3.5%	363.1

Adjusted mail-order penetration(4)	37.7%	1.0%		36.7%	37.3%	1.1%		36.2%

Generic Dispensing Rate Information
Retail generic dispensing rate	60.8%	4.8%		56.0%	60.5%	4.6%		55.9%
Mail-order generic dispensing rate	49.9%	6.8%		43.1%	49.1%	6.4%		42.7%
Overall generic dispensing rate	58.9%	5.0%		53.9%	58.6%	4.8%		53.8%

(1)	Includes retail co-payments of $1,887 million and $1,807 million for the second quarters of 2007 and 2006, and $3,874 million and $3,760 million for the six months of 2007 and 2006.
(2)	Defined as net revenues minus cost of revenues.
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

Net Revenues. The $150 million increase in retail net revenues for the second quarter of 2007 is attributable to net volume increases of $124 million primarily from new business, partially offset by client terminations, and net price increases of $26 million driven by higher prices charged by pharmaceutical manufacturers. For the six months, the $442 million increase in retail net revenues is attributable to net price increases of $231 million driven by higher prices charged by pharmaceutical manufacturers, and net volume increases of $211 million primarily from new business, partially offset by client terminations. The aforementioned net price variance includes the offsetting effect of approximately $440 million for the second quarter and approximately $830 million for the six months from a greater representation of generic drugs in 2007, as well as a reduction of $41 million for the second quarter and $71 million for the six months related to higher levels of rebate sharing with clients, which is further discussed in the gross margin section. Also contributing as an offset to the retail net revenue increases are the beneficial effects in 2006 of the closure of various client-related matters amounting to $29 million recorded in the second quarter of 2006 and $16 million recorded in the first quarter of 2006.

The $303 million increase in mail-order net revenues for the second quarter of 2007 reflects net volume increases of $369 million primarily from new business, partially offset by net price reductions of $66 million. For the six months, the $595 million increase in mail-order net revenues reflects net volume increases of $660 million primarily from new business, partially offset by net price reductions of $65 million. The net price reductions are driven by approximately $280 million from a higher representation of generic drugs for the second quarter of 2007 and $520 million for the six months of 2007. Also contributing to the net price reductions are higher levels of rebate sharing with clients resulting in reductions to mail-order revenue of $45 million for the second quarter and $102 million for the six months, partially offset by higher prices charged by pharmaceutical manufacturers.

Our product net revenues include premium revenues for our Medicare Part D PDP risk-based product offering. In the second quarter and six months of 2007, premium revenues for our PDP product were $57 million and $134 million, respectively, or less than 1% of total net revenues. In the second quarter and six months of 2006, premium revenues for our PDP product were $136 million and $266 million, respectively, or approximately 1% of total net revenues. The 2007 decreases result from lower CMS auto-assigned dual-eligible individuals.

Mail-order generic dispensing rates increased to 49.9% for the second quarter of 2007 and 49.1% for the six months of 2007, compared to 43.1% and 42.7% for the second quarter and six months of 2006, respectively. Retail generic dispensing rates increased to 60.8% for the second quarter of 2007 and 60.5% for the six months of 2007, compared to 56.0% and 55.9% for the second quarter and six months of 2006, respectively. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.

Service revenues increased $7.4 million in the second quarter of 2007 and $20.5 million in the six months of 2007 as a result of higher client and other service revenues of $18.0 million and $36.7 million, respectively, partially offset by lower manufacturer service revenues of $10.6 million and $16.2 million, respectively. The higher client and other service revenues reflect higher claims processing administrative fees, service fees including clinical programs, and data fee revenues. The lower manufacturer revenues result from lower administrative fees earned as a result of manufacturer contract revisions.

Gross Margin. Our product gross margin percentage was 5.5% for the second quarter of 2007 compared to 4.6% for the second quarter of 2006, and 5.8% for the six months of 2007 compared to 4.5% for the six months of 2006. The lower rates of increase in the cost of product net revenues compared with product net revenues for 2007 reflect the greater representation of lower-cost generic products, including the benefit of strategic purchases of a short-lived generic product primarily in the first quarter of 2007. Also contributing to the lower rates of increase in cost of product net revenues are higher mail-order volumes, and favorable retail pharmacy reimbursement rates, as well as increased brand-name purchasing discounts and increased brand-name pharmaceutical rebates, partially offset by higher prescription drug prices charged by pharmaceutical manufacturers. Our gross margin percentage also reflects a reduction associated with higher levels of rebate sharing with our clients, which increased $86 million for the second quarter of 2007 and $173 million for the six months of 2007.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $918 million in the second quarter of 2007, and $875 million in the second quarter of 2006, with formulary rebates representing 50.0% and 52.8% of total rebates, respectively. Rebates totaled $1,837 million in the six months of 2007, and $1,732 million in the six months of 2006, with formulary rebates representing 49.5% and 52.3% of total rebates, respectively. The increase in rebates earned in the second quarter and six months reflects improved formulary management and patient compliance, as well as favorable pharmaceutical manufacturer rebate contract revisions, partially offset by brand-name drugs that have lost patent protection. We retained approximately $143 million, or 15.6%, of total rebates in the second quarter of 2007, compared to $186 million, or 21.2%, in the second quarter of 2006. For the six months, we retained approximately $311 million, or 16.9%, of total rebates in 2007, compared to $379 million, or 21.9%, in 2006. It is anticipated that the rebate retention percentage will decline marginally further throughout the remainder of 2007 as a result of client contract renewals that are effective after the end of the second quarter.

The service gross margin percentage was 75.9% for the second quarter and 74.5% for the six months of 2007, substantially consistent with 78.7% in the second quarter and 75.1% in the six months of 2006. This reflects the increase in service revenues of $7.4 million for the second quarter and $20.5 for the six months, driven by the aforementioned client and other service revenue increases, partially offset by increases in cost of service revenues of $5.4 million for the second quarter and $6.9 for the six months.

The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter Ended June 30, 2007	Increase (Decrease)		Quarter Ended July 1, 2006	Six Months Ended June 30, 2007	Increase (Decrease)		Six Months Ended July 1, 2006
Gross margin	$704.6	$121.1	20.8%	$583.5	$1,478.3	$356.5	31.8%	$1,121.8
Selling, general and administrative expenses	274.0	34.9	14.6%	239.1	522.4	(112.6)	(17.7)%	635.0
Amortization of intangibles	54.6	0.0	0.0%	54.6	109.3	0.0	0.0%	109.3
Interest and other (income) expense, net	21.9	6.6	43.1%	15.3	36.8	8.0	27.8%	28.8

Income before provision for income taxes	354.1	79.6	29.0%	274.5	809.8	461.1	132.2%	348.7
Provision for income taxes	139.2	35.6	34.4%	103.6	320.1	187.1	140.7%	133.0

Net income	$214.9	$44.0	25.7%	$170.9	$489.7	$274.0	127.0%	$215.7

Selling, General and Administrative Expenses. SG&A expenses for the second quarter of 2007 were $274 million and increased from the second quarter of 2006 by $35 million, or 14.6%. This reflects higher employee-related costs associated with business growth across the Company of $28 million, including higher performance bonus expenses, and client and product support activity, expenses associated with strategic initiatives such as Medicare Part D of $3 million, and other expense increases of $4 million.

SG&A expenses for the six months of 2007 were $522 million and decreased from the six months of 2006 by $113 million, or 17.7%. This reflects the aforementioned $163 million pre-tax legal settlements charge recorded in the first quarter of 2006, partially offset by the aforementioned employee-related costs of $40 million, and expenses associated with strategic initiatives such as Medicare Part D of $10 million.

Amortization of Intangibles. Amortization of intangibles was $54.6 million for the second quarter of 2007 and $109.3 for the six months of 2007, consistent with the second quarter and six months of 2006.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, increased $7 million for the second quarter, and $8 million for the six months of 2007, from the same periods last year. The variances result from higher interest expense of $8 million for both the second quarter and six months, respectively, partially offset by higher interest income of $1 million for the quarter. The interest expense variances reflect higher interest rates and increased borrowings from our debt refinancing that took place at the end of April 2007 to support our share repurchase program, general corporate activities, working capital requirements and capital expenditures. The interest income variance reflects higher average daily cash balances.

The estimated weighted average interest rate on our indebtedness was approximately 6.4% and 6.6% for the second quarter and six months of 2007, respectively, compared to 6.3% and 6.1% for the second quarter and six months of 2006, respectively, and reflects increases in floating interest rates on our term loan and accounts receivable financing facility.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.3% in the second quarter of 2007 and 39.5% for the six months of 2007, up from 37.7% for the second quarter and 38.1% for the six months of 2006. The 2006 tax rates reflected the favorable resolution of certain income taxes payable and the closure of state income tax audits, partially offset by a net increase in our marginal state income tax rate due to various state law changes.

Net Income and Earnings per Share. Net income as a percentage of net revenues increased to 1.9% in the second quarter of 2007 from 1.6% in the second quarter of 2006, and increased to 2.2% in the six months of 2007 from 1.0% in the six months of 2006 as a result of the aforementioned factors. The six months of 2006 includes a 0.5% reduction resulting from the legal settlements charge. Excluding the charge, net income as a percentage of net revenues was 1.5% in the six months of 2006.

Diluted earnings per share increased 35.7% to $0.76 for the second quarter of 2007 and 140.8% to $1.71 for the six months of 2007, from $0.56 for the second quarter of 2006 and $0.71 for the six months of 2006, including the legal settlements charge of $0.32 per share recorded in the first quarter of 2006. Excluding the 2006 charge, the six-month 2007 diluted earnings per share of $1.71 increased 66.0% compared to $1.03 for the six months of 2006.

The diluted weighted average shares outstanding were 282.1 million for the second quarter of 2007 and 286.8 million for the six months of 2007, compared to 302.9 million for the second quarter of 2006 and 305.8 million for the six months of 2006, representing decreases of 6.9% and 6.2%, respectively. These decreases result from the repurchase of 49.3 million shares of stock in connection with our share repurchase program since its inception in 2005, compared to an equivalent amount of 21.6 million shares repurchased inception-to-date as of the second quarter of 2006. There were approximately 8.7 million and 20.3 million shares repurchased in the second quarter and six months of 2007, respectively, compared to 10.4 million and 13.9 million shares repurchased in the second quarter and six months of 2006, respectively. The effect of these repurchases was partially offset by the dilutive effect of stock options.

Specialty Pharmacy Segment. Specialty Pharmacy total net revenues of $1,495 million for the second quarter of 2007 increased $162 million compared to the second-quarter 2006 revenues of $1,333 million. Specialty Pharmacy total net revenues of $2,945 million for the six months of 2007 increased $282 million compared to revenues of $2,663 million for the six months of 2006. The increases primarily result from higher mail-order volumes, reflecting new clients and increased utilization. Also contributing are higher volumes, including intravenous immuno-globulin (“IVIG”) product lines, partially offset by a decrease in Synagis® volume. Gross margin, defined as net revenues minus cost of revenues, were 8.0% of net revenues for the second quarter and six months of 2007, compared to 8.3% for the second quarter of 2006 and 7.9% for the six months of 2006. Operating income of $54.4 million for the second quarter of 2007 increased $4.5 million compared to the second-quarter 2006 operating income of $49.9 million. Operating income of $107.9 million for the six months of 2007 increased $14.4 million compared to the six months of 2006 operating income of $93.5 million. The increased operating income primarily results from the aforementioned higher revenues including the further execution of an initiative to convert retail prescriptions to mail-order prescriptions, as well as favorable product mix for the six months of 2007. The product mix component primarily results from increased volume of higher margin products including IVIG, and decreased volume of Synagis®, which is a lower margin product. See Note 8, “Segment Reporting,” for additional information on the Specialty Pharmacy segment.

Liquidity and Capital Resources

Cash Flows. The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Six Months Ended June 30, 2007	Variance	Six Months Ended July 1, 2006
Net cash provided by operating activities	$676.7	$432.3	$244.4
Net cash used by investing activities	(54.2)	4.1	(58.3)
Net cash used by financing activities	(457.3)	208.3	(665.6)

Net increase (decrease) in cash and cash equivalents	165.2	644.7	(479.5)
Cash and cash equivalents at beginning of period	818.5	(69.7)	888.2

Cash and cash equivalents at end of period	$983.7	$575.0	$408.7

Operating Activities. Net cash provided by operating activities of $677 million for the first six months of 2007 reflects net income of $490 million, with adjustments for depreciation and amortization of $195 million. Additionally, there was an increase in cash flows of $184 million for client rebates and guarantees payable reflecting increased rebate sharing with clients and payment timing. Also contributing was an increase in cash flows from inventories, net, of $103 million due to the timing of brand-name pharmaceutical purchases and increased representation of lower-cost generic products. These increases were partially offset by a $306 million decrease in claims and other accounts payable due to retail pharmacy volumes and payment cycles.

The $432 million increase in net cash provided by operating activities in the first six months of 2007 compared to the first six months of 2006 is primarily due to increased net income of $274 million. Also contributing is a $195 million increase in cash flows from client accounts receivable, net, primarily resulting from the commencement of the Medicare Part D PDP product offering in 2006. There was also a $95 million increase in cash flows from prepaid expenses and other current assets, reflecting timing within our fiscal calendar of a significant prepaid client rebate, as well as increases in cash flows of $152 million and $107 million associated with the aforementioned increase in client rebates and guarantees payable and inventories, net, respectively. These increases were partially offset by a decrease in cash flows of $215 million from the aforementioned claims and other accounts payable trending, as well as a decrease in cash flows of $132 million from accrued expenses and other current and noncurrent liabilities, primarily due to the legal settlements charge recorded in the first quarter of 2006 and paid in October 2006.

Investing Activities. The net cash used by investing activities of $54 million is primarily attributable to capital expenditures primarily associated with capitalized software development in connection with client-related programs and our Medicare Part D PDP product offering, and technology and pharmacy operations hardware investments. We expect that our 2007 capital expenditures will be approximately $150 million.

Financing Activities. The net cash used by financing activities of $457 million in the first six months of 2007 primarily results from $1,447 million in share repurchases and repayments on long-term debt of $457 million, partially offset by proceeds from long-term debt of $1 billion as a result of our recent refinancing discussed below, proceeds under the accounts receivable financing facility of $275 million, and proceeds from employee stock plans of $134 million. The decrease in net cash used by financing activities of $208 million in the first six months of 2007 compared to the first six months of 2006 is due to an increase in proceeds from debt of $1,275 million primarily reflecting the refinancing, partially offset by repayments on debt of $419 million, and share repurchases of $694 million.

Total cash and short-term investments as of June 30, 2007 were $1,046 million, including $984 million in cash and cash equivalents. Total cash and short-term investments as of December 30, 2006 were $887 million, including $819 million in cash and cash equivalents. The increase of $159 million in cash and short-term investments for the six months of 2007 primarily reflects cash flows from operations and the recent refinancing, partially offset by share repurchase activity.

Financing Facilities

Senior Bank Credit Facility and Refinancing. On April 30, 2007, we entered into a new senior unsecured credit agreement which, in addition to replacing our previously existing senior unsecured bank credit facility, is available to support our recently expanded share repurchase program, general corporate activities, working capital requirements and capital expenditures. In connection with the new credit facility, our previously existing senior bank credit facility was terminated and our existing indebtedness outstanding pursuant to such facility was paid in full. The new facility is comprised of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility, compared with the previously existing $750 million senior unsecured term loan facility and the $750 million senior unsecured revolving credit facility. The new term loan matures on April 30, 2012, at which time the outstanding balance is required to be repaid, compared with the previously existing credit facility, under which we had quarterly installment payments. At current debt ratings, the new credit facility bears interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused revolving credit facility. The previously existing credit facility incurred interest at the LIBOR plus a 0.5% margin.

As of June 30, 2007, we had $1 billion outstanding under the term loan facility. In addition, we had no amounts outstanding and had $1.987 billion available for borrowing, exclusive of $13 million in issued letters of credit, under the revolving credit facility.

Accounts Receivable Financing Facility. Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. At June 30, 2007, there was $600 million outstanding with no additional amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating. During the first six months of 2007, we drew down $275 million under the facility.

Interest Rates and Covenants. The estimated weighted average annual interest rate on our indebtedness was approximately 6.4% and 6.6% for the second quarter and six months of 2007, respectively, and 6.3% and 6.1% for the second quarter and six months of 2006, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our bank credit facility and swap agreements.

Our senior unsecured credit facility, senior notes, and accounts receivable financing facility contain covenants, including, among other items, maximum leverage ratios. We were in compliance with all financial covenants at June 30, 2007. As a result of the aforementioned refinancing, our financial covenants are slightly less restrictive.

Debt Ratings. Medco’s debt ratings, all of which represent investment grade, reflect the following as of the filing date of this Quarterly Report on Form 10-Q: Moody’s Investors Service, Baa3 (stable outlook); Fitch Ratings, BBB (stable outlook); Standard & Poor’s, BBB (stable outlook). These ratings reflect the recent refinancing.

Share Repurchase Program

On February 21, 2007, we announced that our Board of Directors had authorized the expansion of our share repurchase plan by an incremental $3 billion to be repurchased over the next two years, bringing the amount authorized under such repurchase plan to a cumulative total of $5.5 billion. We may draw down additional debt as a result of our share repurchase program. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006. We repurchased approximately 8.7 million shares at a cost of $665.3 million, and approximately 20.3 million shares at a cost of $1,447.2 million during the second quarter and six months of 2007, respectively. Inception-to-date repurchases through June 30, 2007 under this program total approximately 49.3 million shares at a cost of approximately $3.0 billion and an average per-share price of $60.87. Our Board of Directors periodically reviews the program and approves the associated trading parameters. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for more information.

EBITDA

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of our reported net income, are significant components of our consolidated statements of income and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the 2006 EBITDA excluding the legal settlements charge recorded in the first quarter, as this is not considered an indicator of our ongoing performance.

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of our EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription is affected by the changes in prescription volumes between retail and mail-order, the relative representation of brand-name, generic and specialty drugs, as well as the level of efficiency in the business.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$214.9	$170.9	$489.7	$215.7
Add:
Interest and other (income) expense, net	21.9	15.3	36.8	28.8
Provision for income taxes	139.2	103.6	320.1	133.0
Depreciation expense	43.9	41.4	85.4	90.9
Amortization expense	54.6	54.6	109.3	109.3

EBITDA	$474.5	$385.8	$1,041.3	$577.7
2006 legal settlements charge(1)	—	—	—	162.6

EBITDA, excluding the 2006 legal settlements charge	$474.5	$385.8	$1,041.3	$740.3

Adjusted prescriptions(2)	186.2	179.6	375.7	363.1

EBITDA per adjusted prescription	$2.55	$2.15	$2.77	$1.59

EBITDA per adjusted prescription, excluding the 2006 legal settlements charge	$2.55	$2.15	$2.77	$2.04

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

EBITDA increased by 23.0% and EBITDA per adjusted prescription increased 18.6%, compared to the net income increase of 25.7%, for the second quarter of 2007 over the second quarter of 2006. Excluding the first-quarter 2006 legal settlements charge, EBITDA increased by 40.7% and EBITDA per adjusted prescription increased 35.8%, compared to a net income increase of 55.2%, for the six months of 2007 over the six months of 2006. For the second quarter and six months of 2007, the lower rates of increase for EBITDA and EBITDA per adjusted prescription compared with net income primarily reflect the consistent level of depreciation and amortization expense. For all components, the lower rate of increase for the second quarter of 2007 compared to the six months of 2007 reflects the associated net income trending.

Contractual Obligations

The following table presents our contractual obligations as of June 30, 2007, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
Long-term debt obligations, including current portion(1)	$1,500.0	$—	$—	$—	$1,500.0
Interest expense on long-term debt obligations(2)	510.8	48.0	192.0	192.0	78.8
Operating lease obligations(3)	99.8	16.3	56.1	23.1	4.3
Purchase obligations(4)	44.3	44.3	—	—	—

Total	$2,154.9	$108.6	$248.1	$215.1	$1,583.1

(1)

Long-term debt obligations exclude the $2.8 million in unamortized discount on the senior notes and a fair value adjustment of $15.2 million associated with the interest rate swap agreements on $200 million of the senior notes.

(2)

The variable component of interest expense for the term loan facility is based on the second-quarter 2007 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)

Reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers.

(4)	Reflects contractual commitments to purchase inventory from certain biopharmaceutical manufacturers.

Note: We also have outstanding debt associated with our 364-day renewable accounts receivable financing facility amounting to $600 million at June 30, 2007. This is classified as short-term debt on our balance sheet.

As of June 30, 2007, we had letters of credit outstanding of approximately $14.3 million, of which approximately $13.3 million were issued under our senior unsecured revolving credit facility.

On April 30, 2007, we used part of the proceeds of the new $1 billion term loan to satisfy in full our pre-existing term loan outstanding of $437.5 million. The new $1 billion senior unsecured term loan matures in April 2012, at which time the outstanding balance is required to be repaid.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Contractual Obligations” above.

Recently Adopted Financial Accounting Standard (FIN 48)

On December 31, 2006, the first day of our fiscal quarter ended March 31, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition to determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We have unrecognized tax benefits associated with previously accrued income taxes for periods before and after the spin-off from Merck & Co., Inc. (“Merck”) on August 19, 2003. In connection with the spin-off from Merck, we entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. Effective May 21, 2002, we converted from a limited liability company wholly-owned by Merck, to a corporation (the “incorporation”). Prior to May 21, 2002, we were structured as a single member limited liability company, with Merck as the sole member. We are subject to examination in the U.S. federal jurisdiction from the date of incorporation. For state income taxes prior to our incorporation, Merck was taxed on our income. This is also the case for the post incorporation period through the spin-off date in states where Merck filed a unitary or combined tax return. While we are subject to state and local examinations by tax authorities, we are indemnified by Merck for these periods and tax filings. In states where Merck did not file a unitary or combined tax return, we are responsible since incorporation for filing and paying the associated taxes. For the period up to the spin-off date, Merck incurred federal taxes on our income as part of Merck’s consolidated tax return. Subsequent to the spin-off, we have filed our own federal and state tax returns and made the associated payments.

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

We recognize interest related to liabilities for income tax contingencies in the provision for income taxes for which we had approximately $12.4 million accrued at December 31, 2006.

In the third quarter of 2006, the IRS commenced a routine examination of our U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, that is anticipated to be completed by the end of 2008. We have agreed to extend the statute of limitations for the 2003 tax period from September 15, 2007 to September 15, 2008. We are also undergoing various routine examinations by state and local tax authorities for various filing periods. We have income taxes receivable representing amounts due from the IRS and state and local taxing authorities associated with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients.

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

We have floating rate debt with our credit facility and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facility’s balance outstanding and interest rate swap agreements as of June 30, 2007, which are subject to variable interest rates based on the LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $4.5 million in annual interest expense. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and, therefore, we have no foreign exchange risk.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of June 30, 2007. There have been no changes in internal control over financial reporting (as defined in paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act) for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Descriptions of certain legal proceedings to which the Company is a party are contained in Note 9, “Commitments and Contingencies,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Such descriptions include the following recent developments:

On December 22, 2003, the Board of the State Teachers Retirement System of Ohio (“STRS”), a former client, filed a complaint against Merck and the Company in the Ohio Court of Common Pleas, alleging, among other things, violations of the contract between STRS and Medco and other state law claims. This case was tried before a jury in November and December 2005. The jury did not reach a verdict on whether Medco violated its contract with STRS. It rendered a verdict in favor of STRS on two other counts for a total of $7.8 million. On July 2, 2007, the Company settled this matter.

In October 2002, the Company filed a declaratory judgment action, captioned Medco Health Solutions, Inc. v. West Virginia Public Employees Insurance Agency, in the Circuit Court of Kanawha County, West Virginia, asserting the Company’s right to retain certain cost savings in accordance with the Company’s written agreement with the West Virginia Public Employees Insurance Agency, or PEIA. In November 2002, the State of West Virginia and PEIA filed a separate lawsuit against Merck and the Company in the same court. This action was premised on several state law theories, including violations of the West Virginia Consumer Credit and Protection Act, conspiracy, tortious interference, unjust enrichment, accounting, fraud and breach of contract. PEIA later filed a counterclaim in the declaratory judgment action and the State of West Virginia, which was joined as a party, filed a third-party complaint against the Company and Merck. On June 27, 2007, the Company settled these two matters.

Item 1A.	Risk Factors

Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. There have been no material changes with regard to the risk factors disclosed in such
Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2007, the Company announced that its Board of Directors had authorized the expansion of the Company’s share repurchase plan by an incremental $3 billion to be repurchased over the next two years, bringing the amount authorized under such repurchase plan to a cumulative total of $5.5 billion. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006. The Company’s Board of Directors periodically reviews the program and approves the associated trading parameters.

The following is a summary of the Company’s share repurchase activity for the three months ended June 30, 2007:

Issuer Purchases of Equity Securities

Fiscal Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of a publicly announced program since inception(2)	Approximate dollar value of shares that may yet be purchased under the program(3) (in thousands)
Balances at March 31, 2007			40,623,286	$3,162,590

Fiscal April 2007	462,320	$71.90	462,320	$3,129,350
Fiscal May 2007	4,736,800	$75.22	4,736,800	$2,773,043
Fiscal June 2007	3,508,654	$78.59	3,508,654	$2,497,304

Second quarter 2007 totals	8,707,774	$76.40	8,707,774

(1)

Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended June 30, 2007. The average price paid per share for repurchases initiated since inception is $60.87.

(2)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced share repurchase program.
(3)	These amounts reflect the remaining authorized repurchases based on the increase in the authorized repurchases.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 24, 2007. At the meeting, the Company’s shareholders voted on the following four proposals and cast their votes as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	For	Withhold
Howard W. Barker, Jr.	224,959,273	13,243,945
David B. Snow, Jr.	223,282,353	14,920,865

The Company’s Board of Directors consists of the following nine members: Howard W. Barker, Jr., John L. Cassis, Michael Goldstein, Lawrence S. Lewin, Charles M. Lillis, Edward H. Shortliffe, David B. Snow, Jr., David D. Stevens and Blenda J. Wilson.

Proposal 2: To amend the Company’s Second Amended and Restated Certificate of Incorporation to provide for the phase-in of the annual election of directors:

For	Against	Abstain	Broker Non-votes
234,825,339	1,565,906	1,812,046	0

Proposal 3: To approve the 2007 Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-votes
196,641,549	5,210,585	2,171,464	34,179,693

Proposal 4: To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 29, 2007:

For	Against	Abstain	Broker Non-votes
235,482,254	535,877	2,185,160	0

Item 5.	Other Information

Rule 10b5-1 Sales Plans. Medco’s comprehensive compliance program includes a broad policy against insider trading. The procedures promulgated under that policy include regularly scheduled blackout periods that apply to over 600 employees. Executive officers are prohibited from trading during the period that begins on the first day of the last month of the fiscal period and ends on the third trading day after the release of earnings. In addition, executive officers are required to pre-clear all of their trades. Medco’s executive officers are also subject to share ownership guidelines and retention requirements that further limit their ability to access gain from stock option exercises. The ownership targets are based on a multiple of salary (5, 3 or 1.5 times salary), but are expressed as a number of shares. The targets are determined using base salary and the closing price of our stock on the date of our Annual Meeting of Shareholders. In 2007, the number of shares required to be held was calculated using a $77.73 stock price.

To facilitate compliance with the ownership guidelines and retention requirements, Medco’s Board of Directors authorized the use of prearranged trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. Rule 10b5-1 permits insiders to adopt predetermined plans for selling specified amounts of stock or exercising stock options under specified conditions and at specified times. Executive officers may only enter into a trading plan during an open trading window and they must not possess material nonpublic information regarding the company at the time they adopt the plan. Using trading plans, insiders can diversify their investment portfolios while avoiding concerns about transactions occurring at a time when they might possess material nonpublic information. Under Medco’s policy, sales instructions made pursuant to a written trading plan may be executed during a blackout period. In addition, the use of trading plans provides Medco with a greater ability to monitor trading and compliance with its stock ownership guidelines.

All trading plans adopted by Medco executives are reviewed and approved by the Office of the General Counsel. For ease of administration, executives have been permitted to add new orders to existing plans rather than requiring the adoption of a new plan. Once modified, a plan cannot be changed for at least 90 days. Both new plans and modifications are subject to a mandatory “waiting period” designed to safeguard the plans from manipulation or market timing.

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of July 27, 2007 (1):

Name and Position	Number of Shares to be Sold Under the Plan(2)	Timing of Sales Under the Plan	Number of Shares Sold Under the Plan(3)	Projected Beneficial Ownership(4)
John P. Driscoll President, Insured and Emerging Markets	23,334	Sales related to option exercises shall trigger if stock reaches specified price.	0	44,370

Robert S. Epstein Senior Vice President, Medical and Analytical Affairs & Chief Medical Officer	25,000	Sales related to option exercises shall trigger if stock reaches specified price.	0	59,122

Kenneth O. Klepper President & Chief Operating Officer	26,667	Sale of 5,500 previously acquired shares if stock reaches a specified price and sales related to option exercises shall trigger if stock reaches specified price.	0	115,522

Arthur H. Nardin Senior Vice President, Pharmaceutical Contracting	21,400	Sales related to option exercises in tranches of 14,200 and 7,200 shall trigger if stock reaches specified price.	0	16,175

Karin Princivalle, Senior Vice President, Human Resources	6,000	Sale of 4,000 previously acquired shares if stock reaches a specified price and sales related to option exercises shall trigger if stock reaches specified price.	0	18,242

David B. Snow, Jr. Chairman and Chief Executive Officer	205,700	Sales related to option exercise of 205,700 shall trigger if stock reaches specified price.	0	589,406

(1)

This table does not include any trading plans entered into by any executive officer that has expired by its terms as of July 27, 2007 or has been fully executed through July 27, 2007. No plans entered into by executive officers have been voluntarily terminated.

(2)	This column reflects the number of shares remaining to be sold as of July 27, 2007.
(3)	This column reflects the number of shares sold under the plan through July 27, 2007.
(4)

This column reflects an estimate of the number of shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 27, 2007, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 27, 2007 outside of the plan.

David B. Snow, Jr., Chairman and Chief Executive Officer, entered into a 10b5-1 trading plan on May 4, 2007 to exercise his initial option grant. The transaction is “sell to cover” with Mr. Snow holding 100 percent of the profit shares from the exercise. The transaction can occur on or after August 6, 2007, subject to Medco stock reaching a specified price. The plan is expected to result in the exercise of 317,100 options and the sale of only 205,700 of the shares received on exercise. After this transaction, Mr. Snow will have satisfied his target share ownership of at least five (5) times his base salary.

Item 6.	Exhibits

Number	Description	Method of Filing

10.1	Amendment to the Second Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. as of May 24, 2007 (incorporated by reference to Item 9.01 of the Registrant’s Current Report on Form 8-K filed May 30, 2007).	Incorporated by reference.

10.2	Second Amended and Restated Bylaws of Medco Health Solutions, Inc. as of May 24, 2007 (incorporated by reference to Item 9.01 of the Registrant’s Current Report on Form 8-K filed May 30, 2007).	Incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.
(Registrant)

Date: July 27, 2007	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Date: July 27, 2007	By:	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

Number	Description
10.1	Amendment to the Second Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. as of May 24, 2007 (incorporated by reference to Item 9.01 of the Registrant’s Current Report on Form 8-K filed May 30, 2007).

10.2	Second Amended and Restated Bylaws of Medco Health Solutions, Inc. as of May 24, 2007 (incorporated by reference to Item 9.01 of the Registrant’s Current Report on Form 8-K filed May 30, 2007).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.