Form 10-Q
period 2007-09-29
MEDCO HEALTH SOLUTIONS INC
filed 2007-11-01
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

As of the close of business on October 30, 2007, the registrant had 267,461,727 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions, except for share data)

	September 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$629.5	$818.5
Short-term investments	70.1	68.4
Manufacturer accounts receivable, net	1,538.0	1,531.6
Client accounts receivable, net	1,185.1	1,294.9
Inventories, net	1,645.7	1,676.8
Prepaid expenses and other current assets	284.4	273.4
Deferred tax assets	219.1	191.4

Total current assets	5,571.9	5,855.0
Income taxes receivable	221.8	212.9
Property and equipment, net	618.8	649.7
Goodwill	5,106.4	5,108.7
Intangible assets, net	2,359.2	2,523.1
Other noncurrent assets	47.0	38.7

Total assets	$13,925.1	$14,388.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,177.8	$2,884.2
Client rebates and guarantees payable	1,294.2	886.1
Accrued expenses and other current liabilities	516.8	656.2
Short-term debt	600.0	325.0
Current portion of long-term debt	—	75.3

Total current liabilities	4,588.8	4,826.8
Long-term debt, net	1,488.7	866.4
Deferred tax liabilities	1,109.0	1,161.3
Other noncurrent liabilities	135.3	30.1

Total liabilities	7,321.8	6,884.6

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued: 322,962,400 shares at September 29, 2007 and 317,509,349 shares at December 30, 2006	3.2	3.2
Accumulated other comprehensive income	13.6	15.3
Additional paid-in capital	7,484.6	7,156.2
Retained earnings	2,618.8	1,885.1

	10,120.2	9,059.8
Treasury stock, at cost: 55,722,674 shares at September 29, 2007 and 29,060,895 shares at December 30, 2006	(3,516.9)	(1,556.3)

Total stockholders’ equity	6,603.3	7,503.5

Total liabilities and stockholders’ equity	$13,925.1	$14,388.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except for per share data)

	Quarters Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Product net revenues (Includes retail co-payments of $1,831 and $1,779 in the third quarters of 2007 and 2006, and $5,705 and $5,539 in the nine months of 2007 and 2006)	$10,783.1	$10,334.8	$32,721.7	$31,237.1
Service revenues	135.5	126.3	406.1	376.4

Total net revenues	10,918.6	10,461.1	33,127.8	31,613.5

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,831 and $1,779 in the third quarters of 2007 and 2006, and $5,705 and $5,539 in the nine months of 2007 and 2006)	10,183.3	9,840.8	30,845.0	29,809.2
Cost of service revenues	34.5	26.8	103.6	89.0

Total cost of revenues	10,217.8	9,867.6	30,948.6	29,898.2
Selling, general and administrative expenses	263.2	222.9	785.6	857.9
Amortization of intangibles	54.6	54.6	163.9	163.9
Interest and other (income) expense, net	25.5	20.9	62.3	49.8

Total cost of operations	10,561.1	10,166.0	31,960.4	30,969.8

Income before provision for income taxes	357.5	295.1	1,167.4	643.7
Provision for income taxes	142.8	109.3	462.9	242.3

Net income	$214.7	$185.8	$704.5	$401.4

Basic earnings per share:
Weighted average shares outstanding	268.9	294.1	277.6	299.1

Earnings per share	$0.80	$0.63	$2.54	$1.34

Diluted earnings per share:
Weighted average shares outstanding	274.0	298.7	282.6	303.5

Earnings per share	$0.78	$0.62	$2.49	$1.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

($ in millions, except for per share data)

(Shares in thousands)

	Shares of Common Stock Issued	Shares of Treasury Stock	$0.01 Par Value Common Stock	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balances at December 30, 2006	317,509	29,061	$3.2	$15.3	$7,156.2	$1,885.1	$(1,556.3)	$7,503.5

Comprehensive income:

Net income	—	—	—	—	—	704.5	—	704.5

Other comprehensive income, net of tax, related to defined benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax of $1.2 million	—	—	—	(2.0)	—	—	—	(2.0)
Net gains (losses) included in net periodic benefit cost, net of tax of $(0.2) million	—	—	—	0.3	—	—	—	0.3

Other comprehensive income	—	—	—	(1.7)	—	—	—	(1.7)

Total comprehensive income	—	—	—	(1.7)	—	704.5	—	702.8
Adoption of FASB Interpretation No. 48(1)	—	—	—	—	—	29.2	—	29.2
Issuance of common stock for options exercised, including tax benefit	5,258	—	—	—	246.7	—	—	246.7
Issuance of common stock under employee stock purchase plans	140	—	—	—	9.2	—	—	9.2
Restricted stock and restricted stock unit activity, including tax benefit	55	—	—	—	37.2	—	—	37.2
Stock-based compensation related to options	—	—	—	—	35.3	—	—	35.3
Treasury stock acquired	—	26,662	—	—	—	—	(1,960.6)	(1,960.6)

Balances at September 29, 2007	322,962	55,723	$3.2	$13.6	$7,484.6	$2,618.8	$(3,516.9)	$6,603.3

(1)	See Note 2, “Recently Adopted Financial Accounting Standard (FIN 48),” for more information.

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($ in millions)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$704.5	$401.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	124.4	133.2
Amortization of intangibles	163.9	163.9
Deferred income taxes	(99.7)	(72.7)
Stock-based compensation on employee stock plans	73.9	74.5
Tax benefit on employee stock plans	87.4	57.7
Excess tax benefits from stock-based compensation arrangements	(58.9)	(32.1)
Other	45.7	32.2
Net changes in assets and liabilities:
Manufacturer accounts receivable, net	(6.4)	(44.6)
Client accounts receivable, net	67.4	(257.2)
Inventories, net	31.1	(89.7)
Prepaid expenses and other current assets	(10.8)	(43.0)
Income taxes receivable	—	152.6
Deferred income taxes	(8.9)	(202.5)
Other noncurrent assets	(7.0)	20.6
Claims and other accounts payable	(706.4)	(417.9)
Client rebates and guarantees payable	408.1	267.6
Accrued expenses and other current and noncurrent liabilities	8.1	217.8

Net cash provided by operating activities	816.4	361.8

Cash flows from investing activities:
Capital expenditures	(93.5)	(87.8)
Purchases of securities and other investments	(113.1)	(72.4)
Proceeds from sale of securities and other investments	108.5	69.6

Net cash used by investing activities	(98.1)	(90.6)

Cash flows from financing activities:
Proceeds from long-term debt	1,000.0	—
Repayments on long-term debt	(456.5)	(56.6)
Proceeds under accounts receivable financing facility	275.0	150.0
Repayments under accounts receivable financing facility	—	(150.0)
Debt issuance costs	(1.7)	(0.4)
Purchase of treasury stock	(1,960.6)	(825.9)
Excess tax benefits from stock-based compensation arrangements	58.9	32.1
Proceeds from employee stock plans	177.6	150.2

Net cash used by financing activities	(907.3)	(700.6)

Net decrease in cash and cash equivalents	(189.0)	(429.4)
Cash and cash equivalents at beginning of period	818.5	888.2

Cash and cash equivalents at end of period	$629.5	$458.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 30, 2006 included in the Company’s Annual Report on Form 10-K. The Company’s fiscal quarters for 2007 and 2006 each consisted of 13 weeks and ended on September 29, 2007 and September 30, 2006, respectively. The change in goodwill for the nine months ended September 29, 2007 results from converted stock option activity associated with the acquisition of Accredo Health, Incorporated (“Accredo”).

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, as disclosed in Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited consolidated financial statements as of December 30, 2006 included in the Company’s Annual Report on Form 10-K, the Company revised its classification of certain components of accounts receivable, net. As a result, the Company has made conforming changes to its condensed consolidated statement of cash flows for the nine months ended September 30, 2006.

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

The Company has unrecognized tax benefits associated with previously accrued income taxes for periods before and after the spin-off from Merck & Co., Inc. (“Merck”) on August 19, 2003. In connection with the spin-off from Merck, the Company entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. Effective May 21, 2002, the Company converted from a limited liability company wholly-owned by Merck, to a corporation (the “incorporation”). Prior to May 21, 2002, the Company was structured as a single member limited liability company, with Merck as the sole member. The Company is subject to examination in the U.S. federal jurisdiction from the date of incorporation. For state income taxes prior to the Company’s incorporation, Merck was taxed on the Company’s income. This is also the case for the post incorporation period through the spin-off date in states where Merck filed a unitary or combined tax return. While the Company is subject to state and local examinations by tax authorities, the Company is indemnified by Merck for these periods and tax filings. In states where Merck did not file a unitary or combined tax return, the Company is responsible for filing and paying the associated taxes since the incorporation. For the period up to the spin-off date, Merck incurred federal taxes on the Company’s income as part of Merck’s consolidated tax return. Subsequent to the spin-off, the Company has filed its own federal and state tax returns and made the associated payments.

As a result of the implementation of FIN 48, the Company recognized a decrease of $43.4 million in the liability for income tax contingencies no longer required under the more-likely-than-not accounting model of FIN 48, and a $29.2 million corresponding increase, net of federal income tax benefit, to the December 31, 2006 (the first day of fiscal year 2007) balance of retained earnings. The Company’s total liabilities for income tax contingencies as of December 31, 2006 amounted to $89.8 million, remain subject to audit, and may be released on audit closure or as a result of the expiration of statutes of limitations. As of December 31, 2006, the Company’s liabilities for income tax contingencies that, if recognized, would affect income tax expense amounted to $58.3 million, net of federal income tax benefit. The majority of these statutes of limitations are expected to expire by the end of 2010, including certain amounts that may expire over the next twelve months representing approximately 40% of the $89.8 million.

The Company recognizes interest related to liabilities for income tax contingencies in the provision for income taxes for which the Company had approximately $12.4 million accrued at December 31, 2006.

In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, that is currently anticipated to be completed in 2008. The Company has agreed to extend the statute of limitations for the 2003 tax period from September 15, 2007 to September 15, 2008. The Company is also undergoing various routine examinations by state and local tax authorities for various filing periods.

The Company has income taxes receivable representing amounts due from the IRS and state and local taxing authorities associated with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients.

3. EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Weighted average shares outstanding	268.9	294.1	277.6	299.1
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	5.1	4.6	5.0	4.4

Weighted average shares outstanding assuming dilution	274.0	298.7	282.6	303.5

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” (“SFAS 128”) requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For the quarter and nine months ended September 29, 2007, there were outstanding options to purchase 3.4 million and 3.5 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the SFAS 128 treasury stock method. These outstanding options may be dilutive to future EPS calculations. For the quarter and nine months ended September 30, 2006, there were outstanding options to purchase 3.7 million and 4.0 million shares of Medco stock, respectively, which were not dilutive to the EPS calculation. The decreases in the weighted average shares outstanding and diluted weighted average shares outstanding for the quarter and nine months ended September 29, 2007 compared to the same periods in 2006 results from the repurchase of 55.7 million shares of stock in connection with the Company’s share repurchase program since its inception in 2005, compared to an equivalent amount of 22.8 million shares repurchased inception-to-date as of the third quarter of 2006. The Company repurchased approximately 26.7 million shares of stock in the first nine months of 2007. These decreases in shares outstanding were partially offset by the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options. In accordance with SFAS 128, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.

4. ACCOUNTS RECEIVABLE

The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. As of September 29, 2007 and December 30, 2006, total manufacturer accounts receivable, net, amounted to $1,538.0 million and $1,531.6 million, respectively. As of September 29, 2007 and December 30, 2006, total client accounts receivable, net, amounted to $1,185.1 million and $1,294.9 million, respectively. Client accounts receivable are presented net of allowance for doubtful accounts and include a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit.

The Company’s allowance for doubtful accounts as of September 29, 2007 and December 30, 2006 of $89.0 million and $81.8 million, respectively, includes $62.9 million and $65.1 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 8, “Segment Reporting,” for more information on the Specialty Pharmacy segment. As of September 29, 2007 and December 30, 2006, identified net specialty pharmacy accounts receivable, primarily due from payors and patients, amounted to $398.3 million and $401.5 million, respectively.

5. INTANGIBLE ASSETS, NET

The following is a summary of the Company’s intangible assets ($ in millions):

	September 29, 2007			December 30, 2006
Intangible assets:	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
PBM client relationships(1)	$3,172.2	$1,526.3	$1,645.9	$3,172.2	$1,391.4	$1,780.8
Accredo(2)	793.5	80.2	713.3	793.5	51.2	742.3

Total	$3,965.7	$1,606.5	$2,359.2	$3,965.7	$1,442.6	$2,523.1

(1)

Principally comprised of the recorded value of Medco’s client relationships at the time of the acquisition of the Company by Merck in 1993 and, to a significantly lesser extent, the Company’s acquisition of ProVantage Health Services, Inc. in 2000.

(2)	Represents the Specialty Pharmacy segment, primarily reflecting the portion of the excess of the purchase price paid by the Company to acquire Accredo in 2005 over tangible net assets acquired.

Aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated to be approximately $218 million. The weighted average useful life of intangible assets subject to amortization is 23 years in total. The weighted average useful life is approximately 23 years for the PBM client relationships and approximately 22 years for the Accredo-acquired intangible assets.

6. DEBT AND REFINANCING

The Company’s debt consists of the following ($ in millions):

	September 29, 2007	December 30, 2006
Short-term debt:
Current portion of long-term debt	$—	$75.3
Accounts receivable financing facility	600.0	325.0

Total short-term debt	600.0	400.3

Long-term debt:
Senior unsecured term loan	1,000.0	381.3
7.25% senior notes due 2013, net of unamortized discount	497.3	497.0
Fair value adjustment for interest rate swap agreements	(8.6)	(11.9)

Total long-term debt	1,488.7	866.4

Total debt	$2,088.7	$1,266.7

On April 30, 2007, the Company entered into a senior unsecured credit agreement which, in addition to replacing the Company’s existing senior unsecured credit facility, is available to fund the Company's share repurchase program, general corporate activities, working capital requirements, capital expenditures and acquisitions. In connection with the refinancing, the Company’s pre-existing senior unsecured credit facility was extinguished and the Company’s indebtedness outstanding pursuant to such facility was paid in full. The current facility consists of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The pre-existing facility consisted of a $750 million senior unsecured term loan and a $750 million senior unsecured revolving credit facility. The current term loan matures on April 30, 2012, at which time the outstanding balance is required to be repaid, compared with the pre-existing credit facility, under which the Company had quarterly installment payments. At the Company’s current debt ratings, the current credit facility bears interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused revolving credit facility. The pre-existing credit facility incurred interest at LIBOR plus a 0.5% margin, with a 12.5 basis point commitment fee due on the unused revolving credit facility.

As of September 29, 2007, there was $1 billion outstanding under the term loan facility. In addition, the Company had no amounts outstanding and had $1.987 billion available for borrowing, after giving effect to $13 million in issued letters of credit, under its revolving credit facility.

On October 31, 2007, the Company drew down $1 billion under the revolving credit facility in order to partially fund the acquisition of PolyMedica. See Note 11, “Subsequent Events—PolyMedica Acquisition,” for more information.

Interest expense on total debt was $34.6 million and $88.7 million for the third quarter and nine months ended September 29, 2007, and $25.7 million and $71.5 million for the third quarter and nine months ended September 30, 2006.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost	$4.5	$4.3	$13.6	$12.9
Interest cost	1.9	1.7	5.9	4.9
Expected return on plan assets	(2.7)	(2.3)	(8.3)	(6.9)
Net amortization of actuarial losses	—	0.1	—	0.3

Net pension cost	$3.7	$3.8	$11.2	$11.2

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost (credit)	$0.2	$(0.3)	$0.6	$0.6
Interest cost (credit)	0.1	(0.4)	0.5	0.5
Amortization of prior service credit	(1.0)	(1.1)	(3.2)	(3.2)
Net amortization of actuarial losses	0.2	(0.3)	0.5	0.5

Net postretirement benefit credit	$(0.5)	$(2.1)	$(1.6)	$(1.6)

The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service credit component of the net postretirement benefit credit. In the third quarter of 2006, there was a change in assumption regarding retiree participation based on recent plan experience under the amended plan design. The activity for all periods presented reflects that change in assumption.

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

The Company defines the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable, and which require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging and a higher degree of patient-oriented customer service than is required in the traditional PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, as well as PBM clients as payors.

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

	Quarter Ended September 29, 2007			Quarter Ended September 30, 2006
Quarterly Results:	PBM	Specialty Pharmacy	Total	PBM	Specialty Pharmacy	Total
Product net revenues	$9,300.1	$1,483.0	$10,783.1	$8,996.6	$1,338.2	$10,334.8
Total service revenues	118.9	16.6	135.5	113.4	12.9	126.3

Total net revenues	9,419.0	1,499.6	10,918.6	9,110.0	1,351.1	10,461.1
Total cost of revenues	8,835.1	1,382.7	10,217.8	8,618.8	1,248.8	9,867.6
Selling, general and administrative expenses	208.4	54.8	263.2	174.4	48.5	222.9
Amortization of intangibles	45.0	9.6	54.6	45.0	9.6	54.6

Operating income	$330.5	$52.5	$383.0	$271.8	$44.2	$316.0
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			25.5			20.9

Income before provision for income taxes			$357.5			$295.1

Capital expenditures	$27.7	$6.4	$34.1	$25.1	$6.4	$31.5

	Nine Months Ended September 29, 2007			Nine Months Ended September 30, 2006
Year-to-Date Results:	PBM	Specialty Pharmacy	Total	PBM	Specialty Pharmacy	Total
Product net revenues	$28,322.9	$4,398.8	$32,721.7	$27,264.4	$3,972.7	$31,237.1
Total service revenues	360.8	45.3	406.1	335.5	40.9	376.4

Total net revenues	28,683.7	4,444.1	33,127.8	27,599.9	4,013.6	31,613.5
Total cost of revenues	26,856.5	4,092.1	30,948.6	26,197.9	3,700.3	29,898.2
Selling, general and administrative expenses	623.0	162.6	785.6	711.3	146.6	857.9
Amortization of intangibles	134.9	29.0	163.9	134.9	29.0	163.9

Operating income	$1,069.3	$160.4	$1,229.7	$555.8	$137.7	$693.5
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			62.3			49.8

Income before provision for income taxes			$1,167.4			$643.7

Capital expenditures	$76.7	$16.8	$93.5	$68.5	$19.3	$87.8

	As of September 29, 2007			As of December 30, 2006
Identifiable Assets	PBM	Specialty Pharmacy	Total	PBM	Specialty Pharmacy	Total
Total identifiable assets	$10,639.9	$3,285.2	$13,925.1	$11,146.3	$3,241.8	$14,388.1

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings.

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. The most significant of these matters are described below.

There is uncertainty regarding the possible course and outcome of the proceedings discussed below. Although it is not feasible to predict or determine the final outcome of any proceedings with certainty, the Company believes there is no litigation pending against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, liquidity and operating results. However, there can be no assurances that an adverse outcome in any of the lawsuits described below will not result in material fines, penalties and damages, changes to the Company’s business practices, loss of (or litigation with) clients or a material adverse effect on the Company’s business, financial condition, liquidity and operating results. It is also possible that future results of operations for any particular quarterly or annual period could be materially adversely affected by the ultimate resolution of one or more of these matters, or changes in the Company’s assumptions or its strategies related to these proceedings. The Company continues to believe that its business practices comply in all material respects with applicable laws and regulations and is vigorously defending itself in the actions described below. The Company believes that most of the claims made in these legal proceedings and government investigations would not likely be covered by insurance.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions that have been deemed reasonable by management.

Government Proceedings and Requests for Information. The Company is aware of the existence of two sealed qui tam matters. The first action is filed in the Eastern District of Pennsylvania and it appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of these two qui tam matters during settlement negotiations on an unrelated matter with the Department of Justice in 2006. The Company does not know the identities of the relators in either of these matters. These two qui tam matters were not considered in the Company’s settlement with the Department of Justice discussed in Note 3, “Legal Settlements Charge,” to the Company’s audited consolidated financial statements as of December 30, 2006 included in the Company’s Annual Report on Form 10-K.

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

Various appeals were taken and in October 2007, the U.S. Court of Appeals for the Second Circuit overruled all but one objection to the settlement that had been the subject of the appeals. The appeals court vacated the lower court’s approval of the settlement in one respect, and remanded the case to the District Court for further proceedings relating to the manner in which the settlement funds should be allocated between self-funded and insured plans. The plaintiff in one of the Gruer series of cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., has elected to opt out of the settlement.

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

The Company does not believe that it is a fiduciary under ERISA (except in those instances in which it has expressly contracted to act as a fiduciary for limited purposes), and believes that its business practices comply with all applicable laws and regulations.

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

In December 2005, a lawsuit captioned Mike’s Medical Center Pharmacy, et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the U.S. District Court for the Northern District of California. The plaintiffs seek to represent a class of all pharmacies and pharmacists that had contracted with the Company and California pharmacies that had indirectly purchased prescription drugs from Merck and make factual allegations similar to those in the Alameda Drug Company action discussed below. The plaintiffs assert claims for violation of the Sherman Act, California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, treble damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief.

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

In January 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that had contracted with the Company and that had indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company has failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck had failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the amended complaint-in-intervention filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed in Note 3, “Legal Settlements Charge,” to the Company’s audited consolidated financial statements as of December 30, 2006 included in the Company’s Annual Report on Form 10-K. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company had been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. In the complaint, the plaintiff further alleges, among other things, that the Company acts as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition.

In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that had contracted with the Company within the last three years, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act, and seeks, among other things, compensatory damages, attorneys’ fees and injunctive relief. On September 21, 2007, the Magistrate Judge recommended that the District Court deny Medco’s motion to stay the action pending arbitration. On October 4, 2007, Medco filed an objection to the Magistrate’s Report and Recommendation. That motion is pending.

Contract Litigation. In July 2003, a lawsuit captioned Group Hospitalization and Medical Services v. Merck-Medco Managed Care, L.L.C., et al. was filed against the Company in the Superior Court of New Jersey. In this action, the Company’s former client, CareFirst Blue Cross Blue Shield, asserts claims for violation of fiduciary duty under state law; breach of contract; negligent misrepresentation; unjust enrichment; violations of certain District of Columbia laws regarding consumer protection and restraint of trade; and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims and restitution. A jury trial is scheduled to commence in January 2008.

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

PolyMedica Shareholder Litigation. Description of legal proceedings to which the Company is a party is contained in Note 11, "Subsequent Events—PolyMedica Shareholder Litigation" to unaudited interim condensed consolidated financial statements included this Quarterly Report on Form 10-Q.

Other Matters.

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

Purchase Obligations.

The Company has entered into agreements with certain biopharmaceutical manufacturers that contain minimum purchasing volume commitments. These purchase obligations, which amount to $21.6 million for the fourth quarter of 2007, were all associated with the Specialty Pharmacy segment.

10. RECENT ACCOUNTING PRONOUNCEMENT

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company’s adoption of SFAS 159 in 2008 is not expected to have a material impact on its consolidated financial statements.

11. SUBSEQUENT EVENTS

PolyMedica Acquisition. On October 31, 2007, the Company acquired all of the outstanding common stock of PolyMedica Corporation (“PolyMedica”) for $1.5 billion in cash. PolyMedica is a leading provider of diabetes care, under its Liberty Medical brand, including blood glucose testing supplies and related services. This acquisition is expected to support the Company’s ability to deliver advanced, specialized pharmacy services by treating patients at the disease level. Under the terms of the Agreement and Plan of Merger dated August 27, 2007, PolyMedica shareholders received $53 in cash for each outstanding share of PolyMedica common stock. The Company funded the transaction on October 31, 2007 through a combination of $1 billion in bank borrowings from its existing $2 billion revolving credit facility and cash on hand.

PolyMedica Shareholder Litigation. In August 2007, a putative stockholder class action lawsuit related to the merger was filed by purported stockholders of PolyMedica Corporation in the Superior Court of Massachusetts for Middlesex County against, amongst others, the Company and its affiliate, MACQ Corp. The lawsuit captioned, Groen v. PolyMedica Corp. et al., alleges, among other things, that the price agreed to in the merger agreement was inadequate and unfair to the PolyMedica stockholders and that the defendants breached their duties to the stockholders and/or aided breaches of duty by other defendants in negotiating and approving the merger agreement. Shortly thereafter, two virtually identical lawsuits (only one of which named the Company as a defendant) were filed in the same court. The complaints allege claims for breach of fiduciary duty and seek injunctive, declaratory and other equitable relief.

On September 28, 2007, the parties to these actions reached an agreement in principle to settle the actions. As part of the settlement, the defendants, while denying all allegations of wrongdoing, agreed, among other things, to make certain disclosures and to pay certain fees and costs associated with the litigation. The settlement is subject to, among other things, the execution of definitive documentation and court approval.

Announcement to Acquire Critical Care Systems, Inc. On November 1, 2007, the Company announced that Accredo signed a definitive agreement to acquire privately-held Critical Care Systems, Inc., one of the nation’s largest independent providers of specialty infusion services for home-based and ambulatory settings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the pharmacy benefit management (“PBM”) and specialty pharmacy industries, and other legal, regulatory and economic developments. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include:

•	Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients;

•	Failure to retain key clients could result in significantly decreased revenues and could harm our profitability;

•	If we do not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline;

•	Our acquisition activity increased recently and if we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected;

•	If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations;

•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;

•	Failure to execute our Medicare Part D prescription drug benefits strategy could adversely impact our business and financial results;

•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;

•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;

•	We are subject to corporate integrity agreements and noncompliance may impede our ability to conduct business with the federal government;

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

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents filed from time to time with the Securities and Exchange Commission.

Overview

We are the nation’s leading pharmacy benefit manager based on net revenues. We provide sophisticated traditional and specialty prescription drug benefit programs and services for our clients, members of client-funded benefit plans or those served by the Medicare Part D Prescription Drug Program (“Medicare Part D”), and individual patients. Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare Part D, and particularly in specialty pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing PBM services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our Specialty Pharmacy segment, Accredo Health Group, which became the nation’s largest specialty pharmacy based on revenues with the acquisition of Accredo Health, Incorporated (“Accredo”) on August 18, 2005 (the “Accredo acquisition”). See Note 4, “Acquisitions of Businesses,” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for more information. When we use the term “mail order,” we mean Medco’s mail-order pharmacy operations, as well as Accredo’s specialty pharmacy operations. When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Financial Performance Summary for the Quarter and Nine Months Ended September 29, 2007

Our net income increased 15.6% to $214.7 million and diluted earnings per share increased 25.8% to $0.78 for the third quarter of 2007 compared to $185.8 million and $0.62 per share, respectively, for the third quarter of 2006. Our net income increased 75.5% to $704.5 million and diluted earnings per share increased 88.6% to $2.49 for the nine months of 2007 compared to $401.4 million and $1.32 per share, respectively, for the nine months of 2006. The 2006 results reflect a pre-tax legal settlements charge of $162.6 million recorded in the first quarter, with a $99.9 million after-tax effect, or $0.33 per diluted share. Excluding the legal settlements charge from 2006, our nine-month 2007 net income increased 40.5% and diluted earnings per share increased 50.9%. These increases reflect higher generic dispensing rates and mail-order penetration, and a decrease in the diluted weighted average shares outstanding.

The diluted weighted average shares outstanding were 274.0 million for the third quarter of 2007 and 282.6 million for the nine months of 2007, compared to 298.7 million for the third quarter of 2006 and 303.5 million for the nine months of 2006, representing decreases of 8.3% and 6.9%, respectively. These decreases result from our share repurchase program which commenced in 2005.

Total net revenues increased 4.4% to $10,918.6 million for the third quarter of 2007, and increased 4.8% to $33,127.8 for the nine months of 2007, compared to the same periods last year. Product net revenues increased 4.3% to $10,783.1 million for the third quarter, and increased 4.8% to $32,721.7 million for the nine months, which reflect higher prices charged by pharmaceutical manufacturers, and higher total volume including new business, partially offset by a greater representation of lower cost generic drugs and steeper client discounts including higher levels of rebate sharing and client transitions. Additionally, our service revenues increased 7.3% to $135.5 million for the third quarter of 2007, and increased 7.9% to $406.1 million for the nine months of 2007, which is primarily attributable to higher client and other service revenues, reflecting increased revenues for services associated with Medicare Part D-related product offerings and clinical programs. The nine month period also reflects higher claims processing administrative fees.

Total prescription volume, adjusted for the difference in days supply between mail and retail, increased 2.0% to 182.7 million for the third quarter of 2007, and increased 3.0% to 558.4 million for the nine months of 2007, primarily as a result of higher volumes from new clients, partially offset by client terminations. The adjusted mail-order penetration rate increased to 38.4% for the third quarter of 2007, compared to 37.1% for the third quarter of 2006. For the nine months, the adjusted mail-order penetration rate increased to 37.7% in 2007, from 36.5% in 2006.

Our overall generic dispensing rate increased to 60.3% for the third quarter of 2007 and 59.1% for the nine months of 2007, compared to 56.0% for the third quarter and 54.5% for the nine months of 2006. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization. The higher generic dispensing rates, which contribute to lower costs for clients and members, resulted in a reduction of approximately $570 million in net revenues for the third quarter of 2007 and $1,915 million for the nine months of 2007.

The increases in overall gross margin to 6.4% and 6.6% for the third quarter and nine months of 2007, respectively, compared to 5.7% and 5.4% for the third quarter and nine months of 2006, respectively, were primarily driven by our increased generic dispensing rates and mail-order penetration.

Selling, general and administrative (“SG&A”) expenses of $263.2 million for the third quarter of 2007 increased from the third quarter of 2006 by $40.3 million, or 18.1%, primarily as a result of higher employee-related costs associated with business growth across the Company, including higher performance bonus expenses, as well as client and product support activities. SG&A expenses for the nine months of 2007 decreased from 2006 by $72.3 million, or 8.4%, including the $162.6 million pre-tax legal settlements charge recorded in the first quarter of 2006. Excluding the pre-tax legal settlements charge, SG&A expenses for the nine months of 2007 increased from 2006 by $90.3 million, or 13%, as a result of the aforementioned higher employee-related costs.

Interest and other (income) expense, net, increased $4.6 million compared to the third quarter of 2006, and increased $12.5 million compared to the nine months of 2006, primarily reflecting higher interest expense from increased borrowings from our debt refinancing that we completed on April 30, 2007 to fund our share repurchase program, general corporate activities, working capital requirements, capital expenditures and acquisitions.

Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.9% for the third quarter and 39.7% for the nine months of 2007, up from 37.0% for the third quarter and 37.6% for the nine months of 2006. The 2006 third-quarter tax rate included the effect of a favorable accounting method change for rebates approved by the Internal Revenue Service, primarily reflecting interest receivable from the IRS. The 2006 nine-month tax rate also reflected the favorable resolution of certain income taxes payable and the closure of state income tax audits in the second quarter of 2006.

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

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to product net revenues with a corresponding account receivable or payable to CMS reflected on the consolidated balance sheets. In the third quarter and nine months of 2007, premium revenues for our PDP product were $61 million and $195 million, respectively, or less than 1% of total net revenues. In the third quarter and nine months of 2006, premium revenues for our PDP product were $98 million and $364 million, respectively, or approximately 1% of total net revenues.

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

Cost of revenues is comprised primarily of cost of product net revenues and is principally attributable to the dispensing of prescription drugs. Cost of product net revenues for prescriptions dispensed through our network of retail pharmacies are comprised of the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks, including the associated member co-payments. Our cost of product net revenues relating to drugs dispensed by our mail-order pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. The operating costs of our call center pharmacies are also included in cost of product net revenues. In addition, cost of product net revenues includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels.

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

Consolidated Balance Sheets. Our assets include cash and cash equivalents, short-term investments, manufacturer accounts receivable, client accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash and cash equivalents reflect the accumulation of net positive cash flows from our operations, investing and financing activities, and primarily include time deposits with banks or other financial institutions, and money market mutual funds. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.

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

Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from the IRS and state and local taxing authorities associated with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles related to our acquisition in 1993 by Merck & Co., Inc. (“Merck”), and, for the specialty pharmacy business, goodwill for the excess of the Accredo purchase price over net assets acquired, and intangible assets recorded from our acquisition of Accredo.

Our primary liabilities include claims and other accounts payable, client rebates and guarantees payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities are also comprised of certain premiums, cost share, and catastrophic reinsurance payments received in advance from CMS for our Medicare Part D PDP product offering. This includes published amounts due to CMS associated with the 2006 plan year reconciliation process. Our debt is primarily comprised of a senior unsecured term loan facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations. See “— Contractual Obligations” below.

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

Consolidated Statements of Cash Flows. An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle. We also generate operating cash flows associated with our Medicare Part D PDP product offering, including premiums, cost share, and various subsidies received in advance from CMS. In addition, our operating cash flows include tax benefits associated with employee stock plans.

Ongoing operating cash flows are associated with expenditures to support our mail-order, retail pharmacy network operations, call center pharmacies and other SG&A functions. The largest components of these expenditures include mail-order inventory purchases, which are paid in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts, payments to retail pharmacies, rebate and guarantee payments to clients, employee payroll and benefits, facility operating expenses and income taxes. In addition, earned brand-name pharmaceutical manufacturers’ rebates are recorded monthly based upon prescription dispensing, with actual bills rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the brand-name pharmaceutical manufacturers, although some clients may receive more accelerated rebate payments in exchange for other elements of pricing in their contracts.

Ongoing investing cash flows are primarily associated with capital expenditures including technology investments, as well as purchases and proceeds from securities and other investments, which relate to investment activities of our insurance companies. Acquisitions will also generally result in cash outflows from investing activities. Our financing cash flows include share repurchases, proceeds from debt, interest and principal payments on our outstanding debt, proceeds from employee stock plans, and the benefits of realized tax deductions in excess of tax benefits on compensation expense.

Client-Related Information

Revenues from UnitedHealth Group Incorporated, which is currently our largest client, amounted to approximately $2,400 million and $7,400 million, or 22%, of our net revenues in the third quarter and nine months of 2007, respectively, and approximately $2,200 million and $6,600 million, or 21%, of our net revenues in the third quarter and nine months of 2006, respectively. None of our other clients individually represented more than 10% of our net revenues in the third quarter and nine months of 2007 or 2006.

Results of Operations

The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter Ended September 29, 2007	Increase (Decrease)		Quarter Ended September 30, 2006	Nine Months Ended September 29, 2007	Increase (Decrease)		Nine Months Ended September 30, 2006
Net Revenues
Retail product(1)	$6,451.9	$117.4	1.9%	$6,334.5	$19,767.5	$558.8	2.9%	$19,208.7
Mail-order product	4,331.2	330.9	8.3%	4,000.3	12,954.2	925.8	7.7%	12,028.4

Total product(1)	$10,783.1	$448.3	4.3%	$10,334.8	$32,721.7	$1,484.6	4.8%	$31,237.1

Client and other service	95.7	10.7	12.6%	85.0	293.4	47.4	19.3%	246.0
Manufacturer service	39.8	(1.5)	(3.6)%	41.3	112.7	(17.7)	(13.6)%	130.4

Total service	$135.5	$9.2	7.3%	$126.3	$406.1	$29.7	7.9%	$376.4

Total net revenues(1)	$10,918.6	$457.5	4.4%	$10,461.1	$33,127.8	$1,514.3	4.8%	$31,613.5

Cost of Revenues
Product(1)	$10,183.3	$342.5	3.5%	$9,840.8	$30,845.0	$1,035.8	3.5%	$29,809.2
Service	34.5	7.7	28.7%	26.8	103.6	14.6	16.4%	89.0

Total cost of revenues(1)	$10,217.8	$350.2	3.5%	$9,867.6	$30,948.6	$1,050.4	3.5%	$29,898.2

Gross Margin(2)
Product	$599.8	$105.8	21.4%	$494.0	$1,876.7	$448.8	31.4%	$1,427.9
Product gross margin percentage	5.6%	0.8%		4.8%	5.7%	1.1%		4.6%
Service	$101.0	$1.5	1.5%	$99.5	$302.5	$15.1	5.3%	$287.4
Service gross margin percentage	74.5%	(4.3)%		78.8%	74.5%	(1.9)%		76.4%
Total gross margin	$700.8	$107.3	18.1%	$593.5	$2,179.2	$463.9	27.0%	$1,715.3
Gross margin percentage	6.4%	0.7%		5.7%	6.6%	1.2%		5.4%

Volume Information
Retail	112.5	(0.2)	(0.2)%	112.7	347.9	3.5	1.0%	344.4
Mail-order	23.5	1.2	5.4%	22.3	70.4	4.0	6.0%	66.4

Total volume	136.0	1.0	0.7%	135.0	418.3	7.5	1.8%	410.8

Adjusted prescriptions(3)	182.7	3.5	2.0%	179.2	558.4	16.1	3.0%	542.3

Adjusted mail-order penetration(4)	38.4%	1.3%		37.1%	37.7%	1.2%		36.5%

Generic Dispensing Rate Information
Retail generic dispensing rate	62.2%	4.3%		57.9%	61.0%	4.4%		56.6%
Mail-order generic dispensing rate	50.9%	4.6%		46.3%	49.7%	5.8%		43.9%
Overall generic dispensing rate	60.3%	4.3%		56.0%	59.1%	4.6%		54.5%

(1)	Includes retail co-payments of $1,831 million and $1,779 million for the third quarters of 2007 and 2006, and $5,705 million and $5,539 million for the nine months of 2007 and 2006.
(2)	Defined as net revenues minus cost of revenues.
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

Net Revenues. The $117 million increase in retail net revenues for the third quarter of 2007 is attributable to net price increases of $130 million driven by higher prices charged by pharmaceutical manufacturers, partially offset by net volume decreases of $13 million reflecting the impact of client transitions. For the nine months, the $559 million increase in retail net revenues is attributable to net price increases of $360 million driven by higher prices charged by pharmaceutical manufacturers, and net volume increases of $199 million primarily from new business, partially offset by client terminations. The aforementioned net price variance includes the offsetting effect of approximately $390 million for the third quarter and approximately $1,215 million for the nine months from a greater representation of generic drugs in 2007, as well as a reduction of $27 million for the third quarter and $93 million for the nine months related to higher levels of rebate sharing with clients, which is further discussed in the gross margin section. Also contributing as an offset to the retail net revenue increases are the beneficial effects in 2006 of the closure of various client-related matters amounting to $29 million recorded in the second quarter of 2006 and $16 million recorded in the first quarter of 2006.

The $331 million increase in mail-order net revenues for the third quarter of 2007 reflects net volume increases of $339 million primarily from new business, partially offset by net price reductions of $8 million. For the nine months, the $926 million increase in mail-order net revenues reflects net volume increases of $999 million primarily from new business, partially offset by net price reductions of $73 million. The net price reductions are driven by reductions to mail-order revenues of approximately $180 million from a higher representation of generic drugs for the third quarter of 2007 and $700 million for the nine months of 2007. Also contributing to the net price reductions are higher levels of rebate sharing with clients resulting in reductions to mail-order revenue of $59 million for the third quarter and $156 million for the nine months, partially offset by higher prices charged by pharmaceutical manufacturers.

Our product net revenues include premium revenues for our Medicare Part D PDP risk-based product offering. In the third quarter and nine months of 2007, premium revenues for our PDP product were $61 million and $195 million, respectively, or less than 1% of total net revenues. In the third quarter and nine months of 2006, premium revenues for our PDP product were $98 million and $364 million, respectively, or approximately 1% of total net revenues. The 2007 decreases result from lower CMS auto-assigned dual-eligible individuals who generally do not have a financial incentive to use mail order or generics.

Mail-order generic dispensing rates increased to 50.9% for the third quarter of 2007 and 49.7% for the nine months of 2007, compared to 46.3% and 43.9% for the third quarter and nine months of 2006, respectively. Retail generic dispensing rates increased to 62.2% for the third quarter of 2007 and 61.0% for the nine months of 2007, compared to 57.9% and 56.6% for the third quarter and nine months of 2006, respectively. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.

Service revenues increased $9.2 million in the third quarter of 2007 and $29.7 million in the nine months of 2007 as a result of higher client and other service revenues of $10.7 million and $47.4 million, respectively, partially offset by lower manufacturer service revenues of $1.5 million and $17.7 million, respectively. The higher client and other service revenues reflect higher revenues for services associated with Medicare Part D-related product offerings and clinical programs, in addition to higher claims processing administrative fees for the nine months. The lower manufacturer revenues result from lower administrative fees earned as a result of manufacturer contract revisions.

Gross Margin. Our product gross margin percentage was 5.6% for the third quarter of 2007 compared to 4.8% for the third quarter of 2006, and 5.7% for the nine months of 2007 compared to 4.6% for the nine months of 2006. The lower rates of increase in the cost of product net revenues compared with product net revenues for 2007 reflect the greater representation of lower-cost generic products, including the strategic purchasing benefit of a short-lived generic product primarily in the first quarter of 2007. Also contributing to the lower rates of increase in cost of product net revenues are higher mail-order volumes, and favorable retail pharmacy reimbursement rates, as well as increased brand-name pharmaceutical rebates, partially offset by higher prescription drug prices charged by pharmaceutical manufacturers. Our gross margin percentage also reflects a reduction associated with higher levels of rebate sharing with our clients, which increased $86 million for the third quarter of 2007 and $249 million for the nine months of 2007.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $856 million in the third quarter of 2007, and $808 million in the third quarter of 2006, with formulary rebates representing 50.4% and 52.3% of total rebates, respectively. Rebates totaled $2,693 million in the nine months of 2007, and $2,540 million in the nine months of 2006, with formulary rebates representing 49.8% and 52.3% of total rebates, respectively. The increase in rebates earned in the third quarter and nine months reflects improved formulary management and patient compliance, as well as favorable pharmaceutical manufacturer rebate contract revisions, partially offset by brand-name drugs that have lost patent protection. We retained approximately $110 million, or 12.8%, of total rebates in the third quarter of 2007, compared to $148 million, or 18.3%, in the third quarter of 2006. For the nine months, we retained approximately $421 million, or 15.6%, of total rebates in 2007, compared to $517 million, or 20.3%, in 2006.

The service gross margin percentage was 74.5% for the third quarter and nine months of 2007, compared to 78.8% for the third quarter and 76.4% for the nine months of 2006. This reflects the increase in service revenues of $9.2 million for the third quarter and $29.7 for the nine months, driven by the aforementioned client and other service revenue increases, offset by increases in cost of service revenues of $7.7 million for the third quarter and $14.6 million for the nine months reflecting higher labor and other costs associated with client programs including Medicare Part D.

The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter Ended September 29, 2007	Increase (Decrease)		Quarter Ended September 30, 2006	Nine Months Ended September 29, 2007	Increase (Decrease)		Nine Months Ended September 30, 2006
Gross margin	$700.8	$107.3	18.1%	$593.5	$2,179.2	$463.9	27.0%	$1,715.3
Selling, general and administrative expenses	263.2	40.3	18.1%	222.9	785.6	(72.3)	(8.4)%	857.9
Amortization of intangibles	54.6	—	—	54.6	163.9	—	—	163.9
Interest and other (income) expense, net	25.5	4.6	22.0%	20.9	62.3	12.5	25.1%	49.8

Income before provision for income taxes	357.5	62.4	21.1%	295.1	1,167.4	523.7	81.4%	643.7
Provision for income taxes	142.8	33.5	30.6%	109.3	462.9	220.6	91.0%	242.3

Net income	$214.7	$28.9	15.6%	$185.8	$704.5	$303.1	75.5%	$401.4

Selling, General and Administrative Expenses. SG&A expenses for the third quarter of 2007 were $263 million and increased from the third quarter of 2006 by $40 million, or 18.1%. This reflects higher employee-related costs of $30 million associated with business growth across the Company, including higher performance bonus expenses, as well as client and product support activities, promotional-related expenses including a branding campaign of $6 million, and other expense increases of $4 million.

SG&A expenses for the nine months of 2007 were $786 million and decreased from the nine months of 2006 by $72 million, or 8.4%, including the aforementioned $163 million pre-tax legal settlements charge recorded in the first quarter of 2006. Excluding the pre-tax legal settlements charge, SG&A expenses for the nine months of 2007 increased from 2006 by $90 million, or 13%, as a result of the higher employee-related costs of $73 million, expenses associated with strategic initiatives such as Medicare Part D of $13 million, and promotional-related costs, including a branding campaign of $11 million, partially offset by other expense decreases of $7 million.

Amortization of Intangibles. Amortization of intangibles was $54.6 million for the third quarter of 2007 and $163.9 for the nine months of 2007, consistent with the third quarter and nine months of 2006.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, increased $4.6 million for the third quarter, and $12.5 million for the nine months of 2007, from the same periods last year. The variances result from higher interest expense of $8.9 million for the quarter and $17.1 million for the nine months, partially offset by higher interest income of $4.3 million and $4.6 million, respectively. The interest expense variances reflect increased borrowings from our debt refinancing that was effective April 30, 2007, to support our share repurchase program, general corporate activities, working capital requirements, capital expenditures and acquisitions. The interest income variance reflects higher average daily cash balances primarily generated from operations.

The weighted average interest rate on our indebtedness was approximately 6.4% and 6.5% for the third quarter and nine months of 2007, respectively, compared to 6.5% and 6.2% for the third quarter and nine months of 2006, respectively, and reflects variability in floating interest rates on the term loans and the accounts receivable financing facility.

Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.9% in the third quarter of 2007 and 39.7% for the nine months of 2007, up from 37.0% for the third quarter and 37.6% for the nine months of 2006. The 2006 third-quarter tax rate included the effect of a favorable accounting method change for rebates approved by the IRS, primarily reflecting interest receivable from the IRS, and a benefit from the favorable closure of state tax exposures resulting from the expiration of the statute of limitations in certain states. The 2006 nine-month tax rate also reflected the favorable resolution of certain income taxes payable and the closure of state income tax audits in the second quarter. These benefits were partially offset by a net increase in our marginal state income tax rate due to various state law changes.

Net Income and Earnings per Share. Net income as a percentage of net revenues increased to 2.0% in the third quarter of 2007 from 1.8% in the third quarter of 2006, and increased to 2.1% in the nine months of 2007 from 1.3% in the nine months of 2006 as a result of the aforementioned factors. The nine months of 2006 include a 0.3 percentage point reduction resulting from the legal settlements charge. Excluding the charge, net income as a percentage of net revenues was 1.6% in the nine months of 2006.

Diluted earnings per share increased 25.8% to $0.78 for the third quarter of 2007 and 88.6% to $2.49 for the nine months of 2007, from $0.62 for the third quarter of 2006 and $1.32 for the nine months of 2006, including the legal settlements charge of $0.33 per share recorded in the first quarter of 2006. Excluding the 2006 charge, the nine-month 2007 diluted earnings per share of $2.49 increased 50.9% compared to $1.65 for the nine months of 2006.

The diluted weighted average shares outstanding were 274.0 million for the third quarter of 2007 and 282.6 million for the nine months of 2007, compared to 298.7 million for the third quarter of 2006 and 303.5 million for the nine months of 2006, representing decreases of 8.3% and 6.9%, respectively. These decreases result from the repurchase of 55.7 million shares of stock in connection with our share repurchase program since its inception in 2005 through the end of the third quarter of 2007, compared to an equivalent amount of 22.8 million shares repurchased inception-to-date through the end of the third quarter of 2006. There were approximately 6.4 million and 26.7 million shares repurchased in the third quarter and nine months of 2007, respectively, compared to 1.2 million and 15.1 million shares repurchased in the third quarter and nine months of 2006, respectively. The effect of these repurchases was partially offset by the dilutive effect of stock options.

Segment Results

PBM Segment. The PBM segment involves sales of traditional prescription drugs to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter Ended September 29, 2007	Increase (Decrease)		Quarter Ended September 30, 2006	Nine Months Ended September 29, 2007	Increase (Decrease)		Nine Months Ended September 30, 2006
Product net revenues	$9,300.1	$303.5	3.4%	$8,996.6	$28,322.9	$1,058.5	3.9%	$27,264.4
Total service revenues	118.9	5.5	4.9%	113.4	360.8	25.3	7.5%	335.5

Total net revenues	9,419.0	309.0	3.4%	9,110.0	28,683.7	1,083.8	3.9%	27,599.9
Total cost of revenues	8,835.1	216.3	2.5%	8,618.8	26,856.5	658.6	2.5%	26,197.9

Total gross margin (1)	$583.9	$92.7	18.9%	$491.2	$1,827.2	$425.2	30.3%	$1,402.0
Gross margin percentage	6.2%	0.8%		5.4%	6.4%	1.3%		5.1%

Selling, general and administrative expenses	208.4	34.0	19.5%	174.4	623.0	(88.3)	(12.4)%	711.3
Amortization of intangibles	45.0	—	—	45.0	134.9	—	—	134.9

Operating income	$330.5	$58.7	21.6%	$271.8	$1,069.3	$513.5	92.4%	$555.8

(1)	Defined as net revenues minus cost of revenues.

PBM total net revenues of $9,419 million for the third quarter of 2007 increased $309 million compared to the third-quarter 2006 revenues of $9,110 million. PBM total net revenues of $28,684 million for the nine months of 2007 increased $1,084 million compared to revenues of $27,600 million for the nine months of 2006. The increases primarily reflect higher prices charged by pharmaceutical manufacturers, higher total volume including new business, partially offset by a greater representation of lower cost generic drugs and steeper client discounts including higher levels of rebate sharing. Gross margins were 6.2% of net revenues for the third quarter of 2007 and 6.4% for the nine months of 2007, compared to 5.4% for the third quarter of 2006 and 5.1% for the nine months of 2006, primarily driven by the increased generic dispensing rates.

SG&A expenses for the third quarter of 2007 were $208 million and increased from the third quarter of 2006 by $34 million. This primarily reflects higher employee-related costs associated with business growth across the Company. SG&A expenses for the nine months of 2007 were $623 million and decreased from the nine months of 2006 by $88 million. This primarily reflects the aforementioned $163 million pre-tax legal settlements charge recorded in the first quarter of 2006, partially offset by higher employee-related costs.

Operating income of $331 million for the third quarter of 2007 increased $59 million, or 21.6%, compared to the third quarter of 2006. Operating income of $1,069 million for the nine months of 2007 increased $514 million, or 92.4%, compared to the nine months of 2006, including the first-quarter 2006 pre-tax legal settlements charge. Excluding the legal settlements charge from 2006, nine-month 2007 operating income increased $351 million, or 48.8%. The increased operating income results from the aforementioned factors. For additional information on the PBM segment, see Note 8, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Specialty Pharmacy Segment. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition and is also comprised of specialty pharmacy activity previously included within Medco’s PBM business, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases.

We define the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable, and which require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging and a higher degree of patient-oriented customer service than is required in the traditional PBM business model. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, as well as PBM clients as payors. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter Ended September 29, 2007	Increase (Decrease)		Quarter Ended September 30, 2006	Nine Months Ended September 29, 2007	Increase (Decrease)		Nine Months Ended September 30, 2006
Product net revenues	$1,483.0	$144.8	10.8%	$1,338.2	$4,398.8	$426.1	10.7%	$3,972.7
Total service revenues	16.6	3.7	28.7%	12.9	45.3	4.4	10.8%	40.9

Total net revenues	1,499.6	148.5	11.0%	1,351.1	4,444.1	430.5	10.7%	4,013.6
Total cost of revenues	1,382.7	133.9	10.7%	1,248.8	4,092.1	391.8	10.6%	3,700.3

Total gross margin (1)	$116.9	$14.6	14.3%	$102.3	$352.0	$38.7	12.4%	$313.3
Gross margin percentage	7.8%	0.2%		7.6%	7.9%	0.1%		7.8%

Selling, general and administrative expenses	54.8	6.3	13.0%	48.5	162.6	16.0	10.9%	146.6
Amortization of intangibles	9.6	—	—	9.6	29.0	—	—	29.0

Operating income	$52.5	$8.3	18.8%	$44.2	$160.4	$22.7	16.5%	$137.7

(1)	Defined as net revenues minus cost of revenues.

Specialty Pharmacy total net revenues of $1,500 million for the third quarter of 2007 increased $149 million compared to the third-quarter 2006 revenues of $1,351 million. Specialty Pharmacy total net revenues of $4,444 million for the nine months of 2007 increased $430 million compared to revenues of $4,014 million for the nine months of 2006. The increases primarily result from higher mail-order volume, reflecting new clients and increased utilization, as well as increased sales of higher margin products. Gross margins were 7.8% of net revenues for the third quarter and 7.9% for the nine months of 2007, compared to 7.6% for the third quarter of 2006 and 7.8% for the nine months of 2006. The increased gross margin primarily results from the aforementioned higher mail-order volume.

SG&A expenses for the third quarter and nine months of 2007 were $55 million and $163 million, respectively, and increased from the third quarter and nine months of 2006 by $6 million and $16 million, respectively. These increases primarily reflect higher employee-related costs.

Operating income of $52.5 million for the third quarter of 2007 increased $8.3 million compared to the third-quarter 2006 operating income of $44.2 million. Operating income of $160.4 million for the nine months of 2007 increased $22.7 million compared to the nine months of 2006 operating income of $137.7 million. The increased operating income results from the aforementioned factors. For additional information on the Specialty Pharmacy segment, see Note 8, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows. The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Nine Months Ended September 29, 2007	Variance	Nine Months Ended September 30, 2006
Net cash provided by operating activities	$816.4	$454.6	$361.8
Net cash used by investing activities	(98.1)	(7.5)	(90.6)
Net cash used by financing activities	(907.3)	(206.7)	(700.6)

Net decrease in cash and cash equivalents	(189.0)	240.4	(429.4)
Cash and cash equivalents at beginning of period	818.5	(69.7)	888.2

Cash and cash equivalents at end of period	$629.5	$170.7	$458.8

Operating Activities. Net cash provided by operating activities of $816 million for the first nine months of 2007 reflects net income of $705 million, with adjustments for depreciation and amortization of $288 million. Additionally, there were net cash inflows of $408 million for client rebates and guarantees payable primarily resulting from an increase in the liability to clients for rebates and guarantees payable, and cash inflows from client accounts receivable, net, of $67 million primarily due to the timing of our billing cycles. Also contributing to net cash provided by operating activities were cash inflows from inventories, net, of $31 million due to the timing of brand-name pharmaceutical purchases and increased representation of lower-cost generic products. These cash inflows were partially offset by cash outflows of $706 million resulting from a decrease in claims and other accounts payable due to lower retail pharmacy volumes and the timing of payment cycles.

The $455 million increase in net cash provided by operating activities in the first nine months of 2007 compared to the first nine months of 2006 is primarily due to increased net income of $303 million. There were also increases in cash flows of $141 million and $121 million associated with the aforementioned increases in client rebates and guarantees payable and inventories, net, respectively. These increases were partially offset by a decrease in cash flows of $210 million from accrued expenses and other current and noncurrent liabilities, primarily due to the legal settlements charge recorded in the first quarter of 2006 and paid in October 2006.

Investing Activities. The net cash used by investing activities of $98 million is primarily attributable to capital expenditures associated with capitalized software development in connection with client-related programs and our Medicare Part D PDP product offering, and technology and pharmacy operations hardware investments.

Financing Activities. The net cash used by financing activities of $907 million in the first nine months of 2007 primarily results from $1,961 million in share repurchases, and repayments on long-term debt of $457 million, partially offset by proceeds from long-term debt of $1 billion as a result of our refinancing discussed below, proceeds under the accounts receivable financing facility of $275 million, proceeds from employee stock plans of $178 million, and $59 million of excess tax benefits from stock-based compensation arrangements. The increase in net cash used by financing activities of $207 million in the first nine months of 2007 compared to the first nine months of 2006 is due to an increase in share repurchases of $1,135 million, and an increase in repayments on debt of $250 million. These increases were partially offset by an increase in proceeds from debt of $1,125 million primarily reflecting the refinancing, as well as an increase in proceeds from employee stock plans of $27 million and an increase in excess tax benefits from stock-based compensation arrangements of $27 million.

Total cash and short-term investments as of September 29, 2007 were $700 million, including $630 million in cash and cash equivalents. Total cash and short-term investments as of December 30, 2006 were $887 million, including $819 million in cash and cash equivalents. The decrease of $187 million in cash and short-term investments for the nine months of 2007 primarily reflects the use of cash associated with share repurchase activity, partially offset by cash flows from operations and the refinancing.

Financing Facilities

Senior Bank Credit Facility and Refinancing. On April 30, 2007, we entered into a senior unsecured credit agreement which, in addition to replacing our existing senior unsecured credit facility, is available to fund our share repurchase program, general corporate activities, working capital requirements, capital expenditures and acquisitions. In connection with the refinancing, our pre-existing senior unsecured credit facility was extinguished and our indebtedness outstanding pursuant to such facility was paid in full. The current facility consists of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The pre-existing facility consisted of a $750 million senior unsecured term loan and a $750 million senior unsecured revolving credit facility. The current term loan matures on April 30, 2012, at which time the outstanding balance is required to be repaid, compared with the pre-existing credit facility, under which we had quarterly installment payments. At our current debt ratings, the current credit facility bears interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused revolving credit facility. The pre-existing credit facility incurred interest at LIBOR plus a 0.5% margin, with a 12.5 basis point commitment fee due on the unused revolving credit facility.

As of September 29, 2007, we had $1 billion outstanding under the term loan facility. In addition, we had no amounts outstanding and had $1.987 billion available for borrowing, after giving effect to $13 million in issued letters of credit, under the revolving credit facility.

On October 31, 2007, we drew down $1 billion under the revolving credit facility in order to partially fund the acquisition of PolyMedica Corporation. For more information, see Note 11, “Subsequent Events—PolyMedica Acquisition,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Accounts Receivable Financing Facility. Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. At September 29, 2007, there was $600 million outstanding with no additional amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating. During the first nine months of 2007, we drew down $275 million under the facility.

Interest Rates and Covenants. The weighted average annual interest rate on our indebtedness was approximately 6.4% and 6.5% for the third quarter and nine months of 2007, respectively, and 6.5% and 6.2% for the third quarter and nine months of 2006, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our bank credit facility and swap agreements.

Our senior unsecured credit facility, senior notes, and accounts receivable financing facility contain covenants, including, among other items, maximum leverage ratios. We were in compliance with all financial covenants at September 29, 2007. As a result of the aforementioned refinancing, our financial covenants are slightly less restrictive.

Debt Ratings. Medco’s debt ratings, all of which represent investment grade, reflect the following as of the filing date of this Quarterly Report on Form 10-Q: Moody’s Investors Service, Baa3; Fitch Ratings, BBB; Standard & Poor’s, BBB. These ratings reflect our refinancing and acquisition of PolyMedica.

Looking Forward. We believe that our operating cash flows will continue to be positive and adequate to fund our ongoing operations, our debt service requirements and capital investments for the next twelve months and in the foreseeable future. However, we may incur additional indebtedness by drawing down additional amounts under our senior unsecured revolving credit facility or by obtaining financing through other sources, in order to, for example, fund strategic investments.

It is anticipated that our 2007 base capital expenditures, for items such as capitalized software development for strategic initiatives and infrastructure enhancements, will be approximately $150 million. We have no immediate plans for dividend payments.

Share Repurchase Program

On February 21, 2007, we announced that our Board of Directors had authorized the expansion of our share repurchase plan by an incremental $3 billion, bringing the amount authorized under such repurchase plan to a cumulative total of $5.5 billion, and extended the term of the program until December 31, 2008. We may draw down additional debt as a result of our share repurchase program. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006. We repurchased approximately 6.4 million shares at a cost of $512.6 million, and approximately 26.7 million shares at a cost of $1,959.8 million during the third quarter and nine months of 2007, respectively. Inception-to-date repurchases through September 29, 2007 under this program total approximately 55.7 million shares at a cost of approximately $3.5 billion and at an average per-share price of $63.11. Our Board of Directors periodically reviews the program and approves the associated trading parameters. For more information, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in Part II of this Quarterly Report on Form 10-Q.

EBITDA

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of our reported net income, are significant components of our consolidated statements of income and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the 2006 EBITDA excluding the legal settlements charge recorded in the first quarter, as the charge is not considered an indicator of our ongoing performance.

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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$214.7	$185.8	$704.5	$401.4
Add:
Interest and other (income) expense, net	25.5	20.9	62.3	49.8
Provision for income taxes	142.8	109.3	462.9	242.3
Depreciation expense	39.1	42.3	124.4	133.2
Amortization expense	54.6	54.6	163.9	163.9

EBITDA	$476.7	$412.9	$1,518.0	$990.6
Adjustment for 2006 legal settlements charge(1)	—	—	—	162.6

EBITDA, excluding the 2006 legal settlements charge	$476.7	$412.9	$1,518.0	$1,153.2

Adjusted prescriptions(2)	182.7	179.2	558.4	542.3

EBITDA per adjusted prescription	$2.61	$2.30	$2.72	$1.83

EBITDA per adjusted prescription, excluding the 2006 legal settlements charge	$2.61	$2.30	$2.72	$2.13

(1)

Represents a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006. This charge reflects an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed federal legal matters.

(2)

Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

EBITDA increased by 15.5% and EBITDA per adjusted prescription increased 13.5%, compared to the net income increase of 15.6%, for the third quarter of 2007 over the third quarter of 2006. Excluding the first-quarter 2006 legal settlements charge, EBITDA increased by 31.6% and EBITDA per adjusted prescription increased 27.7%, compared to a net income increase of 40.5%, for the nine months of 2007 over the nine months of 2006. For the third quarter and nine months of 2007, the lower rates of increase for EBITDA and EBITDA per adjusted prescription compared with net income primarily reflect the consistent level of depreciation and amortization expense.

Contractual Obligations

The following table presents our contractual obligations as of September 29, 2007, as well as our long-term debt obligations, including the current portion of long-term debt ($ in millions):

Payments Due By Period

	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
Long-term debt obligations, including current portion(1)	$1,500.0	$—	$—	$—	$1,500.0
Interest expense on long-term debt obligations(2)	478.1	23.5	188.2	188.2	78.2
Operating lease obligations(3)	95.3	8.4	58.4	24.2	4.3
Purchase obligations(4)	21.6	21.6	—	—	—

Total	$2,095.0	$53.5	$246.6	$212.4	$1,582.5

(1)

Long-term debt obligations exclude the $2.7 million in unamortized discount on the senior notes and a fair value adjustment of $8.6 million associated with the interest rate swap agreements on $200 million of the senior notes.

(2)

The variable component of interest expense for the term loan facility is based on the third-quarter 2007 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

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

We also have outstanding debt associated with our 364-day renewable accounts receivable financing facility amounting to $600 million at September 29, 2007. This is classified as short-term debt on our consolidated balance sheet. We may incur additional indebtedness by drawing down additional amounts under our senior unsecured revolving credit facility or by obtaining financing through other sources.

As of September 29, 2007, we had letters of credit outstanding of approximately $14.3 million, of which approximately $13.3 million were issued under our senior unsecured revolving credit facility.

On April 30, 2007, we used part of the proceeds of the $1 billion term loan to satisfy in full our pre-existing term loan outstanding of $437.5 million. The current $1 billion senior unsecured term loan matures in April 2012, at which time the outstanding balance is required to be repaid.

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

We have unrecognized tax benefits associated with previously accrued income taxes for periods before and after the spin-off from Merck on August 19, 2003. In connection with the spin-off from Merck, we entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. Effective May 21, 2002, we converted from a limited liability company wholly-owned by Merck, to a corporation (the “incorporation”). Prior to May 21, 2002, we were structured as a single member limited liability company, with Merck as the sole member. We are subject to examination in the U.S. federal jurisdiction from the date of incorporation. For state income taxes prior to our incorporation, Merck was taxed on our income. This is also the case for the post incorporation period through the spin-off date in states where Merck filed a unitary or combined tax return. While we are subject to state and local examinations by tax authorities, we are indemnified by Merck for these periods and tax filings. In states where Merck did not file a unitary or combined tax return, we are responsible for filing and paying the associated taxes since the incorporation. For the period up to the spin-off date, Merck incurred federal taxes on our income as part of Merck’s consolidated tax return. Subsequent to the spin-off, we have filed our own federal and state tax returns and made the associated payments.

As a result of the implementation of FIN 48, we recognized a decrease of $43.4 million in the liability for income tax contingencies no longer required under the more-likely-than-not accounting model of FIN 48, and a $29.2 million corresponding increase, net of federal income tax benefit, to the December 31, 2006 (the first day of fiscal year 2007) balance of retained earnings. Our total liabilities for income tax contingencies as of December 31, 2006 amounted to $89.8 million, remain subject to audit, and may be released on audit closure or as a result of the expiration of statutes of limitations. As of December 31, 2006, our liabilities for income tax contingencies that, if recognized, would affect income tax expense amounted to $58.3 million, net of federal income tax benefit. The majority of these statutes of limitations are expected to expire by the end of 2010, including certain amounts that may expire over the next twelve months representing approximately 40% of the $89.8 million.

We recognize interest related to liabilities for income tax contingencies in the provision for income taxes for which we had approximately $12.4 million accrued at December 31, 2006.

In the third quarter of 2006, the IRS commenced a routine examination of our U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, that is currently anticipated to be completed in 2008. We have agreed to extend the statute of limitations for the 2003 tax period from September 15, 2007 to September 15, 2008. We are also undergoing various routine examinations by state and local tax authorities for various filing periods.

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

We have floating rate debt with our credit facility and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of the interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facility’s balance outstanding and interest rate swap agreements as of September 29, 2007, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $4.5 million in annual interest expense. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and, therefore, we have no foreign exchange risk.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of September 29, 2007. There have been no changes in internal control over financial reporting (as defined in paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act) for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 9, “Commitments and Contingencies—Legal Proceedings,” and Note 11, “Subsequent Events—PolyMedica Shareholder Litigation” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and are incorporated by reference herein. Such descriptions include the following recent developments:

In August 2007, a putative stockholder class action lawsuit related to the merger was filed by purported stockholders of PolyMedica Corporation in the Superior Court of Massachusetts for Middlesex County against, among others, the Company and its affiliate, MACQ Corp. The lawsuit captioned, Groen v. PolyMedica Corp. et al., alleges, among other things, that the price agreed to in the merger agreement was inadequate and unfair to the PolyMedica stockholders and that the defendants breached their duties to the stockholders and/or aided breaches of duty by other defendants in negotiating and approving the merger agreement. Shortly thereafter, two virtually identical lawsuits (only one of which named the Company as a defendant) were filed in the same court. The complaints allege claims for breach of fiduciary duty and seeks injunctive, declaratory and other equitable relief.

On September 28, 2007, the parties to these actions reached an agreement in principle to settle the actions. As part of the settlement, the defendants, while denying all allegations of wrongdoing, agreed to, among other things, make certain disclosures and to pay certain fees and costs associated with the litigation. The settlement is subject to, among other things, the execution of definitive documentation and court approval.

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

Various appeals were taken and in October 2007, the U.S. Court of Appeals for the Second Circuit overruled all but one objection to the settlement that had been the subject of the appeals. The appeals court vacated the lower court’s approval of the settlement in one respect, and remanded the case to the District Court for further proceedings relating to the manner in which the settlement funds should be allocated between self-funded and insured plans. The plaintiff in one of the Gruer series of cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., has elected to opt out of the settlement.

In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that had contracted with the Company within the last three years, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act, and seeks, among other things, compensatory damages, attorneys’ fees and injunctive relief. On September 21, 2007, the Magistrate Judge recommended that the District Court deny Medco’s motion to stay the action pending arbitration. On October 4, 2007, Medco filed an objection to the Magistrate’s Report and Recommendation. That motion is pending.

Item 1A.	Risk Factors

Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. There have been no material changes with regard to the risk factors disclosed in such Form 10-K except for the following:

Our acquisition activity has increased recently and if we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention.

In October 2007, we acquired all of the outstanding common stock of PolyMedica Corporation (“PolyMedica”). PolyMedica is a leading provider of diabetes care, under its Liberty Medical brand, including blood glucose testing supplies and related services. In order to realize the intended benefits of the PolyMedica acquisition, or any acquisition we make in the future, such as Critical Care Systems, Inc., we must effectively integrate this business and any future acquired business into ours. We may not be able to successfully integrate acquired businesses into ours. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations of these acquired businesses performed by us or by third parties on our behalf were inadequate or flawed, or if we later discover unforeseen financial or business liabilities, the acquired businesses may not perform as expected. Operating costs, customer loss and business disruption (including difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than we anticipated. Finally, difficulties assimilating acquired operations and products into ours could result in the diversion of capital and management’s attention away from other business issues and opportunities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2007, the Company announced that its Board of Directors had authorized the expansion of the Company’s share repurchase plan by an incremental $3 billion, bringing the amount authorized under such repurchase plan to a cumulative total of $5.5 billion, and extended the term of the program until December 31, 2008. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006. The Company’s Board of Directors periodically reviews the program and approves the associated trading parameters.

The following is a summary of the Company’s share repurchase activity for the three months ended September 29, 2007:

Issuer Purchases of Equity Securities

Fiscal Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of a publicly announced program since inception(2)	Approximate dollar value of shares that may yet be purchased under the program(3) (in thousands)
Balances at June 30, 2007			49,331,060	$2,497,304

Fiscal July 2007	2,230,148	$79.50	2,230,148	$2,320,016
Fiscal August 2007	4,139,274	$81.02	4,139,274	$1,984,670
Fiscal September 2007	—	$—	—	$1,984,670

Third quarter 2007 totals	6,369,422	$80.48	6,369,422

(1)

Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended September 29, 2007. The average price paid per share for repurchases initiated since inception is $63.11.

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

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of November 1, 2007 (1):

Name and Position	Number of Shares to be Sold Under the Plan(2)	Timing of Sales Under the Plan	Number of Shares Sold Under the Plan(3)	Projected Beneficial Ownership(4)
Kenneth O. Klepper President & Chief Operating Officer	26,667	Sale of 5,500 previously acquired shares if stock reaches a specified price and sales related to option exercises shall trigger if stock reaches specified price.	0	115,522

Karin Princivalle, Senior Vice President, Human Resources	6,000	Sales related to option exercises shall trigger if stock reaches specified price.	4,000	18,242

Glenn C. Taylor Group President—Key Accounts	65,000	Sales related to option exercises shall trigger if stock reaches specified price.	0	47,971

Executive officers are also permitted to execute trades through market orders after satisfying a mandatory preclearance process. Consistent with our prior disclosure regarding anticipated sales by executives whose holdings of company stock exceeded our stock ownership guidelines, we note that Richard J. Rubino, Senior Vice President and Controller, Chief Accounting Officer, is expected to sell approximately 27,000 shares of Medco stock through market trades in November 2007.

(1)

This table does not include any trading plans entered into by any executive officer that have expired by their terms as of November 1, 2007 or have been fully executed through November 1, 2007. No plans entered into by executive officers have been voluntarily terminated.

(2)	This column reflects the number of shares remaining to be sold as of November 1, 2007.
(3)	This column reflects the number of shares sold under the plan through November 1, 2007.
(4)

This column reflects an estimate of the number of shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of November 1, 2007, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since November 1, 2007 outside of the plan.

Item 6.	Exhibits

Number	Description	Method of Filing
3.1	Second Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).	Incorporated by reference.

3.2	Amendment to the Second Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. as of May 24, 2007 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 30, 2007).	Incorporated by reference.

3.3	Second Amended and Restated Bylaws of Medco Health Solutions, Inc. as of May 24, 2007 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on May 30, 2007).	Incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.
(Registrant)

Date: November 1, 2007	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Date: November 1, 2007	By:	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

Number	Description
3.1	Second Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

3.2	Amendment to the Second Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. as of May 24, 2007 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 30, 2007).

3.3	Second Amended and Restated Bylaws of Medco Health Solutions, Inc. as of May 24, 2007 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on May 30, 2007).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.