Form 10-K
period 2007-12-29
MEDCO HEALTH SOLUTIONS INC
filed 2008-02-19
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
Commission File Number: 1-31312
MEDCO HEALTH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation) 100 Parsons Pond Drive, Franklin Lakes, NJ (Address of principal executive offices)	22-3461740 (I.R.S. Employer Identification No.) 07417-2603 (Zip Code)
Registrant’s telephone number, including area code: 201-269-3400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 7.25% Senior Notes Due 2013	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the Registrant’s voting stock held by non-affiliates as of July 1, 2007 was $21,190,405,299. The Registrant has no non-voting common equity.
     As of February 14, 2008, the registrant had 523,922,669 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Medco Health Solutions, Inc.’s Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III (Items 10 through 14).

MEDCO HEALTH SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business.
Overview
     We are the nation’s leading pharmacy benefit manager based on net revenues. Medco’s prescription drug benefit programs are designed to drive down the cost of pharmacy healthcare for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by the Medicare Part D Prescription Drug Program (“Medicare Part D”). We provide sophisticated traditional and specialty prescription drug benefit programs and services for our clients and members. Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, and particularly in specialty pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our Specialty Pharmacy segment, Accredo Health Group, which became the nation’s largest specialty pharmacy based on revenues with our 2005 acquisition of Accredo Health, Incorporated (“Accredo”) (the “Accredo acquisition”). In 2007, we introduced the Medco Therapeutic Resource Centers®, staffed with hundreds of pharmacists who are trained and certified in specific complex and chronic conditions and have expertise in the associated medications. The therapeutic resource center for diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we became the largest diabetes pharmacy care practice based on covered patients. See Note 3, “Acquisitions of Businesses,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. When we use “Medco,” “we,” “us” and “our”, we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries.
     Our clients are generally entities that provide prescription drug benefits to their underlying membership, such as members of their plan or their employees. When we use the term “mail order”, we mean Medco’s mail-order pharmacy operations, as well as Accredo’s specialty pharmacy operations.
     We operate in a competitive environment as clients and other payors seek to control the growth in the cost of providing prescription drug benefits. Our business model is designed to reduce the level of drug cost increase, also known as drug trend. We help manage drug trend primarily by our programs designed to maximize the substitution of expensive brand-name drugs by equivalent but much lower cost generic drugs, obtaining competitive discounts from brand-name and generic drug pharmaceutical manufacturers, obtaining rebates from brand-name pharmaceutical manufacturers, securing discounts from retail pharmacies, applying our sophisticated clinical programs and efficiently administering prescriptions dispensed through our mail-order pharmacies.
     Traditional prescription programs include the dispensing of pills primarily in capsule or tablet form. These medicines are produced by brand-name and generic pharmaceutical manufacturers, and are not as complicated to dispense or administer as specialty products. Specialty pharmacy drugs are generally manufactured by biopharmaceutical or biotechnology companies and tend to be more expensive than traditional prescriptions and can cost as much as several hundred thousand dollars per patient per year. These specialty drugs are often injectable and require special handling, temperature control and ancillary equipment, as well as a higher level of individualized patient care as compared to traditional prescriptions. Disease states treated by specialty drugs, including for example hemophilia and autoimmune disorders, are often the most complex to manage.
     The advanced technologies we have developed are instrumental to our ability to drive growth, improve service and reduce costs. Our technology platform is designed to seamlessly integrate prescription management at both mail order and retail with our client and member services. The cornerstone of our mail-order pharmacy technology is our single networked information technology platform, which connects prescription ordering functions at our prescription order processing pharmacies with our state-of-the-art automated dispensing pharmacies in Willingboro, New Jersey and Las Vegas, Nevada. Construction will commence in 2008 for a third automated dispensing pharmacy in Indiana, which is expected to be operational in 2009. At our call center pharmacies or our work-at-home locations, our experienced service representatives and consulting pharmacists use advanced technology to speed service and provide members with specialized prescription and health information. Our Internet and integrated voice-response phone technologies allow members to easily and quickly manage their prescription drug benefits, from enrolling in mail-order pharmacy service, to submitting a refill or renewal mail-order prescription for processing, tracking the status of a mail-order prescription, pricing a medication and locating in-network retail pharmacies in their area, along with other features.
     Advanced imaging technology enables service representatives to access an online image of a member’s prescription to address a member’s needs more efficiently. Our data center links our mail-order pharmacy operations, including our call center pharmacies and work-at-home sites, our websites, and the retail pharmacies in our networks. The data center enables us to efficiently receive, process and administer claims, and dispense prescription drugs with speed and accuracy in a secure environment. It also allows us to easily detect potential adverse drug events and alert the patients and prescribing physicians of potentially harmful drug interactions. We also have reliability, change management and implementation programs that help drive excellence in execution across our operations, reducing our time to market with new capabilities and increasing our ability to implement timely, error-free updates and deliver client-oriented solutions.
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
     Our innovative and flexible programs and services have enabled us to deliver effective drug trend management for our clients while, we believe, improving the quality of care for members. Our services focus on:
•	Offering the cost-saving and clinical advantages of mail order to our clients. Our clients benefit in the form of lower drug costs as a result of operating efficiencies yielded by our significant level of automation technology, the value from our scale in purchasing drugs at competitive discounts, and our ability to offer up to a 90-day supply of drugs as compared to a 30-day supply for most retail programs. Members benefit from the convenience of mail order, the greater days supply, and generally lower co-payment requirements.

•	Actively identifying opportunities to increase the use of lower-cost generic drugs as alternatives to brand-name medicines, particularly through mail order.

•	Offering a broad base of specialty medicines at competitive prices, and with a comprehensive service model designed to ensure patient safety, product integrity, and proper drug administration.

•	Enhancing formulary compliance through physician, client and member communications and education programs, including therapeutic brand-to-brand interchange programs. The use of multi-tiered co-payment and other cost-sharing payment structures, and the increased use of mail order further enhance formulary compliance. In addition, our web-based tool called My Rx Choices® provides members with a simplified and personalized menu of medication choices, including generics and preferred brand-name medications, based upon their personal drug benefit coverage. Higher levels of formulary compliance, combined with our overall scale, allow us to generate higher rebates on a per-prescription basis from brand-name pharmaceutical manufacturers. The majority of these rebates are currently shared with our clients, which contributes to client drug trend reduction.

•	Providing high quality clinical care to patients with chronic and complex conditions by providing access to specialized pharmacists that are experts in the treatment of specific conditions, through Medco’s Therapeutic Resource Centers. This service benefits the patients from an overall healthcare management perspective, and also assists them in making educated decisions regarding their prescription healthcare and associated costs.

•	Providing customized plan design. We offer ongoing consulting services and model clinical and financial outcomes for clients based on a broad range of plan design and formulary choices. Our advanced information technologies allow our professionals to design with clients the plan structure that best meets the clients’ benefit cost objectives while providing an optimized benefit to members of the clients’ plans. These include EXPERxT Advisor®, an automated tool that provides real-time plan design modeling capability for our clients, as well as RationalMed®, through which medical data is integrated to affect better overall health outcomes for patients. Recognizing the diverse plan design and administrative needs of different payors, we are organized into customer groups designed to collaborate with clients and ensure we provide solutions that satisfy the industry-specific needs of our clients and their respective membership.

•	Providing Medicare Part D products to our clients and to individual Medicare-eligible consumers nationwide by offering services in support of their Prescription Drug Program (“PDP”) or federal subsidy, as well as through our own PDP offering.

•	Effectively managing drug utilization, a key factor in controlling drug trend, through a wide range of trend management tools, including drug utilization review programs and rules governing the conditions under which drugs are covered, consistent with the requirements established by our clients. We also have clinically-based programs that identify particular categories of questionable drug claims based on rules that our clients use for coverage criteria. These rules are designed to reduce unnecessary prescription use and monitor for potential abuse.
     In 2007, we administered approximately 560 million prescriptions; had net revenues in excess of $44 billion and net income of $912 million; and reported earnings before interest income/expense, taxes, depreciation and amortization, or EBITDA, of $2 billion. See Note 9 under Item 6, “Selected Financial Data,” for a definition and calculation of EBITDA and EBITDA per adjusted prescription. Our net income is driven by our ability to generate favorable discounts on generic prescription drugs dispensed from our mail-order pharmacies; earn discounts and rebates on brand-name drugs; negotiate competitive client pricing, including rebate sharing terms, administrative fees and price discounts, as well as favorable retail pharmacy reimbursement rates; provide competitively-priced specialty pharmacy products and services; and provide services in a cost-efficient manner.
     Business segment information is set forth in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.
     We were a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”) until August 19, 2003 (the “spin-off”), when we were spun off as an independent, publicly traded enterprise.
Industry Overview
     PBMs emerged in the 1980s, primarily to provide cost-effective drug distribution and claims processing for the healthcare industry. The PBM industry further evolved in response to the significant escalation of healthcare costs in the 1990s, as sponsors of benefit plans sought to more aggressively contain their costs. PBMs developed strategies to effectively influence both supply and demand. On the supply side, PBMs leverage their buying power to negotiate purchase discounts and rebates from manufacturers, discounts from distributors, and discounts from retail pharmacies. On the demand side, PBMs educate clients, members and physicians on cost-effective prescription medications and apply various techniques to encourage members to make cost-effective choices, such as the use of less expensive generic drugs and the more efficient mail-order channel. Generic substitution for drugs on which patents have expired is a significant and growing factor in reducing costs.
     Potential areas of growth for the PBM industry include increased participation in available programs and services by existing clients, with a particular focus on expanding mail order and generics as a means of maintaining high quality care at lower costs. In addition, there will be an increased focus on the dispensing of specialty drugs.

Business Strategy
     Medco’s strategy for growth and profitability includes the following six main categories:
•	Generics: Optimizing the value of generics in light of significant brand-name patent expirations expected over the next several years, and continued development of programs designed to further drive down the cost of prescription healthcare.

•	Mail Order: Maximizing the mail-order prescription opportunity through enhanced communication and plan design.

•	Specialty Pharmacy: Expanding further our specialty pharmacy model by providing new and creative services that reduce drug cost, simplify the administrative process and further enhance patient safety and convenience. On November 14, 2007, we acquired Critical Care Systems, Inc. (“Critical Care”), one of the nation’s largest providers of home-based and ambulatory specialty infusion services, which will expand Accredo’s capabilities and market presence related to infused agents, which are important today and will grow even more important with infusion drugs representing approximately 40% of the specialty drug pipeline.

•	Solutions for Seniors/Medicare Part D: Developing innovative and flexible approaches that assist our health plan and employer clients in successfully managing a range of opportunities available through the Medicare Part D program, and delivering high quality pharmaceutical benefits to patients.

•	New Business and Renewals: Retaining existing clients and winning new clients through quality service, member engagement, leveraging technology and delivering new products and services, all of which provide value to our clients and members, and are critical to our business strategy.

•	Clinical Innovation: Executing a next-generation clinical strategy that is designed to establish a new benchmark for pharmacy healthcare by engaging members and modeling behaviors to improve clinical outcomes and reduce costs. In 2007, we re-engineered our pharmacy model around Medco Therapeutic Resource Centers that are designed around the theory of population-based disease management. This includes providing patients with chronic and complex conditions access to specialist pharmacists, who are trained in specific disease states and have access to integrated patient data to help achieve more positive clinical outcomes. We view personalized medicine as an opportunity in the future to further our clinical programs by identifying a patient’s genetic profile through laboratory testing to determine sensitivities to certain drugs and strengths, with the potential to improve health outcomes and the overall healthcare cost.
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
     We believe our competitive advantages enable us to deliver enhanced service to clients and patients, and effectively manage drug trend, and ultimately the total cost of healthcare. These advantages include our specialized Therapeutic Resource Centers; our highly automated mail-order pharmacy capability; our specialty pharmacy scale; our investments in other systems technologies including the Internet; our extensive value-added programs and services offerings; our ability to generate significant discounts and rebates that translate into client and member savings; and the cost-saving potential from our comprehensive generic substitution programs.
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
     As an integral part of our consultative approach, our account teams use proprietary software tools that we have developed to model the effects of different plan designs based on historical data. One such tool is Medco’s EXPERxT Advisor, which provides real-time plan design modeling capability for our clients. Clients can use the output from these models to judge the impact of specific plan design elements before they are implemented.
Clinical Management
     We capitalize on our clinical expertise and advanced information technology infrastructure to help reduce client costs for prescription drugs in a medically appropriate manner, while striving to improve safety and the quality of care for patients. We do this by developing action-oriented, evidence-based clinical programs and services based on clinical rationale reviewed by our Pharmacy and Therapeutics Committee and Medical Advisory Board. Our Pharmacy and Therapeutics Committee and Medical Advisory Board make decisions independently of us, and are each comprised of a distinguished independent group of clinicians. These independent advisory bodies guide us in maintaining a consistent and therapeutically appropriate approach to the clinical content of certain programs and services, including, for example, the development of formularies and coverage criteria.
     Once developed, these programs are integrated into a client’s pharmacy benefit plan. To monitor our success with these programs, we regularly report to clients on the success of our actions on their behalf, review their clinical and financial data, and consult with our clients to identify opportunities for improvement.
     We offer utilization management, including drug utilization review (“DUR”), which is a systematic evaluation of individual and population use of prescription drugs, to identify and address over-use, under-use, and misuse of prescription drugs. As a result of these evaluations, we alert pharmacists, physicians and patients to possible issues, such as drug-drug interactions, drug-age problems, drug-pregnancy issues and opportunities to consider alternate therapies including generics and formulary preferred drugs.
     We have introduced a variety of innovative clinical programs. One of these is our proprietary RationalMed service, an advanced patient safety program designed to improve patient care and lower total healthcare costs. RationalMed analyzes patients’ available prescription, inpatient and outpatient medical and laboratory records to detect gaps and errors in care, and engage physicians, pharmacists and patients in making appropriate changes in care. Clients who participate in RationalMed can save money by reducing inappropriate and unsafe prescription use, reducing gaps in care and avoiding unnecessary medical costs, including possible hospitalization. We offer RationalMed to health plans and plan sponsors, regardless of whether they are clients of our PBM business.
     Optimal Health® is Medco’s health and care support solution, offered through our 10-year alliance with Healthways, Inc. Optimal Health offers health plans and plan sponsors health improvement solutions across the entire population including well, at risk, chronic and complex. Through innovative engagement capabilities, Optimal Health helps patients to understand their health risks and take action with confidence to lead healthier lives. Clients who participate in Optimal Health can save money by increasing the percent of their population living healthier lifestyles, improving compliance with evidence-based care guidelines for chronic conditions and avoiding unnecessary medical costs, particularly hospitalizations.
Clinical Services, Specialty Pharmacy
     Where appropriate, we work with the patient and the patient’s physician to implement the prescribed plan of care. Each patient is assigned to a team consisting of a pharmacist, a customer service representative and a reimbursement specialist, and with certain therapies, a registered nurse. Generally, each patient’s team members specialize only in that patient’s disease and work only with payors and providers in that patient’s geographic region. We assist patients and their families in coping with a variety of difficult emotional and social challenges presented by their diseases, and in some cases participate in patient advocacy organizations, assist in the formation of patient support groups, advocate legislation to advance patient interests and publish newsletters for our patients.
Pharmacy Management
     One of the core features of our PBM services is the management of prescription claims.
     Mail-Order Service. Our mail-order service is the industry’s largest in terms of the number of prescriptions dispensed. We dispensed approximately 95 million prescriptions in 2007 through our mail-order pharmacies. For maintenance medications, mail order typically reduces costs for clients as a result of Medco’s purchasing scale, increased generic dispensing and higher rebates through enhanced formulary compliance. Many members prefer mail order for maintenance medications because they can receive up to a 90-day supply instead of a 30-day supply as commonly dispensed by retail pharmacies, and members also benefit from generally lower co-payments at mail order and the convenience of receiving their prescriptions in the mail. Members can place first-fill, refill and renewal orders through the mail. In addition, members can access resources necessary for first-fill prescription orders and can place refill or renewal orders easily online through our member website or through our integrated voice-response phone system.
     Our mail-order pharmacy operations consist of nine PBM mail-order pharmacies that are located in various states and dispense drugs throughout the United States. Prescription order processing activities and mail-order dispensing are performed in our mail-order pharmacies. In our prescription order processing centers, our pharmacists focus on “front-end” pharmacy activities such as reviewing, recording and interpreting incoming prescriptions, screening for interactions based on each patient’s drug history and medical profile, resolving benefit and clinical issues with plan sponsors and physicians and then approving and routing the prescriptions to one of our mail-order dispensing pharmacies. We also utilize image-based technology, which provides for quick access to prescription orders and promotes efficient processing through our distribution process protocols. In the dispensing pharmacies, including our highly automated pharmacies in Willingboro, New Jersey and Las Vegas, Nevada, we focus on distribution processes such as prescription dispensing and pre-sorting for shipment to patients by mail or courier. All of our PBM mail-order pharmacies are electronically networked into our integrated systems platform. This approach to mail-order operations allows us to optimize the value of our professional pharmacist services to meet the needs of members and ensure faster and smoother service, as well as maximize the efficiency of the dispensing function. Construction will commence in 2008 for a third automated dispensing pharmacy in Indiana, which is expected to be operational in 2009.
     PolyMedica provides diabetes testing supplies and related products to patients with diabetes. PolyMedica meets the needs of diabetes patients by providing delivery of supplies through two locations in Florida and Virginia. For these services, PolyMedica bills Medicare, other government agencies and/or private insurance companies directly for those diabetes-related supplies.
     Medco Therapeutic Resource Centers. These centers, located within our mail-order pharmacy operations, are designed around the theory that specialization leads to better pharmacy care for members with chronic and complex conditions and pharmacy needs. To better serve these members and their plans, our pharmacists are specialized in the chronic conditions that have significant gaps in care and significant costs, such as diabetes, heart disease and asthma. Specialist pharmacists of a given specialty practice together in centers dedicated to the pharmacy care of people with needs in that specialty. Our scale and technology allow us to dedicate entire pharmacy practices to a single specialty and bring the services of our specialist pharmacists to the members who need them, as they need them. The PolyMedica acquisition, which closed in October 2007, is viewed as a complement to our Therapeutic Resource Center strategy, focusing on the rapidly-growing diabetes patient base.
     Specialty Pharmacy Management. Accredo Health Group provides an enhanced level of personalized service to patients taking specialty medicines. Accredo Health Group’s specialty pharmacy facilities are dedicated to the processing of specialty drug orders and the associated dispensing. Accredo Health Group’s specialty pharmacies typically dispense a 30- to 90-day supply of biopharmaceutical medications with ancillary supplies directly to the patient or the patient’s physician with appropriate packaging. The package typically contains all of the supplies required for administration in the patient’s home or in other alternate sites. Substantially all products are processed or shipped from three specialty pharmacy distribution pharmacies in Memphis, Tennessee; Nashville, Tennessee; and Warrendale, Pennsylvania. Accredo Health Group also maintains multiple specialty branch pharmacy locations across the United States, including some associated with our recent acquisition of Critical Care, and which may also include nursing services, walk-in infusion centers and other services customized for individual patients. The products are primarily shipped via courier services.
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
     Call Center Pharmacies. We operate call center pharmacies, each of which is licensed as a pharmacy in the state in which it is located and is staffed by service representatives and pharmacists. Personnel at our call center pharmacies are available to answer questions and provide information and support to members 24 hours a day, seven days a week, for members using either our mail-order service or our retail pharmacy networks. Our call center pharmacies also provide information and services to physicians and pharmacists who service our clients’ members. We have, on a limited basis, outsourced some call handling capabilities to third-party vendors, including the management of inbound calls from retail pharmacies.
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
     We work closely with a variety of handheld and personal computer-based technology providers in recruiting new physician users. We also encourage the use of an open-access system to ensure that standardized solutions are available for varying physician office requirements. In 2001, we formed RxHub LLC (“RxHub”) with other PBMs. RxHub created a standardized electronic prescribing platform, enabling physicians to use electronic prescribing technology to link to pharmacies, PBMs and health plans.
Web-Based Services
     We believe our web-based services are the most advanced and comprehensive in the PBM industry. Not only do we offer what we believe is the industry’s leading consumer website for members, we also offer sites for clients and retail pharmacists that provide interactive tools aimed at improving compliance with plan goals, simplifying benefit administration, and providing critical benefit and medical information. Our My Rx Choices prescription savings program provides members with greater transparency around their benefits and facilitates more informed patient/physician dialogue, leading to lower costs for our clients and their members.
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
Contractual Relationships
     Clients. Our net revenues are principally derived from contracting with clients to provide prescription drugs to their members through our mail-order pharmacies and our networks of retail pharmacies. Our PBM client contracts provide that a client will pay for drugs dispensed to its members at specified discounts to average wholesale prices or other industry benchmarks, plus the applicable dispensing fee. Both the specified discounts to average wholesale prices and the applicable dispensing fee vary based on whether the drug dispensed is a brand-name drug, generic drug or a specialty drug, and whether the prescription is dispensed through our mail-order pharmacies or a pharmacy in our retail networks. Clients may also pay an administrative fee or other service fee for services we provide. These services include claims processing, eligibility management, benefits management, formulary compliance management, clinical and utilization management, pharmacy network management and other related services. Client contracts may also provide that we will share with clients a portion of or all of the rebates received from pharmaceutical manufacturers.

     Additionally, many of our contracts with clients contain provisions that guarantee the level of service we will provide to the client or the minimum level of rebates or discounts the client may receive. Many of our client contracts also include guaranteed cost savings. These clients may be entitled to performance penalties if we fail to meet a service or cost guarantee we provide to them. Clients that are party to these types of contracts represented, in aggregate, over 90% of our net revenues in 2007. Our clients are generally entitled to audit our compliance with their contracts.
     CMS. Our product net revenues also include premiums associated with our Medicare Part D PDP product offering, which are based on our annual bid and related contractual arrangements with CMS. This product involves prescription dispensing for members covered under the CMS-sponsored Medicare Part D benefit. Since 2006, two of our insurance company subsidiaries have been operating under contracts with CMS to offer a number of Medicare Part D PDP products. The products involve underwriting the benefit and charging member premiums for prescription dispensing covered under the CMS-approved Medicare Part D benefit. We provide a Medicare drug benefit that represents either (i) the minimum, standard level of benefits mandated by Congress, or (ii) enhanced coverage, on behalf of certain clients, which exceeds the standard drug benefit in exchange for additional premiums.
     Pharmaceutical Manufacturers. Our contracts with pharmaceutical manufacturers provide us with rebates and fees for prescription drugs dispensed through our mail-order pharmacies and retail pharmacy networks, discounts for prescription drugs we purchase and dispense from our mail-order pharmacies, and performance-based fees associated with certain biopharmaceutical drugs. Rebates and fees are generally calculated as a percentage of the aggregate dollar value of a particular drug that we dispensed, based on the manufacturer’s published wholesale price for that drug. Rebates and fees are generally invoiced to the pharmaceutical manufacturer and paid to us on a quarterly basis.
     We generally share a portion of rebates with our clients based on the provisions of the applicable client contract, and may also guarantee a minimum rebate per prescription dispensed to the client’s members. In some instances, instead of rebates being passed back to clients, they are passed back to members at the point of sale. For a further discussion of the rebates we receive, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies and Estimates—Critical Accounting Policies and Estimates,” of this Annual Report on Form 10-K.
     Retail Pharmacies. We have contractual relationships covering approximately 60,000 independent and chain retail pharmacies that have agreed to participate in one or more of our retail network options. A network offers members access to a choice of pharmacies while providing clients with cost savings through contracted discount rates that we negotiate with retail pharmacies. In general, these rates for brand-name drugs are at a discount to the average wholesale price of the drug, which is the current standard pricing unit used in the industry. In addition, we determine a maximum allowable cost for most generic drugs. Our retail pharmacy network agreements also include professional dispensing fees to be paid to the pharmacy. Clients generally select a retail pharmacy network based on the number and location of pharmacies in the network and the competitiveness of the discounts that the network offers. Pharmacies in a network also agree to follow our policies and procedures designed to enhance specific performance standards regarding patient safety and service levels. Pharmacies in the network benefit, in turn, from increased member traffic and sales.
Clients
     We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the fiscal year ended December 29, 2007, our ten largest clients based on revenue accounted for approximately 45% of our net revenues, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $9,900 million, or 22%, of our net revenues. The UnitedHealth Group account has much lower mail-order penetration and, because of its size, much steeper pricing than the average client, and consequently generates lower profitability than typical client accounts. None of our other clients individually represented more than 10% of our net revenues in 2007, 2006 or 2005.

Mail-Order Inventory Suppliers
     We maintain an extensive inventory in our mail-order pharmacies primarily representing brand-name, generic and specialty pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either directly from our primary wholesaler, AmerisourceBergen Corp., which accounted for approximately 56% of our 2007 drug purchases, or from manufacturers. Most of the purchases from the primary wholesaler were for brand-name pharmaceuticals. Specialty and generic pharmaceuticals are generally purchased directly from manufacturers. Except to the extent that brand-name drugs are available to the market exclusively through the manufacturer, we believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available.
     Accredo also has supply agreements with biopharmaceutical manufacturers. In addition, Accredo’s supplier agreements may provide that during the term of the agreements, it will not distribute any competing products, or it may be limited in the types of services that it can provide with regard to competing products. In addition, our agreements with certain biopharmaceutical manufacturers may contain minimum purchasing volume commitments. Certain biopharmaceutical manufacturers may also make certain biopharmaceuticals available to only a limited number of specialty pharmacies.
Competition
     Competition in the PBM industry is widespread. We compete primarily on the basis of our ability to design and administer innovative programs and services that provide a flexible, high quality, affordable prescription drug benefit management offering to our clients and their members. We believe the following factors are critical to our ongoing competitiveness:
•	Ability to differentiate ourselves in the marketplace through our innovative member engagement model, which includes the specialized practice of pharmacy through Medco Therapeutic Resource Centers and our strategies in the field of personalized medicine, all designed to drive down the total cost of healthcare;

•	Ability to effectively provide innovative plan designs focused on the specific needs of clients, patients and other payors;

•	Capability and regional and national scale to provide a fully integrated prescription benefit model, including effective mail order, retail access, specialty pharmacy, and customer service;

•	Quality and breadth of clinical services designed to provide a high level of care and compliance;

•	Proven history in managing drug trend, including the ability to negotiate favorable discounts from pharmaceutical manufacturers and retail pharmacies, rebates from brand-name pharmaceutical manufacturers, and the ability to shift prescription volume to lower cost generics;

•	Ability to effectively administer new programs, such as those associated with Medicare Part D;

•	Use of technology to deliver information and services to clients and members; and

•	Financial stability.
     We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, managed care organizations, large retail chains, large retail stores with in-store pharmacy operations and Internet pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller companies in niche markets. Our main competitors include CVS Caremark Corporation, Express Scripts, Inc., CIGNA Corporation, UnitedHealth Group, WellPoint Health Networks Inc., Aetna Inc., Walgreen Co., Wal-Mart Stores, Inc. and Humana Inc.
     Consolidation within the PBM industry, as well as the acquisition of any of our competitors by larger companies, may lead to increased competition. We believe, however, that our efficient and integrated business model, our differentiating clinical programs, and the absence of channel conflicts in our business model, will enable us to compete effectively.
Corporate Compliance and Government Regulation
Corporate Compliance and Ethics Program
     We have always been committed to the highest levels of integrity in our business operations, insisting on ethical behavior and compliance with statutory, regulatory and other legal requirements. Medco’s Corporate Compliance and Ethics Program (“Compliance and Ethics Program”) is designed to maintain a culture at Medco that promotes the prevention, detection and resolution of potential violations of laws or Company policies. To achieve this goal, we are committed to an effective compliance and ethics program tailored to our business and working environment. The Compliance and Ethics Program is dynamic, involving regular review and assessment to ensure that it is responsive to our changing business strategy and utilizes a broad risk management framework for planning and decision-making.
     The Compliance and Ethics Program supports a broad set of standards of business conduct designed to reduce the prospect of criminal and other improper conduct and to promote compliance with federal and state laws and regulations, including statutes, regulations and written directives of Medicare, Medicaid and all other federal and state programs in which we participate. These standards are embodied in our Code of Conduct, Conflict of Interest, Use and Disclosure of Individual Health Information and other key policies. These standards are delivered through our Standards of Business Conduct, which provide information about the Compliance and Ethics Program and summarize key policies, and through training to employees and contingent workers regarding the specific rules, regulations, policies and procedures that must be followed. In addition, the Compliance and Ethics Program encourages adherence to business unit and departmental procedures created to effect safe and efficient delivery of our products and services while operating our business within a compliant environment.
     Our Compliance and Ethics Program addresses the following elements of an effective program:
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
     Oversight responsibility for our Compliance and Ethics Program is assigned to our Audit Committee of the Board of Directors, along with our Corporate Compliance Committee, consisting of members of senior management. Our Corporate Compliance Officer has day-to-day responsibility for ensuring that we maintain an effective compliance and ethics program.

     Employees are encouraged to raise concerns about improper, illegal, or unethical conduct, as well as specific instances of non-compliance. Our Compliance and Ethics Office is an available resource, either directly or via the Compliance and Ethics Line, for all employees to report compliance concerns or to raise questions about any business practices. Other reporting mechanisms are available through the Accredo Compliance Office, the PolyMedica Compliance Office, the Medicare Compliance Office or the Privacy Office. Once raised, we immediately review, investigate, and resolve all concerns about non-compliant behavior. Reports to these lines are reported through the Corporate Compliance Officer in a consolidated presentation to the Corporate Compliance Committee and the Audit Committee.
Government Regulation
     Federal and state laws and regulations govern many aspects of our business: our administration of prescription drug benefits and our drug and health education programs and services; the activities of our mail-order pharmacies; the provision of nursing services; and the operations of laboratories. We believe we are in substantial compliance with all existing legal and regulatory requirements material to the operation of our business. We have standard operating procedures and controls designed to assist in ensuring compliance with existing contractual requirements and state and federal law. We diligently monitor and audit our adherence to these procedures and controls, and we take prompt corrective and disciplinary action when appropriate. However, we cannot predict how courts or regulatory agencies may interpret existing laws or regulations or what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding healthcare or the PBM industry and the application of complex standards to the operation of our business creates areas of uncertainty.
     Among the federal and state laws and regulations that affect aspects of our business are the following:
     Regulation of Our Pharmacy, Nursing, Home Health Agency, and Laboratory Operations. Our mail-order pharmacies deliver prescription drugs and supplies to individuals in all 50 states. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Each of our dispensing pharmacies, prescription processing centers and call center pharmacies must be licensed in the state in which it is located. In some of the states where our dispensing pharmacies are located, state regulations require compliance with standards promulgated by the United States Pharmacopeia (“USP”). The USP creates standards in the packaging, storage and shipping of pharmaceuticals. Also, many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy or similar regulatory body. In addition, some states have proposed laws to regulate online pharmacies, and we may be subject to this legislation if it is passed. Furthermore, those of our pharmacies that dispense durable medical equipment items, such as infusion pumps, and that bear a federal legend requiring dispensing pursuant to a prescription, are also regulated by applicable state and federal durable medical equipment laws.
     Federal agencies further regulate our pharmacy operations. Pharmacies must register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA (Food and Drug Administration) inspects facilities in connection with procedures to effect recalls of prescription drugs. The FTC (Federal Trade Commission) also has requirements for mail-order sellers of goods. The U.S. Postal Service (“USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations.
     In addition, in those states that require home health or nursing licensure to provide in-home patient education or in-home administration of the pharmaceuticals we dispense, we are also regulated by those states’ Department of Health. Some states also require Certificates of Need in order to be granted home health agency licensure. Finally, our laboratory business is also subject to state and federal regulations.

     We believe that our operations have the appropriate licenses required under the laws of the states in which they are located and that we conduct our pharmacy, laboratory and nursing operations in accordance with the laws and regulations of these states.
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
     Consumer Protection Laws. Most states have consumer protection laws designed to ensure that information provided to consumers is adequate, fair and not misleading. We believe that our practices conform to the requirements of state consumer protection laws. However, we may be subject to further scrutiny under these laws as they are often interpreted broadly.
     Network Access Legislation. As part of our PBM services, we form and manage pharmacy networks by entering into contracts with retail pharmacies. A significant number of states have adopted legislation that may affect our ability to limit access to our retail pharmacy networks or to remove retail pharmacies from a network. This type of legislation, commonly known as “any willing provider” legislation, may require us or our clients to admit into our networks and retain any retail pharmacy willing to meet the price and other terms of our clients’ plans. To date, these statutes have not had a significant impact on our business. We will admit any licensed pharmacy that meets our network’s terms, conditions and credentialing criteria.
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
     ERISA imposes duties on any person that is a fiduciary with respect to a plan that is subject to ERISA. We administer pharmacy benefit plans according to the plan design choices made by the plan sponsor. We believe that our activities are sufficiently limited that we are not a fiduciary except in those instances in which we have expressly contracted to act as a fiduciary for the limited purpose of addressing benefit claims and appeals, including our program to meet the U.S. Department of Labor (“DOL”) regulations for claims payment and member appeals.
     In addition, the DOL has recently issued proposed regulations under the provisions of ERISA that regulate plan contracts with service providers, including PBMs. The proposed regulations mandate specific disclosure by service providers. Failure to comply with the regulations could also result in a prohibited transaction. The DOL is soliciting comments on the proposed regulations and we anticipate that they will change before they are finalized. As a result, we are not yet able to assess the impact on our business. We will comply with the regulations when they are finalized.
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
     Fraudulent Billing, Anti- Kickback, Stark, Civil Monetary Penalties, and False Claims Laws and Regulations.
     Billing. Our operations participate in federal and state programs such as Medicare and Medicaid, where we are subject to extensive government regulation including numerous state and federal laws and corresponding regulations directed at preventing fraud and abuse and regulating reimbursement. The government’s Medicare and Medicaid regulations are complex and sometimes subjective and therefore may require management’s interpretation. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the United States Department of Health and Human Services’ Office of the Inspector General (“OIG”), CMS, the Department of Justice (“DOJ”), and the FDA. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of us to ensure compliance with various supplier standards and billing requirements. Similarly, regional health insurance carriers routinely conduct audits and request patient records and other documents to support claims submitted by us for payment.
     Anti-Kickback Laws and Regulations. Federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal healthcare program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal healthcare programs. These laws are commonly referred to as anti-remuneration or anti-kickback laws. Several states also have similar laws, known as “all payor” statutes, which impose anti-kickback prohibitions on services not covered by federal healthcare programs. Anti-kickback laws vary between states, and courts have rarely interpreted them.
     Courts, the OIG, and some administrative tribunals have broadly interpreted the federal anti-kickback statute and regulations. Courts have ruled that a violation of the statute may occur even if only one of the purposes of a payment arrangement is to induce patient referrals or purchases. It is possible that our practices in the commercial sector may not be appropriate in the government payor sector.
     The Ethics in Patient Referrals Law (Stark Law). Federal law prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid. Many states have adopted laws similar to the Stark Law, which restrict the ability of physicians to refer patients to entities with which they have a financial relationship.
     The False Claims Act. The Federal False Claims Act prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Civil monetary penalties may be assessed for many types of conduct, including conduct that is outlined in the statutes above and other federal statutes in this section. Under the Deficit Reduction Act of 2005 (“DRA”), states are encouraged to pass State False Claims Act laws similar to the Federal statute.
     Sanctions for fraudulent billing, kickback violations, Stark’s law violations or violations of the False Claims Act include criminal or civil penalties. If we are found to have violated any state or federal kickback, Stark’s or False Claims Act law, we could be liable for significant damages, fines or penalties and potentially be ineligible to participate in federal payor programs.

     Regulation of Financial Risk Plans. We own two insurance companies: Medco Containment Life Insurance Company (“Life”) and Medco Containment Insurance Company of New York (“NY”). On a combined basis, these subsidiary insurance companies are licensed in 49 states and the District of Columbia and are subject to extensive regulatory requirements imposed under the insurance laws of the states in which they are domiciled, as well as those in which they have obtained licenses to transact insurance business. Since 2006, the Life and NY companies have been operating under contracts with CMS to offer a number of Medicare Part D PDP products. The products involve underwriting the benefit and charging member premiums for prescription dispensing covered under the CMS-approved Medicare Part D benefit. We provide a Medicare drug benefit that represents either (i) the minimum, standard level of benefits mandated by Congress, or (ii) enhanced coverage, on behalf of certain clients, which exceeds the standard drug benefit in exchange for additional premiums.
     Historically, a client would occasionally seek to limit their exposure in providing prescription drug benefits. In these instances, we would utilize our insurance company subsidiaries in providing “stop-loss” insurance to limit their risk under a fee-for-service drug plan. This activity was not material to our financial results.
     Regulation Relating to Data Transmission and Confidentiality of Patient Identifiable Information. Dispensing of prescriptions and management of prescription drug benefits require the ability to utilize patient-specific information. Government regulation of the use of patient identifiable information has grown substantially over the past several years. At the federal level, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Department of Health and Human Services, or HHS, has adopted extensive regulation, governing the transmission, use and disclosure of health information by all participants in healthcare delivery, including physicians, hospitals, insurers and other payors (“Privacy Standards”). Our pharmacy operations are covered entities, which are directly subject to these requirements. In our role as a manager of the prescription benefit, we are a business associate of health plan clients which are covered entities subject to the Privacy Standards. Additionally, regulation of the use of patient identifiable information is likely to increase. Congress is currently reviewing proposals that would alter HIPAA, which would create additional administrative burdens. Many states have passed or are considering laws addressing the use and disclosure of health information. These proposals vary widely, some relating to only certain types of information, others to only certain uses, and yet others to only certain types of entities. These laws and regulations have a significant impact on our operations, products and services, and compliance with them is a major operational requirement. Regulations and legislation that severely restrict or prohibit our use of patient identifiable information could materially adversely affect our business.
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
•	Formulary Restrictions. A number of states have enacted laws that regulate the establishment of formularies by insurers, HMOs and other third-party payors. These laws relate to the development, review and update of formularies; the role and composition of pharmacy and therapeutics committees; the availability of formulary listings; the disclosure of formulary information to health plan members; and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where the non-preferred drugs are medically necessary and the formulary drugs are determined to be inappropriate. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan clients.

•	Industry Standards for PBM, Pharmacy, and Home Health Functions. The National Committee on Quality Assurance, the American Accreditation Health Care Commission, known as URAC, the Joint Commission on Accreditation of Healthcare Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by PBMs and specialty pharmacies, including mail order, formulary, drug utilization management, specialty pharmacy and nursing care. While the actions of these bodies do not have the force of law, PBMs and many clients for PBM services seek certification from them, as do other third parties with which our subsidiaries may contract for services. These bodies may influence the federal government or states to adopt requirements or model acts that they promulgate. The federal government and some states incorporate accreditation standards of these bodies, as well as the standards of the National Association of Insurance Commissioners and the National Association of Boards of Pharmacy, into their drug utilization review regulation. Future initiatives of these bodies are uncertain, and resulting standards or legislation could impose restrictions on us or our clients in a manner that could significantly impact our business.
     Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans and Reimbursement for Durable Medical Equipment. Recently, the federal government has increased its focus on methods drug manufacturers employ to develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to many payment formulas, the use of “average wholesale price,” or AWP, as a standard pricing unit throughout the industry, has been criticized as not accurately reflecting prices actually charged and paid at the wholesale or retail level. The DOJ is currently conducting, and the House Commerce Committee has conducted, an investigation into the use of AWP for federal program reimbursement, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs.
     The DRA revised the formula used by the federal government to set the Federal Upper Limit (FUL) for multiple source drugs by adopting 250 percent of the average manufacturer’s price (“AMP”) without regard to customary prompt pay discounts to wholesalers for the least costly therapeutic equivalent. On July 17, 2006, HHS published a Final Rule for the Medicaid Prescription Drug Program implementing the DRA in which AMP was defined to exclude discounts and rebates to PBMs and include sales to mail-order and specialty pharmacies in the AMP calculation by manufacturers.
     These proposals and other legislative or regulatory adjustments that may be made to the program for reimbursement of drugs by Medicare and Medicaid, if implemented, could affect our ability to negotiate discounts with pharmaceutical manufacturers. They could also impact the reimbursement our specialty pharmacies receive from government payors. In addition, they may affect our relationships with pharmacies and health plans. In some circumstances, they might also impact the reimbursement that we receive from managed care organizations that contract with government health programs to provide prescription drug benefits or otherwise elect to rely on the revised pricing information. Furthermore, private payors may choose to follow the government’s example and adopt different drug pricing bases. This could affect our ability to negotiate with plans, manufacturers and pharmacies regarding discounts and rebates.
     Relative to our durable medical equipment operations, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173) (the “Act”), established a program for the competitive acquisition of certain covered items of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”). Diabetes testing supplies, including test strips and lancets, which are commonly supplied via mail-order delivery, will be subject to the competitive acquisition program. Only qualified suppliers that meet defined participation standards specified in the final rule will be permitted to engage in the competitive acquisition program. In 2010, mail-order diabetes testing supplies may be subject to a national or regional program, which would require mail-order suppliers to bid on supplying certain DMEPOS items.
     Medicare Part D and Part B. The Act also offers far-reaching changes to the Medicare program. Important to us, the Act established a new Medicare Part D outpatient prescription drug benefit for over 40 million Americans who are eligible for Medicare. Qualified beneficiaries, including senior citizens and disabled individuals, have had the opportunity to enroll in Medicare Part D since January 1, 2006.
     Medco has been approved by CMS to participate in the Medicare Part D program as a national PDP sponsor, and we are also a provider of prescription drugs and diabetes supplies to those of our Medicare Part B patients who are also eligible for prescription drug coverage under the Medicare Part D program. In addition, we have been supporting a significant number of Medco clients who have elected to continue to offer a prescription drug benefit to their Medicare-eligible members as primary coverage outside of the Medicare Part D benefit and receive a government subsidy.

Furthermore, we support our clients with their Medicare Advantage programs that now include the Medicare Part D benefit, and with their PDP programs as the pharmacy benefit manager.
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
     Prompt Pay Regulations. Many states have adopted prompt pay regulations that require health plans to pay or deny claims within a certain timeframe. These laws apply to insurers and/or HMOs. Medco currently pays pharmacies on an established two-week cycle basis as defined in the Participating Pharmacy Agreement. Pharmacies receive payment within 26 days for 100% of successful point-of-sale (POS) claims processed in a two-week cycle. Medco has a capability for off-cycle payment to pharmacy providers due to prompt pay laws which accommodates those clients who desire payment more often than the established two-week cycle.
     Drug Importation. In the face of escalating costs for plan sponsors providing a prescription drug benefit for their employees, and uninsured individuals seeking to lower their drug costs, the issue of importing drugs from Canada or other foreign countries has received significant attention. Drug importation, sometimes called drug re-importation, occurs when prescription medicines from other countries are imported for personal use or commercial distribution. Our clients have expressed interest in the potential for drug importation to reduce their drug benefit costs. Individual importation activities are generally prohibited under U.S. law, and the FDA has issued warnings and safety alerts to a number of entities seeking to promote or facilitate systematic importation activities. However, there has been considerable legislative and political activity seeking to change the FDA requirements to enable drug importation, and we are evaluating appropriate actions if such legislation were to be enacted.
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
Employees
     As of December 29, 2007, we had approximately 19,900 full-time employees and approximately 900 part-time employees. Approximately 33% of our employees are represented by labor organizations. Collective bargaining agreements covering these employees expire at various dates through December 2010. Four collective bargaining agreements with various labor organizations will expire in 2008, including the agreements at our Willingboro, New Jersey and Las Vegas, Nevada pharmacies. Approximately 5,600 employees at our facilities in Florida, Washington, Nevada, New Jersey, Ohio, Pennsylvania, and Texas are subject to collective bargaining with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO (American Federation of Labor — Congress of Industrial Organizations); approximately 640 employees primarily at our Nevada call center are covered by collective bargaining agreements with the Retail, Wholesale and Department Store Union, U.F.C.W. (United Food and Commercial Workers); approximately 300 pharmacists at our Columbus, Ohio pharmacy are represented by the Association of Managed Care Pharmacists; approximately 240 pharmacists at our Willingboro, New Jersey and Las Vegas, Nevada pharmacies are represented by the Guild for Professional Pharmacists; and approximately 100 maintenance and quality response technicians at our Willingboro, New Jersey pharmacy are represented by the International Union of Operating Engineers, AFL-CIO. We consider our relations with our employees and their unions to be good. Accredo, PolyMedica and Critical Care employees are not represented by a labor union.
Available Information
     Medco files annual, quarterly and current reports, proxy and information statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document Medco files with the

SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Medco’s electronic SEC filings are available to the public at http://www.sec.gov.
     Medco’s SEC filings are also available to the public through The New York Stock Exchange (“NYSE”), 20 Broad Street, New York, New York 10005. Medco’s common stock is listed on the NYSE and trades under the symbol “MHS.”
     Medco’s public Internet site is http://www.medco.com. Medco makes available free of charge, through the Investor Relations page of its Internet site (www.medco.com/investor), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Medco also makes available, through the Investor Relations page of its Internet site, statements of beneficial ownership of Medco’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. In addition, Medco currently makes available on the Investor Relations page of its Internet site, its most recent proxy statement and its most recent annual report to stockholders.
     Information contained on Medco’s Internet site, or that can be accessed through its Internet site, does not constitute a part of this Annual Report on Form 10-K. Medco has included its Internet site address only as an inactive textual reference and does not intend it to be an active link to its Internet site. Our corporate headquarters are located at 100 Parsons Pond Drive, Franklin Lakes, New Jersey 07417 and the telephone number at that location is (201) 269-3400.
     The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2007 our Chief Executive Officer submitted a Section 303A.12 (a) CEO Certification to the NYSE certifying that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.
Stock Split
     On November 29, 2007, we announced that our Board of Directors approved a two-for-one stock split, which was effected in the form of a 100% stock dividend and distributed on January 24, 2008, to shareholders of record at the close of business on January 10, 2008. All share and per share amounts have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. Our total authorized common stock and par value of the common stock were unchanged by this action. For more information, see Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
     Competition in the PBM industry is widespread. We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, managed care organizations, large retail chains, large retail stores with in-store pharmacy operations and Internet pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller companies in niche markets. Our main competitors include CVS Caremark Corporation, Express Scripts, Inc., CIGNA Corporation, UnitedHealth Group, WellPoint Health Networks Inc., Aetna Inc., Walgreen Co., Wal-Mart Stores, Inc. and Humana Inc.
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
     Our largest client, UnitedHealth Group, represented approximately $9,900 million, or 22%, of our net revenues during 2007. Our current agreement with UnitedHealth Group has an initial term ending December 31, 2009 and, at UnitedHealth Group’s option, may be extended for two additional years ending December 31, 2011. The UnitedHealth Group account has much lower mail-order penetration and, because of its size, much steeper pricing than the average client, and consequently generates lower profitability than typical client accounts. Although none of our other clients individually represented more than 10% of our net revenues in 2007, our top 10 clients as of December 29, 2007, including UnitedHealth Group, represented approximately 45% of our net revenues during 2007.
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
     We have contractual relationships with pharmaceutical manufacturers or wholesalers that provide us with purchase discounts on drugs dispensed from our mail-order pharmacies and rebates on brand-name prescription drugs dispensed through mail order and retail. These discounts and rebates are generally passed on to clients in the form of steeper price discounts and rebate pass-backs. Manufacturer rebates often depend on our ability to meet contractual market share or other requirements. Pharmaceutical manufacturers have also increasingly made rebate payments dependent upon our agreement to include a broad array of their products in our formularies.
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
     In October 2007, we acquired all of the outstanding common stock of PolyMedica and on November 14, 2007, we acquired Critical Care. PolyMedica is a leading provider of diabetes care, under its Liberty brand, including blood glucose testing supplies and related services. Critical Care is one of the nation’s largest providers of specialty infusion services for home-based and ambulatory settings. In order to realize the intended benefits of the PolyMedica and Critical Care acquisitions, or any acquisition we make in the future, we must effectively integrate these businesses and any future acquired business into ours. We may not be able to successfully integrate acquired businesses into ours. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations of these acquired businesses performed by us or by third parties on our behalf were inadequate or flawed, or if we later discover unforeseen financial or business liabilities, the acquired businesses may not perform as expected. Operating costs, customer loss and business disruption (including difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than we anticipated. Finally, difficulties assimilating acquired operations and products into ours could result in the diversion of capital and management’s attention away from other business issues and opportunities.
If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations.
     We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our mail-order pharmacies and our ability to participate in federal and state healthcare programs. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations. Although we believe that we are substantially compliant with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or ensure that we will be able to obtain or maintain the regulatory approvals required to operate our business.
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
     Our agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, impose numerous requirements on us. As a CMS-approved PDP, our policies and practices associated with executing the program are subject to audit, and if material contractual or regulatory non-compliance was to be identified, applicable sanctions and/or monetary penalties may be imposed.
     In time, the Medicare Part D prescription benefit could have the effect of rendering existing pharmacy benefit plans less valuable to beneficiaries and reduce the total market for PBM services. In addition, some of our clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the Medicare Part D benefit may outweigh any opportunities for new business generated by the new benefit. We are not yet able to assess the long-term impact that Medicare Part D will have on our clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members. Although we have been approved by CMS as a national Medicare Part D prescription drug plan sponsor, we are not yet in a position to predict the long-term impact of such participation on our business, financial condition or results of operations.
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
     PBMs typically provide services to corporations and other sponsors of health benefit plans. These plans are subject to ERISA (the Employee Retirement Income Security Act of 1974), which regulates employee pension benefit plans and employee welfare benefit plans, including health and medical plans. The U.S. Department of Labor (“DOL”), which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by a PBM. We are party to several lawsuits that claim we are a fiduciary under ERISA. See Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. If a court were to determine, in litigation brought by a private party or in a proceeding arising out of a position taken by the DOL, that we were a fiduciary in connection with services we provide, we could potentially be subject to claims for breaching fiduciary duties and/or entering into certain “prohibited transactions.”
Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results.
     We are party to various legal proceedings and are subject to material litigation risks. The material legal proceedings to which Medco is a party are described in detail in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Although we believe we have meritorious defenses in each of the matters described therein, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our business, financial condition, liquidity and results of operations in any particular period.
We are subject to corporate integrity agreements and noncompliance may impede our ability to conduct business with the federal government.
     As part of a civil settlement with the Department of Justice (“DOJ”) and other federal government agencies, in October 2006, Medco entered into a five-year corporate integrity agreement with the United States Department of Health and Human Services’ Office of the Inspector General (“OIG”) and the U.S. Office of Personnel Management Office of

Inspector General. On November 8, 2004, prior to our ownership, PolyMedica entered into a five-year corporate integrity agreement as part of a civil settlement with the DOJ and the OIG. Failure to comply with the obligations of these corporate integrity agreements could result in debarment from participation in certain federal business arrangements, financial penalties and damage to Medco’s reputation.
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
     We derive a substantial percentage of our specialty pharmacy segment revenue and profitability from our relationships with Biogen Idec, Inc., Genzyme Corporation, GlaxoSmithKline, Inc., MedImmune, Inc., Genentech, Inc. and Baxter Healthcare Corporation. The majority of the IVIG (intravenous immunoglobulin) and blood clotting factor products dispensed through our specialty pharmacy business was purchased from Baxter Healthcare Corporation.
     Our agreements with these suppliers may be short-term and cancelable by either party without cause on 60 to 365 days prior notice. These agreements may limit our ability to distribute competing drugs, or provide services related to competing drugs, during the term of the agreement, while allowing the supplier to distribute through channels other than us. Further, these agreements provide that pricing and other terms of these relationships be periodically adjusted for changing market conditions or required service levels. Any termination or modification to any of these relationships could have an adverse effect on a portion of our business, financial condition and results of operations.
Our ability to grow our specialty pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients.
     Our Specialty Pharmacy segment focuses on a limited number of complex and expensive drugs that serve small patient populations. Due to the limited patient populations that use the drugs that our specialty pharmacy business handles, our future growth is dependent on expanding our base of drugs. Further, a loss of patient base or reduction in demand for any reason of the drugs we currently handle could have a material adverse effect on a significant portion of our specialty pharmacy business, financial condition and results of operations.
Our specialty pharmacy business, Medicare Part D offerings and certain revenues from diabetes testing supplies expose us to increased credit risk.
     Our specialty pharmacy business is funded through medical benefit coverage, the majority of which is provided by private insurers, as well as reimbursement by government agencies. These specialty pharmacy claims are generally for very high-priced medicines, and collection of payments from insurance companies, members and other payors generally takes substantially longer than for those claims administered through a PBM benefit. Because of the high cost of these claims, and the nature of the medical benefit coverage determination process, these accounts receivable are characterized by higher risk in collecting the full amounts due.

     Our Medicare Part D product offering requires premium payments from members for the ongoing benefit, as well as amounts due from CMS. As a result of the demographics of the consumers covered under the program and the complexity of the calculations for amounts due from CMS, these accounts receivable are subject to realization risk in excess of what is experienced in the core PBM business.
     Revenues from the sale of diabetes testing supplies under the Liberty brand depend on the continued availability of reimbursement by government and private insurance plans. The government’s Medicare regulations are complex and as a result, the collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be contingent upon the payment of another payor. Because of the coordination with multiple payors and the complexity in determining reimbursable amounts, these accounts receivable have higher risk in collecting the full amounts due.
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
     Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Specifically, in the proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., a civil class action case brought against McKesson Corporation and First DataBank (“FDB”), which is one of several companies that report data on prescription drug prices, FDB had agreed to reduce the reported AWP of certain drugs by four percent at a future time as contemplated by the settlement. In January 2008, the court declined to approve this settlement, although a revised settlement may be submitted to the court. Over 90% of Medco’s client contracts contain terms that Medco believes will enable it to mitigate any adverse effects of this kind of settlement.
     Legislation may lead to changes in the pricing for Medicare and Medicaid programs. See Item 1, “Business—Government Regulation—Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans and Reimbursement for Durable Medical Equipment,” above. At least one Medicaid program has adopted, and other Medicaid programs, some states and some commercial payors may adopt, those aspects of the Act that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of ASP in lieu of AWP as the measure for determining reimbursement by state Medicaid programs for the drugs sold in our specialty pharmacy business could materially reduce the revenue and gross margins of this business.
The terms and covenants relating to our existing indebtedness could adversely impact our financial performance.
     Like other companies that incur debt, we are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. Our credit facilities, accounts receivable financing facility and the indenture governing our senior notes contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including a maximum total debt-to-EBITDA ratio. Our continued ability to borrow under our credit facilities and accounts receivable financing facility is subject to our compliance with such financial and other covenants. If we fail to satisfy these covenants, we would be in default under the credit facilities, accounts receivable financing facility and/or indenture, and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

     In addition, as of December 29, 2007, we had outstanding borrowings of approximately $3.2 billion that are impacted by variable interest rates. Increases in interest rates on variable rate indebtedness would increase our interest expense and could adversely affect our results of operations.
Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if products are withdrawn from the market, if prescription drugs transition to over-the-counter products, or if increased safety risk profiles of specific drugs result in utilization decreases.
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
     Our product and professional liability insurance policies are expected to cover individual claims of up to $85 million. Because of the difficulty in obtaining commercial insurance coverage, as well as its high cost, our retained liability has been established at levels that require certain self-insurance reserves to cover potential claims. We currently process any claims that are included in self-insured retention levels through a captive insurance company. A successful product or professional liability claim in excess of our insurance coverage could harm our financial condition and results of operations. We believe that the claims described in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are unlikely to be covered by insurance.
The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure and failure to execute could adversely impact our business.
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
We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives.

     We have over $2.9 billion of recorded intangible assets, net, on our consolidated balance sheet as of December 29, 2007. For our PBM segment, our intangible assets primarily represent the value of client relationships that was recorded upon our acquisition in 1993 by Merck, and to a lesser extent, intangible assets recorded upon our acquisition of PolyMedica in 2007, including the value of the Liberty trade name, which is indefinite-lived, and customer relationships. For our Specialty Pharmacy segment, we have intangible assets recorded primarily from our acquisition of Accredo in 2005. Under current accounting rules, definite-lived intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients or biopharmaceutical manufacturer contracts. For definite-lived intangible assets, if the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our statement of income in the amount the carrying value of these assets exceeds the discounted expected future cash flows. In addition, while the definite-lived intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated statement of income, which could have a material adverse effect on our earnings. Our indefinite-lived intangible will be reviewed for impairment annually or more frequently if a change in events warrants such a review by comparing its carrying amount to its fair value. An impairment charge would be recorded for the excess of the carrying value over the fair value of the indefinite-lived intangible and this non-cash impairment charge could have a material adverse effect on our earnings.
     We also have recorded goodwill of $6.2 billion on our consolidated balance sheet as of December 29, 2007. Goodwill is also assessed for impairment annually for each of our segments’ reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to that reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of goodwill impairment. If we determine that our fair value is less than our book value, we could be required to record a non-cash impairment charge to our statement of income, which could have a material adverse effect on our earnings.
Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our PolyMedica diabetes testing supplies revenues and profits under our Liberty brand.
     The majority of our revenues under our Liberty brand depend on the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, our profits would also be reduced. Additionally, our profits could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.
     The Act provides for a program for competitive bidding of certain durable medical equipment items, which includes diabetes testing supplies. Beginning July 1, 2008, diabetes testing supplies delivered by mail will be bid only in 10 competitive bid areas. CMS intends to expand the entire competitive bidding program and may specifically implement a national or regional mail-order program for diabetes testing supplies in 2010, which could affect a substantial portion of PolyMedica’s diabetes patient base. Only winning mail-order diabetes testing supply bidders will be allowed to provide competitively bid items by mail to patients whose primary residence is in a competitively bid area. Competitive bidding could cause our operating results to be negatively affected through a combination of lower reimbursement rates for competitively bid items and/or our failure to secure status as a contracted supplier.
     The Act provides CMS additional authority, beginning in 2009, to use pricing information it gathers during the initial competitive bidding phases for the purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. CMS intends to issue further guidance on whether and then how it intends to use this Inherent Reasonableness authority through the formal rule making process. Our operating results could be negatively affected if CMS uses this authority to impose lower reimbursement rates in geographic areas that would otherwise have been excluded from the impact of competitive bidding.

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
     Our Board of Directors is divided into three classes as nearly equal in size as possible with staggered three-year terms. This classification of our Board of Directors could have the effect of making it more difficult for a third party to acquire our company or of discouraging a third party from acquiring control of our company because it will generally make it more difficult for shareholders to replace a majority of the directors. On May 24, 2007, our shareholders approved a proposal to amend the Company’s certificate of incorporation to de-stagger our Board of Directors and provide for the phase-in of the annual election of directors over a three-year period, and therefore all directors will be elected annually beginning at the annual meeting in 2010. In addition, it is not possible to remove a director except for cause and only by a vote of holders of at least 80% of the voting power of our outstanding shares of stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     As of December 29, 2007, we own or lease 162 facilities throughout the United States. We believe our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our existing facilities contain an aggregate of approximately 3,500,000 square feet. Our corporate headquarters office is located in Franklin Lakes, New Jersey and accommodates our executive and corporate functions.
     Our mail-order pharmacy operations consist of nine PBM mail-order pharmacies that are located in various states and dispense drugs throughout the United States. Prescription order processing activities are performed in six of the pharmacies, and three engage in prescription order processing and mail-order dispensing. In addition, as a result of our PolyMedica acquisition, we have two pharmacies that dispense diabetic supplies. We also have three specialty pharmacy distribution pharmacies and 87 specialty branch pharmacies, including 47 branch pharmacies associated with our recent acquisition of Critical Care.
     In our prescription order processing pharmacies, we receive and record prescriptions including the use of imaging technologies, conduct clinical reviews, contact physicians to resolve any questions and then approve and route the prescriptions to one of our dispensing pharmacies. In our dispensing pharmacies, two of which are our automated pharmacies in Willingboro, New Jersey and Las Vegas, Nevada, we dispense the medication and then pre-sort for shipment to members by mail or courier.
     The specialty branch pharmacies conduct all prescription order processing and dispensing functions, and may also include nursing services, walk-in infusion centers and other services customized for individual patients. We also operate six call center pharmacies with access 24 hours a day, seven days a week to respond to calls from our clients, their members, retail pharmacists and physicians.

     Construction will commence in 2008 for a third automated dispensing pharmacy in Indiana, which is expected to be operational in 2009.
Insurance
     We maintain insurance coverage with such deductibles and self-insurance that management considers adequate for our needs under current circumstances, including product and professional liability coverage of $85 million per individual claim. Such coverage reflects market conditions (including cost and availability) existing at the time coverage is written. Because of the difficulty in obtaining commercial insurance coverage, as well as its high cost, our retained liability has been established at levels that require certain self-insurance reserves to cover potential claims. We currently process any claims that are included in self-insured retention levels through a captive insurance company. Our PBM operations, including, for example, the dispensing of prescription drugs by our mail-order pharmacies, may subject us to litigation and liability for damages. Historically, we have not had any product or professional liability claims that have exceeded our insurance coverage amount, and any claims have not been material. We believe that our insurance coverage protection for these types of claims is adequate. However, we might not be able to maintain our professional and general liability insurance coverage in the future, and insurance coverage might not be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect on our financial condition and results of operations. We believe that most of the claims described in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are unlikely to be covered by insurance. See Part I, Item 1A, Risk Factors—Risks Relating to Our Business—“We may be subject to liability claims for damages and other expenses that are not covered by insurance.”
Item 3. Legal Proceedings.
     In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 14, “Commitments and Contingencies—Legal Proceedings,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein. Such descriptions include the following recent development:
     Contract Litigation. In July 2003, a lawsuit captioned Group Hospitalization and Medical Services v. Merck-Medco Managed Care, L.L.C., et al. was filed against the Company in the Superior Court of New Jersey. In this action, the Company’s former client, CareFirst Blue Cross Blue Shield, asserts claims for violation of fiduciary duty under state law; breach of contract; negligent misrepresentation; unjust enrichment; violations of certain District of Columbia laws regarding consumer protection and restraint of trade; and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims and restitution. Following a summary judgment hearing in this matter on November 30, 2007, the judge dismissed the fiduciary duty, consumer fraud, and racketeering claims. On December 21, 2007, the Company and CareFirst Blue Cross Blue Shield agreed in principle to settle this matter for an immaterial amount.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.

Executive Officers of the Company
     The executive officers of the Company, and their ages and positions as of February 14, 2008 are as follows:

Name	Age	Position
David B. Snow, Jr.	53	Chairman of the Board and Chief Executive Officer
Bryan D. Birch	42	Group President, Employer Accounts
John P. Driscoll	48	President, New Markets
Robert S. Epstein, M.D., M.S.	52	Senior Vice President, Medical and Analytical Affairs and Chief Medical Officer
Brian T. Griffin	49	Group President, Health Plans
Kenneth O. Klepper	54	President and Chief Operating Officer
Laizer Kornwasser	37	President, Liberty Medical and Senior Vice President, Channel and Generic Strategy
David S. Machlowitz	54	Senior Vice President, General Counsel and Secretary
Thomas M. Moriarty	44	Senior Vice President, Pharmaceutical Contracting
Karin Princivalle	51	Senior Vice President, Human Resources
JoAnn A. Reed	52	Senior Vice President, Finance and Chief Financial Officer
Richard J. Rubino	50	Senior Vice President, Controller and Chief Accounting Officer
Jack A. Smith	60	Senior Vice President, Chief Marketing Officer
Glenn C. Taylor	56	Group President, Key Accounts
Timothy C. Wentworth	47	President and Chief Executive Officer of Accredo Health Group, Inc.
     Bryan D. Birch has served as Group President, Employer Accounts since March 2006 and is responsible for all activities related to Medco’s employer clients including sales, account management, marketing, clinical and pricing areas. This group integrates the oversight of the National Accounts Group with Systemed, of which Mr. Birch was Group President since July 2003. Prior to joining the Company, Mr. Birch was Senior Vice President, Chief Sales Officer of WellChoice, Inc. (formerly known as Empire BlueCross BlueShield) since June 2000. From January 1999 to June 2000, Mr. Birch was an Executive Vice President and Founder of iHealth Technologies, a claims editing company. Mr. Birch also served as the Chief Executive Officer of Oxford Health Plans’ Connecticut division from July 1995 to January 1999 and as the Corporate Director of Medical Delivery for Oxford Health Plans, responsible for all contracting initiatives from August 1992 to July 1995.
     John P. Driscoll has served as President, New Markets since May 2006, and in this role is responsible for the Company’s Medicare business, consumer-driven programs, insured solutions and business development. Mr. Driscoll joined the Company in June 2003 as Senior Vice President, Product and Business Development. Mr. Driscoll came to the Company from Oak Investment Partners, a venture capital firm, where he served as an advisor on healthcare investments from January 2002 through May 2003. Mr. Driscoll held the position of Executive Vice President of Walker Digital from January 2000 to December 2001. Mr. Driscoll served in a number of senior positions at Oxford Health Plans from 1991 through 1999, including, most recently, as its Corporate Vice President, Government Programs.
     Robert S. Epstein, M.D., M.S. has served as the Company’s Senior Vice President, Medical and Analytical Affairs and Chief Medical Officer since 1997. Dr. Epstein is responsible for formulary development, clinical guidelines, drug information services and accreditation oversight. He is also responsible for maintaining automated clinical informatics tools and heads the client and product analytic and reporting groups. Dr. Epstein joined the Company in 1995 as Vice President of Outcomes Research. Additionally, Dr. Epstein leads the Personalized Medicine programs. Dr. Epstein was trained as an epidemiologist and worked in public health and academia before joining the private sector.
     Brian T. Griffin has served as the Company’s Group President, Health Plans since January 2004. From January 1999 through December 2003 he served as Senior Vice President, Sales and was responsible for sales on a national basis. From November 1995 to December 1998, Mr. Griffin led the Insurance Carrier customer group and was responsible for sales within the Insurance Carrier Blue Cross/Blue Shield and Third-Party Administrator Markets. Mr. Griffin joined the Company in 1987.
     Kenneth O. Klepper has served as President and Chief Operating Officer since March 2006. He joined the Company in June 2003 and served as Executive Vice President, Chief Operating Officer from June 2003 through March 2006. Mr. Klepper oversees the Company’s sales and account groups, information technology, customer service, pharmacy operations, and Accredo Health Group, Inc., the Company’s primary specialty pharmacy operating subsidiary. Mr. Klepper came to the Company from WellChoice, Inc. where he held the position of Senior Vice President, Process Champion from March 1995 to August 1999, and then held the position of Senior Vice President for Systems, Technology and Infrastructure from August 1999 to April 2003.
     Laizer Kornwasser has served as President of Liberty Medical since the Company’s acquisition of PolyMedica Corporation in October 2007. In addition, Mr. Kornwasser has served as Senior Vice President, Channel and Generic Strategy since August 2006, and oversees the Company’s mail and retail channels and generic strategy. Mr. Kornwasser is responsible for developing and executing generic strategies and optimizing channel distribution to significantly reduce client and member pharmacy costs. Mr. Kornwasser joined the Company in August 2003, initially serving as Vice President of Business Development, and later as Senior Vice President of Business Development and Retail Networks. Prior to joining the Company, Mr. Kornwasser was the founder and Managing Partner of Edgewood Consulting LLC, a turnaround/strategic advisory firm. Mr. Kornwasser is a director of the National Bank of California and Bostwick Laboratories.
     David S. Machlowitz has served as Senior Vice President and General Counsel since May 2000, and is responsible for overseeing the Company’s legal affairs. Mr. Machlowitz was appointed as Secretary in April 2002. Additionally, Mr. Machlowitz’s responsibilities include Government Affairs and Regulatory Affairs. Mr. Machlowitz joined the Company from Siemens Corporation, a diversified healthcare, information and electronics technology conglomerate, where he served as Deputy General Counsel from October 1999 to May 2000. Previously, he served as General Counsel and Corporate Secretary of Siemens Medical Systems Inc. from April 1992 to October 1998 and as Associate General Counsel of Siemens Corporation from October 1994 to October 1999. Mr. Machlowitz will retire from the Company effective March 7, 2008.
     Thomas M. Moriarty has served as Senior Vice President, Pharmaceutical Contracting since September 2007, with responsibility for negotiations with pharmaceutical manufacturers, drug purchasing analysis and consulting with clients on formulary drug lists and plan design. He has also served as Senior Vice President, Business Development responsible for mergers and acquisitions and strategic alliances since August 2006. Prior to that he was Deputy General Counsel, Vice President and Managing Counsel, responsible for mergers and acquisitions and client and commercial contracting from December 2005 until August 2006. From November 2002 until December 2005, Mr. Moriarty served as Vice President and Counsel, Client Contracting. Mr. Moriarty joined the Company in June 2000 as Assistant Counsel, Client Contracting. Prior to joining the Company, Mr. Moriarty served as Assistant General Counsel, Pharma & North America for Merial Limited (a Merck & Co., Inc. and Sanofi Aventis Company) and as Assistant Counsel for Merck & Co., Inc. In March 2008 he will assume the position of General Counsel, Secretary and Senior Vice President, Pharmaceutical Contracting.
     Karin Princivalle has served as Senior Vice President, Human Resources since joining the Company in May 2001, and is responsible for company-wide human resource activities. Ms. Princivalle joined the Company from TradeOut.com, an online business-to-business marketplace, where she served as Vice President for Human Resources from February 2000 to May 2001. Previously, she served as Vice President of Human Resources for Citigroup’s North America bankcards business from May 1998 to August 2000 and Vice President of Human Resources for Citigroup’s Consumer Businesses in Central/Eastern Europe, Middle East, Africa and Asia from March 1997 to May 1998.
     JoAnn A. Reed has served as Senior Vice President, Finance since 1992, and Chief Financial Officer through March 15, 2008. Ms. Reed has oversight responsibility for all financial activities, including accounting, reporting, treasury, tax, planning, analysis, procurement, audit, investor relations and financial evaluation. Ms. Reed joined the Company in 1988, initially serving as Director of Financial Planning and Analysis and later as Vice President/Controller for the Company’s former subsidiary, PAID Prescriptions, L.L.C. Prior to joining the Company, she worked for Aetna/American Re-

Insurance Co., CBS Inc., Standard and Poor’s Corp., and Unisys/Timeplex Inc. Ms. Reed is a member of the Board of Directors at Waters Corp., American Tower Corp. and the Board of Trustees of St. Mary’s College of Notre Dame, Indiana. Ms. Reed will retire from her role as Senior Vice President, Finance and Chief Financial Officer of the Company effective March 15, 2008.
     Richard J. Rubino has served as Senior Vice President, Controller and Chief Accounting Officer since April 2005 and in that role was directly responsible for accounting and financial reporting, financial systems, and client and pharmaceutical manufacturer accounts receivable. From June 1998 to April 2005, Mr. Rubino served as Vice President and Controller with responsibility for accounting and financial reporting. His previous roles with the Company include Vice President, Planning with responsibility for financial, business and strategic planning, and Director of Planning. Prior to joining the Company, Mr. Rubino held various positions at International Business Machines Corporation and Price Waterhouse & Co. Mr. Rubino is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Rubino will assume the role of Chief Financial Officer and Senior Vice President, Finance in March 2008.
     Jack A. Smith has served as Senior Vice President, Chief Marketing Officer since joining the Company in June 2003 and is responsible for all branding, corporate and product marketing and communications, medco.com, and related creative and production services. Mr. Smith served as the Senior Vice President, Chief Marketing Officer for WellChoice, Inc. from August 1999 to November 2002, and was the Senior Vice President, Marketing Director for RR Donnelley & Sons from June 1997 to July 1999. Mr. Smith worked as a consultant for the Gartner Group, an information and consulting company, during 2003 prior to joining the Company. He has also held marketing positions at The Readers Digest Association, Inc., Nestle Foods and Unilever.
     Glenn C. Taylor has served as Group President, Key Accounts since January 2004. From April 2002 through December 2003, he served as Senior Vice President, Account Management. Mr. Taylor served as President of the Company’s UnitedHealth Group Division from February 1999 to April 2002. From April 1997 to January 1999, Mr. Taylor held positions with Merck & Co., Inc. as Regional Vice President of the Southeast and Central business groups. From May 1993 to March 1997, Mr. Taylor was the Company’s Senior Vice President of Sales and Account Management. Mr. Taylor joined the Company in May 1993 as a result of the Company’s acquisition of FlexRx, Inc. a pharmacy benefit manager in Pittsburgh, Pennsylvania, where Mr. Taylor was President.
     Timothy C. Wentworth has served as the President and Chief Executive Officer of Accredo Health Group, Inc. since March 2006. From January 2004 to March 2006, Mr. Wentworth served as the Company’s Group President, National Accounts. From April 2002 through December 2003, he served as Executive Vice President, Client Strategy and Service and was responsible for client relationships and developing and implementing strategies to acquire and renew clients. Mr. Wentworth joined the Company as Senior Vice President, Account Management in December 1998 from Mary Kay, Inc., where he spent five years, serving initially as Senior Vice President of Human Resources and subsequently as President-International.
     Information concerning the Company’s directors (including Mr. Snow) and nominees is incorporated by reference from the discussion under the heading “Proposal 1. Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
     Market Information
     The principal market for our Common Stock is the NYSE, where our Common Stock trades under the ticker symbol “MHS.” The following table sets forth the range of high and low common stock market prices for fiscal years 2007 and 2006:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2007
High	$51.67	$45.83	$40.82	$36.33
Low	$43.52	$38.45	$35.12	$26.26

2006
High	$30.32	$32.07	$28.94	$30.32
Low	$23.54	$28.07	$25.05	$26.00
     The above table has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
     On February 14, 2008, the closing market price of our common stock on the NYSE was $49.00.
     Holders
     On February 14, 2008, there were 93,097 shareholders of record.
     Dividend Policy
     The Company currently does not pay cash dividends and does not plan to pay cash dividends in the foreseeable future.
     Securities Authorized for Issuance under Equity Compensation Plans
     This information is discussed in Item 12 of this Annual Report on Form 10-K.

     Comparative Stock Performance
     The following graph compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return (including reinvested dividends) of the Standard & Poor’s Healthcare Index and the Standard & Poor’s 500 Index for the period August 20, 2003, to December 31, 2007. The graph assumes that $100 was invested on August 20, 2003, in the Company’s Common Stock and in each index or composite. No cash dividends have been declared on the Company’s Common Stock.
COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN
Among Medco Health Solutions, Inc., The S&P 500 Index
And The S&P Health Care Index

Comparison of 52-Month Cumulative Total Return

	8/20/03	12/03	12/04	12/05	12/06	12/07

Medco Health Solutions, Inc.	$100.00	$134.77	$164.95	$221.25	$211.90	$402.06
S&P 500	$100.00	$113.15	$125.46	$131.63	$152.42	$160.79
S&P Health Care	$100.00	$104.88	$106.64	$113.53	$122.08	$130.81
     The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Common Stock.

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
     The following share and per share amounts have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
     The Company did not repurchase any shares during the fiscal three months ended December 29, 2007. During fiscal year 2007, the Company repurchased under the plan approximately 53.3 million shares at a cost of approximately $2 billion. Inception-to-date repurchases through December 29, 2007 under this program total approximately 111.4 million shares at a cost of approximately $3.5 billion. The average price paid per share for repurchases initiated since inception is $31.56. The approximate dollar value of shares that may yet be purchased under the program is $2 billion.
     From January 1, 2008 through February 14, 2008, the Company repurchased approximately 13.5 million shares at an average price per share of approximately $50.10.
     During the fiscal year ended December 29, 2007, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.
     The following table presents our selected historical consolidated financial and operating data. The selected historical financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K ($ and volumes in millions, except for per share data and EBITDA per adjusted prescription data):

	December 29,	December 30,	December 31,	December 25,	December 27,
As of and for Fiscal Years Ended	2007(1)	2006(2)	2005(3) (4)	2004	2003

Consolidated statement of income data:
Total product net revenues(5)	$43,961.9	$42,022.6	$37,455.0	$35,024.4	$33,913.1
Total service net revenues	544.3	521.1	415.9	327.5	351.4

Total net revenues(5)	44,506.2	42,543.7	37,870.9	35,351.9	34,264.5

Cost of revenues:
Cost of product net revenues(5)	41,402.6	40,012.5	35,827.8	33,496.6	32,552.7
Cost of service revenues	158.3	125.8	100.2	132.8	189.7

Total cost of revenues(5)	41,560.9	40,138.3	35,928.0	33,629.4	32,742.4
Selling, general and administrative expenses	1,114.1	1,109.2	757.6	676.4	686.4
Amortization of intangibles	228.1	218.5	192.5	179.9	94.3
Interest and other (income) expense, net	99.8	65.9	39.9	59.9	12.7

Total cost of operations	43,002.9	41,531.9	36,918.0	34,545.6	33,535.8

Income before provision for income taxes	1,503.3	1,011.8	952.9	806.3	728.7
Provision for income taxes(9) (e)	591.3	381.6	350.9	324.7	302.9

Net income	$912.0	$630.2	$602.0	$481.6	$425.8

Earnings per share data(6):
Basic earnings per share	$1.66	$1.06	$1.04	$0.89	$0.79
Shares used in computing basic earnings per share	550.2	594.5	576.1	543.8	540.2
Diluted earnings per share	$1.63	$1.04	$1.03	$0.88	$0.79
Shares used in computing diluted earnings per share	560.9	603.3	587.1	549.4	541.6
Consolidated balance sheet data:
Working capital(7)	$1,173.5	$1,028.2	$1,300.1	$1,675.9	$1,155.0
Goodwill	$6,230.2	$5,108.7	$5,152.3	$3,310.2	$3,310.2
Intangible assets, net	$2,905.0	$2,523.1	$2,741.6	$2,140.6	$2,320.5
Total assets	$16,217.9	$14,388.1	$14,447.7	$11,113.2	$11,044.6
Total debt(8)	$3,494.4	$1,266.7	$1,469.4	$1,192.9	$1,396.1
Deferred tax liabilities	$1,167.0	$1,161.3	$1,213.8	$1,030.2	$1,177.5
Total noncurrent liabilities	$4,213.4	$2,057.8	$2,218.0	$2,177.6	$2,577.7
Total stockholders’ equity	$6,875.3	$7,503.5	$7,724.2	$5,719.4	$5,080.0
Supplemental information:
EBITDA(9)	$2,000.1	$1,469.8	$1,350.3	$1,243.7	$1,035.7
EBITDA per adjusted prescription(9)	$2.67	$2.01	$1.89	$1.83	$1.50
Net cash provided by operating activities	$1,367.0	$1,241.0	$1,040.8	$711.5	$1,123.9
Net cash used by investing activities	$(1,713.8)	$(155.5)	$(1,186.3)	$(101.9)	$(119.1)
Net cash provided by (used by) financing activities	$302.4	$(1,155.2)	$(111.8)	$(102.6)	$(380.7)
Prescriptions administered	559.8	553.4	540.1	502.9	532.0
Retail	465.0	464.4	452.8	415.2	453.9
Mail-order	94.8	89.0	87.3	87.7	78.1
Adjusted prescriptions(9) (h)	748.3	729.9	714.1	678.3	688.2
Adjusted mail-order penetration(10)	37.9%	36.4%	36.6%	38.8%	34.0%
Overall generic dispensing rate	59.7%	55.2%	51.5%	46.3%	43.8%
Retail generic dispensing rate	61.7%	57.2%	53.3%	48.1%	45.2%
Mail-order generic dispensing rate	50.0%	44.8%	41.7%	37.9%	36.0%

Notes to Selected Financial Data:

(1)	The consolidated statement of income data for 2007 includes the operating results of PolyMedica Corporation (“PolyMedica”) and Critical Care Systems, Inc. (“Critical Care”) commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.

(2)	The consolidated statement of income data for 2006 includes a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006, with a $99.9 million after-tax effect, or $0.17 per diluted share on a split-adjusted basis (see note 6 below). This charge reflects an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed federal legal matters. The settlement agreements for these three matters were signed and approved by the District Court on October 23, 2006.

(3)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(4)	The consolidated statement of income data for 2005 includes the results of operations of Accredo Health, Incorporated (“Accredo”) commencing August 18, 2005, the date of acquisition, and for the subsequent periods.

(5)	Includes retail co-payments of $7,553 for 2007, $7,394 for 2006, $7,436 for 2005, $6,773 for 2004 and $6,850 for 2003.

(6)	Common share and per share amounts have been retrospectively adjusted for the two-for-one stock split. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(7)	Calculated as current assets less current liabilities.

(8)	We had no debt outstanding prior to August 12, 2003.

(9)	EBITDA consists of earnings before interest income/expense, taxes, depreciation and amortization. We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of reported net income, are significant components of the consolidated statements of income, and must be considered in performing a comprehensive assessment of overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the 2006 EBITDA excluding the legal settlements charge recorded in the first quarter, as the charge is not considered an indicator of ongoing performance.

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription is affected by the changes in prescription volumes between retail and mail-order, the relative representation of brand-name, generic and specialty drugs, as well as the level of efficiency in the business. Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	December 29,	December 30,		December 31,	December 25,	December 27,
For Fiscal Years Ended	2007(a)	2006		2005(b) (c)	2004	2003

Net income	$912.0	$630.2		$602.0	$481.6	$425.8
Add:
Interest and other (income) expense, net	99.8	65.9		39.9	59.9	23.7	(d)
Provision for income taxes	591.3	381.6	(e)	350.9 (e)	324.7	302.9
Depreciation expense	168.9	173.6		165.0	197.6 (f)	189.0	(f)
Amortization expense	228.1	218.5		192.5	179.9	94.3

EBITDA	$2,000.1	$1,469.8		$1,350.3	$1,243.7	$1,035.7
Adjustment for the 2006 legal settlements charge	—	162.6	(g)	—	—	—

EBITDA, excluding the 2006 legal settlements charge	$2,000.1	$1,632.4		$1,350.3	$1,243.7	$1,035.7

Adjusted prescriptions(h)	748.3	729.9		714.1	678.3	688.2

EBITDA per adjusted prescription	$2.67	$2.01		$1.89	$1.83	$1.50

EBITDA per adjusted prescription, excluding the 2006 legal settlements charge	$2.67	$2.24		$1.89	$1.83	$1.50

(a)	Includes PolyMedica’s and Critical Care’s operating results commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.

(b)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(c)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition, and for the subsequent periods.

(d)	2003 excludes a one-time gain of $11 million from the sale of a minority equity investment in a nonpublic company.

(e)	2006 and 2005 include non-recurring tax benefits of $20.0 million and $25.7 million, respectively. See Note 10, “Taxes on Income,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(f)	2004 and 2003 include accelerated depreciation of $24.5 million and $13.3 million, respectively, associated with facility closures that occurred in 2004.

(g)	Represents a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006. See (2) above.

(h)	Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

(10)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are the nation’s leading pharmacy benefit manager based on net revenues. We provide sophisticated traditional and specialty prescription drug benefit programs and services for our clients and members. Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, and particularly in specialty pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our Specialty Pharmacy segment, Accredo Health Group, which became the nation’s largest specialty pharmacy based on revenues with our 2005 acquisition of Accredo Health, Incorporated (“Accredo”) (the “Accredo acquisition”). In 2007, we introduced the Medco Therapeutic Resource Centers®, staffed with hundreds of pharmacists who are trained and certified in specific complex and chronic conditions and have expertise with the associated medications. The therapeutic resource center for diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we became the largest diabetes pharmacy care practice based on covered patients. See Note 3, “Acquisitions of Businesses,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
     All share and per share amounts have been retrospectively adjusted for the two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective January 24, 2008. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
     The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and membership are paramount to our success; the retention of existing and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive mail volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years, and our ability to continue to provide innovative and competitive clinical and other services to clients and patients, including our active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry.
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
2007 Financial Performance Summary
     Our net income increased 44.7% to $912.0 million and diluted earnings per share on a split-adjusted basis increased 56.7% to $1.63 for 2007, compared to $630.2 million and $1.04 per share, respectively, for 2006. The 2006 results reflect a pre-tax legal settlements charge of $162.6 million recorded in the first quarter, with a $99.9 million after-tax effect, or $0.17 per diluted share. Excluding the legal settlements charge from 2006, our 2007 net income increased 24.9% and diluted earnings per share increased 34.7%. These increases reflect higher generic dispensing rates and mail-order penetration, and a decrease in the diluted weighted average shares outstanding. In addition, 2007 includes the operating results of PolyMedica and Critical Care Systems, Inc. (“Critical Care”) commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.
     The diluted weighted average shares outstanding, on a split-adjusted basis, were 560.9 million for 2007 compared to 603.3 million for 2006, representing a decrease of 7.0% resulting from our share repurchase program which commenced in 2005.
     Total net revenues increased 4.6% to $44,506.2 million in 2007. Product net revenues increased 4.6% to $43,961.9 million, which reflects higher prices charged by pharmaceutical manufacturers, and higher total volume including new business and incremental volume from PolyMedica, partially offset by a greater representation of lower cost generic drugs and steeper client discounts including higher levels of rebate sharing and client transitions. Additionally, our service revenues increased 4.5% to $544.3 million in 2007, which is primarily attributable to higher client and other service revenues, reflecting higher claims processing administrative fees, as well as increased revenues for services associated with clinical programs.
     Total prescription volume, adjusted for the difference in days supply between mail and retail, increased 2.5% to 748.3 million for 2007, substantially the result of higher volumes from new clients, partially offset by client terminations. The adjusted mail-order penetration rate increased to 37.9% in 2007, from 36.4% in 2006.
     Our overall generic dispensing rate increased to 59.7% in 2007 from 55.2% in 2006, reflecting the introduction of new generic products during this period, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization. The higher generic dispensing rate, which contributes to lower costs for clients and members, resulted in a reduction of approximately $2.5 billion in net revenues for 2007.
     The increase in overall gross margin to 6.6% in 2007 from 5.7% in 2006 was primarily driven by our increased generic dispensing rate and mail-order volume.
     Selling, general and administrative (“SG&A”) expenses of $1,114.1 million for 2007 increased from 2006 by $4.9 million, or 0.4%, including the $162.6 million pre-tax legal settlements charge recorded in the first quarter of 2006. Excluding the pre-tax legal settlements charge, SG&A expenses increased by $167.5 million, or 17.7%, reflecting higher employee-related costs associated with business growth across the Company, including higher performance bonus expenses, in addition to client and product support activities, and the addition of PolyMedica and Critical Care SG&A expenses.
     Amortization of intangible assets increased $9.6 million from 2006 as a result of the PolyMedica and Critical Care acquisitions.

     Interest and other (income) expense, net, increased $33.9 million from 2006, attributable to higher interest expense reflecting increased borrowings from our debt refinancing that we completed on April 30, 2007 to fund our share repurchase program, PolyMedica and Critical Care acquisitions, general corporate activities, working capital requirements, and capital expenditures.
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.3% for 2007, up from 37.7% for 2006. The 2006 tax rate included the effect of a net non-recurring tax benefit of $20.0 million.
Key Financial Statement Components
Consolidated Statements of Income
     Our net revenues are comprised primarily of product net revenues and are derived from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail-order pharmacies, and are recorded net of certain discounts, rebates and guarantees payable to clients and members. The majority of our product net revenues are derived on a fee-for-service basis. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. Our product net revenues also include revenues from the sale of diabetic supplies dispensed by PolyMedica.
     In addition, our product net revenues include premiums associated with our Medicare Part D Prescription Drug Program (“PDP”) risk-based product offering. This product involves prescription dispensing for members covered under the CMS-sponsored Medicare Part D benefit. Since 2006, two of our insurance company subsidiaries have been operating under contracts with CMS to offer a number of Medicare Part D PDP products. The products involve underwriting the benefit and charging member premiums for prescription dispensing covered under the CMS-approved Medicare Part D benefit. We provide a Medicare drug benefit that represents either (i) the minimum, standard level of benefits mandated by Congress, or (ii) enhanced coverage, on behalf of certain clients, which exceeds the standard drug benefit in exchange for additional premiums.
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
     In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. The subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, subsidies are reconciled with actual costs and residual subsidy advance receipts are payable to CMS. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of Emerging Issues Task Force No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,”(“EITF 99-19”) are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In 2007, premium revenues for our PDP product, which exclude member cost share, were $255 million, or less than

1% of total net revenues. In 2006, premium revenues for our PDP product, excluding member cost share, were $465 million, or approximately 1% of total net revenues.
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
     SG&A expenses reflect the costs of operations dedicated to executive management, the generation of new sales, maintenance of existing client relationships, management of clinical programs, enhancement of technology capabilities, direction of pharmacy operations, and performance of reimbursement activities, in addition to finance, legal and other staff activities, and the effect of certain legal settlements. SG&A also includes advertising expenses associated with PolyMedica, which are expensed as incurred.
     Interest and other (income) expense, net, primarily includes interest expense on our senior unsecured credit facilities, accounts receivable financing facility, senior notes, and swap agreements on $200 million of the senior notes, partially offset by interest income generated by cash and cash equivalent investments and short-term investments in marketable securities.
     For further details see our critical accounting policies included in “— Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets
     Our primary assets include cash and cash equivalents, short- and long-term investments, manufacturer accounts receivable, client accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash and cash equivalents reflect the accumulation of net positive cash flows from our operations, investing and financing activities, and primarily include time deposits with banks or other financial institutions, and money market mutual funds. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries. We have no exposure to or investments in any instruments associated with the sub-prime market.
     Manufacturer accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. Client accounts receivable represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebates and guarantees payable when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also include premiums receivable from CMS for our Medicare Part D PDP product offering and premiums from members. Additionally, we have receivables from Medicare and Medicaid for a portion of our specialty pharmacy business, and diabetic supplies dispensed by PolyMedica.
     Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from the IRS and state and local taxing authorities associated with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles from our acquisition by Merck in 1993, the value of the Liberty trade name, customer relationships and goodwill recorded upon our acquisition in 2007 of PolyMedica and, for the Specialty Pharmacy segment, goodwill and intangible assets recorded primarily from our acquisition of Accredo in 2005.
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
     Our stockholders’ equity includes an offset for treasury stock purchases under our share repurchase program. The accumulated other comprehensive income component of stockholders’ equity includes the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans in accordance with Statement of

Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R),” and unrealized losses on cash flow hedges.
Consolidated Statements of Cash Flows
     An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle. Additionally, a component of the PBM business includes diabetic supplies dispensed by PolyMedica, which are reimbursed by Medicare, Medicaid and insurance companies, which also experience slower accounts receivable turnover. We also generate operating cash flows associated with our Medicare Part D PDP product offering, including premiums, cost share, and various subsidies received in advance from CMS. In addition, our operating cash flows include tax benefits associated with employee stock plans.
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
Client-Related Information
     Revenues from UnitedHealth Group Incorporated (“UnitedHealth Group”), which is currently our largest client, amounted to approximately $9,900 million, or 22%, of our net revenues in 2007, and approximately $9,800 million and $8,800 million, or 23%, of our net revenues in 2006 and 2005, respectively. The UnitedHealth Group account has much lower mail-order penetration and, because of its size, much steeper pricing than the average client, and consequently generates lower profitability than typical client accounts. None of our other clients individually represented more than 10% of our net revenues in 2007, 2006 or 2005.
Segment Discussion
     As a result of our acquisition of Accredo in August 2005, we have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products to patients with diabetes, commencing October 31, 2007, the date of the acquisition. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition and is also comprised of specialty pharmacy activity previously included within Medco’s PBM business, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services, commencing November 14, 2007, the date of acquisition.
     We define the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable or infusible, and which require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging, and a higher degree of patient-oriented customer service than is required in the traditional PBM business model, including in-home nursing services and administration. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs, along with patients, as well as PBM clients as payors.
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
Consolidated Results of Operations
     The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	December 29,	Increase		December 30,	Increase		December 31,
For Fiscal Years Ended	2007(1)	(Decrease)		2006	(Decrease)		2005(2)(3)

Net Revenues
Retail product(4)	$26,424.1	$544.0	2.1%	$25,880.1	$2,443.6	10.4%	$23,436.5
Mail-order product	17,537.8	1,395.3	8.6%	16,142.5	2,124.0	15.2%	14,018.5

Total product(4)	$43,961.9	$1,939.3	4.6%	$42,022.6	$4,567.6	12.2%	$37,455.0

Client and other service	391.0	46.9	13.6%	344.1	99.9	40.9%	244.2
Manufacturer service	153.3	(23.7)	(13.4)%	177.0	5.3	3.1%	171.7

Total service	$544.3	$23.2	4.5%	$521.1	$105.2	25.3%	$415.9

Total net revenues(4)	$44,506.2	$1,962.5	4.6%	$42,543.7	$4,672.8	12.3%	$37,870.9

Cost of Revenues
Product(4)	$41,402.6	$1,390.1	3.5%	$40,012.5	$4,184.7	11.7%	$35,827.8
Service	158.3	32.5	25.8%	125.8	25.6	25.5%	100.2

Total cost of revenues(4)	$41,560.9	$1,422.6	3.5%	$40,138.3	$4,210.3	11.7%	$35,928.0

Gross Margin(5)
Product	$2,559.3	$549.2	27.3%	$2,010.1	$382.9	23.5%	$1,627.2
Product gross margin percentage	5.8%	1.0%		4.8%	0.5%		4.3%
Service	$386.0	$(9.3)	(2.4)%	$395.3	$79.6	25.2%	$315.7
Service gross margin percentage	70.9%	(5.0)%		75.9%	—		75.9%
Total gross margin	$2,945.3	$539.9	22.4%	$2,405.4	$462.5	23.8%	$1,942.9
Gross margin percentage	6.6%	0.9%		5.7%	0.6%		5.1%

Volume Information
Retail	465.0	0.6	0.1%	464.4	11.6	2.6%	452.8
Mail-order	94.8	5.8	6.5%	89.0	1.7	1.9%	87.3

Total volume	559.8	6.4	1.2%	553.4	13.3	2.5%	540.1

Adjusted prescriptions(6)	748.3	18.4	2.5%	729.9	15.8	2.2%	714.1

Adjusted mail-order penetration(7)	37.9%	1.5%		36.4%	(0.2)%		36.6%

Generic Dispensing Rate Information
Retail generic dispensing rate	61.7%	4.5%	57.2%	3.9%	53.3%

Mail-order generic dispensing rate	50.0%	5.2%	44.8%	3.1%	41.7%

Overall generic dispensing rate	59.7%	4.5%	55.2%	3.7%	51.5%

(1)	Includes PolyMedica’s and Critical Care’s operating results commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.

(2)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(3)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition, and for the subsequent periods.

(4)	Includes retail co-payments of $7,553 million for 2007, $7,394 million for 2006 and $7,436 million for 2005.

(5)	Defined as net revenues minus cost of revenues.

(6)	Estimated adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

(7)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.
Net Revenues
     Retail. The $544 million increase in retail net revenues for 2007 is attributable to net price increases of $506 million driven by substantially higher prices charged by pharmaceutical manufacturers, and net volume increases of $38 million from new business and increased utilization, partially offset by client terminations. The aforementioned net price variance includes the offsetting effect of approximately $1,625 million from a greater representation of generic drugs in 2007, as well as a reduction of $79 million related to higher levels of rebate sharing with clients, which is further discussed in the gross margin section below. Also contributing as an offset to the net price increase are the beneficial effects in 2006 of the closure of various client-related matters amounting to $29 million recorded in the second quarter of 2006 and $16 million recorded in the first quarter of 2006.
     The $2,444 million increase in retail net revenues for 2006 is attributable to net price increases of $1,803 million driven by higher prices charged by pharmaceutical manufacturers, and net volume increases of $596 million from new business, partially offset by the extra week of volume in fiscal 2005, and client terminations. The aforementioned net price variance includes the offsetting effect of approximately $1,215 million from a greater representation of generic drugs in 2006, as well as a reduction of $243 million related to higher levels of rebate sharing with clients. Also contributing to the retail net revenue increase are the aforementioned beneficial effects in 2006 of the closure of various client-related matters.
     Mail-order. The $1,395 million increase in mail-order net revenues for 2007 reflects net volume increases of $1,622 million primarily from new business and incremental volume from PolyMedica, partially offset by net price reductions of $227 million. The net price reduction is driven by reductions to mail-order revenues of approximately $880 million from a higher representation of generic drugs for 2007. Also contributing to the net price reduction are higher levels of rebate sharing with clients resulting in reductions to mail-order revenue of $188 million, partially offset by substantially higher prices charged by pharmaceutical manufacturers.
     The $2,124 million increase in mail-order net revenues for 2006 reflects net volume increases of $1,329 million, which include new business, increased utilization and incremental volume from Accredo, as well as net price increases of $795 million. The volume increases were partially offset by the extra week of volume in fiscal 2005 and client terminations. The revenue growth reflects a full year of Accredo in 2006, compared to four months in 2005. The net price increases are driven by higher prices charged by pharmaceutical manufacturers, partially offset by higher levels of rebate sharing with clients resulting in reductions to mail-order revenue of $126 million, as well as a decrease of approximately $505 million from a higher representation of generic drugs for 2006.
     Our product net revenues include premium revenues for our Medicare Part D PDP risk-based product offering, which exclude member cost share. In 2007, premium revenues for our PDP product were $255 million, or less than 1% of total net revenues. In 2006, premium revenues for our PDP product were $465 million, or approximately 1% of total net revenues. The 2007 decreases result from lower CMS auto-assigned dual-eligible individuals who generally do not have a financial incentive to use mail order or generics. There were no premium revenues for 2005 as our Medicare Part D PDP product offering commenced on January 1, 2006.
     Our overall generic dispensing rate increased to 59.7% for 2007, compared to 55.2% for 2006 and 51.5% for 2005. Mail-order generic dispensing rates increased to 50.0% for 2007, compared to 44.8% for 2006 and 41.7% for 2005. Retail generic dispensing rates increased to 61.7% for 2007, compared to 57.2% and 53.3% for 2006 and 2005, respectively. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.
     Service revenues increased $23 million in 2007 as a result of higher client and other service revenues of $47 million, partially offset by lower manufacturer service revenues of $24 million. The higher client and other service revenues reflect higher claims processing administrative fees, as well as increased revenues for services associated with clinical programs. The lower manufacturer revenues result from lower administrative fees earned as a result of manufacturer contract revisions.
     Service revenues increased $105 million in 2006 as a result of higher client and other service revenues of $100 million and manufacturer service revenues of $5 million. The higher client and other service revenues reflect higher claims processing administrative fees, as well as increased revenues for services including clinical programs and Medicare Part D-related support. The higher manufacturer revenues result from incremental Accredo manufacturer service fees, partially offset by lower administrative fees earned as a result of a manufacturer contract revision.
Gross Margin
     Our product gross margin percentage was 5.8% for 2007 compared to 4.8% for 2006. The lower rate of increase in the cost of product net revenues compared with product net revenues for 2007 primarily reflects the greater representation of lower-cost generic products. Also contributing to the lower rate of increase in cost of product net revenues are higher mail-order volumes, and favorable retail pharmacy reimbursement rates, as well as increased brand-name pharmaceutical rebates, partially offset by higher prescription drug prices charged by pharmaceutical manufacturers. Our gross margin percentage also reflects a reduction associated with higher levels of rebate sharing with our clients, which increased $267 million for 2007. Also reflected in product gross margin are costs associated with implementation efforts for large new clients commencing in 2008, and primarily incurred in the fourth quarter.
     Our product gross margin percentage was 4.8% for 2006 compared to 4.3% for 2005, with 2006 including a full year of Accredo product gross margin, compared to four months in 2005. The lower rate of increase in the cost of product net revenues compared with product net revenues for 2006 reflects the greater representation of lower-cost generic products and higher mail-order volumes, as well as increased brand-name purchasing discounts and pharmaceutical rebates, partially offset by higher prescription drug prices charged by pharmaceutical manufacturers. Our gross margin percentage also reflects a reduction associated with higher levels of rebate sharing with our clients, which increased $369 million for 2006.
     Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $3,561 million in 2007, $3,417 million in 2006 and $3,233 million in 2005, with formulary rebates representing 50.1%, 51.9% and 50.8% of total rebates, respectively. The increases in rebates earned for 2007 and 2006 reflect improved formulary management and patient compliance, as well as favorable pharmaceutical manufacturer rebate contract revisions, partially offset by brand-name drugs that have lost patent protection. We retained approximately $547 million, or 15.4%, of total rebates in 2007, $670 million, or 19.6%, in 2006, and $855 million, or 26.5%, in 2005.
     The service gross margin percentage was 70.9% for 2007, compared to 75.9% for 2006. This reflects the increase in service revenues of $23.2 million driven by the aforementioned client and other service revenue increases, offset by increases in cost of service revenues of $32.5 million reflecting higher labor and other costs associated with client programs including Medicare Part D. Also reflected in service gross margin are costs associated with implementation efforts for large new clients commencing in 2008, which were primarily incurred in the fourth quarter. The service gross margin percentage of 75.9% for 2006 was consistent with 2005. This reflects the increase in service revenues, driven by the aforementioned client and other service revenue increases, partially offset by an increase in cost of service revenues reflecting higher expenses primarily associated with activities for our Medicare Part D PDP product offering.
     The following table presents additional selected comparative results of operations ($ in millions):

	December 29,	Increase		December 30,	Increase		December 31,
For Fiscal Years Ended	2007(1)	(Decrease)		2006(2)	(Decrease)		2005(3) (4)

Gross margin	$2,945.3	$539.9	22.4%	$2,405.4	$462.5	23.8%	$1,942.9
Selling, general and administrative expenses	1,114.1	4.9	0.4%	1,109.2	351.6	46.4%	757.6
Amortization of intangibles	228.1	9.6	4.4%	218.5	26.0	13.5%	192.5
Interest and other (income) expense, net	99.8	33.9	51.4%	65.9	26.0	65.2%	39.9

Income before provision for income taxes	1,503.3	491.5	48.6%	1,011.8	58.9	6.2%	952.9
Provision for income taxes	591.3	209.7	55.0%	381.6	30.7	8.7%	350.9

Net income	$912.0	$281.8	44.7%	$630.2	$28.2	4.7%	$602.0

(1)	Includes PolyMedica’s and Critical Care’s operating results commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.

(2)	Includes a first-quarter 2006 pre-tax legal settlements charge of $162.6 million recorded to SG&A, with a $99.9 million after-tax effect.

(3)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(4)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition, and for the subsequent periods.
Selling, General and Administrative Expenses
     SG&A expenses for 2007 were $1,114 million and increased from 2006 by $5 million, or 0.4%, including the aforementioned $163 million pre-tax legal settlements charge recorded in the first quarter of 2006. Excluding the pre-tax legal settlements charge, SG&A expenses for 2007 increased from 2006 by $168 million, or 17.7%, as a result of the higher employee-related costs of $97 million associated with business growth across the Company, including higher performance bonus expenses and equity-based compensation, as well as client and product support activities. Also contributing to the increase are PolyMedica SG&A expenses of $26 million, expenses associated with strategic initiatives such as Medicare Part D of $17 million, and promotional-related costs, including a branding campaign of $14 million, Critical Care SG&A expenses of $8 million, and other expense increases of $6 million.
     SG&A expenses for 2006 were $1,109 million and increased from 2005 by $352 million, or 46.4%, which reflects the aforementioned $163 million pre-tax legal settlements charge, incremental Accredo expenses of $110 million, higher employee-related costs of $89 million, including higher equity-based compensation, associated with business growth and new products including Medicare Part D, partially offset by other expense reductions of $10 million including the effect of the extra week in fiscal 2005.
Amortization of Intangibles
     Amortization of intangible assets was $228 million for 2007, $219 million for 2006, and $193 million for 2005. The 2007 increase reflects the additional intangible amortization associated with the PolyMedica and Critical Care acquisitions. The 2006 increase primarily reflects the additional intangible amortization associated with the Accredo acquisition.

Interest and Other (Income) Expense, Net
     Interest and other (income) expense, net, for 2007 increased $34 million from 2006. The variance results from higher interest expense of $38 million, partially offset by higher interest income of $4 million. The interest expense variance reflects increased borrowings from our debt refinancing that was effective April 30, 2007, to support acquisitions, our share repurchase program, general corporate activities, working capital requirements, and capital expenditures. The interest income variance reflects higher average daily cash balances primarily generated from operations.
     Interest and other (income) expense, net, for 2006 increased $26 million from 2005. The variance results from higher interest expense of $22 million and lower interest income of $4 million. The higher interest expense reflects elevated average debt levels from a debt refinancing in August 2005 related to the Accredo acquisition, higher interest rates on floating rate debt, and increased short-term borrowing levels in 2006. The lower interest income reflects lower average daily cash balances, partially offset by the benefit of higher interest rates in 2006.
     The estimated weighted average interest rate on our indebtedness was approximately 6.3% for both 2007 and 2006, and 5.7% for 2005, and reflects variability in floating interest rates on the senior unsecured credit facilities and the accounts receivable financing facility.
     Provision for Income Taxes. Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.3% in 2007, compared with 37.7% in 2006 and 36.8% in 2005. The 2006 and 2005 rates include the effects of net nonrecurring tax benefits of $20.0 million and $25.7 million, respectively. Excluding the nonrecurring net tax benefits, the effective tax rates for the years ended December 30, 2006 and December 31, 2005 would have been 39.7% and 39.5%, respectively.
     The 2006 nonrecurring tax benefit of $20.0 million primarily results from the expiration of the statute of limitations in several states, and the favorable resolution of income taxes payable provided for prior to the spin-off from Merck. We believe it is probable that the aforementioned pre-tax legal settlements charge of $162.6 million will be tax deductible. Accordingly, our 2006 provision for income taxes reflects an estimated tax benefit of approximately $63 million associated with the charge. The 2005 income tax rate reflects a $25.7 million nonrecurring tax benefit associated with a reduction in our state marginal income tax rate resulting primarily from an enacted change in a state income tax law and the receipt of a favorable state income tax ruling.
     Net Income and Earnings per Share. Net income as a percentage of net revenues was 2.0% in 2007, 1.5% in 2006 including a 0.2 percentage point reduction resulting from the legal settlements charge, and 1.6% in 2005. The associated trending results from the aforementioned factors.
     Diluted earnings per share, on a split-adjusted basis, increased 56.7% to $1.63 for 2007, from $1.04 for 2006, including the legal settlements charge of $0.17 per share recorded in the first quarter of 2006. Excluding the 2006 charge, the 2007 diluted earnings per share of $1.63 increased 34.7% compared to $1.21 for 2006. Diluted earnings per share increased 1.0% to $1.04 for 2006, including the 2006 legal charge, compared to $1.03 for 2005, on a split-adjusted basis. Excluding the charge, 2006 diluted earnings per share increased 17.5% to $1.21, compared to 2005.
     The diluted weighted average shares outstanding were 560.9 million for 2007, 603.3 million for 2006 and 587.1 million for 2005, on a split-adjusted basis. The decrease in 2007 compared to 2006 results from the repurchase of approximately 111.4 million shares of stock in connection with our share repurchase program since its inception in 2005 through the end of 2007, compared to an equivalent amount of 58.1 million shares repurchased inception-to-date through the end of 2006. There were approximately 53.3 million shares repurchased in 2007, compared to 42.6 million in 2006 and 15.5 million in 2005. The effect of these repurchases was partially offset by the dilutive effect of stock options. The increase in the diluted weighted average shares outstanding for 2006 compared to 2005 results from shares issued in connection with the August 2005 Accredo acquisition and the effect of share issuances associated with stock option exercises, partially offset by the aforementioned share repurchases.

Segment Results of Operations
PBM Segment
     The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	December 29,	Increase		December 30,	Increase		December 31,
For Fiscal Years Ended	2007(1)	(Decrease)		2006(2)	(Decrease)		2005(3) (4)

Product net revenues	$37,981.4	$1,340.1	3.7%	$36,641.3	$941.2	2.6%	$35,700.1
Total service revenues	482.1	16.2	3.5%	465.9	69.9	17.7%	396.0

Total net revenues	38,463.5	1,356.3	3.7%	37,107.2	1,011.1	2.8%	36,096.1
Total cost of revenues	35,997.7	872.0	2.5%	35,125.7	834.8	2.4%	34,290.9

Total gross margin(5)	$2,465.8	$484.3	24.4%	$1,981.5	$176.3	9.8%	$1,805.2
Gross margin percentage	6.4%	1.1%		5.3%	0.3%		5.0%

Selling, general and administrative expenses	884.3	(28.7)	(3.1)%	913.0	217.2	31.2%	695.8
Amortization of intangibles	188.6	8.7	4.8%	179.9	—	—	179.9

Operating income	$1,392.9	$504.3	56.8%	$888.6	$(40.9)	(4.4)%	$929.5

(1)	Includes PolyMedica’s operating results commencing October 31, 2007, the date of acquisition.

(2)	Includes a first-quarter 2006 pre-tax legal settlements charge of $162.6 million recorded to SG&A.

(3)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(4)	Includes eight fiscal months of specialty pharmacy activity previously included in Medco’s PBM business, as the Specialty Pharmacy segment commenced on August 18, 2005, the date of the Accredo acquisition.

(5)	Defined as net revenues minus cost of revenues.
     PBM total net revenues of $38,463 million for 2007 increased $1,356 million compared to 2006 revenues of $37,107 million. The increase primarily reflects higher prices charged by pharmaceutical manufacturers, higher total volume including new business and incremental volume from PolyMedica, partially offset by a greater representation of lower cost generic drugs and steeper client discounts including higher levels of rebate sharing.
     PBM total net revenues of $37,107 million for 2006 increased $1,011 million compared to 2005 revenues of $36,096 million. The increase primarily reflects higher prices charged by pharmaceutical manufacturers, as well as higher total volume including new business, partially offset by the extra week of volume in fiscal 2005. These revenue increases are partially offset by a greater representation of lower cost generic drugs and steeper client discounts including higher levels of rebate sharing. Also contributing as an offset to the 2006 PBM revenue increase are eight fiscal months of specialty pharmacy activity included in the 2005 PBM results, as the Specialty Pharmacy segment commenced on August 18, 2005, the date of the Accredo acquisition.
     Gross margins were 6.4% of net revenues for 2007, compared to 5.3% for 2006, primarily driven by increased generic dispensing rates and mail-order penetration. Gross margins were 5.3% of net revenues for 2006, compared to 5.0% for 2005, primarily driven by increased generic dispensing rates.
     SG&A expenses for 2007 were $884 million and decreased from 2006 by $29 million. This primarily reflects the aforementioned $163 million pre-tax legal settlements charge recorded in the first quarter of 2006, partially offset by higher employee-related costs associated with business growth across the Company and SG&A expenses associated with PolyMedica.
     SG&A expenses for 2006 were $913 million and increased from 2005 by $217 million, which primarily reflects the aforementioned $163 million 2006 pre-tax legal settlements charge and higher employee-related costs, partially offset by the effect of the extra week in fiscal 2005 and the aforementioned eight months of specialty pharmacy activity included in the 2005 PBM results.

     Operating income of $1,393 million for 2007 increased $504 million, or 56.8%, compared to 2006, including the first-quarter 2006 pre-tax legal settlements charge. Excluding the legal settlements charge from 2006, 2007 operating income increased $342 million, or 32.5%. The increase in operating income results from the aforementioned factors. Operating income of $889 million for 2006 decreased $41 million compared to 2005, including the 2006 pre-tax legal settlements charge. Excluding the legal settlements charge, 2006 operating income increased $122 million, resulting from the aforementioned factors.
     For additional information on the PBM segment, see Note 13, “Segment Reporting,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Specialty Pharmacy Segment
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

	December 29,	Increase		December 30,	Increase		December 31,
For Fiscal Years Ended	2007(1)	(Decrease)		2006	(Decrease)		2005(2)

Product net revenues	$5,980.5	$599.2	11.1%	$5,381.3	N/M	*	$1,754.9
Total service revenues	62.2	7.0	12.7%	55.2	N/M	*	19.9

Total net revenues	6,042.7	606.2	11.2%	5,436.5	N/M	*	1,774.8
Total cost of revenues	5,563.2	550.6	11.0%	5,012.6	N/M	*	1,637.1

Total gross margin(3)	$479.5	$55.6	13.1%	$423.9	N/M	*	$137.7
Gross margin percentage	7.9%	0.1%		7.8%			7.8%

Selling, general and administrative expenses	229.8	33.6	17.1%	196.2	N/M	*	61.8
Amortization of intangibles	39.5	0.9	2.3%	38.6	N/M	*	12.6

Operating income	$210.2	$21.1	11.2%	$189.1	N/M	*	$63.3

*	Not meaningful (see note 2 below).

(1)	Includes Critical Care’s operating results commencing November 14, 2007, the date of acquisition.

(2)	The Specialty Pharmacy segment commenced on August 18, 2005, the date of the Accredo acquisition. 2005 segment results above exclude eight fiscal months of specialty pharmacy activity previously included in Medco’s PBM business. If the Company had owned Accredo for the full fiscal year ended December 31, 2005, it is estimated that the Specialty Pharmacy segment net revenues would represent approximately 12% of total Medco net revenues.

(3)	Defined as net revenues minus cost of revenues.
     The 2005 operating income of $63 million excludes eight fiscal months of specialty pharmacy activity previously included in Medco’s PBM business, as the Specialty Pharmacy segment commenced on August 18, 2005, the date of the Accredo acquisition. Prior to the acquisition, results for the specialty pharmacy business were neither prepared nor provided to the chief operating decision maker, as he managed Medco on a consolidated entity level. For 2005, we identified the revenues associated with Medco’s pre-existing specialty pharmacy business based on a data extract of sales for the specialty product set. As a result, we estimate that the specialty pharmacy results of operations, including the effect of the pre-existing Medco specialty pharmacy results of operations, reflect approximately $3.6 billion in total net revenues, with operating income estimated at $99 million.
     Specialty Pharmacy total net revenues of $6,043 million for 2007 increased $606 million compared to the 2006 revenues of $5,437 million. The increase primarily results from higher mail-order revenues, including the revenue from the acquisition of Critical Care, as well as increased sales of higher margin products. Specialty Pharmacy total net revenues of $5.4 billion for 2006 increased $1.8 billion compared to the aforementioned estimated 2005 revenues of $3.6 billion, resulting primarily from the Accredo acquisition, partially offset by the effect of the extra week in fiscal 2005.
     Gross margins were 7.9% of net revenues for 2007, compared to 7.8% for 2006. The increased gross margin primarily results from increased volumes of higher margin product lines, including intravenous immuno-globulin, hemophilia, and pulmonary arterial hypertension products. Gross margins of 7.8% for 2006 were consistent with the fiscal four-month period for 2005.
     SG&A expenses for 2007 were $230 million, and increased from 2006 by $34 million. This increase primarily reflects higher employee-related costs and the aforementioned SG&A expenses associated with Critical Care of $8 million. SG&A expenses for 2006 were $196 million compared to $62 million for 2005, as the 2005 results exclude eight fiscal months of specialty pharmacy activity previously included in Medco’s PBM business.
     Operating income of $210 million for 2007 increased $21 million compared to the 2006 operating income of $189 million, resulting from the aforementioned factors. Operating income of $189 million for 2006 increased $90 million compared to the aforementioned estimated 2005 operating income of $99 million, primarily resulting from the Accredo acquisition.
     See Note 13, “Segment Reporting,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Liquidity and Capital Resources
Cash Flows
The following table presents selected data from our consolidated statements of cash flows ($ in millions):

	December 29,		December 30,		December 31,
For Fiscal Years Ended	2007(1)	Variance	2006	Variance	2005(2)(3)

Net cash provided by operating activities	$1,367.0	$126.0	$1,241.0	$200.2	$1,040.8
Net cash used by investing activities	(1,713.8)	(1,558.3)	(155.5)	1,030.8	(1,186.3)
Net cash provided by (used by) financing activities	302.4	1,457.6	(1,155.2)	(1,043.4)	(111.8)

Net decrease in cash and cash equivalents	(44.4)	25.3	(69.7)	187.6	(257.3)
Cash and cash equivalents at beginning of year	818.5	(69.7)	888.2	(257.3)	1,145.5

Cash and cash equivalents at end of year	$774.1	$(44.4)	$818.5	$(69.7)	$888.2

(1)	Includes PolyMedica and Critical Care’s operating results commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.

(2)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(3)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition, and for the subsequent periods.
     Operating Activities. Net cash provided by operating activities of $1,367 million for 2007 reflects net income of $912 million, with adjustments for depreciation and amortization of $397 million. Additionally, there were net cash inflows of $206 million for client rebates and guarantees payable resulting from an increase in the liability to clients for rebates and guarantees payable, and cash inflows from client accounts receivable, net, of $65 million primarily due to the timing of our billing cycles. These cash inflows were partially offset by cash outflows of $218 million from an increase in inventories, net, due to business growth and the timing of brand-name pharmaceutical purchases, as well as cash outflows of $119 million resulting from a decrease in claims and other accounts payable due to lower retail pharmacy volumes and the timing of payment cycles.
     The $126 million increase in net cash provided by operating activities in 2007 compared to 2006 is primarily due to increased net income of $282 million. Additionally, there was an increase in cash flows of $212 million from client accounts receivable, net, primarily due to the timing of our billing cycles, and an increase in cash flows of $107 million associated with the aforementioned increase in client rebates and guarantees payable. These increases were partially offset by a decrease in cash flows of $368 million associated with the aforementioned decrease in claims and other accounts payable, a decrease of $73 million from accrued expenses and other current and noncurrent liabilities, resulting from the timing of income tax payments.

     Net cash provided by operating activities of $1,241 million for 2006 reflects net income of $630 million, with adjustments for depreciation and amortization of $392 million. Additionally, there was an increase of $248 million in claims and other accounts payable, primarily resulting from higher retail pharmacy accounts payable due to higher retail volumes in 2006 compared to 2005, as well as the timing of retail pharmacy payment cycles. In addition, there was a $111 million increase in accrued expenses and other noncurrent liabilities associated with unearned premiums and catastrophic reinsurance received in advance from CMS for our Medicare Part D PDP product offering. These increases were partially offset by a $150 million decrease in cash flows from inventories, net, primarily due to business growth and the timing of brand-name pharmaceutical purchases.
     The increase in net cash provided by operating activities in 2006 compared to 2005 of $200 million primarily reflects an increase in cash flows related to prepaid expenses and other current assets, primarily due to a significant prepaid client rebate occurring the week after the December 25, 2004 fiscal year-end, but within the fiscal year 2005.
     In addition, while not having any impact on operating cash flows, the components of net cash provided by operating activities in fiscal year 2006 reflect a decrease resulting from income taxes receivable associated with the approval of a favorable accounting method change received from the IRS in the third quarter of 2006 for the timing of the deductibility of certain rebates passed back to clients. The decrease is offset within net cash provided by operating activities in the deferred income taxes and prepaid expenses and other current assets components. Also, on October 24, 2006, we paid $155 million in connection with the legal settlements with the U.S. Attorney’s Office for the Eastern District of Pennsylvania, which was recorded as a charge to expense in the first quarter of 2006.
     Investing Activities. The net cash used by investing activities of $1,714 million in 2007 is primarily attributable to $1,313 million paid, net of cash acquired for the PolyMedica acquisition in October 2007, and $218 million paid, net of cash acquired, for the Critical Care acquisition in November 2007. Capital expenditures for the year of $178 million reflect base capital of $150 million, $18 million in software development capital associated with 2008 new client installations, $5 million for a new automated dispensing pharmacy in Indiana, which is expected to be operational in 2009, and $5 million for PolyMedica and Critical Care. The increase in net cash used by investing activities in 2007 compared to 2006 of $1,558 million is primarily due to the aforementioned acquisitions.
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
     Financing Activities. The net cash provided by financing activities of $302 million in 2007 primarily results from proceeds from long-term debt of $2.4 billion as a result of our refinancing, including draw downs under our revolving credit facility, proceeds under the accounts receivable financing facility of $275 million, proceeds from employee stock plans of $208 million, and $70 million of excess tax benefits from stock-based compensation arrangements, partially offset by $1,961 million in primarily treasury stock repurchases, and, in connection with our refinancing, repayments on pre-existing long-term debt of $688 million, including pre-acquisition debt from PolyMedica. The increase in net cash provided by financing activities of $1,458 million in 2007 compared to 2006 is primarily due to an increase in proceeds from debt of $2.5 billion, as well as an increase in proceeds from employee stock plans of $47 million and an increase in excess tax benefits from stock-based compensation arrangements of $37 million. These increases were partially offset by an increase in share repurchases of $812 million, and an increase in repayments on debt of $338 million.
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
     Total cash and short-term investments as of December 29, 2007 were $844 million, including $774 million in cash and cash equivalents. Total cash and short-term investments as of December 30, 2006 were $887 million, including $819 million in cash and cash equivalents. The decrease of $43 million in cash and short-term investments in 2007 primarily reflects the use of cash associated with share repurchase activity and the PolyMedica acquisition, partially offset by cash flows from operations and the refinancing.
Financing Facilities
Five-Year Credit Facilities and Refinancing
     On April 30, 2007, we entered into a senior unsecured credit agreement which, in addition to replacing our existing senior unsecured credit facilities, is available to fund our share repurchase program, acquisitions, general corporate activities, working capital requirements, and capital expenditures. In connection with the refinancing, our pre-existing senior unsecured credit facilities were extinguished and our indebtedness outstanding pursuant to such facilities was paid in full. The current facilities consist of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The pre-existing facilities consisted of a $750 million senior unsecured term loan and a $750 million senior unsecured revolving credit facility. The current term loan matures on April 30, 2012, at which time the entire facility is required to be repaid, compared with the pre-existing credit facility, under which we had quarterly installments. At our current debt ratings, the current credit facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused revolving credit facility. The pre-existing credit facilities incurred interest at LIBOR plus a 0.5 percent margin, with a 12.5 basis point commitment fee due on the unused revolving credit facility.
     On October 31, 2007, we drew down $1 billion under the revolving credit facility in order to partially fund the acquisition of PolyMedica. We also drew down an additional $400 million under the revolving credit facility in the fourth quarter of 2007, primarily to pay down PolyMedica’s outstanding debt balances and to acquire Critical Care. For more information on the acquisitions of PolyMedica and Critical Care, see Note 3, “Acquisitions of Businesses,” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
     As of December 29, 2007, we had $1 billion outstanding under the term loan facility. In addition, we had $1.4 billion outstanding under the revolving credit facility, and had $587 million available for borrowing, after giving effect to $13 million in issued letters of credit, under the revolving credit facility.
Accounts Receivable Financing Facility
     Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. At December 29, 2007, there was $600 million outstanding with no additional amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating. The weighted average annual interest rate on amounts borrowed under the facility as of December 29, 2007 and December 30, 2006 was 5.49% and 5.51%, respectively. During 2007, we drew down an additional $275 million under the facility.
New 364-day Credit Facility
     On November 30, 2007, we entered into an $800 million senior unsecured 364-day revolving credit agreement (the “Credit Agreement”), the proceeds of which will be used for general corporate purposes, including the repurchase of shares of our common stock under our existing share repurchase program. We may from time to time borrow up to $800 million in revolving loans during the availability period, effective beginning on January 2, 2008. At our current debt ratings, borrowings will bear interest at LIBOR plus a 0.55 percent margin, with a 10 basis point commitment fee due on the unused portion of the facility. Repayment of the outstanding revolving loans is due on November 28, 2008, though we may continually borrow, prepay and re-borrow revolving loans during the life of the agreement and may terminate the Credit Agreement at any time, without incurring prepayment penalties, by prepaying in full all outstanding revolving loans.
Interest Rates
     The estimated weighted average annual interest rate on our indebtedness was approximately 6.3% for both 2007 and 2006, and 5.7% in 2005. Several factors could change the weighted average annual interest rate, including but not limited to a change in reference rates used under our bank credit facilities and swap agreements. A 25 basis point change in the weighted average annual interest rate relating to the bank credit facilities’ balances outstanding and interest rate swap agreements as of December 29, 2007, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $8.0 million in annual interest expense.
Swap Agreements
     On December 12, 2007, we entered into forward-starting interest rate swap agreements with a notional amount of $750 million. These highly-effective cash flow hedges manage our exposure to changes in future benchmark interest rates in contemplation of potentially obtaining long-term fixed-rate financing. As of December 29, 2007, we included in accumulated other comprehensive income an unamortized swap loss of $7.9 million ($4.8 million, net of tax).
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
Covenants
     Our senior unsecured credit facilities, senior notes, and accounts receivable financing facility contain covenants, including, among other items, maximum leverage ratios. We were in compliance with all financial covenants at December 29, 2007. As a result of the aforementioned refinancing, our financial covenants are slightly less restrictive.
Debt Ratings
     Medco’s debt ratings, all of which represent investment grade, reflect the following as of the filing date of this Annual Report on Form 10-K: Moody’s Investors Service, Baa3; Fitch Ratings, BBB; Standard & Poor’s, BBB. These ratings reflect our refinancing and recent acquisitions.
EBITDA
     We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of reported net income, are significant components of the consolidated statements of income and must be considered in performing a comprehensive assessment of overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the 2006 EBITDA excluding the legal settlements charge recorded in the first quarter, as the charge is not considered an indicator of ongoing performance.
     EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription is affected by the changes in prescription volumes between retail and mail-order, the relative representation of brand-name, generic and specialty drugs, as well as the level of efficiency in the business. Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
     The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	December 29,	December 30,		December 31,
For Fiscal Years Ended	2007(1)	2006		2005(2) (3)

Net income	$912.0	$630.2		$602.0
Add:
Interest and other (income) expense, net	99.8	65.9		39.9
Provision for income taxes	591.3	381.6	(4)	350.9 (4)
Depreciation expense	168.9	173.6		165.0
Amortization expense	228.1	218.5		192.5

EBITDA	$2,000.1	$1,469.8		$1,350.3
Adjustment for the 2006 legal settlements charge	—	162.6	(5)	—

EBITDA, excluding the 2006 legal settlements charge	$2,000.1	$1,632.4		$1,350.3

Adjusted prescriptions(6)	748.3	729.9		714.1

EBITDA per adjusted prescription	$2.67	$2.01		$1.89

EBITDA per adjusted prescription, excluding the 2006 legal settlements charge	$2.67	$2.24		$1.89

(1)	Includes PolyMedica’s and Critical Care’s operating results commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.

(2)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(3)	Includes Accredo’s operating results commencing August 18, 2005, the date of acquisition, and for the subsequent periods.

(4)	2006 and 2005 include non-recurring tax benefits of $20.0 million and $25.7 million, respectively. See Note 10, “Taxes on Income,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(5)	Represents a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006. This charge reflects an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed federal legal matters.

(6)	Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
     For 2007 compared to 2006, excluding the first-quarter 2006 legal settlements charge, EBITDA increased by 22.5% and EBITDA per adjusted prescription increased 19.2%, consistent with the net income increase of 24.9%. For 2006 excluding the legal settlements charge compared to 2005, EBITDA increased by 20.9% and EBITDA per adjusted prescription increased 18.5%, consistent with the net income increase of 21.3%.

Commitments
Contractual Obligations
The following table presents our contractual obligations as of December 29, 2007, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

	Total	2008	2009-2010	2011-2012	Thereafter

Long-term debt obligations (1)	$2,900.0	$—	$—	$2,400.0	$500.0
Interest expense on long-term debt obligations(2)	765.9	165.9	331.9	245.4	22.7
Operating lease obligations(3)	123.8	39.0	58.3	15.7	10.8
Purchase commitments and other(4)	19.5	9.5	10.0	—	—

Total	$3,809.2	$214.4	$400.2	$2,661.1	$533.5

(1)	Long-term debt obligations exclude the $2.6 million in unamortized discount on the senior notes and a fair value adjustment of $3.0 million associated with the interest rate swap agreements on $200 million of the senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the fourth-quarter 2007 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers.

(4)	As part of the PolyMedica acquisition, we assumed a $10 million note payable associated with a previous acquisition, which is included in other noncurrent liabilities in the consolidated balance sheet. PolyMedica also has committed to purchase approximately $9.5 million in advertising spots and other media in fiscal 2008. PolyMedica entered into these purchase commitments to obtain favorable advertising rates.
     We have a minimum pension funding requirement of $18.4 million under the Internal Revenue Code (“IRC”) during 2008.
     We also have outstanding debt associated with our 364-day renewable accounts receivable financing facility amounting to $600 million at December 29, 2007. This is classified as short-term debt on our consolidated balance sheet. We may incur additional indebtedness by drawing down additional amounts under our senior unsecured revolving credit facility or by obtaining financing through other sources.
     As of December 29, 2007, we had letters of credit outstanding of approximately $14.3 million, of which approximately $13.3 million were issued under our senior unsecured revolving credit facility.
     On April 30, 2007, we used part of the proceeds of the $1 billion term loan to satisfy in full our pre-existing term loan outstanding of $437.5 million. The current $1 billion senior unsecured term loan matures in April 2012, at which time the outstanding balance is required to be repaid.
     As of December 29, 2007, we have liabilities for income tax contingencies of $104.5 million, for which the majority of the associated statutes of limitations are scheduled to expire by the end of 2012.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Contractual Obligations” above.

Interest Rate and Foreign Exchange Risk
     We have floating rate debt with our credit facility and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of December 29, 2007, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $8.0 million in annual interest expense. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates. We also have highly-effective cash flow hedges that manage our exposure to changes in future benchmark interest rates in contemplation of potentially obtaining long-term fixed-rate financing.
     We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and, therefore, we have no foreign exchange risk.
Share Repurchase Program
     On February 21, 2007, we announced that our Board of Directors had authorized the expansion of our share repurchase plan by an incremental $3 billion, bringing the amount authorized under such repurchase plan to a cumulative total of $5.5 billion, and extended the term of the program until December 31, 2008. We may draw down additional debt as a result of our share repurchase program. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006. We repurchased approximately 53.3 million shares at a cost of approximately $2 billion during 2007. Inception-to-date repurchases through December 29, 2007 under this program total approximately 111.4 million shares at a cost of approximately $3.5 billion and at an average per-share price of $31.56. The share and per share amounts have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Our Board of Directors periodically reviews the program and approves the associated trading parameters. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” for more information.
Looking Forward
     We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. We believe that our operating cash flows will continue to be positive and adequate to fund our ongoing operations, our debt service requirements and capital investments in 2008 and in the foreseeable future. However, we may incur additional indebtedness by drawing down additional amounts under our senior unsecured revolving credit facility, by drawing down under the new senior unsecured revolving credit facility, or by obtaining financing through other sources, in order to, for example, fund strategic investments.
     It is anticipated that our 2008 capital expenditures, for items such as capitalized software development for strategic initiatives and infrastructure enhancements, will be approximately $285 million. The increase over 2007 capital expenditures is primarily associated with the construction of our third automated dispensing pharmacy in Indiana, which is expected to be operational in 2009.
     We have no plans to pay cash dividends in the foreseeable future.
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
     Revenue Recognition. Our product net revenues are derived principally from sales of prescription drugs to our clients and members, either through our networks of contractually affiliated retail pharmacies or through our mail-order pharmacies. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. Our product net revenues also include revenues from the sale of diabetic supplies dispensed by PolyMedica.
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
     Our product net revenues also include premiums associated with our Medicare Part D PDP product offering. This product involves prescription dispensing for members covered under the CMS-sponsored Medicare Part D benefit. Since 2006, two of our insurance company subsidiaries have been operating under contracts with CMS to offer a number of Medicare Part D PDP products. The products involve underwriting the benefit and charging member premiums for prescription dispensing covered under the CMS-approved Medicare Part D benefit. We provide a Medicare drug benefit that represents either (i) the minimum, standard level of benefits mandated by Congress, or (ii) enhanced coverage, on behalf of certain clients, which exceeds the standard drug benefit in exchange for additional premiums.
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
     In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. The subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, subsidies are reconciled with actual costs and residual subsidy advance receipts are payable to CMS. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of EITF 99-19 are met. For further details, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In 2007, premium revenues for our PDP product, which exclude member cost share, were $255 million, or less than 1% of total net revenues. In 2006, premium revenues for our PDP product, excluding member cost share, were $465 million, or approximately 1% of total net revenues.
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
     Rebates Receivable and Payable. Rebates receivable from pharmaceutical manufacturers are earned based upon the dispensing of prescriptions at either pharmacies in our retail networks or our mail-order pharmacies, are recorded as a reduction of cost of revenues and are included in manufacturer accounts receivable, net. We accrue rebates receivable by multiplying estimated rebatable prescription drugs dispensed by the pharmacies in our retail networks, or dispensed by our mail-order pharmacies, by the contractually agreed manufacturer rebate amount, which in certain cases may be based on estimated market share data. We revise rebates receivable estimates to actual, with the difference recorded to cost of revenues, when third-party market-share data is available and final rebatable prescriptions are calculated, and rebates are billed to the manufacturer, generally 30 to 90 days subsequent to the end of the applicable quarter. Historically, the effect of adjustments resulting from the reconciliation of our estimated rebates recognized and recorded to actual amounts billed has not been material to our results of operations. Rebates payable to clients are estimated and accrued based upon the prescription drugs dispensed by the pharmacies in our retail networks or by our mail-order pharmacies. Rebates are generally settled on a quarterly basis with clients in the form of an invoice credit, check or wire after collection of rebates receivable from manufacturers, at which time rebates payable are revised to reflect amounts due.
     Allowance for Doubtful Accounts. We estimate the allowance for doubtful accounts for our PBM and Specialty Pharmacy segments based upon a variety of factors, including the age of the outstanding receivables, trends of cash collections and bad debt write-offs, and our historical experience of collecting the patient co-payments and deductibles. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted. The allowance associated with our PBM segment has historically been negligible because of the contractual obligation for clients to pay outstanding accounts receivable in short duration. The allowance for our PBM segment also reflects amounts associated with member premiums for our Medicare Part D product offering and diabetic supplies dispensed by PolyMedica, which are reimbursed by insurance companies and government agencies.
     The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the PBM segment, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs. These payors typically have a longer claims processing cycle and the ultimate payor may not be initially identified until after several reviews by government and private payors. Additionally, patient co-payments and deductibles are typically higher reflecting the higher product costs.
     Income Taxes, Including the Recently Adopted Financial Accounting Standard, FIN 48. We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. On December 31, 2006, the first day of our 2007 fiscal year, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition to determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We have applied the provisions of FSP FIN 48-1 in our adoption of FIN 48.
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
     As a result of the implementation of FIN 48, we recognized a decrease of $43.4 million in the liability for income tax contingencies, including interest, no longer required under the more-likely-than-not accounting model of FIN 48, and a $29.3 million corresponding increase, net of federal income tax benefit, to the December 31, 2006 (the first day of fiscal year 2007) balance of retained earnings. Our total liabilities for income tax contingencies as of December 29, 2007 amounted to $104.5 million, remain subject to audit, and may be released on audit closure or as a result of the expiration of statutes of limitations.
     A reconciliation of the beginning and ending liabilities for income tax contingencies is as follows ($ in millions):

Balance at December 31, 2006	$89.8
Gross increases, prior period tax positions	11.5
Gross increases, current period tax positions	16.5
Gross increases, acquisition effects	3.0
Gross decreases, prior period tax positions	(5.6)
Settlements	(3.2)
Lapse of statutes of limitations	(7.5)

Balance at December 29, 2007	$104.5

     We have liabilities for income tax contingencies that, if were reversed into income from expense, would reduce income tax expense by $62.3 million, net of federal income tax expense, as of December 29, 2007. The majority of these liabilities are subject to statutes of limitations that are scheduled to expire by the end of 2012, including certain amounts scheduled to expire over the next twelve months representing approximately 40% of the $104.5 million.
     We recognize interest related to liabilities for income tax contingencies in the provision for income taxes for which we had approximately $17.6 million accrued at December 29, 2007. Total interest expense recognized in 2007 related to liabilities for income tax contingencies was $4.6 million. Our policy for penalties related to liabilities for income tax contingencies is to recognize such penalties in the provision for income taxes. We have had no penalties for liabilities for income tax contingencies.
     In the third quarter of 2006, the IRS commenced a routine examination of our U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, that is currently anticipated to be completed in 2008. We have agreed to extend the statute of limitations for the 2003 tax period from September 15, 2007 to September 15, 2008. The IRS has proposed and we recorded certain adjustments to our above-mentioned tax returns, which did not have a material impact on the consolidated financial statements. We are also undergoing various routine examinations by state and local tax authorities for various filing periods.
     We have income taxes receivable representing amounts due from the IRS and state and local taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. We have accrued interest income of $27.3 million as of December 29, 2007, of which $12.2 million was recognized in 2007. We expect to collect the income taxes receivable plus interest when the aforementioned IRS audit is completed.
     Goodwill and Intangible Assets. Goodwill primarily represents, for our PBM segment, the push-down of the excess of acquisition costs over the fair value of our net assets from our acquisition by Merck in 1993, and, to a lesser extent, our acquisitions of PolyMedica in 2007 and ProVantage Health Services, Inc., in 2000. Goodwill also includes, for our Specialty Pharmacy segment, a portion of the excess of the Accredo purchase price over the fair value of net assets acquired, and, to a significantly lesser extent, our acquisition of Critical Care in 2007, and the acquisition of the selected assets of Pediatric Services in 2005. Goodwill is also assessed for impairment annually for each of our segments’ reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to that reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of goodwill impairment. We would be required to record an impairment charge to the extent recorded goodwill exceeds the amount of goodwill resulting from this allocation. The most recent assessment of goodwill impairment for each of the designated reporting units was performed as of September 29, 2007 and the recorded goodwill was determined not to be impaired.
     Our intangible assets, for our PBM segment, primarily represent the value of client relationships that was recorded upon our acquisition in 1993 by Merck, and to a lesser extent, intangible assets recorded upon our acquisition of PolyMedica in 2007, including the value of the Liberty trade name, which is indefinite-lived, and customer relationships. For our Specialty Pharmacy segment, we have intangible assets recorded primarily from our acquisition of Accredo in 2005. Our definite-lived intangible assets are reviewed for impairment whenever events, such as losses of significant clients or biopharmaceutical manufacturer contracts, or other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, we compare the carrying amount of the assets to the undiscounted pre-tax expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates that impairment exists, the amount of the impairment is calculated using discounted expected future cash flows. Further, we assess our indefinite-lived intangible asset on an annual basis, or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. For our indefinite-lived intangible, we compare the carrying value to the fair value and would record an impairment equal to the excess of carrying value over fair value. Effective with the Accredo acquisition on August 18, 2005, the weighted average useful life of intangible assets subject to amortization was 23 years in total and by major asset class was approximately 23 years for the PBM client relationships and approximately 22 years for the Accredo intangibles, with the annual intangible amortization expense increasing to $218.5 million in 2006 from $192.5 million in 2005. As of December 29, 2007, the weighted average useful life of intangible assets subject to amortization is 22 years in total and by major asset class is approximately 22 years for the PBM intangible assets and approximately 21 years for the Specialty-acquired intangible assets. Amortization of intangible assets of $228.1 million for 2007 increased by $9.6 million compared to 2006 as a result of the PolyMedica and Critical Care acquisitions. The annual intangible amortization expense is estimated to increase to $278.4 million in 2008 from $228.1 million in 2007, reflecting the full year effect of PolyMedica and Critical Care.
     Pension and Other Postretirement Benefit Plans. The determination of our obligation and expense for pension and other postretirement benefits is based on management’s assumptions, which are developed with the assistance of actuaries, including an appropriate discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and healthcare costs.
     We reassess our benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is determined annually and is evaluated and modified to reflect at the end of our fiscal year the prevailing market rate of a portfolio of high-quality corporate bond investments that would provide the future cash flows needed to settle benefit obligations as they come due. At December 29, 2007, we changed the discount rate from 5.75% to 6.0% for our pension and other postretirement benefit plans to reflect the prevailing market interest rate environment.
     The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, we consider long-term compounded annualized returns of historical market data, as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. As a result of this analysis, for 2008, we will increase the expected rate of return assumption to 8.25% from 8.0% for our pension plan.
     Actuarial assumptions are based on management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $0.3 million favorable (unfavorable) impact on net pension and postretirement benefit cost, and would have (decreased) increased the year-end benefit obligations by approximately $4.1 million. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $0.4 million favorable (unfavorable) impact on net pension cost.

     We amended the cash balance retirement plan to reflect a change from graduated seven-year vesting to three-year cliff vesting, as mandated by the Pension Protection Act of 2006, the effect of which is reflected in the benefit obligation as of December 29, 2007. We amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of prior service credit component of the net postretirement benefit (credit) cost.
     On December 30, 2006, the last day of fiscal year 2006, we adopted SFAS 158, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet on a prospective basis and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. SFAS 158 is applicable to our pension and postretirement healthcare benefit plans and resulted in the recording of a noncurrent liability of $6.5 million for the pension plan and a reduction in the noncurrent liability for the postretirement healthcare benefits plan of $36.0 million. See Note 9, “Pension and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
     Contingencies. In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of such claims or defense against such claims. See Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
     Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors, including employee stock options and employee stock purchase plans. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods subsequent to December 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our consolidated financial statements as of and for the fiscal years ended December 29, 2007 and December 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R, as we did not record stock-based compensation expense related to employee stock options and employee stock purchase plans. Stock-based compensation expense related to employee stock options and employee stock purchase plans recognized under SFAS 123R for the fiscal years ended December 29, 2007 and December 30, 2006 amounted to $50.3 million and $63.5 million on a pre-tax basis, respectively. See Note 2, “Summary of Significant Accounting Policies—Stock-Based Compensation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
     In addition, SFAS 123R requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $69.9 million and $33.1 million for the years ended December 29, 2007 and December 30, 2006, respectively, be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. In accordance with SAB 107, we classify stock-based compensation within cost of product net revenues and SG&A expenses to correspond with the line items in which cash compensation paid to employees and directors is recorded.
     Stock-based compensation expense recognized in our consolidated statements of income for the fiscal years ended December 29, 2007 and December 30, 2006 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123. Additionally, our consolidated statements of income for the years ended December 29, 2007 and December 30, 2006 include compensation expense for the stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” to the straight-line single option method.
     Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Our adoption of SFAS 157 in 2008 is not expected to have a material impact on our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.
     SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not have an outstanding noncontrolling interest in one or more subsidiaries and therefore, SFAS 160 is not applicable to us at this time.

CONDENSED INTERIM FINANCIAL DATA (UNAUDITED)
     (In millions, except per share amounts)

2007	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Product net revenues(1)	$11,240.2	$10,783.1	$10,912.3	$11,026.3
Service revenues	138.2	135.5	137.3	133.3

Total net revenues(1)	11,378.4	10,918.6	11,049.6	11,159.6

Cost of operations:
Cost of product net revenues(1)	10,557.5	10,183.3	10,311.9	10,349.9
Cost of service revenues	54.7	34.5	33.1	36.0

Total cost of revenues(1)	10,612.2	10,217.8	10,345.0	10,385.9
Selling, general and administrative expenses	328.6	263.2	274.0	248.4
Amortization of intangibles	64.2	54.6	54.6	54.6
Interest and other (income) expense, net	37.4	25.5	21.9	14.9

Total cost of operations	11,042.4	10,561.1	10,695.5	10,703.8

Income before provision for income taxes	336.0	357.5	354.1	455.8
Provision for income taxes	128.4	142.8	139.2	181.0

Net income	$207.6	$214.7	$214.9	$274.8

Basic earnings per share(2):
Weighted average shares outstanding	535.2	537.9	554.4	573.5
Earnings per share	$0.39	$0.40	$0.39	$0.48
Diluted earnings per share(2):
Weighted average shares outstanding	546.3	547.9	564.2	582.3
Earnings per share	$0.38	$0.39	$0.38	$0.47

2006	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Product net revenues(3)	$10,785.5	$10,334.8	$10,458.9	$10,443.3
Service revenues	144.7	126.3	129.9	120.2

Total net revenues(3)	10,930.2	10,461.1	10,588.8	10,563.5

Cost of operations:
Cost of product net revenues(3)	10,203.2	9,840.8	9,977.6	9,990.9
Cost of service revenues	36.8	26.8	27.7	34.4

Total cost of revenues(3)	10,240.0	9,867.6	10,005.3	10,025.3
Selling, general and administrative expenses	251.3	222.9	239.1	395.9
Amortization of intangibles	54.6	54.6	54.6	54.6
Interest and other (income) expense, net	16.2	20.9	15.3	13.5

Total cost of operations	10,562.1	10,166.0	10,314.3	10,489.3

Income before provision for income taxes	368.1	295.1	274.5	74.2
Provision for income taxes	139.3	109.3	103.6	29.4

Net income	$228.8	$185.8	$170.9	$44.8

Basic earnings per share(2):
Weighted average shares outstanding	583.4	588.3	598.0	608.4
Earnings per share	$0.39	$0.32	$0.29	$0.07
Diluted earnings per share(2):
Weighted average shares outstanding	591.1	597.3	605.8	617.1
Earnings per share	$0.39	$0.31	$0.28	$0.07

(1)	Includes retail co-payments of $1,849 million for the fourth quarter, $1,831 million for the third quarter, $1,887 million for the second quarter and $1,986 million for the first quarter of 2007.

(2)	Common share and per share amounts have been retrospectively adjusted for the two-for-one stock split. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)	Includes retail co-payments of $1,855 million for the fourth quarter, $1,779 million for the third quarter, $1,807 million for the second quarter and $1,953 million for the first quarter of 2006.
     The fourth quarter of 2007 includes the operating results of PolyMedica and Critical Care commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively, as well as costs associated with implementation efforts for large new clients commencing in 2008. Additionally, the strategic purchasing benefit of a short-lived generic product primarily benefited the fourth quarter of 2006 and the first quarter of 2007.
     SG&A expenses for the first quarter of 2006 include a pre-tax legal settlements charge of $162.6 million, which reflects an agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania to settle three previously disclosed federal legal matters. The settlement agreements for these three matters were signed and approved by the District Court on October 23, 2006.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     A description of quantitative and qualitative disclosures about market risk is contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate and Foreign Exchange Risk.”
Item 8. Financial Statements and Supplementary Data.

*	Selected quarterly financial data for the fiscal years ended December 29, 2007 and December 30, 2006 is included herein under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Condensed Interim Financial Data (Unaudited).”
     See Item 9A, “Controls and Procedures,” for Management’s Report on Internal Control over Financial Reporting.
     See Item 15, “Exhibits, Financial Statement Schedules,” for financial statement Schedule II, Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Medco Health Solutions, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Medco Health Solutions, Inc. and its subsidiaries (the “Company”) at December 29, 2007 and December 30, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits, which were integrated audits in 2007 and 2006. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 19, 2008

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	December 29,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$774.1	$818.5
Short-term investments	70.3	68.4
Manufacturer accounts receivable, net	1,516.2	1,531.6
Client accounts receivable, net	1,340.3	1,294.9
Income taxes receivable	216.0	—
Inventories, net	1,946.0	1,676.8
Prepaid expenses and other current assets	285.4	273.4
Deferred tax assets	154.4	191.4

Total current assets	6,302.7	5,855.0
Noncurrent income taxes receivable	—	212.9
Property and equipment, net	725.5	649.7
Goodwill	6,230.2	5,108.7
Intangible assets, net	2,905.0	2,523.1
Other noncurrent assets	54.5	38.7

Total assets	$16,217.9	$14,388.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,812.9	$2,884.2
Client rebates and guarantees payable	1,092.2	886.1
Accrued expenses and other current liabilities	624.1	656.2
Short-term debt	600.0	325.0
Current portion of long-term debt	—	75.3

Total current liabilities	5,129.2	4,826.8
Long-term debt, net	2,894.4	866.4
Deferred tax liabilities	1,167.0	1,161.3
Other noncurrent liabilities	152.0	30.1

Total liabilities	9,342.6	6,884.6

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued: 647,384,634 shares at December 29, 2007 and 635,018,698 shares at December 30, 2006(1)	6.4	6.3
Accumulated other comprehensive income	6.4	15.3
Additional paid-in capital(1)	7,553.0	7,153.1
Retained earnings	2,826.4	1,885.1

	10,392.2	9,059.8
Treasury stock, at cost: 111,445,348 shares at December 29, 2007 and 58,121,790 shares at December 30, 2006(1)	(3,516.9)	(1,556.3)

Total stockholders’ equity	6,875.3	7,503.5

Total liabilities and stockholders’ equity	$16,217.9	$14,388.1

(1)	Balances and share amounts have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.
The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except for per share data)

	December 29,	December 30,	December 31,
For Fiscal Years Ended	2007	2006	2005(1)

Product net revenues (Includes retail co-payments of $7,553 for 2007, $7,394 for 2006, and $7,436 for 2005)	$43,961.9	$42,022.6	$37,455.0
Service revenues	544.3	521.1	415.9

Total net revenues	44,506.2	42,543.7	37,870.9

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $7,553 for 2007, $7,394 for 2006, and $7,436 for 2005)	41,402.6	40,012.5	35,827.8
Cost of service revenues	158.3	125.8	100.2

Total cost of revenues	41,560.9	40,138.3	35,928.0
Selling, general and administrative expenses	1,114.1	1,109.2	757.6
Amortization of intangibles	228.1	218.5	192.5
Interest and other (income) expense, net	99.8	65.9	39.9

Total cost of operations	43,002.9	41,531.9	36,918.0

Income before provision for income taxes	1,503.3	1,011.8	952.9
Provision for income taxes	591.3	381.6	350.9

Net income	$912.0	$630.2	$602.0

Basic earnings per share(2):
Weighted average shares outstanding	550.2	594.5	576.1

Earnings per share	$1.66	$1.06	$1.04

Diluted earnings per share(2):
Weighted average shares outstanding	560.9	603.3	587.1

Earnings per share	$1.63	$1.04	$1.03

(1)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(2)	Common share and per share amounts have been retrospectively adjusted to reflect the two-for-one stock split. See Note 1, “Background and Basis of Presentation” for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Shares in thousands; $ in millions, except for per share data)

	Shares of			Accumulated
	Common	Shares of	$0.01 Par Value	Other	Additional
	Stock	Treasury	Common	Comprehensive	Paid-in	Unearned	Retained	Treasury
	Issued(1)	Stock(1)	Stock(1)	Income	Capital(1)	Compensation	Earnings	Stock	Total
Balances at December 25, 2004	548,873	—	$5.4	$—	$5,064.3	$(3.2)	$652.9	$—	$5,719.4

Net income(2)	—	—	—	—	—	—	602.0	—	602.0

Total comprehensive income	—	—	—	—	—	—	602.0	—	602.0
Shares issued in connection with the Accredo acquisition	48,868	—	0.5	—	1,212.4	—	—	—	1,212.9
Medco stock options issued in connection with the Accredo acquisition	—	—	—	—	100.6	—	—	—	100.6
Issuance of common stock for options exercised, including tax benefit	25,830	—	0.3	—	471.6	(0.2)	—	—	471.7
Issuance of common stock under the Employee Stock Purchase Plan	330	—	—	—	6.8	—	—	—	6.8
Restricted stock and restricted stock unit activity, including tax benefit	101	—	—	—	54.5	(36.4)	—	—	18.1
Treasury stock acquired	—	15,486	—	—	—	—	—	(407.3)	(407.3)

Balances at December 31, 2005	624,002	15,486	6.2	—	6,910.2	(39.8)	1,254.9	(407.3)	7,724.2

Net income	—	—	—	—	—	—	630.2	—	630.2

Total comprehensive income	—	—	—	—	—	—	630.2	—	630.2
Adjustment to initially apply FASB Statement No. 158(3), net of tax	—	—	—	15.3	—	—	—	—	15.3
Issuance of common stock for options exercised, including tax benefit	10,475	—	0.1	—	181.4	—	—	—	181.5
Issuance of common stock under employee stock purchase plans	358	—	—	—	10.0	—	—	—	10.0
Restricted stock and restricted stock unit activity, including tax benefit	184	—	—	—	29.5	—	—	—	29.5
Reversal of unearned compensation	—	—	—	—	(39.8)	39.8	—	—	—
Stock-based compensation related to options	—	—	—	—	61.8	—	—	—	61.8
Treasury stock acquired	—	42,636	—	—	—	—	—	(1,149.0)	(1,149.0)

Balances at December 30, 2006	635,019	58,122	6.3	15.3	7,153.1	—	1,885.1	(1,556.3)	7,503.5

Comprehensive income:
Net income	—	—	—	—	—	—	912.0	—	912.0

Other comprehensive income, net of tax(4)
Defined benefit plans:
Net prior service cost	—	—	—	(4.5)	—	—	—	—	(4.5)
Net gain	—	—	—	0.4	—	—	—	—	0.4
Unrealized loss on cash flow hedge	—	—	—	(4.8)	—	—	—	—	(4.8)

Other comprehensive income	—	—	—	(8.9)	—	—	—	—	(8.9)

Total comprehensive income	—	—	—	(8.9)	—	—	912.0	—	903.1
Adoption of FASB Interpretation No. 48(5)	—	—	—	—	—	—	29.3	—	29.3
Issuance of common stock for options exercised, including tax benefit	11,876	—	0.1	—	286.6	—	—	—	286.7
Issuance of common stock under employee stock purchase plans	365	—	—	—	13.0	—	—	—	13.0
Restricted stock and restricted stock unit activity, including tax benefit	125	—	—	—	52.2	—	—	—	52.2
Stock-based compensation related to options	—	—	—	—	48.1	—	—	—	48.1
Treasury stock acquired	—	53,323	—	—	—	—	—	(1,960.6)	(1,960.6)

Balances at December 29, 2007	647,385	111,445	$6.4	$6.4	$7,553.0	$—	$2,826.4	$(3,516.9)	$6,875.3

(1)	Share data, common stock and additional paid-in-capital have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.

(2)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(3)	See Note 2, “Summary of Significant Accounting Policies—Pension and Other Postretirement Benefit Plans,” for more information.

(4)	See Note 2, “Summary of Significant Accounting Policies—Other Comprehensive Income and Accumulated Other Comprehensive Income,” for more information.

(5)	See Note 2, “Summary of Significant Accounting Policies—Income Taxes, Including the Recently Adopted Financial Accounting Standard (FIN 48),” for more information.
The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	December 29,	December 30,	December 31,
For Fiscal Years Ended	2007	2006	2005(1)
Cash flows from operating activities:
Net income	$912.0	$630.2	$602.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168.9	173.6	165.0
Amortization of intangibles	228.1	218.5	192.5
Deferred income taxes	(134.1)	(99.8)	(233.0)
Stock-based compensation on employee stock plans	102.5	95.6	17.2
Tax benefit on employee stock plans	102.2	60.6	116.1
Excess tax benefits from stock-based compensation arrangements	(69.9)	(33.1)	—
Other	65.0	51.0	20.9
Net changes in assets and liabilities (net of acquisition effects, 2007 and 2005 only):
Manufacturer accounts receivable, net	25.9	25.5	(110.3)
Client accounts receivable, net	65.0	(146.9)	(113.5)
Inventories, net	(218.1)	(149.7)	(40.8)
Prepaid expenses and other current assets	(4.9)	(18.5)	(187.4)
Deferred income taxes	—	162.9	—
Income taxes receivable	(3.1)	(212.9)	—
Other noncurrent assets	2.1	25.9	37.8
Claims and other accounts payable	(119.2)	248.3	627.4
Client rebates and guarantees payable	206.1	98.7	(145.9)
Accrued expenses and other current and noncurrent liabilities	38.5	111.1	92.8

Net cash provided by operating activities	1,367.0	1,241.0	1,040.8

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,530.6)	—	(989.4)
Cash paid for selected assets of Pediatric Services of America, Inc.	—	—	(72.5)
Capital expenditures	(177.7)	(151.0)	(132.1)
Purchases of securities and other investments	(181.7)	(121.9)	(75.5)
Proceeds from sale of securities and other investments	176.2	117.4	83.2

Net cash used by investing activities	(1,713.8)	(155.5)	(1,186.3)

Cash flows from financing activities:
Proceeds from long-term debt	2,400.0	—	750.0
Repayments on long-term debt	(688.4)	(75.5)	(1,265.2)
Proceeds under accounts receivable financing facility	275.0	150.0	450.0
Repayments under accounts receivable financing facility	—	(275.0)	—
Debt issuance costs	(1.8)	(0.5)	(2.5)
Purchase of treasury stock	(1,960.6)	(1,149.0)	(407.3)
Excess tax benefits from stock-based compensation arrangements	69.9	33.1	—
Proceeds from employee stock plans	208.3	161.7	363.2

Net cash provided by (used by) financing activities	302.4	(1,155.2)	(111.8)

Net decrease in cash and cash equivalents	(44.4)	(69.7)	(257.3)
Cash and cash equivalents at beginning of year	818.5	888.2	1,145.5

Cash and cash equivalents at end of year	$774.1	$818.5	$888.2

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$123.4	$89.9	$72.2

Cash paid during the year for income taxes	$668.5	$401.4	$369.6

Non-cash investing and financing activities related to the Accredo acquisition:
Fair value of assets acquired (including approximately $1.8 billion of goodwill and $770.1 million of intangibles)	$—	$—	$3,343.4
Cash paid in the acquisition	$—	$—	$(1,108.4)
Issuance of approximately 48 million shares of common stock	$—	$—	$(1,213.0)
Issuance of converted stock options for the purchase of approximately 9 million shares of common stock, net of approximately $0.2 million allocated to unearned compensation	$—	$—	$(100.6)

Liabilities assumed	$—	$—	$921.4

(1)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years are comprised of 52 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
     Medco Health Solutions, Inc., (“Medco” or the “Company”), is the nation’s leading pharmacy benefit manager (“PBM”) based on net revenues. Medco’s prescription drug benefit programs are designed to drive down the cost of pharmacy healthcare for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by the Medicare Part D Prescription Drug Program (“Medicare Part D”). Medco serves the needs of patients with complex conditions requiring sophisticated treatment through its specialty pharmacy operation, which became the nation’s largest with the Company’s 2005 acquisition of Accredo Health, Incorporated (“Accredo”). On October 31, 2007, Medco acquired PolyMedica Corporation (“PolyMedica”), through which Medco became the largest diabetes pharmacy care practice based on covered patients. See Note 3, “Acquisitions of Businesses,” for more information. When the term “mail order” is used, Medco means its mail-order pharmacy operations, as well as Accredo’s specialty pharmacy operations.
     Medco was spun off as an independent publicly traded enterprise on August 19, 2003, prior to which it was a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”) since November 18, 1993.
     On November 29, 2007, the Company announced that its Board of Directors approved a two-for-one stock split, which was effected in the form of a 100% stock dividend and distributed on January 24, 2008, to shareholders of record at the close of business on January 10, 2008. The Company’s total authorized common stock and the par value of the common stock were unchanged by this action. All share and per share amounts have been retrospectively adjusted for the increase in issued and outstanding shares after giving effect to the stock split. Stockholders’ equity has also been restated to retroactively apply the effects of the stock split. For all periods presented, the par value of the additional shares resulting from the stock split has been reclassified from additional paid-in capital to common stock.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Fiscal Years. The Company’s fiscal years ended on the last Saturday in December. Fiscal years 2007 and 2006 each are comprised of 52 weeks and 2005 is comprised of 53 weeks. Unless otherwise stated, references to years in the consolidated financial statements relate to fiscal years.
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
     Cash and Cash Equivalents. Cash includes currency on hand and time deposits with banks or other financial institutions. Cash equivalents represent money market mutual funds, a form of highly liquid investments with original maturities of less than three months. As a result of the Company’s normal payment cycle, cash disbursement accounts representing outstanding checks not yet presented for payment of $1,186.9 million and $1,331.6 million are included in claims and other accounts payable, and client and rebates and guarantees payable at December 29, 2007 and December 30, 2006, respectively, including certain amounts reclassified from cash. No overdraft or unsecured short-term loan exists in relation to these negative balances.
     Short-Term and Long-Term Investments. The Company holds short-term and long-term investments in U.S. government securities to satisfy the statutory capital requirements for the Company’s insurance subsidiaries. These short-term investments, totaling $70.3 million and $68.4 million as of December 29, 2007 and December 30, 2006, respectively, have maturities of less than one year, are classified as held-to-maturity securities and reported at amortized cost. These long-term investments, which are included in other noncurrent assets on the consolidated balance sheets, total $2.3 million and $0.5 million as of December 29, 2007 and December 30, 2006, respectively, have maturities of one to two years, are classified as available-for-sale and are carried at fair value, with unrealized gains and losses included as a separate component of equity, net of tax. The Company has no exposure to or investments in any instruments associated with the sub-prime market.
     Financial Instruments. The carrying amount of cash, long-term investments in marketable securities, trade accounts receivable and claims and other accounts payable approximated fair values as of December 29, 2007 and December 30, 2006. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their cash flows. The fair value of the Company’s $500 million senior notes was $551 million and $541 million at December 29, 2007 and December 30, 2006, respectively, and was estimated based on quoted market prices. The fair value of the term loan and revolving credit obligations outstanding under the Company’s senior unsecured bank credit facilities approximates their carrying value and was estimated using current interbank market prices. The fair value of the Company’s obligation under its interest rate swap agreements, which hedge interest costs on the senior notes, was $3.0 million and $11.9 million at December 29, 2007 and December 30, 2006, respectively, and was based on quoted market prices that reflect the present values of the differences between future fixed rate payments and estimated future variable rate receipts. The fair value of the Company’s obligation under its forward-starting interest rate swap agreements was $7.9 million ($4.8 million, net of tax) as of December 29, 2007. The fair value of the accounts receivable financing facility approximates its market value. See Note 8, “Debt and Refinancing,” for additional information.
     Accounts Receivable. The Company reports accounts receivable due from manufacturers and accounts receivable due from clients. Manufacturer accounts receivable, net, includes billed and estimated unbilled receivables from manufacturers for earned rebates and other prescription services. Unbilled rebates receivable from manufacturers are generally billed beginning 30 days from the end of each quarter.
     Client accounts receivable, net, includes billed and estimated unbilled receivables from clients for the PBM and Specialty Pharmacy segments. Unbilled PBM receivables are primarily from clients and are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled PBM receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Client accounts receivable, net, also includes a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts balances, the net liability is reclassified to client rebates and guarantees payable on the consolidated balance sheet. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable on the consolidated balance sheet. The Company’s client accounts receivable also include premiums receivable from the Center for Medicare & Medicaid Services (“CMS”) for the Medicare Part D Prescription Drug Program (“PDP”) product offering and premiums from members. A component of the PBM business includes diabetic supplies dispensed by PolyMedica with the associated receivables primarily from insurance companies and government agencies. This component of the PBM business also experiences slower accounts receivable turnover.
     As of December 29, 2007 and December 30, 2006, identified net specialty pharmacy accounts receivable, primarily due from payors and patients, amounted to $457.2 million and $401.5 million, respectively. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle. See Note 13, “Segment Reporting,” for more information on the Specialty Pharmacy segment.
     The Company’s allowance for doubtful accounts as of December 29, 2007 and December 30, 2006 of $130.0 million and $81.8 million, respectively, includes $70.8 million and $65.1 million, respectively, related to the Specialty Pharmacy segment, and at December 29, 2007, $30.3 million related to PolyMedica. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the PBM business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. In addition, the Company’s allowance for doubtful accounts also reflects amounts associated with member premiums for the

Company’s Medicare Part D product offering, as well as and diabetic supplies dispensed by PolyMedica and reimbursed by insurance companies and government agencies. The Company regularly reviews and analyzes the adequacy of the allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.
     Concentrations of Risks. In 2007, the Company had one client that represented 22% of net revenues. In each of 2006 and 2005, the Company had one client that represented 23% of net revenues. None of the Company’s other clients individually represented more than 10% of net revenues in 2007, 2006 or 2005. The Company has credit risk associated with certain accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Concentration of credit risk relating to these accounts receivable is limited by the diversity and number of patients and payors.
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
     Property and Equipment, Net. Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method for assets with useful lives as follows: buildings, 45 years; machinery, equipment and office furnishings, three to 15 years; and computer software, three to five years. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the useful lives of the assets. In accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to existing systems, are expensed as incurred.
     Net Revenues. Product net revenues consist principally of sales of prescription drugs to clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or through the Company’s mail-order pharmacies. The majority of the Company’s product net revenues are derived on a fee-for-service basis. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. The Company’s product net revenues also include revenues from the sale of diabetic supplies dispensed by PolyMedica. The Company recognizes product revenues when the prescriptions are dispensed through retail pharmacies in the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies and received by members and patients. The Company evaluates client contracts using the indicators of Emerging Issues Task Force No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent” (“EITF 99-19”), to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in most of its transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (co-payment), as well as the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, who are members of clients’ plans, and (e) has credit risk for the price due from the client. In limited instances where the Company adjudicates prescriptions at pharmacies that are under contract directly with the client and there are no financial risks to the Company, such revenue is recorded at the amount of the administrative fee earned by the Company for processing the claim (“Net Reporting”).
     The Company’s product net revenues also include premiums associated with the Company’s Medicare Part D PDP product offering. This product involves prescription dispensing for members covered under the CMS-sponsored Medicare Part D benefit. Since 2006, two of the Company’s insurance company subsidiaries have been operating under contracts with CMS to offer a number of Medicare Part D PDP products. The products involve underwriting the benefit and charging member premiums for prescription dispensing covered under the CMS-approved Medicare Part D benefit. The Company provides a Medicare drug benefit that represents either (i) the minimum, standard level of benefits mandated by Congress, or (ii) enhanced coverage, on behalf of certain clients, which exceeds the standard drug benefit in exchange for additional premiums.
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
     In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. The subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, subsidies are reconciled with actual costs and residual subsidy advance receipts are payable to CMS. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of EITF 99-19 are met. In 2007, premium revenues for the Company’s PDP product, which exclude member cost share, were $255 million, or less than 1% of total net revenues. In 2006, premium revenues for the Company’s PDP product, excluding member cost share, were $465 million, or approximately 1% of total net revenues.
     The Company’s agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require the Company to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to any willing pharmacy; (vii) provide emergency out-of-network coverage; and (viii) adopt a comprehensive Medicare and Fraud, Waste and Abuse compliance program. As a CMS-approved PDP, the Company’s policies and practices associated with executing the program are subject to audit, and if material contractual or regulatory non-compliance was to be identified, applicable sanctions and/or monetary penalties may be imposed.
     Rebates and guarantees regarding the level of service the Company will provide to the client or member or the minimum level of rebates or discounts the client will receive are deducted from product net revenues as they are earned by the client. Rebates are generally credited or paid to clients subsequent to collections from pharmaceutical manufacturers, although there are certain instances where rebates are paid to clients on a more accelerated basis. Other contractual payments made to clients are generally made upon initiation of contracts as implementation allowances, which may, for example, be designated by clients as funding for their costs to transition their plans to the Company. The Company considers these payments to be an integral part of the Company’s pricing of a contract and believes that they represent only a variability in the timing of cash flows that does not change the underlying economics of the contract. Accordingly, these payments are capitalized and amortized as a reduction of product net revenues, generally on a straight-line basis, over the life of the contract where the payments are refundable upon cancellation of the contract or relate to noncancelable contracts. Amounts capitalized are assessed periodically for recoverability based on the profitability of the contract.
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
     Rebates receivable estimates are revised to actual, with the difference recorded to cost of revenues, upon billing to the manufacturer, generally 30 to 90 days subsequent to the end of the applicable quarter. These bills are not issued until the necessary specific eligible claims and third-party market share data are received and thoroughly analyzed. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized and recorded to actual amounts billed has not been material to the Company’s results of operations.
     The Company’s cost of product net revenues also includes the cost of drugs dispensed by the Company’s mail-order pharmacies or retail network for members covered under the Company’s Medicare Part D PDP product offering and are recorded at cost as incurred. The Company receives a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $3,850 million for coverage year 2007 and $3,600 million for coverage year 2006. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, residual subsidy advance receipts are payable to CMS. Cost of service revenues consists principally of labor and operating costs for delivery of services provided, and costs associated with member communication materials.
     Goodwill. Goodwill of $6,230.2 million at December 29, 2007 and $5,108.7 million at December 30, 2006 represents, for the PBM segment, the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck in 1993, and, to a significantly lesser extent, the Company’s acquisitions of PolyMedica in 2007, and ProVantage Health Services, Inc. (“ProVantage”) in 2000. Goodwill also includes, for the Specialty Pharmacy segment, a portion of the excess of the Accredo purchase price over the fair value of net assets acquired and, to a significantly lesser extent, the Company’s acquisition of Critical Care Systems, Inc. (“Critical Care”) in 2007, and the acquisition of selected assets of Pediatric Services of America, Inc. (“Pediatric Services”) in 2005. See Note 3, “Acquisitions of Businesses,” for more information. The Company’s goodwill balance is also assessed for impairment using a two-step fair-value based test annually or whenever events, or other changes in circumstances indicate that the carrying amount may not be recoverable, for each of the Company’s segments’ reporting units by comparing the fair value of each reporting unit to the carrying value of the assets assigned to that reporting unit. If the carrying value of the reporting unit were to exceed our estimate of the fair value of the reporting unit, the Company would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit for purposes of calculating the amount of goodwill impairment. The most recent assessment of goodwill impairment for each of the designated reporting units was performed as of September 29, 2007, and the recorded goodwill was determined not to be impaired.
     Intangible Assets, Net. Intangible assets, net, of $2,905.0 million at December 29, 2007 and $2,523.1 million at December 30, 2006, (net of accumulated amortization of $1,670.7 million at December 29, 2007 and $1,442.6 million at December 30, 2006) primarily reflect, for the PBM segment, the value of client relationships that arose in connection with the acquisition of the Company by Merck in 1993 and that have been pushed down to the consolidated balance sheets of the Company, as well as intangible assets recorded upon our acquisition of PolyMedica in 2007, including the value of the Liberty trade name, which is indefinite-lived, and customer relationships. Additionally, for the Specialty Pharmacy segment, intangible assets primarily include the portion of the excess of the Accredo purchase price over tangible net assets acquired that has been allocated to intangible assets. See Note 3, “Acquisitions of Businesses,” for more information. Our definite-lived intangible assets are recorded at cost and are reviewed for impairment whenever events, such as losses of significant clients or biotechnology manufacturer contracts, or other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, the carrying amount of the assets is compared to the pre-tax undiscounted expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates impairment exists, the amount of the impairment would be calculated using discounted expected future cash flows. Our indefinite-lived intangible will be reviewed for impairment annually or more frequently if a change in events warrants such a review by comparing its carrying amount to its fair value. An impairment charge would be recorded for the excess of the carrying value over the fair value of the indefinite-lived intangible.
     Effective with the Accredo acquisition on August 18, 2005, the weighted average useful life of intangible assets subject to amortization was 23 years in total and by major asset class was approximately 23 years for the PBM client relationships and approximately 22 years for the Accredo intangibles, with the annual intangible amortization expense increasing to $218.5 million in 2006 from $192.5 million in 2005. As of December 29, 2007, the weighted average useful life of intangible assets subject to amortization is 22 years in total and by major asset class is approximately 22 years for the PBM intangible assets and approximately 21 years for the Specialty-acquired intangible assets. The annual intangible amortization expense is estimated to increase to $278.4 million in 2008 from $228.1 million in 2007, reflecting the full year effect of PolyMedica and Critical Care.
     Income Taxes, Including the Recently Adopted Financial Accounting Standard (FIN 48). The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. On December 31, 2006, the first day of the Company’s 2007 fiscal year, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition to determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company has applied the provisions of FSP FIN 48-1 in its adoption of FIN 48.
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

     As a result of the implementation of FIN 48, the Company recognized a decrease of $43.4 million in the liability for income tax contingencies, including interest, no longer required under the more-likely-than-not accounting model of FIN 48, and a $29.3 million corresponding increase, net of federal income tax benefit, to the December 31, 2006 (the first day of fiscal year 2007) balance of retained earnings. The Company’s total liabilities for income tax contingencies as of December 29, 2007 amounted to $104.5 million, remain subject to audit, and may be released on audit closure or as a result of the expiration of statutes of limitations.
     A reconciliation of the beginning and ending liabilities for income tax contingencies is as follows ($ in millions):

Balance at December 31, 2006	$89.8
Gross increases, prior period tax positions	11.5
Gross increases, current period tax positions	16.5
Gross increases, acquisition effects	3.0
Gross decreases, prior period tax positions	(5.6)
Settlements	(3.2)
Lapse of statutes of limitations	(7.5)

Balance at December 29, 2007	$104.5

     The Company has liabilities for income tax contingencies that, if were reversed into income from expense, would reduce income tax expense by $62.3 million, net of federal income tax expense, as of December 29, 2007. The majority of these liabilities are subject to statutes of limitations that are scheduled to expire by the end of 2012, including certain amounts scheduled to expire over the next twelve months representing approximately 40% of the $104.5 million.
     The Company recognizes interest related to liabilities for income tax contingencies in the provision for income taxes for which the Company had approximately $17.6 million accrued at December 29, 2007. Total interest expense recognized in 2007 related to liabilities for income tax contingencies was $4.6 million. The Company’s policy for penalties related to liabilities for income tax contingencies is to recognize such penalties in the provision for income taxes. The Company has had no penalties for liabilities for income tax contingencies.
     In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, that is currently anticipated to be completed in 2008. The Company has agreed to extend the statute of limitations for the 2003 tax period from September 15, 2007 to September 15, 2008. The IRS has proposed and the Company recorded certain adjustments to the Company’s above-mentioned tax returns, which did not have a material impact on the consolidated financial statements. The Company is also undergoing various routine examinations by state and local tax authorities for various filing periods.
     The Company has income taxes receivable representing amounts due from the IRS and state and local taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. The Company has accrued interest income of $27.3 million as of December 29, 2007, of which $12.2 million was recognized in 2007. The Company expects to collect the income taxes receivable plus interest when the aforementioned IRS audit is completed.
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

     Earnings per Share (“EPS”). The Company reports EPS in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock issued and outstanding during the reporting period. SFAS 128 requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period.
     The Company granted options of 7.1 million shares in fiscal 2007, 6.8 million shares in fiscal 2006, and 16.8 million shares in fiscal 2005, inclusive of 9.2 million shares as the result of the conversion of the Accredo options outstanding, at the fair market value on the date of grant. For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, there were outstanding options to purchase 6.7 million, 7.2 million and 2.2 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the SFAS 128 treasury stock method. These outstanding options may be dilutive to future EPS calculations.
     The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

Fiscal Years	2007	2006	2005
Weighted average shares outstanding	550.2	594.5	576.1
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	10.7	8.8	11.0

Weighted average shares outstanding assuming dilution	560.9	603.3	587.1

     The decrease in the weighted average shares outstanding and diluted weighted average shares outstanding for fiscal year 2007 compared to fiscal year 2006 results from the repurchase of 111.4 million shares of stock in connection with the Company’s share repurchase program since its inception in 2005 through fiscal year-end 2007, compared to an equivalent amount of 58.1 million shares repurchased inception-to-date as of fiscal year-end 2006. The Company repurchased approximately 53.3 million shares of stock in fiscal 2007. These decreases in shares outstanding were partially offset by the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options.
     The increase in the weighted average shares outstanding and diluted weighted average shares outstanding for fiscal year 2006 compared to fiscal year 2005 reflect approximately 48 million shares issued in August 2005 in connection with the Accredo acquisition, as well as the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options, partially offset by share repurchases. In accordance with SFAS 128, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.
     The above share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.
     Pension and Other Postretirement Benefit Plans. On December 30, 2006, the last day of fiscal year 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet on a prospective basis and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. SFAS 158 is applicable to the Company’s pension and postretirement healthcare benefit plans and resulted in the recording of a noncurrent liability of $6.5 million for the pension plans and a reduction in the noncurrent liability for the postretirement healthcare benefits plan of $36.0 million upon adoption.
     The determination of the Company’s obligation and expense for pension and other postretirement benefits is based on management’s assumptions, which are developed with the assistance of actuaries, including an appropriate discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and healthcare costs. See Note 9, “Pension and Other Postretirement Benefits,” for more information concerning the Company’s pension and other postretirement benefit plans’ assumptions.
     Other Comprehensive Income and Accumulated Other Comprehensive Income. Other comprehensive income includes unrealized investment gains and losses, unrealized gains and losses on cash flow hedges, prior service costs or credits and actuarial gains or losses associated with pension or other postretirement benefits that arise during the period, as well as the amortization of prior service costs or credits and actuarial gains or losses, which are reclassified as a component of net benefit expense, and the tax effect allocated to each component of other comprehensive income.
     The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes the net losses and prior service costs and credits related to the Company’s pension and other postretirement benefit plans in accordance with SFAS 158, net of tax, and unrealized losses on cash flow hedges, net of tax. The year-end balances in AOCI related to the Company’s pension and other postretirement benefit plans consist of amounts that have not yet been recognized as components of net periodic benefit cost in the consolidated statement of income.
     The amounts recognized in AOCI at December 30, 2006 and the components and allocated tax effects included in other comprehensive income in fiscal 2007 are as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits		Cash Flow Hedges
	Before Taxes	After Taxes	Before Taxes	After Taxes	Before Taxes	After Taxes

Net actuarial loss	$11.0	$6.7	$13.2	$8.0	$—	$—
Prior service cost (credit)	—	—	(49.2)	(30.0)	—	—

Decrease (increase) in AOCI at December 30, 2006	$11.0	$6.7	$(36.0)	$(22.0)	$—	$—

Loss (gain) arising during period	$1.4	$0.8	$(1.3)	$(0.8)	$—	$—
Amortization of actuarial loss included in net periodic benefit cost	—	—	(0.6)	(0.4)	—	—
Prior service cost (credit)	3.0	1.8	—		—	—
Amortization of prior service credit	—	—	4.3	2.7	—	—
Unrealized losses on cash flow hedges	—	—	—	—	7.9	4.8

Other comprehensive income during 2007	$4.4	$2.6	$2.4	$1.5	$7.9	$4.8

Balance at December 29, 2007	$15.4	$9.3	$(33.6)	$(20.5)	$7.9	$4.8

See Note 9, “Pension and Other Postretirement Benefits,” for additional information.
     Contingencies. In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of such claims or defense against such claims. See Note 14, “Commitments and Contingencies,” for additional information.
     Stock-Based Compensation. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors, including employee stock options and employee stock purchase plans. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods subsequent to December 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the fiscal years ended December 29, 2007 and December 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R as the Company did not record stock-based compensation expense related to employee stock options and employee stock purchase plans. Stock-based compensation expense related to employee stock options and employee stock purchase plans recognized under SFAS 123R for the fiscal years ended December 29, 2007 and December 30, 2006 amounted to $50.3 million and $63.5 million on a pre-tax basis, respectively.
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
     In addition, SFAS 123R requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $69.9 million and $33.1 million for the years ended December 29, 2007 and December 30, 2006, respectively, be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. In accordance with SAB 107, the Company classifies stock-based compensation within cost of product net revenues and selling, general and administrative expenses (“SG&A”) to correspond with the line items in which cash compensation paid to employees and directors is recorded.
     Stock-based compensation expense recognized in the Company’s consolidated statements of income for the fiscal years ended December 29, 2007 and December 30, 2006 includes compensation expense for stock-based compensation awards granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123. Additionally, the Company’s consolidated statements of income for the years ended December 29, 2007 and December 30, 2006 include compensation expense for the stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” to the straight-line single option method.
     As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 29, 2007 and December 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures in the same manner under SFAS 123R as it did prior to its adoption.

     Stock-based compensation expense related to stock options and employee stock purchase plans recognized as a result of the adoption of SFAS 123R was comprised as follows ($ in millions, except for per share data):

Fiscal Years	2007		2006
Cost of product net revenues	$6.1		$10.1
Selling, general and administrative expenses	44.2		53.4

Total stock-based compensation expense, before taxes	50.3		63.5
Related income tax benefits	(19.7)		(24.9)

Stock-based compensation expense, net of taxes	$30.6	(1)	$38.6	(2)

Earnings per share effect:
Basic	$0.06		$0.07
Diluted	$0.05		$0.06

(1)	Stock-based compensation expense includes stock option expense of $29.3 million ($48.1 million pre-tax), and employee stock purchase plan expense of $1.3 million ($2.2 million pre-tax).

(2)	Stock-based compensation expense includes stock option expense of $37.5 million ($61.8 million pre-tax), and employee stock purchase plan expense of $1.1 million ($1.7 million pre-tax).
     The pro forma net income and earnings per share for fiscal year 2005, which reflect results as if the Company had applied the fair value method for recognizing employee stock-based compensation to the stock options and the employee stock purchase plan, are as follows ($ in millions, except for per share data):

Fiscal Year	2005(1)
Net income, as reported	$602.0
Stock-based compensation expense related to options and the employee stock purchase plan, net of tax(2)	(60.2)

Pro forma net income, including stock-based compensation expense	$541.8

Basic earnings per share:
As reported	$1.04
Effect of stock-based compensation expense related to options and the employee stock purchase plan	(0.10)

Pro forma	$0.94

Diluted earnings per share:
As reported	$1.03
Effect of stock-based compensation expense related to options and the employee stock purchase plan	(0.11)

Pro forma	$0.92

(1)	Fiscal 2005 represents a 53-week fiscal year.

(2)	Pro forma stock-based compensation expense for the year ended December 31, 2005 includes stock option expense of $59.5 million ($98.7 million pre-tax), and employee stock purchase plan expense of $0.7 million ($1.2 million pre-tax).
     The above share and per share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.
     Net income, as reported, also includes stock-based compensation expense related to restricted stock and restricted stock units for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 of $31.8 million ($52.2 million pre-tax), $19.5 million ($32.1 million pre-tax) and $10.4 million ($17.2 million pre-tax), respectively. The increase in restricted stock and restricted stock unit expense reflects restricted stock units becoming a larger component of total employee stock compensation.

     See Note 11, “Stock-Based Compensation,” for additional information concerning the Company’s stock-based compensation plans.
     Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS 157 in 2008 is not expected to have a material impact on its consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.
     SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not have an outstanding noncontrolling interest in one or more subsidiaries and therefore, SFAS 160 is not applicable to the Company at this time.
3. ACQUISITIONS OF BUSINESSES
     PolyMedica Corporation. On October 31, 2007, the Company acquired all of the outstanding common stock of PolyMedica for $1.3 billion in cash. PolyMedica is a leading provider of diabetes care, under its Liberty brand, including blood glucose testing supplies and related services. Previously in 2006, Medco formed a multi-pronged alliance with PolyMedica, enabling Medco to become the direct mail dispensing pharmacy for their members, and provide Polymedica’s Medicare Part B solution to Medco clients. This acquisition is expected to support the Company’s ability to deliver advanced, specialized pharmacy services by treating patients at the disease level. Under the terms of the Agreement and Plan of Merger dated August 27, 2007, PolyMedica shareholders received $53 in cash for each outstanding share of PolyMedica common stock. The Company funded the transaction on October 31, 2007 through a combination of bank borrowings from its existing $2 billion revolving credit facility and cash on hand.
     The transaction was accounted for under the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”). The purchase price has been allocated based upon the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of the Liberty trade name of $392.0 million with an indefinite life, customer relationships of $119.9 million with an estimated 8-year life, noncompete agreements of $26.8 million with an estimated 3-year life, and customer lists of $2.8 million with an estimated 4-year life. These assets are included in intangible assets, net, in the consolidated balance sheets. The purchase price for PolyMedica was primarily determined on the basis of management’s expectations of future earnings and cash flows, and resulted in the recording of goodwill of $1.0 billion, which is not tax deductible. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) the goodwill is not being amortized.
     The Company retained third-party valuation advisors to conduct analyses of the assets acquired and liabilities assumed in order to assist the Company in the determination of the preliminary purchase price allocation. The preliminary purchase price allocation may be subject to further refinement based on identification of any necessary changes or other acquisition-related adjustments primarily related to contingencies. The Company expects that if any refinements become necessary, they would be completed by November 2008. There can be no assurance that such finalization will not result in material changes. The following table summarizes the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed in the PolyMedica acquisition ($ in millions):

As of
October 31, 2007
Current assets	$211.2
Property and equipment, net	59.6
Goodwill	1,008.0
Identifiable intangible assets	541.5
Other noncurrent assets	16.9

Total assets acquired	1,837.2

Current liabilities	90.1
Long-term debt	231.3
Deferred income taxes	181.2
Other noncurrent liabilities	13.8

Total liabilities assumed	516.4

Net assets acquired	$1,320.8

     PolyMedica’s operating results from October 31, 2007, the date of acquisition, through December 29, 2007, are included in the accompanying consolidated financial statements. The unaudited pro forma results of operations of the Company and PolyMedica, prepared based on the purchase price allocation for PolyMedica described above and as if the PolyMedica acquisition had occurred at the beginning of each fiscal year presented, would have been as follows ($ in millions, except for per share amounts):

	2007	2006
Fiscal Years	(Unaudited)	(Unaudited)
Pro forma total net revenues	$44,982.5	$43,161.3
Pro forma net income	$887.4	$594.3

Pro forma basic earnings per common share	$1.61	$1.00
Pro forma diluted earnings per common share	$1.58	$0.99
     The above per share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information. The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the PolyMedica acquisition had been completed at the beginning of each period. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.
     Critical Care. On November 14, 2007, Accredo acquired Critical Care, one of the nation’s largest providers of home-based and ambulatory specialty infusion services, for approximately $220 million in cash. The Company acquired Critical Care because it believes the combination of the two will expand Accredo’s capabilities and market presence related to infused agents. The transaction was accounted for under the provisions of SFAS 141. The purchase price has been allocated based upon the preliminary estimates of the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $116.2 million, has been allocated to goodwill, and $68.0 million has been allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of approximately 13.8 years. These assets are included in intangible assets, net, and goodwill, respectively, in the consolidated balance sheets. The Company retained third-party valuation advisors to conduct analyses of the assets acquired and liabilities assumed in order to assist the Company in the determination of the preliminary purchase price allocation. The Company expects that if any refinements to the preliminary purchase price allocation become necessary, they would be completed by November 2008. There can be no assurance that such finalization will not result in material changes. Pro forma financial statement results including the results of Critical Care would not differ materially from our historically reported financial statement results.
     Accredo. On August 18, 2005, the Company acquired all of the outstanding common stock of Accredo. Accredo offers a limited number of high-cost drugs that are primarily injectable for the recurring treatment of chronic and potentially life-threatening diseases. The Company acquired Accredo because it believes the combination of the two companies will accelerate its growth in the rapidly growing specialty pharmacy industry.
     The aggregate purchase price amounted to $2.4 billion, including $1.2 billion in Medco common stock, $1.1 billion in cash and $0.1 billion of converted options. The $0.1 billion of converted options represents the acquisition date fair value of the Medco options issued in exchange for the outstanding Accredo options under the terms of the Merger Agreement. The transaction was accounted for under the provisions of SFAS 141. The purchase price has been allocated based upon the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired has been allocated to intangible assets, consisting of manufacturer relationships of $357.5 million, payor relationships of $204.6 million, trade names of $153.2 million, patient relationships of $50.9 million, noncompete agreements of $2.9 million and lease agreements of $1.0 million, which are being amortized using the straight-line method over an estimated weighted average useful life of approximately 22 years. These assets are included in intangible assets, net, in the consolidated balance sheets. The purchase price for Accredo was primarily determined on the basis of management’s expectations of future earnings and cash flows, and resulted in the recording of goodwill of $1.8 billion, which is not tax deductible. In accordance with SFAS 142, the goodwill is not being amortized.
     Accredo’s operating results from August 18, 2005, the date of acquisition, through December 30, 2006, are included in the accompanying consolidated financial statements. The unaudited pro forma results of operations of the Company and Accredo, prepared based on the purchase price allocation for Accredo described above and as if the Accredo acquisition had occurred at the beginning of 2005, would have been as follows ($ in millions, except for per share amounts):

2005
Fiscal Year	(Unaudited)
Pro forma total net revenues	$38,912.0
Pro forma net income	$596.4

Pro forma basic weighted average shares outstanding	624.8
Pro forma basic earnings per common share	$0.95
Pro forma diluted weighted average shares outstanding	637.1
Pro forma diluted earnings per common share	$0.94
     The above share and per share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information. The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the Accredo acquisition had been completed at the beginning of 2005. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.
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
4. LEGAL SETTLEMENTS CHARGE
     On October 23, 2006, the Company entered into settlement agreements with the Department of Justice on the following three previously disclosed matters handled by the U.S. Attorney’s Office for the Eastern District of Pennsylvania. The three settlement agreements do not include any finding or admission of wrongdoing on the part of the Company.
     The first matter was a Consolidated Action pending in the Eastern District of Pennsylvania. The Consolidated Action included a government complaint-in-intervention filed in September 2003 and two pending qui tam, or whistleblower, complaints filed in 2000. The complaints alleged violations of the False Claims Act and various other state statutes. Additional legal claims were added in an amended complaint-in-intervention filed in December 2003, including a count alleging a violation of the Public Contracts Anti-Kickback Act. This Consolidated Action was settled for $137.5 million.
     The second matter was a qui tam that remains under seal in the Eastern District of Pennsylvania. The U.S. Attorney’s Office had informed the Company that the Complaint alleges violations of the federal False Claims Act, that the Company and other defendants inflated manufacturers’ “best price” to Medicare and Medicaid, and that the Company and other defendants offered and paid kickbacks to third parties to induce the placement on formularies and promotion of certain drugs. This matter was settled for $9.5 million.
     The third matter was an investigation that began with a letter the Company received from the U.S. Attorney’s Office for the Eastern District of Pennsylvania in January 2005 requesting information and representations regarding the Company’s Medicare Part B coordination of benefits recovery program. This matter was settled for $8.0 million.
     The Company had recorded reserves for these items, including a $162.6 million pre-tax charge that was recorded in the first fiscal quarter of 2006 in SG&A expenses, to cover these settlement charges and fees owed to the plaintiffs’ attorneys. The Company believes it is probable that the legal settlements charge will be tax deductible.
     Contemporaneous with the three above-referenced settlement agreements, the Company entered into a Corporate Integrity Agreement with the Department of Health and Human Services and the Office of Personnel Management. This five-year agreement is designed to ensure that the Company’s Compliance and Ethics Program meets certain requirements. On October 24, 2006, the Company paid $156.4 million, representing the settlement amount plus accrued interest of $1.4 million, to the Department of Justice.
     See Note 14, “Commitments and Contingencies,” for additional information on various lawsuits, claims proceedings and investigations that are pending against the Company and certain of its subsidiaries.
5. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consist of the following ($ in millions):

	December 29,	December 30,
	2007	2006
Land and buildings	$235.4	$188.0
Machinery, equipment and office furnishings	642.6	584.0
Computer software	938.1	825.6
Leasehold improvements	114.1	103.9
Construction in progress (primarily capitalized software development)	21.8	14.4

	1,952.0	1,715.9
Less accumulated depreciation	(1,226.5)	(1,066.2)

Property and equipment, net	$725.5	$649.7

     Depreciation expense for property and equipment totaled $168.9 million, $173.6 million and $165.0 million in fiscal years 2007, 2006 and 2005, respectively.
6. LEASES
     The Company leases pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, the Company leases pill dispensing and counting devices and other operating equipment for use in its mail-order pharmacies, as well as computer equipment for use in its data centers and corporate headquarters. Rental expense was $61.8 million, $60.1 million and $54.3 million for fiscal years 2007, 2006 and 2005, respectively. The minimum aggregate rental commitments under noncancelable leases, excluding renewal options, are as follows ($ in millions):

Fiscal Years Ending December
2008	$39.0
2009	35.0
2010	23.3
2011	11.4
2012	4.3
Thereafter	10.8

Total	$123.8

     In the normal course of business, operating leases are generally renewed or replaced by new leases.
7. GOODWILL AND INTANGIBLE ASSETS
     The following is a summary of the Company’s goodwill and other intangible assets ($ in millions):

	December 29, 2007			December 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Goodwill:
PBM(1)	$5,131.6	$813.4	$4,318.2	$4,123.6	$813.4	$3,310.2
Specialty Pharmacy(2)	1,912.0	—	1,912.0	1,798.5	—	1,798.5

Total	$7,043.6	$813.4	$6,230.2	$5,922.1	$813.4	$5,108.7

Intangible assets:
PBM(1)	$3,714.2	$1,580.0	$2,134.2	$3,172.2	$1,391.4	$1,780.8
Specialty Pharmacy(2)	861.5	90.7	770.8	793.5	51.2	742.3

Total	$4,575.7	$1,670.7	$2,905.0	$3,965.7	$1,442.6	$2,523.1

(1)	Principally comprised of the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck in 1993, and the recorded value of Medco’s client relationships at the time of acquisition and, to a lesser extent, the Company’s acquisitions of PolyMedica in 2007, and ProVantage in 2000. See Note 3, “Acquisitions of Businesses.”

(2)	Represents the Specialty Pharmacy segment, primarily reflecting the portion of the excess of the purchase price paid by the Company to acquire Accredo in 2005 over tangible net assets acquired, and to a significantly lesser extent, a portion of the excess of the purchase price paid by the Company to acquire Critical Care in 2007, and Pediatric Services in 2005. See Note 3, “Acquisitions of Businesses.”

     The changes in the Company’s gross carrying amount of goodwill for the year ended December 29, 2007 are as follows ($ in millions):

			Specialty
	PBM		Pharmacy		Total
Balance as of December 30, 2006	$4,123.6		$1,798.5		$5,922.1
Goodwill acquired during the year	1,008.0	(1)	116.2	(2)	1,124.2
Converted option activity associated with the acquisition of Accredo	—		(2.7)		(2.7)

Balance as of December 29, 2007	$5,131.6		$1,912.0		$7,043.6

(1)	Represents the portion of the excess of the purchase price paid by the Company to acquire PolyMedica. See Note 3, “Acquisitions of Businesses.”

(2)	Represents the portion of the excess of the purchase price paid by the Company to acquire Critical Care. See Note 3, “Acquisitions of Businesses.”
     As of December 29, 2007, aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated as follows ($ in millions):

Fiscal Years Ending December
2008	$278.4
2009	263.0
2010	243.9
2011	232.9
2012	228.5

Total	$1,246.7

     The weighted average useful life of intangible assets subject to amortization is 22 years in total. The weighted average useful life is approximately 22 years for the PBM client relationships and approximately 21 years for the Specialty-acquired intangible assets. The Liberty trade name acquired intangible asset of $392 million has an indefinite life.
8. DEBT AND REFINANCING
     The Company’s debt consists of the following ($ in millions):

	December 29,	December 30,
	2007	2006
Short-term debt:
Current portion of long-term debt	$—	$75.3
Accounts receivable financing facility	600.0	325.0

Total short-term debt	600.0	400.3

Long-term debt:
Senior unsecured revolving credit facility	1,400.0	—
Senior unsecured term loan	1,000.0	381.3
7.25% senior notes due 2013, net of unamortized discount	497.4	497.0
Fair value adjustment for interest rate swap agreements	(3.0)	(11.9)

Total long-term debt	2,894.4	866.4

Total debt	$3,494.4	$1,266.7

     Five-Year Credit Facilities and Refinancing. On April 30, 2007, the Company entered into a senior unsecured credit agreement which, in addition to replacing the Company’s existing senior unsecured credit facility, is available to fund the Company’s share repurchase program, acquisitions, general corporate activities, working capital requirements, and capital expenditures. In connection with the refinancing, the Company’s pre-existing senior unsecured credit facilities were extinguished and the Company’s indebtedness outstanding pursuant to such facilities was paid in full. The current facilities consist of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The pre-existing facilities consisted of a $750 million senior unsecured term loan and a $750 million senior unsecured revolving credit facility. The current term loan matures on April 30, 2012, at which time the entire facility is required to be repaid, compared with the pre-existing credit facility, under which the Company had quarterly installments. At the Company’s current debt ratings, the current credit facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused revolving credit facility. The weighted average LIBOR under the Company’s senior unsecured bank credit facilities was 5.0% as of December 29, 2007. The fair value of the term loan and revolving credit obligations outstanding under the senior unsecured bank credit facilities approximates its carrying value and was estimated using current interbank market prices. The pre-existing credit facilities incurred interest at LIBOR plus a 0.5 percent margin, with a 12.5 basis point commitment fee due on the unused revolving credit facility.
     On October 31, 2007, the Company drew down $1 billion under the revolving credit facility in order to partially fund the PolyMedica acquisition. The Company drew down an additional $400 million under the revolving credit facility in the fourth quarter of 2007, primarily to pay down PolyMedica’s outstanding debt balances and to acquire Critical Care. For more information on the acquisitions of PolyMedica and Critical Care, see Note 3, “Acquisitions of Businesses.”
     As of December 29, 2007, the Company had $1 billion outstanding under the term loan facility. In addition, the Company had $1.4 billion outstanding under the revolving credit facility, and had $587 million available for borrowing, after giving effect to $13 million in issued letters of credit, under the revolving credit facility.
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
     Swap Agreements. The Company entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013, consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon quoted market prices that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented a net payable of $3.0 million and $11.9 million as of December 29, 2007 and December 30, 2006, respectively. These amounts were recorded in other noncurrent liabilities, with an offsetting amount recorded in long-term debt, net. These are the amounts that the Company would have had to pay to third parties if the derivative contracts had been settled. Under the terms of the swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month LIBOR plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest and other (income) expense, net. Interest expense was increased by $2.6 million and $1.9 million for the years ended December 29, 2007 and December 30, 2006, respectively, and was reduced by $1.8 million for the year ended December 31, 2005, as a result of the swap agreements. The weighted average LIBOR associated with the swap agreements was 5.4%, 5.0% and 3.2% for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.
     On December 12, 2007, the Company entered into forward-starting interest rate swap agreements with a notional amount of $750 million. These highly-effective cash flow hedges manage the Company’s exposure to changes in future benchmark interest rates in contemplation of potentially obtaining long-term fixed-rate financing. As of December 29, 2007 the Company included in accumulated other comprehensive income an unamortized swap loss of $7.9 million ($4.8 million, net of tax).
     Accounts Receivable Financing Facility. Through a wholly-owned subsidiary, the Company has a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebate accounts receivable. The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by the Company’s credit rating. The weighted average annual interest rate on amounts borrowed under the facility as of December 29, 2007 and December 30, 2006 was 5.49% and 5.51%, respectively. At December 29, 2007, there was $600 million outstanding with no additional amounts available for borrowing under the facility. During 2007, the Company drew down an additional $275 million under the facility.
     The accounts receivable financing facility was originally $500 million and effective July 31, 2006, the facility was increased to $600 million. There was $325 million outstanding under the accounts receivable financing facility on December 30, 2006. During the third and fourth quarters of 2006, the Company drew down $150 million and repaid $275 million under the facility. At December 30, 2006, there was $275 million available for borrowing under the facility.
     New 364-day Credit Facility. On November 30, 2007, the Company entered into an $800 million 364-day revolving credit agreement (the “Credit Agreement”), the proceeds of which will be used for general corporate purposes, including the repurchase of shares of our common stock under the Company’s existing share repurchase program. The Company may from time to time borrow up to $800 million in revolving loans during the availability period, effective beginning on January 2, 2008. At the Company’s current debt ratings, borrowings will bear interest at LIBOR plus a 0.55 percent margin, with a 10 basis point commitment fee due on the unused portion of the facility. Repayment of the outstanding revolving loans is due on November 28, 2008, though the Company may continually borrow, prepay and re-borrow revolving loans during the life of the agreement and may terminate the Credit Agreement at any time, without incurring prepayment penalties, by prepaying in full all outstanding revolving loans.
     Covenants. The senior unsecured credit facilities, senior notes, and accounts receivable financing facility contain covenants, including, among other items, maximum leverage ratios. The Company was in compliance with all financial covenants at December 29, 2007.
     Aggregate Maturities and Interest Expense. The aggregate maturities of long-term debt, including current portion, are as follows ($ in millions):

Fiscal Years Ending December
2008	$—
2009	—
2010	—
2011	—
Thereafter	2,900.0

Total	$2,900.0

     Interest expense, primarily on debt, was $134.2 million in 2007, $95.8 million in 2006 and $73.9 million in 2005.
9. PENSION AND OTHER POSTRETIREMENT BENEFITS
     Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

Fiscal Years	2007	2006	2005
Service cost	$18.0	$17.2	$16.4
Interest cost	7.9	6.6	6.0
Expected return on plan assets	(11.0)	(9.3)	(8.1)
Net amortization of actuarial losses	—	0.4	0.3

Net pension cost	$14.9	$14.9	$14.6

     The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net (credit) cost of these postretirement benefits consisted of the following components ($ in millions):

Fiscal Years	2007	2006	2005
Service cost	$0.9	$0.8	$1.8
Interest cost	0.7	0.7	1.8
Amortization of prior service credit	(4.3)	(4.3)	(4.3)
Net amortization of actuarial losses	0.6	0.7	1.7

Net postretirement benefit (credit) cost	$(2.1)	$(2.1)	$1.0

     The activity for the years ended December 29, 2007 and December 30, 2006 reflects a change in assumption regarding retiree participation based on recent plan experience under the amended plan design.
     Pension Plan Assets. The Company’s pension plan asset allocation at December 29, 2007, December 30, 2006 and target allocation for 2008 by asset category are as follows:

		Percentage of Plan Assets at
	Target
	Allocation	December 29,	December 30,
Asset Category	2008	2007	2006
U.S. equity securities	50-60%	54%	56%
International equity securities	12-18%	15%	15%
Fixed income*	27-33%	31%	29%

Total		100%	100%

*	Includes cash.
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

     Summarized information about the funded status and the changes in plan assets and benefit obligation is as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
Fiscal Years	2007	2006	2007		2006
Fair value of plan assets at beginning of year	$132.3	$113.9	$—		$—
Actual return on plan assets	10.6	13.6	—		—
Company contributions	16.8	11.8	0.7		1.6
Employee contributions	—	—	1.0		1.1
Benefits paid	(7.7)	(7.0)	(1.7)		(2.7)

Fair value of plan assets at end of year	$152.0	$132.3	$—		$—

Benefit obligation at beginning of year(1)	$138.8	$123.5	$13.2		$33.2
Service cost	18.0	17.2	0.8		0.8
Interest cost	7.9	6.6	0.7		0.7
Employee contributions	—	—	1.0		1.2
Amendments(2)	3.0	—	—		—
Actuarial (gains) losses	1.0	(1.5)	(1.3	)(3)	(20.0	)(3)
Benefits paid	(7.7)	(7.0)	(1.7)		(2.7)

Benefit obligation at end of year(1)	$161.0	$138.8	$12.7	(3)	$13.2	(3)

Funded status at end of year	$(9.0)	$(6.5)	$(12.7)		$(13.2)

(1)	Represents the projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other postretirement benefits.

(2)	The Company amended the cash balance retirement plan to reflect a change from graduated seven-year vesting to three-year cliff vesting, as mandated by the Pension Protection Act of 2006.

(3)	The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the actuarial (gains) losses. In addition, the decrease in the benefit obligation includes the aforementioned change in assumption regarding retiree participation.
     The net liability recognized at December 29, 2007 and December 30, 2006 is as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Accrued expenses and other current liabilities	$—	$—	$(1.1)	$(1.4)
Other noncurrent liabilities	(9.0)	(6.5)	(11.6)	(11.8)

Net liability	$(9.0)	$(6.5)	$(12.7)	$(13.2)

     The accumulated benefit obligation for all defined benefit plans was $149.9 million and $126.8 million at December 29, 2007 and December 30, 2006, respectively, and the projected benefit obligation for all defined benefit plans was $161.0 million and $138.8 million at December 29, 2007 and December 30, 2006, respectively. The projected benefit obligation amounts are higher because they include projected future salary increases through expected retirement.
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
     The estimated prior service cost for the Company’s pension plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2008 is $0.2 million ($0.1 million after tax). There are no estimated net losses expected to be amortized. The estimated net actuarial loss and prior service credit for the Company’s other postretirement plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2008 are $0.5 million ($0.3 million after tax) and $(4.3) million ($(2.6) million after tax), respectively.

     See Note 2, “Summary of Significant Accounting Policies—Other Comprehensive Income and Accumulated Other Comprehensive Income,” for more information.
     Actuarial Assumptions and Funding Requirement. Actuarial weighted average assumptions used in determining plan information are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Weighted average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

Weighted average assumptions used to determine net cost for the fiscal year ended:
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	—	—	—
Salary growth rate	4.50%	4.50%	4.50%	—	—	—
     The amended postretirement benefit healthcare plan resulted in future costs being capped based on 2004 costs. As a result, employer liability is not affected by healthcare cost trend after 2004.
     Cash Flows
     Employer Contributions. The Company has a minimum pension funding requirement of $18.4 million under the Internal Revenue Code (“IRC”) during 2008. The Company does not expect to contribute an additional amount to its pension plans above this minimum pension funding requirement. The expected contributions to the pension plans during 2008 are estimated to reflect amounts necessary to satisfy minimum funding requirements or Medco’s discretion in bringing the plans to a higher funded status. The Company anticipates that contributions will consist solely of cash.
     Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

		Other
	Pension	Postretirement
Fiscal Years	Benefits(1)	Benefits
2008	$12.0	$1.1
2009	$12.9	$1.0
2010	$13.7	$0.9
2011	$14.6	$0.8
2012	$15.9	$0.7
2013-2017	$100.1	$4.4

(1)	The estimated future benefit payments increased from that of prior year primarily due to the plan amendment from graduated seven-year vesting to three-year cliff vesting, which is effective January 1, 2008.
     Other Plans. The Company participates in a multi-employer defined benefit retirement plan that covers certain union employees. The Company made contributions to the plan of $0.1 million in 2007, $0.2 million in 2006 and $0.2 million in 2005.
     The Company sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the IRC. Contributions to the plans are based on employee contributions and a Company matching contribution. The Company’s matching contributions to the plans were $28.6 million in 2007, $25.7 million in 2006 and $22.4 million in 2005.

10. TAXES ON INCOME
     Provision for Income Taxes. The components of the provision for income taxes are as follows ($ in millions):

Fiscal Years	2007	2006	2005
Current provision:
Federal	$594.7	$278.9	$486.3
State	122.6	38.1	97.7

Total	717.3	317.0	584.0

Deferred provision (benefit):
Federal	(114.0)	46.0	(172.2)
State	(12.0)	18.6	(60.9)

Total	(126.0)	64.6	(233.1)

Total provision for income taxes	$591.3	$381.6	$350.9

     A reconciliation of the Company’s effective tax rate and the U.S. statutory rate is as follows:

Fiscal Years	2007	2006	2005
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	4.8	3.6	2.5
Other	(0.5)	(0.9)	(0.7)

Effective tax rate	39.3%	37.7%	36.8%

     The Company’s 2006 and 2005 effective tax rates include the effects of net nonrecurring tax benefits of $20 million and $25.7 million, respectively. The 2006 nonrecurring tax benefit of $20.0 million primarily results from the expiration of the statute of limitations in several states, and the favorable resolution of income taxes payable provided for prior to the spin-off from Merck. During the third quarter of 2006, the Company recorded income taxes receivable associated with the aforementioned IRS approval of an accounting method change for the timing of the deductibility of certain rebates passed back to clients. The income taxes receivable balance was $216.0 million and $212.9 million at December 29, 2007 and December 30, 2006, respectively.
     The 2005 income tax rate reflects a $25.7 million nonrecurring tax benefit associated with a reduction in the Company’s state marginal income tax rate resulting primarily from an enacted change in a state income tax law and the receipt of a favorable state income tax ruling. A reduction in the Company’s state marginal income tax rate creates a benefit via a corresponding reduction of the Company’s net deferred tax liabilities, principally on its net intangible assets, partially offset by deferred tax assets primarily from client rebates payable and other accruals.
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

     Deferred Income Taxes. Deferred income taxes at year-end consisted of ($ in millions):

	December 29, 2007		December 30, 2006
	Assets	Liabilities	Assets	Liabilities
Intangibles	$—	$1,078.1	$—	$973.2
Accelerated depreciation	—	153.8	—	159.2
Accrued expenses	52.2		33.7	—
Accrued rebates	43.6	—	30.6	—
Stock-based compensation	71.1		41.0	—
Other	113.7	61.3	86.1	28.9

Total deferred taxes	$280.6	$1,293.2	$191.4	$1,161.3

Net deferred income taxes		$1,012.6		$969.9

Recognized as:
Current deferred tax asset	$154.4		$191.4
Non current deferred tax liability		$1,167.0		$1,161.3
     Other. Income taxes payable of $31.0 million and $227.3 million as of December 29, 2007 and December 30, 2006, respectively, are reflected in accrued expenses and other current liabilities on the consolidated balance sheets. Income taxes payable as of December 30, 2006 is higher because it reflects the balance prior to the adoption of FIN 48, and is impacted by the timing of income tax payments. FIN 48 tax liabilities are primarily included in other noncurrent liabilities on the consolidated balance sheet.
     In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, that is currently anticipated to be completed in 2008. The Company has agreed to extend the statute of limitations for the 2003 tax period from September 15, 2007 to September 15, 2008. The IRS has proposed and the Company recorded certain adjustments to the Company’s above-mentioned tax returns, which did not have a material impact on the consolidated financial statements. The Company is also undergoing various routine examinations by state and local tax authorities for various filing periods.
11. STOCK-BASED COMPENSATION
     Overview. The Compensation Committee of the Company’s Board of Directors regularly reviews the Company’s compensation structure and practices, including the timing of its stock-based awards. The Audit Committee of the Company’s Board of Directors also reviews the Company’s option-granting practices from time to time. The Company grants options to employees and directors to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years (director options vest in one year) and expire within 10 years from the date of the grant. Vested options held by employees may expire earlier following termination of employment. The post-termination exercise period varies from 90 days for a voluntary termination to the full remaining term for termination of employment following a change in control. Directors always have the full term to exercise vested options. All option exercises are subject to restrictions on insider trading, and directors, officers and certain other employees with regular access to material information are subject to quarterly restrictions on trading. Under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as of December 29, 2007, 30.2 million shares of the Company’s common stock are available for awards. As of December 29, 2007, under the terms of the Accredo Health, Incorporated 2002 Long-Term Incentive Plan as amended and restated on August 18, 2005, there are 0.9 million shares of the Company’s common stock available for awards.
     The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. As the Company has limited public trading history, the Medco volatility assumption is based on the volatility of the largest public companies within the PBM industry, combined with the Company’s stock price volatility for the period the Company has been publicly traded. The Company uses historical data to estimate the expected option life. The expected option life represents the period of time that options granted are expected to be outstanding. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted for years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $11.86, $9.95 and $8.89, respectively. The weighted average assumptions utilized for options granted during the periods presented are as follows:

Fiscal Years	2007	2006	2005
Medco stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	—	—	—
Risk-free interest rate	4.7%	4.6%	4.0%
Expected volatility	29.0%	32.0%	35.0%
Expected life (years)	5.0	4.8	5.3
     Stock Option Plans. Summarized information related to stock options held by the Company’s employees and directors is as follows:

			Weighted Average	Aggregate Intrinsic
	Number of Shares	Weighted Average	Remaining Contractual	Value
	(in thousands)	Exercise Price	Term	(in millions)
Outstanding at December 30, 2006	31,713.6	$19.40
Granted	7,135.1	34.75
Exercised	(11,888.4)	16.60
Forfeited	(646.1)	27.06

Outstanding at December 29, 2007	26,314.2	$24.64	7.08	$677.1

Exercisable at December 29, 2007	12,771.3	$18.25	6.03	$410.3

     The total intrinsic value of options exercised during the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $254.7 million, $153.0 million and $295.6 million, respectively.
     As of December 29, 2007, there was $95.4 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $69.1 million, $76.9 million and $93.1 million, respectively. The Company expects the majority of outstanding nonvested options to vest. The activity related to nonvested options is as follows:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Nonvested at December 30, 2006	14,750.8	$9.33
Granted	7,135.1	11.86
Vested	(7,780.8)	8.89
Forfeited	(562.2)	10.02

Nonvested at December 29, 2007	13,542.9	$10.89

     Restricted Stock Units and Restricted Stock Plans. The Company grants restricted stock units to employees and directors and had previously granted shares of restricted stock to a limited number of employees. Restricted stock units and restricted stock generally vest after three years. The fair value of the restricted stock units and restricted shares is determined by the product of the number of shares granted and the grant-date market price of the Company’s common stock. The fair value of the restricted stock units and restricted shares is expensed on a straight-line basis over the requisite service period. Net income, as reported, includes stock-based compensation expense related to restricted stock and restricted stock units for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 of $31.8 million ($52.2 million pre-tax), $19.5 million ($32.1 million pre-tax) and $10.4 million ($17.2 million pre-tax), respectively.

     Upon vesting, certain employees may defer conversion of the restricted stock units to common stock. Restricted stock units granted to directors are required to be deferred until their service on the Board of Directors ends. Summarized information related to restricted stock units and restricted stock held by the Company’s employees and directors is as follows:

		Aggregate Intrinsic
	Number of Shares	Value
Restricted Stock Units	(in thousands)	(in millions)
Outstanding at December 30, 2006	4,103.6
Granted	2,458.9
Converted to common stock	(85.6)
Forfeited	(142.8)

Outstanding at December 29, 2007	6,334.1	$319.0

Vested and deferred at December 29, 2007	288.6	$14.5

		Aggregate Intrinsic
	Number of Shares	Value
Restricted Stock	(in thousands)	(in millions)
Outstanding at December 30, 2006	149.5
Granted	—
Converted to common stock	(64.9)
Forfeited	(4.8)

Outstanding at December 29, 2007	79.8	$4.0

     The weighted average grant-date fair value of restricted stock units granted during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $36.01, $28.32 and $22.18, respectively. The weighted average grant-date fair value of restricted stock granted during the year ended December 31, 2005 was $24.84. Restricted stock was not granted during the years ended December 29, 2007 and December 30, 2006. The total intrinsic value of restricted stock units and restricted stock converted during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $6.2 million, $8.5 million and $3.7 million, respectively.

		Weighted Average
	Number of Shares	Grant-Date Fair
Nonvested Restricted Stock Units	(in thousands)	Value
Nonvested at December 30, 2006	3,774.8	$24.98
Granted	2,458.9	36.01
Vested	(45.4)	27.03
Forfeited	(142.8)	28.82

Nonvested at December 29, 2007	6,045.5	$29.36

		Weighted Average
	Number of Shares	Grant-Date Fair
Nonvested Restricted Stock	(in thousands)	Value
Nonvested at December 30, 2006	149.5	$24.85
Granted	—	—
Vested	(64.9)	24.81
Forfeited	(4.8)	24.81

Nonvested at December 29, 2007	79.8	$24.89

     As of December 29, 2007, there was $87.0 million of total unrecognized compensation cost related to nonvested restricted stock units and restricted stock grants. That cost is expected to be recognized over a weighted average period of 1.9 years. The total grant-date fair value of restricted stock units and restricted stock vested during the years ended

December 29, 2007, December 30, 2006 and December 31, 2005 was $2.8 million, $6.0 million and $4.5 million, respectively. The Company expects the majority of nonvested restricted stock units and restricted stock shares to vest.
     Employee Stock Purchase Plan. The Medco Health Solutions, Inc., 2003 Employee Stock Purchase Plan (“2003 ESPP”), which permitted certain employees of Medco to purchase shares of Medco stock at a discount to market price, terminated with the purchase made on June 29, 2007, and the 191,190 shares remaining under the plan were transferred to the 2007 Employee Stock Purchase Plan (“2007 ESPP”). The Company’s Board of Directors adopted the 2007 ESPP on January 24, 2007 and the Company’s shareholders approved the 2007 ESPP on May 24, 2007. The 2007 ESPP became effective on July 1, 2007, at which time the Accredo 2005 ESPP plan was terminated. Under the terms of the 2007 ESPP, 6,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of gross pay deducted from their payroll to purchase shares of Medco common stock. The Company matches payroll deductions at the rate of 17.65% and the deductions and contributions accumulate; on the last day of trading each calendar quarter the accumulated amounts are applied to the purchase of Medco stock. The effect of the matching contribution is that employees pay 85% of the cost of shares under the ESPP. Purchases of Medco stock under the 2003 ESPP and 2007 ESPP were 282,311 shares at a weighted average price of $36.58 in 2007. The 2007 ESPP expires the earlier of 2017 or the date as of which the maximum number of shares has been purchased. Purchases of Medco stock under the 2003 ESPP were 305,966 shares at a weighted average price of $28.46 in 2006, and 315,434 shares at a weighted average price of $26.35 in 2005. Purchases of Medco stock under the Accredo Health, Incorporated 2002 Long-Term Incentive Plan as amended and restated on August 18, 2005 were 82,814 shares at a weighted average price of $29.60 in 2007, and 75,376 shares at a weighted average price of $27.76 in 2006.
     The above share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.
12. SHARE REPURCHASE PROGRAM
     On February 21, 2007, the Company announced that its Board of Directors had authorized the expansion of the Company’s share repurchase plan by an incremental $3 billion, bringing the amount authorized under such repurchase plan to a cumulative total of $5.5 billion, and extended the term of the program until December 31, 2008. The Company may draw down additional debt as a result of its share repurchase program. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006. The Company repurchased approximately 53.3 million shares at a cost of $1,959.8 million during 2007. Inception-to-date repurchases through December 29, 2007 under this program total approximately 111.4 million shares at a cost of approximately $3.5 billion and at an average per-share price of $31.56. The Company’s Board of Directors periodically reviews the program and approves the associated trading parameters.
     The above share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.
13. SEGMENT REPORTING
     Reportable Segments. As a result of the Company’s acquisition of Accredo in August 2005, the Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to the Company’s clients and members, either through the Company’s network of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products to patients with diabetes, commencing October 31, 2007, the date of the acquisition. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition and is also comprised of specialty pharmacy activity previously included within Medco’s PBM business, includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services, commencing November 14, 2007, the date of acquisition.
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
     Factors Used to Identify Reportable Segments. The Specialty Pharmacy segment was formed as a result of the 2005 acquisition of Accredo in response to a management desire to manage the acquired business together with Medco’s pre-existing specialty pharmacy activity as a separate business from Medco’s PBM operations. This acquisition complemented the pre-existing Medco specialty pharmacy operation, which was evolving in 2005. Prior to the acquisition, results for the specialty pharmacy business were neither prepared nor provided to the chief operating decision maker, as he managed Medco on a consolidated entity level.
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

For Fiscal Years Ended:	December 29, 2007			December 30, 2006			December 31, 2005(4)
		Specialty			Specialty			Specialty
	PBM(1)	Pharmacy(2)	Total	PBM(3)	Pharmacy	Total(3)	PBM(5)	Pharmacy(6)	Total

Product net revenues	$37,981.4	$5,980.5	$43,961.9	$36,641.3	$5,381.3	$42,022.6	$35,700.1	$1,754.9	$37,455.0

Total service revenues	482.1	62.2	544.3	465.9	55.2	521.1	396.0	19.9	415.9

Total net revenues	38,463.5	6,042.7	44,506.2	37,107.2	5,436.5	42,543.7	36,096.1	1,774.8	37,870.9

Total cost of revenues	35,997.7	5,563.2	41,560.9	35,125.7	5,012.6	40,138.3	34,290.9	1,637.1	35,928.0

Selling, general and administrative expenses	884.3	229.8	1,114.1	913.0	196.2	1,109.2	695.8	61.8	757.6

Amortization of intangibles	188.6	39.5	228.1	179.9	38.6	218.5	179.9	12.6	192.5

Operating income	$1,392.9	$210.2	$1,603.1	$888.6	$189.1	$1,077.7	$929.5	$63.3	$992.8

Reconciling item to income before provision for income taxes:

Interest and other (income) expense, net			99.8			65.9			39.9

Income before provision for income taxes			$1,503.3			$1,011.8			$952.9

Capital expenditures	$142.4	$35.3	$177.7	$122.7	$28.3	$151.0	$123.3	$8.8	$132.1

(1)	Includes PolyMedica’s operating results commencing October 31, 2007, the date of acquisition.

(2)	Includes Critical Care’s operating results commencing November 14, 2007, the date of acquisition.

(3)	Includes a first-quarter 2006 pre-tax legal settlements charge of $162.6 million recorded to SG&A expenses.

(4)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(5)	Includes eight fiscal months of specialty pharmacy activity previously included in Medco’s PBM business.

(6)	The Specialty Pharmacy segment commenced on August 18, 2005, the date of the Accredo acquisition. If the Company had owned Accredo for the full fiscal year ended December 31, 2005, it is estimated that the Specialty Pharmacy segment net revenues would represent approximately 12% of total Medco net revenues.

	As of December 29, 2007			As of December 30, 2006
		Specialty			Specialty
Identifiable Assets:	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$12,597.7	$3,620.2	$16,217.9	$11,146.3	$3,241.8	$14,388.1
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
     Government Proceedings and Requests for Information. The Company is aware of the existence of two sealed qui tam matters. The first action is filed in the Eastern District of Pennsylvania and it appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of these two qui tam matters during settlement negotiations on an unrelated matter with the Department of Justice in 2006. The Company does not know the identities of the relators in either of these matters. These two qui tam matters were not considered in the Company’s settlement with the Department of Justice discussed in Note 4, “Legal Settlements Charge,” included in this Annual Report on Form 10-K.

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
     Antitrust and Related Litigation. In August 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck and the Company. The plaintiffs, who seek to represent a national class of retail pharmacies that had contracted with the Company, allege that the Company has conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification is currently pending before the Multidistrict Litigation court.
     In October 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Northern District of Alabama against Merck and the Company. In their Second Amended Complaint, the plaintiffs allege that Merck and the Company have engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed, and have conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through such concerted action, Merck and the Company have engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification has been granted, but this matter has been consolidated with other actions where class certification remains an open issue.
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
     In April 2006, the Brady plaintiffs filed a petition to transfer and consolidate various antitrust actions against PBMs, including North Jackson, Brady, and Mike’s Medical Center before a single federal judge. The motion was granted on August 24, 2006. These actions are now consolidated for pretrial purposes in the U.S. District Court for the Eastern District of Pennsylvania. The consolidated action is known as In re Pharmacy Benefit Managers Antitrust Litigation. The plaintiffs’ motion for class certification in certain actions is currently pending before the Multidistrict Litigation court.
     In January 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that had contracted with the Company and that had indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company has failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck had failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the amended complaint-in-intervention filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed in Note 4, “Legal Settlements Charge,” included in this Annual Report on Form 10-K. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company had been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. In the complaint, the plaintiff further alleges, among other things, that the Company acts as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition.
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
     Contract Litigation. In July 2003, a lawsuit captioned Group Hospitalization and Medical Services v. Merck-Medco Managed Care, L.L.C., et al. was filed against the Company in the Superior Court of New Jersey. In this action, the Company’s former client, CareFirst Blue Cross Blue Shield, asserts claims for violation of fiduciary duty under state law; breach of contract; negligent misrepresentation; unjust enrichment; violations of certain District of Columbia laws regarding consumer protection and restraint of trade; and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims and restitution. Following a summary judgment hearing in this matter on November 30, 2007, the judge dismissed the fiduciary duty, consumer fraud, and racketeering claims. On December 21, 2007, the Company and CareFirst Blue Cross Blue Shield agreed in principle to settle this matter for an immaterial amount.
     On December 27, 2007, IMS Health Incorporated filed a demand for arbitration against the Company. In this action, IMS Health Incorporated is alleging that the Company violated the terms of a cross-licensing data agreement by charging a third-party a lower price for data and subsequently not adjusting the price charged to IMS Health Incorporated to be equal to what was being charged to the third party. IMS Health Incorporated is seeking a declaratory judgment to enforce the disputed terms of the agreement and damages based on the price differential.
     Accredo. Accredo, a former Accredo officer and a former Accredo officer who is a current Medco director are defendants in a class action lawsuit filed in the United States District Court for the Western District of Tennessee. Certain former officers and former directors of Accredo are defendants in a related stockholders derivative suit filed in the Circuit Court of Shelby County, Tennessee. Plaintiffs in the class action lawsuit allege that the actions and omissions of the current Medco director and former Accredo officer relating to a prior acquisition by Accredo constitute violations of various sections of the Securities Exchange Act of 1934. Plaintiffs in the derivative suit allege that the former officers and former directors have breached their fiduciary duty to Accredo. The case is currently still in discovery.
     PolyMedica Shareholder Litigation. In August 2007, a putative stockholder class action lawsuit related to the merger was filed by purported stockholders of PolyMedica in the Superior Court of Massachusetts for Middlesex County against, amongst others, the Company and its affiliate, MACQ Corp. The lawsuit captioned, Groen v. PolyMedica Corp. et al., alleges, among other things, that the price agreed to in the merger agreement was inadequate and unfair to the PolyMedica stockholders and that the defendants breached their duties to the stockholders and/or aided breaches of duty by other defendants in negotiating and approving the merger agreement. Shortly thereafter, two virtually identical lawsuits (only one of which named the Company as a defendant) were filed in the same court. The complaints allege claims for breach of fiduciary duty and seek injunctive, declaratory and other equitable relief.
     On September 28, 2007, the parties to these actions reached an agreement in principle to settle the actions for an immaterial amount. As part of the settlement, the defendants, while denying all allegations of wrongdoing, agreed, among other things, to make certain disclosures and to pay certain fees and costs associated with the litigation. The settlement is subject to, among other things, the execution of definitive documentation and court approval.
Other Matters
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
Purchase Obligations
     PolyMedica has committed to purchase approximately $9.5 million in advertising spots and other media in fiscal 2008. PolyMedica entered into these purchase commitments to obtain favorable advertising rates.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          Not applicable.
     Item 9A. Controls and Procedures.
     Management’s Responsibility for Financial Statements
     Our management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements present fairly, in all material respects, the Company’s financial position, results of operations and cash flows.
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
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (the “COSO criteria”).
     Based on its assessment, management has concluded that, as of December 29, 2007, the Company’s internal control over financial reporting is effective based on the COSO criteria.
     The effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

     Changes in Internal Control
     There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Item 9B. Other Information.
          Not applicable.
PART III
     Item 10. Directors, Executive Officers and Corporate Governance.
     Information about our directors is incorporated by reference to the discussion under the heading “Proposal 1. Election of Directors” and “Corporate Governance and Related Matters” of our Proxy Statement for the 2008 Annual Meeting of Shareholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the discussion under the heading “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Shareholders. Information about our Audit Committee, including the members of the committee and our Audit Committee financial experts, is incorporated by reference to the discussion under the headings “Corporate Governance and Related Matters—Board and Committee Membership” and “Audit Committee Report” in our Proxy Statement for the 2008 Annual Meeting of Shareholders. The balance of the information required by this Item 10 is contained in the discussion entitled “Executive Officers of the Company” in Part I of this Form 10-K.
     The Company’s Code of Conduct is available on our website at http://www.medco.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at http://www.medco.com.
     Item 11. Executive Compensation.
     Information about director and executive compensation is incorporated by reference to the discussion under the headings “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Related Matters— Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.
      Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
     Information required by this item is incorporated by reference to the discussion under the caption “Ownership of Securities” and “Other Matters—Equity Compensation Plan Information” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.
     Rule 10b5-1 Sales Plans. Medco’s comprehensive compliance program includes a broad policy against insider trading. The procedures promulgated under that policy include regularly scheduled blackout periods that apply to over 600 employees. Executive officers are prohibited from trading during the period that begins on the first day of the last month of the fiscal period and ends on the third trading day after the release of earnings. In addition, executive officers are required to pre-clear all of their trades. Medco’s executive officers are also subject to share ownership guidelines and retention requirements. The ownership targets are based on a multiple of salary (5, 3 or 1.5 times salary), but are expressed as a number of shares. The targets are determined using base salary and the closing price of our stock on the date of our Annual Meeting of Shareholders. In 2007, the number of shares required to be held was calculated using a $38.87 stock price, which has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

     To facilitate compliance with the ownership guidelines and retention requirements, Medco’s Board of Directors authorized the use of prearranged trading plans under Rule 10b5-1 of the Exchange Act. Rule 10b5-1 permits insiders to adopt predetermined plans for selling specified amounts of stock or exercising stock options under specified conditions and at specified times. Executive officers may only enter into a trading plan during an open trading window and they must not possess material nonpublic information regarding the company at the time they adopt the plan. Using trading plans, insiders can diversify their investment portfolios while avoiding concerns about transactions occurring at a time when they might possess material nonpublic information. Under Medco’s policy, sales instructions made pursuant to a written trading plan may be executed during a blackout period. In addition, the use of trading plans provides Medco with a greater ability to monitor trading and compliance with its stock ownership guidelines.
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
     The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of February 14, 2008(1):

	Number of Shares to		Number of Shares	Projected
	be Sold Under the		Sold Under the	Beneficial
Name and Position	Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)

John Driscoll President, New Markets	27,934	Option exercise in tranches of 18,934 and 1,000 shares shall be triggered if stock reaches specific prices; sale of 8,000 previously acquired shares shall trigger if stock reaches specified price.	0	41,874

Kenneth O. Klepper President and Chief Operating Officer	53,334	Sale of 11,000 previously acquired shares if stock reaches a specified price and sales related to option exercises shall trigger if stock reaches specified price.	11,000	214,044

Laizer Kornwasser President, Liberty Medical and Senior Vice President, Channel and Generic Strategy	10,039	Option exercise of 2,900 shall be triggered if stock reaches specific price; sale of 7,139 previously acquired shares shall trigger if stock reaches specified price.	0	54,051

Thomas M. Moriarty Senior Vice President, Pharmaceutical Contracting	29,078	Option exercise in tranches of 6,628; 7,200 and 7,130 shares shall be triggered if stock reaches specific prices; sale of 8,120 previously acquired shares shall trigger if stock reaches specified price.	0	5,680

David B. Snow, Jr. Chairman and Chief Executive Officer	200,000	Sale of 200,000 previously acquired shares if stock reaches a specified price and sales related to option exercises shall trigger if stock reaches specified price.	0	978,812

Timothy C. Wentworth President and Chief Executive Officer of Accredo Health Group, Inc.	62,964	Option exercise in tranches of 18,324; 22,320 and 22,320 shares shall be triggered if stock reaches specific prices.	0	43,968

(1)	This table does not include any trading plans entered into by any executive officer that have expired by their terms as of November 1, 2007 or have been fully executed through February 14, 2008. No plans entered into by executive officers have been voluntarily terminated. Shares have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(2)	This column reflects the number of shares remaining to be sold as of February 14, 2008.

(3)	This column reflects the number of shares sold under the plan through February 14, 2008.

(4)	This column reflects an estimate of the number of shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 14, 2008, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 14, 2008 outside of the plan.
     Item 13. Certain Relationships and Related Transactions, and Director Independence.
          Information required by this item is incorporated by reference to the discussions under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters—Director Independence,” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.
     Item 14. Principal Accounting Fees and Services.
     Information about the fees for 2007 and 2006 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2008 Annual Meeting of Shareholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2008 Annual Meeting of Shareholders.
PART IV
     Item 15. Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
(1)	Financial Statements. The following financial statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006
Consolidated Statements of Income for the Years Ended December 29, 2007 and December 30, 2006 and December 31, 2005
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, December 30, 2006 and December 29, 2007
Consolidated Statements of Cash Flows for the Years Ended December 29, 2007 and December 30, 2006 and December 31, 2005
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)	Exhibits:

Exhibit
Number	Exhibit Description

3.1	Second Amended and Restated Certificate of Incorporation of Medco Health Solutions, Inc.

3.2
Third Amended and Restated Bylaws of Medco Health Solutions, Inc. as of January 30, 2008. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2008.

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

10.10
Credit Agreement, dated as of April 30, 2007, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 2, 2007.

10.11
364-Day Revolving Credit Agreement, dated as of November 30, 2007, among the Registrant, the lenders party thereto, Citibank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., as Syndication

Exhibit
Number	Exhibit Description
Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 3, 2007.

10.12
Amended and Restated Receivables Purchase Agreement, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

10.13
Amendment No. 4, dated as of July 31, 2006, to the Amended and Restated Receivables Purchase Agreement, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

10.22	Form of terms and conditions of the 2008 Restricted Stock Unit Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan.

10.23	Form of terms and conditions of 2008 Non-Qualified Stock Option Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan.

10.24	Medco Health Solutions, Inc. Deferred Compensation Plan for Directors.

10.25
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

Exhibit
Number	Exhibit Description
10.26
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

10.27
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

10.28
Corporate Integrity Agreement, dated as of October 23, 2006, between the Office of the Inspector General of the Department of Health and Human Services and the Office of the Inspector General of the Office of Personnel Management and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

12.1	Statement of Consolidated Ratios of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, dated February 19, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MEDCO HEALTH SOLUTIONS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
($ in millions)
     Allowance for Doubtful Accounts Receivable:

	Balance at					Balance at End of
	Beginning of Period	Other		Provision	Write-offs(1)	Period
Fiscal Year Ended December 29, 2007	$81.8	$41.2	(2)	$61.9	$(54.9)	$130.0
Fiscal Year Ended December 30, 2006	$67.3	—		$46.5	$(32.0)	$81.8
Fiscal Year Ended December 31, 2005	$5.5	$57.4	(3)	$11.8	$(7.4)	$67.3

(1)	Uncollectible accounts, net of recoveries.

(2)	Primarily represents balances acquired as a result of the PolyMedica and Critical Care acquisitions.

(3)	Primarily represents balances acquired as a result of the Accredo acquisition.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medco Health Solutions, Inc.
Dated: February 19, 2008	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Dated: February 19, 2008	/s/ JoAnn A. Reed
	Name:	JoAnn A. Reed
	Title:	Senior Vice President, Finance and Chief Financial Officer

Dated: February 19, 2008	/s/ Richard J. Rubino, C.P.A.
	Name:	Richard J. Rubino, C.P.A.
	Title:	Senior Vice President and Controller, Chief Accounting Officer

Dated: February 19, 2008	/s/ Howard W. Barker, Jr., C.P.A.
	Name:	Howard W. Barker, Jr., C.P.A.
	Title:	Director

Dated: February 19, 2008	/s/ John L. Cassis
	Name:	John L. Cassis
	Title:	Director

Dated: February 19, 2008	/s/ Michael Goldstein, C.P.A.
	Name:	Michael Goldstein, C.P.A.
	Title:	Director

Dated: February 19, 2008	/s/ Charles M. Lillis, Ph.D.
	Name:	Charles M. Lillis, Ph.D.
	Title:	Director

Dated: February 19, 2008	/s/ Myrtle S. Potter
	Name:	Myrtle S. Potter
	Title:	Director

Dated: February 19, 2008	/s/ William L. Roper, M.D., M.P.H.
	Name:	William L. Roper, M.D., M.P.H.
	Title:	Director

Dated: February 19, 2008	/s/ David D. Stevens
	Name:	David D. Stevens
	Title:	Director

Dated: February 19, 2008	/s/ Blenda J. Wilson, Ph.D.
	Name:	Blenda J. Wilson, Ph.D.
	Title:	Director