Form 10-Q
period 2008-03-29
MEDCO HEALTH SOLUTIONS INC
filed 2008-04-29
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-31312
MEDCO HEALTH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	22-3461740 (I.R.S. Employer Identification No.)

100 Parsons Pond Drive, Franklin Lakes, NJ (Address of principal executive offices)	07417-2603 (Zip Code)
Registrant’s telephone number, including area code: 201-269-3400

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on April 25, 2008, the registrant had 506,657,842 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	March 29,	December 29,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$540.6	$774.1
Short-term investments	70.4	70.3
Manufacturer accounts receivable, net	1,692.4	1,516.2
Client accounts receivable, net	1,443.2	1,340.3
Income taxes receivable	208.1	216.0
Inventories, net	1,967.0	1,946.0
Prepaid expenses and other current assets	292.3	285.4
Deferred tax assets	151.7	154.4

Total current assets	6,365.7	6,302.7
Property and equipment, net	724.0	725.5
Goodwill	6,234.0	6,230.2
Intangible assets, net	2,835.8	2,905.0
Other noncurrent assets	75.0	54.5

Total assets	$16,234.5	$16,217.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,447.5	$2,812.9
Client rebates and guarantees payable	1,481.9	1,092.2
Accrued expenses and other current liabilities	674.5	624.1
Short-term debt	600.0	600.0

Total current liabilities	5,203.9	5,129.2
Long-term debt, net	3,589.9	2,894.4
Deferred tax liabilities	1,125.7	1,167.0
Other noncurrent liabilities	140.4	152.0

Total liabilities	10,059.9	9,342.6

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 1,000,000,000 shares; issued: 649,458,369 shares at March 29, 2008 and 647,384,634 shares at December 29, 2007	6.5	6.4
Accumulated other comprehensive income (loss)	(11.1)	6.4
Additional paid-in capital	7,600.3	7,553.0
Retained earnings	3,096.6	2,826.4

	10,692.3	10,392.2

Treasury stock, at cost: 132,494,789 shares at March 29, 2008 and 111,445,348 shares at December 29, 2007	(4,517.7)	(3,516.9)

Total stockholders’ equity	6,174.6	6,875.3

Total liabilities and stockholders’ equity	$16,234.5	$16,217.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended
	March 29,	March 31,
	2008	2007
Product net revenues (Includes retail co-payments of $2,102 for 2008, and $1,986 for 2007)	$12,806.9	$11,026.3
Service revenues	156.0	133.3

Total net revenues	12,962.9	11,159.6

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $2,102 for 2008, and $1,986 for 2007)	12,016.8	10,349.9
Cost of service revenues	45.9	36.0

Total cost of revenues	12,062.7	10,385.9
Selling, general and administrative expenses	328.4	248.4
Amortization of intangibles	69.5	54.6
Interest and other (income) expense, net	54.3	14.9

Total cost of operations	12,514.9	10,703.8

Income before provision for income taxes	448.0	455.8
Provision for income taxes	177.8	181.0

Net income	$270.2	$274.8

Basic earnings per share:
Weighted average shares outstanding	526.9	573.5

Earnings per share	$0.51	$0.48

Diluted earnings per share:
Weighted average shares outstanding	537.8	582.3

Earnings per share	$0.50	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

	Shares of		$0.01	Accumulated
	Common	Shares of	Par Value	Other	Additional
	Stock	Treasury	Common	Comprehensive	Paid-in	Retained	Treasury
	Issued	Stock	Stock	Income (Loss)	Capital	Earnings	Stock	Total
Balances at December 29, 2007	647,385	111,445	$6.4	$6.4	$7,553.0	$2,826.4	$(3,516.9)	$6,875.3

Comprehensive income:
Net income	—	—	—	—	—	270.2	—	270.2

Other comprehensive income, net of tax:
Unrealized loss on investments	—	—	—	(0.1)	—	—	—	(0.1)

Unrealized loss on cash flow hedge, net of tax of $10.8	—	—	—	(16.9)	—	—	—	(16.9)

Amortization of effective portion of cash flow hedge, net of tax	—	—	—	0.1	—	—	—	0.1

Defined benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax of $0.4	—	—	—	(0.7)	—	—	—	(0.7)
Net gains (losses) included in net periodic benefit cost, net of tax of $(0.1)	—	—	—	0.1	—	—	—	0.1

Other comprehensive income	—	—	—	(17.5)	—	—	—	(17.5)

Total comprehensive income	—	—	—	(17.5)	—	270.2	—	252.7

Issuance of common stock for options exercised, including tax benefit	981	—	0.1	—	28.5	—	—	28.6

Issuance of common stock under employee stock purchase plans	86	—	—	—	4.4	—	—	4.4

Restricted stock and restricted stock unit activity, including tax benefit	1,006	—	—	—	0.1	—	—	0.1

Stock-based compensation related to options	—	—	—	—	14.3	—	—	14.3

Treasury stock acquired	—	21,050	—	—	—	—	(1,000.8)	(1,000.8)

Balances at March 29, 2008	649,458	132,495	$6.5	$(11.1)	$7,600.3	$3,096.6	$(4,517.7)	$6,174.6

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in millions)

	Quarters Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$270.2	$274.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40.1	41.5
Amortization of intangibles	69.5	54.6
Deferred income taxes	(42.4)	(35.7)
Stock-based compensation on employee stock plans	29.4	20.2
Tax benefit on employee stock plans	40.9	41.9
Excess tax benefits from stock-based compensation arrangements	(24.2)	(27.3)
Other	33.8	12.0
Net changes in assets and liabilities:
Manufacturer accounts receivable, net	(176.2)	(37.0)
Client accounts receivable, net	(125.8)	(42.4)
Inventories, net	(21.0)	(28.8)
Prepaid expenses and other current assets	(5.8)	(4.6)
Income taxes receivable	7.9	(2.9)
Other noncurrent assets	(4.0)	4.9
Claims and other accounts payable	(365.4)	(559.5)
Client rebates and guarantees payable	389.7	274.5
Accrued expenses and other current and noncurrent liabilities	48.8	114.3

Net cash provided by operating activities	165.5	100.5

Cash flows from investing activities:
Capital expenditures	(39.1)	(25.0)
Purchases of securities and other investments	(6.5)	(5.9)
Proceeds from sale of securities and other investments	—	2.6

Net cash used by investing activities	(45.6)	(28.3)

Cash flows from financing activities:
Proceeds from long-term debt	1,885.7	—
Repayments on long-term debt	(1,200.0)	(18.9)
Proceeds under accounts receivable financing facility	—	275.0
Debt issuance costs	(10.1)	—
Settlement of cash flow hedge	(45.4)	—
Purchase of treasury stock	(1,000.8)	(781.9)
Excess tax benefits from stock-based compensation arrangements	24.2	27.3
Net (payments) proceeds from employee stock plans	(7.0)	90.9

Net cash used by financing activities	(353.4)	(407.6)

Net decrease in cash and cash equivalents	(233.5)	(335.4)
Cash and cash equivalents at beginning of period	774.1	818.5

Cash and cash equivalents at end of period	$540.6	$483.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The Company’s fiscal quarters for 2008 and 2007 each consisted of 13 weeks and ended on March 29, 2008 and March 31, 2007, respectively.
     The Company previously disclosed a two-for-one stock split, which was effected in the form of a 100% stock dividend and distributed on January 24, 2008, to shareholders of record at the close of business on January 10, 2008. All share and per share amounts, including those as of and for the first quarter of 2007, have been adjusted for the increase in issued and outstanding shares after giving effect to the stock split. See Note 1, “Background and Basis of Presentation,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information.
2. RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARD
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements. SFAS 157 establishes a common definition for fair value to be applied with existing generally accepted accounting principles (“GAAP”) requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Company adopted SFAS 157 on December 30, 2007 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157,” (“FSP 157-2”) as noted below. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results.
     FSP 157-2 deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated statements of financial position and results of operations.
     Fair Value Hierarchy.     SFAS 157 defines the inputs used to measure fair value into the following hierarchy:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

     The Company utilizes the best available information in measuring fair value. The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of March 29, 2008 ($ in millions):
Medco Fair Value Measurements at Reporting Date

	March 29,
Description	2008	Level 1	Level 2	Level 3
Fair value of interest rate swap agreements	$6.6	$—	$6.6	$—
Available-for-sale investments	5.9	1.9	4.0	—
Money market mutual funds	396.0	396.0	—	—
     Available-for-sale securities classified as Level 1 are measured using quoted market prices for identical assets while the securities classified as Level 2 are measured through comparable assets observed in the markets. The Company’s interest rate swap agreements are valued using observable market inputs, and therefore are classified within Level 2. The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians.
3. STOCK-BASED COMPENSATION
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
     Summarized information related to stock options held by the Company’s employees and directors is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in thousands)	Exercise Price	Term	(in millions)
Outstanding at December 29, 2007	26,314.2	$24.64
Granted	4,686.2	50.35
Exercised	(979.1)	19.25
Forfeited	(226.6)	30.42

Outstanding at March 29, 2008	29,794.7	$28.82	7.35	$442.8

Exercisable at March 29, 2008	16,882.7	$21.26	6.39	$378.6

     As of March 29, 2008 there was $135.1 million of total unrecognized compensation cost related to stock options granted. That cost is expected to be recognized over a weighted average period of 2.3 years.
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
     Upon vesting, certain employees and directors may defer conversion of the restricted stock units to common stock. Restricted stock units granted to directors are required to be deferred until their service on the Board of Directors ends. Summarized information related to restricted stock units and restricted stock held by the Company’s employees and directors is as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value
Restricted Stock Units	(in thousands)	(in millions)
Outstanding at December 29, 2007	6,334.1
Granted	1,336.7
Converted	(1,626.6)
Forfeited	(51.6)

Outstanding at March 29, 2008	5,992.6	$261.8

Vested and deferred at March 29, 2008	629.6	$27.5

Aggregate
	Number of	Intrinsic
	Shares	Value
Restricted Stock	(in thousands)	(in millions)
Outstanding at December 29, 2007	79.8
Granted	—
Converted	—
Forfeited	—

Outstanding at March 29, 2008	79.8	$3.5

     The weighted average grant-date fair value of restricted stock units granted during the quarter ended March 29, 2008 was $50.35. As of March 29, 2008, there was $138.1 million of total unrecognized compensation cost related to nonvested restricted stock units and restricted stock grants. This cost is expected to be recognized over a weighted average period of 2.3 years.
4. ACQUISITION OF POLYMEDICA CORPORATION (“POLYMEDICA”)
     The operating results of PolyMedica, which was acquired on October 31, 2007, are included in the accompanying unaudited interim condensed consolidated financial statements. The unaudited pro forma results of operations of the Company and PolyMedica for the quarter ended March 31, 2007 as if the PolyMedica acquisition had occurred at the beginning of fiscal 2007 were as follows ($ in millions, except for per share amounts):

Quarter Ended
March 31,
2007
Pro forma total net revenues	$11,308.9
Pro forma net income	$269.5

Pro forma basic earnings per common share	$0.47
Pro forma diluted earnings per common share	$0.46
     The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the PolyMedica acquisition had been completed at the beginning of fiscal 2007. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.

5. EARNINGS PER SHARE (“EPS”)
     The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended
	March 29,	March 31,
	2008	2007
Weighted average shares outstanding	526.9	573.5
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	10.9	8.8

Weighted average shares outstanding assuming dilution	537.8	582.3

     SFAS No. 128, “Earnings per Share,” (“SFAS 128”) requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For the quarters ended March 29, 2008 and March 31, 2007, there were outstanding options to purchase 5.5 million and 11.4 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the SFAS 128 treasury stock method. These outstanding options may be dilutive to future EPS calculations. The decrease in the weighted average shares outstanding and diluted weighted average shares outstanding for the quarter ended March 29, 2008 compared to the same period in 2007 results from the repurchase of 132.4 million shares of stock in connection with the Company’s share repurchase program since its inception in 2005 through the first quarter of 2008, compared to an equivalent amount of 81.3 million shares purchased inception-to-date as of the first quarter of 2007. The Company repurchased approximately 21.0 million shares of stock in the first quarter of 2008. The decrease in shares outstanding was partially offset by the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options. In accordance with SFAS 128, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.
6. ACCOUNTS RECEIVABLE
     The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable are presented net of allowance for doubtful accounts and include a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. As of March 29, 2008 and December 29, 2007, identified net specialty pharmacy accounts receivable, primarily due from payors and patients, amounted to $475.1 million and $457.2 million, respectively.
     The Company’s allowance for doubtful accounts as of March 29, 2008 and December 29, 2007 of $127.4 million and $130.0 million, respectively, includes $75.5 million and $70.8 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The Company’s allowance for doubtful accounts as of March 29, 2008 and December 29, 2007 also includes $29.2 million and $30.3 million, respectively, related to PolyMedica for diabetic supplies dispensed and reimbursed by insurance companies and government agencies. In addition, the Company’s allowance for doubtful accounts also reflects amounts associated with member premiums for the Company’s Medicare Part D product offering. See Note 10, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Specialty Pharmacy segment.

7. GOODWILL AND INTANGIBLE ASSETS, NET
     The following is a summary of the Company’s goodwill and other intangible assets ($ in millions):

	March 29, 2008			December 29, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Goodwill:
PBM(1)	$5,131.5	$813.4	$4,318.1	$5,131.6	$813.4	$4,318.2
Specialty Pharmacy(2)	1,915.9	—	1,915.9	1,912.0	—	1,912.0

Total(3)	$7,047.4	$813.4	$6,234.0	$7,043.6	$813.4	$6,230.2

Intangible assets:
PBM(1)	$3,714.6	$1,638.5	$2,076.1	$3,714.2	$1,580.0	$2,134.2
Specialty Pharmacy(2)	861.4	101.7	759.7	861.5	90.7	770.8

Total	$4,576.0	$1,740.2	$2,835.8	$4,575.7	$1,670.7	$2,905.0

(1)	Principally comprised of the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck & Co., Inc. (“Merck”) in 1993, and the recorded value of Medco’s client relationships at the time of acquisition and, to a lesser extent, the Company’s acquisitions of PolyMedica in 2007, and ProVantage Health Services, Inc. in 2000.

(2)	Represents the Specialty Pharmacy segment, primarily reflecting the portion of the excess of the purchase price paid by the Company to acquire Accredo Health, Incorporated (“Accredo”) in 2005 over tangible net assets acquired, and to a significantly lesser extent, a portion of the excess of the purchase price paid by the Company to acquire Critical Care Systems, Inc. (“Critical Care”) in 2007, and Pediatric Services of America, Inc. in 2005.

(3)	The change in goodwill for the quarter ended March 29, 2008 primarily represents a final purchase price cash settlement with Critical Care.
     Aggregate intangible asset amortization expense is estimated to be as follows ($ in millions):

Fiscal Years Ending December
2008 (remaining)	$209.1
2009	263.2
2010	244.1
2011	233.0
2012	228.4

Total	$1,177.8

     The weighted average useful life of intangible assets subject to amortization is 22 years in total. The weighted average useful life is approximately 22 years for the PBM client relationships and approximately 21 years for the Specialty-acquired intangible assets. The Liberty trade name acquired intangible asset of $392 million has an indefinite life.

8. DEBT
     The Company’s debt consists of the following ($ in millions):

	March 29,	December 29,
	2008	2007
Short-term debt:
Accounts receivable financing facility	$600.0	$600.0

Total short-term debt	600.0	600.0

Long-term debt:
Senior unsecured revolving credit facility	600.0	1,400.0
Senior unsecured term loan	1,000.0	1,000.0
7.25% senior notes due 2013, net of unamortized discount	497.5	497.4
6.125% senior notes due 2013, net of unamortized discount	298.3	—
7.125% senior notes due 2018, net of unamortized discount	1,187.5	—
Fair value of interest rate swap agreements	6.6	(3.0)

Total long-term debt	3,589.9	2,894.4

Total debt	$4,189.9	$3,494.4

     Senior Notes.     On March 18, 2008, the Company completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. The Company will pay interest on both series of senior notes semi-annually on March 15 and September 15 of each year, beginning September 15, 2008. The Company used the net proceeds from the sale of these senior notes to repay borrowings under its revolving credit facility used to fund the acquisition of PolyMedica, which was described in Note 3, “Acquisitions of Businesses,” to the Company’s audited financial statements included in Part II, Item 8 of Medco’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The estimated aggregate fair value of the 6.125% senior notes equaled $302.7 million at March 29, 2008. The estimated aggregate fair value of the 7.125% senior notes equaled $1,237.2 million at March 29, 2008. The fair values are based on observable market inputs.
     In August 2003, in connection with Medco’s spin-off, the Company completed an underwritten public offering of $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25% per annum, with an effective interest rate of 7.365%, and mature on August 15, 2013. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of the notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable treasury issue for such redemption date plus 50 basis points. The estimated aggregate fair value of the 7.25% senior notes equaled $522.2 million at March 29, 2008. The fair value is based on observable market inputs.
     Swap Agreements.     On December 12, 2007, the Company entered into forward-starting interest rate swap agreements in contemplation of the issuance of long-term fixed-rate financing. These cash flow hedges were entered into to manage the Company’s exposure to changes in benchmark interest rates and mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term financing. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate, both with a settlement date of March 31, 2008. At the time of purchase, the cash flow hedges were anticipated to be effective in offsetting the changes in the expected future interest rate payments on the proposed debt offering attributable to fluctuations in the treasury benchmark interest rate.

     In the first quarter of 2008, the Company determined to issue 5-year senior notes and 10-year senior notes on March 18, 2008 as noted above. As a result, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge and was recorded as a component of interest and other (income) expense, net, in the accompanying unaudited interim condensed consolidated statement of income. The cash flow hedges were settled on March 17, 2008 for approximately $45.4 million and included an ineffective portion that resulted in an increase of $9.8 million to interest and other (income) expense, net, for the quarter ended March 29, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which the Company hedged its exposure to variability in future cash flows.
     The Company entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013, consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon quoted market prices that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented a net receivable of $6.6 million as of March 29, 2008, which is reported in other noncurrent assets, and a net payable of $3.0 million as of December 29, 2007, which was recorded in other noncurrent liabilities, with an offsetting amount recorded in long-term debt, net. These are the amounts that the Company would have received from third parties as of March 29, 2008 or would have had to pay to third parties as of December 29, 2007 if the derivative contracts had been settled. Under the terms of these swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month London Interbank Offered Rate (“LIBOR”) plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest and other (income) expense, net.
     Five-Year Credit Facilities.     On April 30, 2007, the Company entered into a senior unsecured credit agreement, which is available for working capital requirements, to fund the Company’s share repurchase program, acquisitions, and capital expenditures, and for general corporate purposes. The facilities consist of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The term loan matures on April 30, 2012, at which time the entire facility is required to be repaid. At the Company’s current debt ratings, the credit facilities bear interest at LIBOR plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused portion of the revolving credit facility.
     During the first quarter of 2008, the Company’s aggregate borrowings under the revolving credit facility decreased by approximately $800 million after applying the proceeds of the senior notes offering in March 2008 described above. As of March 29, 2008, the Company had $600 million outstanding and had $1.387 billion available for borrowing, after giving effect to $13 million in issued letters of credit, under its revolving credit facility.
     Accounts Receivable Financing Facility.     Through a wholly-owned subsidiary, the Company has a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebate accounts receivable. At March 29, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by the Company’s credit rating.
     364-day Credit Facility.     On March 18, 2008, the Company terminated the $800 million senior unsecured 364-day revolving credit agreement (the “364-Day Credit Agreement”) entered into on November 30, 2007, which provided for up to $800 million in revolving loans during the availability period, effective beginning on January 2, 2008. Interest was set at LIBOR plus a 0.55 percent margin, with a 10 basis point commitment fee due on the unused portion of the facility. No amounts were drawn by the Company under the 364-Day Credit Agreement at any time. In addition, the Company did not pay any early termination penalties.
     Covenants.     The various series of senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; and limitations on mergers and similar transactions. The 6.125% senior notes and the 7.125% senior notes are also subject to a covenant with respect to certain change of control triggering events, as well as an interest rate adjustment for a downgrade in the ratings to below investment grade on the senior notes. In addition, the senior unsecured credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. The Company was in compliance with all covenants at March 29, 2008.
     Aggregate Maturities and Interest Expense. The aggregate maturities of long-term debt are as follows ($ in millions):

Fiscal Years Ending December
2008	$—
2009	—
2010	—
2011	—
Thereafter	3,600.0

Total	$3,600.0

     Interest expense on total debt was $50.6 million and $22.8 million for the first quarters ended March 29, 2008 and March 31, 2007, respectively.
9. PENSION AND OTHER POSTRETIREMENT BENEFITS
     Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended
	March 29,	March 31,
	2008	2007
Service cost	$5.7	$4.4
Interest cost	2.3	1.7
Expected return on plan assets	(3.2)	(2.4)
Net amortization of actuarial losses	—	0.1

Net pension cost	$4.8	$3.8

     The increase in the net pension cost for the quarter ended March 29, 2008 compared to the same period last year is primarily due to additional employees participating in the cash balance retirement plan, as well as a plan amendment from graduated seven-year vesting to three-year cliff vesting, which became effective January 1, 2008.
     The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended
	March 29,	March 31,
	2008	2007
Service cost	$0.2	$0.2
Interest cost	0.2	0.2
Amortization of prior service credit	(1.1)	(1.1)
Net amortization of actuarial losses	0.2	0.2

Net postretirement benefit credit	$(0.5)	$(0.5)

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

10. SEGMENT REPORTING
     Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to the Company’s clients and members, either through the Company’s network of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products to patients with diabetes, commencing October 31, 2007, the date of the acquisition. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition and is also comprised of specialty pharmacy activity previously included within Medco’s PBM business, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services, commencing November 14, 2007, the date of acquisition.
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

	Quarter Ended March 29, 2008			Quarter Ended March 31, 2007
		Specialty			Specialty
	PBM(1)	Pharmacy(2)	Total	PBM	Pharmacy	Total

Product net revenues	$10,932.4	$1,874.5	$12,806.9	$9,591.3	$1,435.0	$11,026.3
Service revenues	140.9	15.1	156.0	118.6	14.7	133.3

Total net revenues	11,073.3	1,889.6	12,962.9	9,709.9	1,449.7	11,159.6
Total cost of revenues	10,318.2	1,744.5	12,062.7	9,052.3	1,333.6	10,385.9
Selling, general and administrative expenses	258.0	70.4	328.4	195.4	53.0	248.4
Amortization of intangibles	58.5	11.0	69.5	45.0	9.6	54.6

Operating income	$438.6	$63.7	$502.3	$417.2	$53.5	$470.7
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			54.3			14.9

Income before provision for income taxes			$448.0			$455.8

Capital expenditures	$32.7	$6.4	$39.1	$20.0	$5.0	$25.0

Identifiable Assets	As of March 29, 2008			As of December 29, 2007
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$12,525.3	$3,709.2	$16,234.5	$12,597.7	$3,620.2	$16,217.9

(1)	Includes PolyMedica’s operating results commencing October 31, 2007, the date of acquisition.

(2)	Includes Critical Care’s operating results commencing November 14, 2007, the date of acquisition.

11. COMMITMENTS AND CONTINGENCIES
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
     Government Proceedings and Requests for Information. The Company is aware of the existence of two sealed qui tam matters. The first action is filed in the Eastern District of Pennsylvania and it appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of these two qui tam matters during settlement negotiations on an unrelated matter with the Department of Justice in 2006. The Company does not know the identities of the relators in either of these matters. These two qui tam matters were not considered in the Company’s settlement with the Department of Justice discussed in Note 4, “Legal Settlements Charge,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
     ERISA and Similar Litigation. In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck and the Company. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA (the Employee Retirement Income Security Act of 1974) and that the Company had breached fiduciary obligations under ERISA in a variety of ways. After the Gruer case was filed, a number of other cases were filed in the same court asserting similar claims. In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis for $42.5 million, and agreed to certain business practice changes, to avoid the significant cost and distraction of protracted litigation. In September 2003, the Company paid $38.3 million to an escrow account, representing the Company’s portion, or 90%, of the proposed settlement. The release of claims under the settlement applies to plans for which the Company administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval. It does not involve the release of any potential antitrust claims. In May 2004, the U.S. District Court granted final approval to the settlement and a final judgment was entered in June 2004.

     Various appeals were taken and in October 2007, the U.S. Court of Appeals for the Second Circuit overruled all but one objection to the settlement that had been the subject of the appeals. The appeals court vacated the lower court’s approval of the settlement in one respect, and remanded the case to the District Court for further proceedings relating to the manner in which the settlement funds should be allocated between self-funded and insured plans. Since that time, the settlement has been revised to allocate a greater percentage of the settlement funds to self-funded plans, and a hearing on whether the revised settlement should be approved is scheduled to take place in May 2008. The plaintiff in one of the Gruer series of cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., has elected to opt out of the settlement.
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
     In October 2003, a lawsuit captioned North Jackson Pharmacy, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Northern District of Alabama against Merck and the Company. In their Second Amended Complaint, the plaintiffs allege that Merck and the Company engaged in price fixing and other unlawful concerted actions with others, including other PBMs, to restrain trade in the dispensing and sale of prescription drugs to customers of retail pharmacies who participate in programs or plans that pay for all or part of the drugs dispensed, and conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through such concerted action, Merck and the Company engaged in various forms of anticompetitive conduct, including, among other things, setting reimbursement rates to such pharmacies at unreasonably low levels. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification has been granted, but this matter has been consolidated with other actions where class certification remains an open issue.
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
     In January 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that had contracted with the Company and that had indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck had failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the amended complaint-in-intervention filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed in Note 4, “Legal Settlements Charge,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company had been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. In the complaint, the plaintiff further alleges, among other things, that the Company acts as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition.
     In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that had contracted with the Company within three years prior to the filing of the complaint, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act, and seeks, among other things, compensatory damages, attorneys’ fees and injunctive relief. On September 21, 2007, the Magistrate Judge recommended that the District Court deny Medco’s motion to stay the action pending arbitration. On October 4, 2007, Medco filed an objection to the Magistrate’s Report and Recommendation. That motion is pending.
     Contract Litigation. In July 2003, a lawsuit captioned Group Hospitalization and Medical Services v. Merck-Medco Managed Care, L.L.C., et al. was filed against the Company in the Superior Court of New Jersey. In this action, the Company’s former client, CareFirst Blue Cross Blue Shield, asserts claims for violation of fiduciary duty under state law; breach of contract; negligent misrepresentation; unjust enrichment; violations of certain District of Columbia laws regarding consumer protection and restraint of trade; and violation of a New Jersey law prohibiting racketeering. The plaintiff demands compensatory damages, punitive damages, treble damages for certain claims and restitution. Following a summary judgment hearing in this matter on November 30, 2007, the judge dismissed the fiduciary duty, consumer fraud, and racketeering claims. On December 21, 2007, the Company and CareFirst Blue Cross Blue Shield agreed in principle to settle this matter for an immaterial amount and subsequently, the parties formally settled this matter and the judge has dismissed the complaint with prejudice.
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
     Bankruptcy Preference Litigation. On November 4, 2004, a preference action captioned Berman v. Paid Prescriptions, LLC (In re HNRC Dissolution Co.) was filed against the Company in the United States Bankruptcy Court for the Eastern District of Kentucky, Ashland Division. The lawsuit seeks to recover payments made by the debtor (a former client of the Company) prior to the filing of the bankruptcy petition. The Company was never properly served with the complaint, and first learned of this matter in the fourth quarter of 2007 after the Trustee of the bankruptcy estate obtained a default judgment against the Company. The Company has filed a motion to vacate the default judgment. This motion is pending before the bankruptcy court.
     Accredo. Accredo, a former Accredo officer and a former Accredo officer who is a current Medco director are defendants in a securities class action lawsuit filed in the United States District Court for the Western District of Tennessee. Plaintiffs in the securities class action lawsuit allege that the actions and omissions of the current Medco director and former Accredo officer relating to a prior acquisition by Accredo constitute violations of various sections of the Securities Exchange Act of 1934. Summary judgment motions will be filed in the summer of 2008 and trial is currently scheduled to commence in October 2008.
     Certain former officers and former directors of Accredo are defendants in a stockholders derivative suit based on the same underlying claims filed in the Circuit Court of Shelby County, Tennessee. Plaintiffs in the derivative suit allege that the former officers and former directors have breached their fiduciary duty to Accredo and also allege other violations. Pending court approval, the derivative case has been settled in principle for an immaterial amount, which is entirely covered by insurance.
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
     On September 28, 2007, the parties to these actions reached an agreement in principle to settle the actions for an immaterial amount. As part of the settlement, the defendants, while denying all allegations of wrongdoing, agreed, among other things, to make certain disclosures and to pay certain fees and costs associated with the litigation. The settlement is subject to court approval.
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

Purchase Obligations
     The Company has entered into agreements with certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer that contain minimum purchasing volume commitments. As of March 29, 2008, these purchase obligations amounted to $123.6 million for the remainder of 2008, the majority of which is associated with Accredo’s specialty pharmacy business. There are no such commitments beyond 2008.
     PolyMedica has entered into purchase commitments for advertising spots and other media to obtain favorable advertising rates. As of March 29, 2008, these commitments amounted to $6.2 million through 2010, of which $5.4 is committed for the remainder of 2008.
12. RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and the Company is evaluating the impact that such adoption will have on its financial statements.
     In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements,” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF 07-1 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. The Company’s adoption of EITF 07-01 in 2009 is not expected to have a material impact on its consolidated financial statements.
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
     SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company’s adoption of SFAS 160 in 2009 is not expected to have a material impact on its consolidated financial statements.

13. SUBSEQUENT EVENT
Acquisition of a Majority Interest in Europa Apotheek Venlo B.V.
     On April 28, 2008, the Company completed the acquisition of a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands, which provides clinical health care and mail-order pharmacy services in Germany. In this transaction Medco acquired a majority equity interest in Europa Apotheek for approximately $120 million, with additional future consideration for achieving performance targets. This acquisition is a logical extension of the Company’s international strategy to leverage the Company’s proven proprietary technologies and partnering to deliver customized solutions to the challenges of managing health care costs and improving clinical care abroad.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the pharmacy benefit management (“PBM”) and specialty pharmacy industries, and other legal, regulatory and economic developments. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those set forth below.
•	Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients;

•	Failure to retain key clients could result in significantly decreased revenues and could harm our profitability;

•	If we do not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline;

•	Our acquisition activity has increased recently and if we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention;

•	If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations;

•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;

•	Failure to execute our Medicare Part D prescription drug benefits strategy could adversely impact our business and financial results;

•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;

•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;

•	We are subject to corporate integrity agreements and noncompliance may impede our ability to conduct business with the federal government;

•	Legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable medical information could limit our ability to use information that is critical to the operation of our business;

•	Our specialty pharmacy business is highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or increase our revenues;

•	Our ability to grow our specialty pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;

•	Our specialty pharmacy business, Medicare Part D offerings and certain revenues from diabetes testing supplies expose us to increased credit risk;

•	Changes in industry pricing benchmarks could adversely affect our financial performance;

•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance;
•	Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if products are withdrawn from the market, if prescription drugs transition to over-the-counter products, or if increased safety risk profiles of specific drugs result in utilization decreases;

•	We may be subject to liability claims for damages and other expenses that are not covered by insurance;

•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure and failure to execute could adversely impact our business;

•	We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives;
•	Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our PolyMedica diabetes testing supplies revenues and profits under our Liberty brand; and

•	Anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.
     The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business described in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents filed from time to time with the Securities and Exchange Commission.
Overview
     We are the nation’s leading pharmacy benefit manager based on net revenues. We provide sophisticated traditional and specialty prescription drug benefit programs and services for our clients and members. Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, and particularly in specialty pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing PBM services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our Specialty Pharmacy segment, Accredo Health Group, which became the nation’s largest specialty pharmacy based on revenues with our 2005 acquisition of Accredo Health, Incorporated (“Accredo”) (the “Accredo acquisition”). In 2007, we introduced the Medco Therapeutic Resource Centers®, staffed with more than 1,100 pharmacists who are trained and certified in specific complex and chronic conditions and have expertise with the associated medications. The therapeutic resource center for diabetes was augmented with the 2007 acquisition of

PolyMedica Corporation (“PolyMedica”), through which we became the largest diabetes pharmacy care practice based on covered patients. See Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for more information.
     We previously disclosed a two-for-one stock split, which was effected in the form of a 100% stock dividend and distributed on January 24, 2008, to shareholders of record at the close of business on January 10, 2008. All share and per share amounts, including those as of and for the first quarter of 2007, have been adjusted for the increase in issued and outstanding shares after giving effect to the stock split. See Note 1, “Background and Basis of Presentation,” to the audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information.
     The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and membership are paramount to our success; the retention of existing and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive mail-order volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years, and our ability to continue to provide innovative and competitive clinical and other services to clients and patients, including our active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry.
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
Financial Performance Summary for the Quarter Ended March 29, 2008
     Our diluted earnings per share increased 6.4% to $0.50 for the first quarter of 2008 from $0.47 per share for the first quarter of 2007. Our net income decreased 1.7% to $270.2 million in the first quarter of 2008 compared to $274.8 million in the first quarter of 2007, which included the benefit from the short-term availability of generic Plavix®. The diluted earnings per share and net income activity reflects higher generic dispensing rates, mail-order penetration and manufacturer rebate retention rates, as well as a decrease in the diluted weighted average shares outstanding. These are partially offset by the aforementioned Plavix benefit in the first quarter of 2007, as well as higher start-up costs from significant new client installations, and higher client price discounts reflecting an increased level of first-quarter client renewals in 2008 compared to the first quarter of 2007. In addition, the first quarter of 2008 includes the operating results of PolyMedica and Critical Care Systems, Inc. (“Critical Care”) commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.
     The diluted weighted average shares outstanding were 537.8 million for the first quarter of 2008, compared to 582.3 million for the first quarter of 2007, representing a decrease of 7.6%. This decrease results from our share repurchase program which commenced in 2005.
     Total net revenues increased 16.2% to $12,962.9 million for the first quarter of 2008, compared to the same period last year. Product net revenues increased 16.1% to $12,806.9 million, which reflects higher total volume driven by new business, as well as price inflation on brand-name drugs, partially offset by a greater representation of lower cost generic drugs and higher client price discounts. Additionally, our service revenues increased 17.0% to $156.0 million, which is primarily attributable to higher client and other service revenues, reflecting higher revenues for services associated with Medicare Part D-related product offerings, clinical programs, and nursing services, in addition to higher claims processing administrative fees.
     Total prescription volume, adjusted for the difference in days supply between mail and retail, increased 9.1% to 206.7 million for the first quarter of 2008, substantially the result of higher volumes from new clients. The adjusted mail-order penetration rate increased to 38.4% for the first quarter of 2008, compared to 36.9% for the first quarter of 2007, and results from a large mail-order only client commencing in 2008.
     Our overall generic dispensing rate increased to 63.3% for the first quarter of 2008, compared to 58.2% for the first quarter of 2007. This increase reflects the introduction of new generic products during this period, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization. The higher generic dispensing rate, which contributes to lower costs for clients and members, resulted in a reduction of approximately $750 million in net revenues for the first quarter of 2008.
     Our overall gross margin of 6.9% for the first quarter of 2008 was consistent with the first quarter of 2007, primarily reflecting our increased generic dispensing rate, mail-order volume and rebate retention rates, offset by the aforementioned Plavix benefit in the first quarter of 2007, as well as new client start-up costs and client price discounts.
     Selling, general and administrative (“SG&A”) expenses of $328.4 million for the first quarter of 2008 increased from the first quarter of 2007 by $80.0 million, or 32.2%, reflecting the addition of PolyMedica and Critical Care SG&A expenses, as well as higher employee-related costs associated with business growth across the Company, including client and product support activities.
     Amortization of intangible assets of $69.5 million for the first quarter of 2008 increased $14.9 million from the first quarter of 2007 as a result of the PolyMedica and Critical Care acquisitions.
     Interest and other (income) expense, net, of $54.3 million for the first quarter of 2008 increased $39.4 million compared to the first quarter of 2007, primarily attributable to higher interest expense reflecting increased borrowings to fund our acquisitions, share repurchase program, general corporate activities, working capital requirements, and capital expenditures, as well as a charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “—Liquidity and Capital Resources—Swap Agreements.”
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.7% for the first quarter of 2008, consistent with the first quarter of 2007.
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
     In addition, our product net revenues include premiums associated with our Medicare Part D Prescription Drug Program (“PDP”) risk-based product offering. This product involves prescription dispensing for members covered under the CMS-sponsored Medicare Part D benefit. Since 2006, two of our insurance company subsidiaries have been operating under contracts with CMS to offer a number of Medicare Part D PDP products. The products involve underwriting the benefit and charging member premiums for prescription dispensing covered under the CMS-approved Medicare Part D benefit. We provide a Medicare drug benefit that represents either (i) the minimum, standard level of benefits mandated by statute, or (ii) enhanced coverage, on behalf of certain clients, which exceeds the standard drug benefit in exchange for additional premiums.
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
     In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. The subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, subsidies are reconciled with actual costs and residual subsidy advance receipts are payable to CMS. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. In the first quarters of 2008 and 2007, premium revenues for our PDP product, which exclude member cost share, were $81 million and $77 million, respectively, or less than 1% of total net revenues.
     Our agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require us to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to “any willing pharmacy;” (vii) provide emergency out-of-network coverage; and (viii) implement a comprehensive Medicare and Fraud, Waste and Abuse compliance program. As a CMS-approved PDP, our policies and practices associated with executing the program are subject to audit, and if material contractual or regulatory non-compliance was to be identified, applicable sanctions and/or monetary penalties may be imposed. Additionally, each calendar year, payment will vary based on the annual benchmark that applies as a result of Medicare Part D plan bids for the applicable year, as well as for changes in the CMS methodology for calculating risk adjustment factors.
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
     Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare Part D PDP product offering and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,050 for coverage year 2008 and $3,850 for coverage year 2007. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, residual subsidy advance receipts are payable to CMS. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.
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
     Interest and other (income) expense, net, primarily includes interest expense on our senior unsecured credit facilities, accounts receivable financing facility, senior notes, and, in the first quarter of 2008, a loss on the ineffective portion of the settled forward-starting interest rate swap agreements. Interest and other (income) expense, net, also includes interest income or interest expense on interest rate swap agreements on $200 million of the 7.25% senior notes. This net expense amount is partially offset by interest income generated by cash and cash equivalent investments and short- and long-term investments in marketable securities.
     For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
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
     Our stockholders’ equity includes an offset for treasury stock purchases under our share repurchase program. The accumulated other comprehensive income component of stockholders’ equity includes the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R),” and unrealized investment gains and losses, as well as unrealized losses on cash flow hedges associated with our senior notes.
     Consolidated Statements of Cash Flows
     An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle. We also generate operating cash flows associated with our Medicare Part D PDP product offering, including premiums, cost share, and various subsidies received in advance from CMS. In addition, our operating cash flows include tax benefits associated with employee stock plans other than the benefits of realized tax deductions in excess of tax benefits on compensation expense.
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
     Ongoing investing cash flows are primarily associated with capital expenditures including technology investments, as well as purchases and proceeds from securities and other investments, which relate to investment activities of our insurance companies. Acquisitions will also generally result in cash outflows from investing activities. Our financing cash flows primarily include share repurchases, proceeds from debt, interest and principal payments on our outstanding debt, proceeds from employee stock plans, and the benefits of realized tax deductions in excess of tax benefits on compensation expense.
Client-Related Information
     Revenues from UnitedHealth Group Incorporated (“UnitedHealth Group”), currently our largest client, amounted to approximately $2,800 million, or 21%, of our net revenues in the first quarter of 2008, and approximately $2,500 million, or 22%, of our net revenues in the first quarter of 2007. The UnitedHealth Group account has much lower mail-order penetration and, because of its size, much steeper pricing than the average client, and consequently generates lower profitability than typical client accounts. On April 22, 2008, the Company issued a press release announcing that it has reached agreement with UnitedHealth Group to provide pharmacy benefit services through December 31, 2012 under a new agreement which includes terms that provide better alignment between the parties. None of our other clients individually represented more than 10% of our net revenues in the first quarter of 2008 or 2007.
Segment Discussion
     We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products to patients with diabetes, commencing October 31, 2007, the date of the acquisition. The Specialty Pharmacy segment, which was formed upon the Accredo acquisition and is also comprised of specialty pharmacy activity previously included within Medco’s PBM business, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services, commencing November 14, 2007, the date of acquisition.
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
     The PBM segment is measured and managed on an integrated basis, and there is no distinct measurement that separates the performance and profitability of mail order and retail. We offer fully integrated PBM services to virtually all of our PBM clients and their members. The PBM services we provide to our clients are generally delivered and managed under a single contract for each client. Currently, both the PBM and the Specialty Pharmacy segments operate in one geographic region, which includes the United States and Puerto Rico.
     As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco’s PBM operations as a single segment for purposes of making decisions about resource allocations and in assessing performance.

Consolidated Results of Operations
     The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter
	Ended			Ended
	March 29,	Increase		March 31,
	2008(1)	(Decrease)		2007
Net Revenues
Retail product(2)	$7,415.6	$703.3	10.5%	$6,712.3
Mail-order product	5,391.3	1,077.3	25.0%	4,314.0

Total product(2)	$12,806.9	$1,780.6	16.1%	$11,026.3

Client and other service	114.8	18.0	18.6%	96.8
Manufacturer service	41.2	4.7	12.9%	36.5

Total service	$156.0	$22.7	17.0%	$133.3

Total net revenues(2)	$12,962.9	$1,803.3	16.2%	$11,159.6

Cost of Revenues
Product(2)	$12,016.8	$1,666.9	16.1%	$10,349.9
Service	45.9	9.9	27.5%	36.0

Total cost of revenues(2)	$12,062.7	$1,676.8	16.1%	$10,385.9

Gross Margin(3)
Product	$790.1	$113.7	16.8%	$676.4
Product gross margin percentage	6.2%	0.1%		6.1%
Service	$110.1	$12.8	13.2%	$97.3
Service gross margin percentage	70.6%	(2.4)%		73.0%
Total gross margin	$900.2	$126.5	16.4%	$773.7
Gross margin percentage	6.9%	—		6.9%

Volume Information
Retail prescriptions	127.2	7.7	6.4%	119.5
Mail-order prescriptions	26.6	3.2	13.7%	23.4

Total prescriptions	153.8	10.9	7.6%	142.9

Adjusted prescriptions(4)	206.7	17.2	9.1%	189.5

Adjusted mail-order penetration(5)	38.4%	1.5%		36.9%
Other volume(6)	1.2	1.2	N/M *	—
Generic Dispensing Rate Information
Retail generic dispensing rate	65.3%	5.1%		60.2%
Mail-order generic dispensing rate	53.6%	5.2%		48.4%
Overall generic dispensing rate	63.3%	5.1%		58.2%

*	Not meaningful.

(1)	Includes PolyMedica’s and Critical Care’s operating results commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.

(2)	Includes retail co-payments of $2,102 million for the first quarter of 2008 and $1,986 million for the first quarter of 2007.

(3)	Defined as net revenues minus cost of revenues.

(4)	Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

(5)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

(6)	Represents over-the-counter drugs, as well as diabetic supplies primarily dispensed by PolyMedica.

Net Revenues
     Retail. The $703 million increase in retail net revenues for the first quarter of 2008 is attributable to net volume increases of $434 million primarily from new business, and net price increases of $269 million driven by price inflation on brand-name drugs, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $510 million for the first quarter from a greater representation of generic drugs in 2008.
     Mail. The $1,077 million increase in mail-order net revenues for the first quarter of 2008 reflects net volume increases of $822 million primarily from new business and incremental volume from PolyMedica, and net price increases of $255 million driven by price inflation on brand-name drugs, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $240 million for the first quarter from a greater representation of generic drugs in 2008.
     Our product net revenues include premium revenues for our Medicare Part D PDP risk-based product offering, which exclude member cost share. In the first quarters of 2008 and 2007, premium revenues for our PDP product were $81 million and $77 million, respectively, or less than 1% of total net revenues.
     Our overall generic dispensing rate increased to 63.3% for the first quarter of 2008, compared to 58.2% for the first quarter of 2007. Mail-order and retail generic dispensing rates increased to 53.6% and 65.3%, respectively, for the first quarter of 2008, compared to 48.4% and 60.2% for the first quarter of 2007, respectively. These increases reflect the introduction of new generic products during these periods, the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics, and our programs designed to encourage generic utilization.
     Service revenues increased $23 million in the first quarter of 2008 as a result of higher client and other service revenues of $18 million and higher manufacturer service revenues of $5 million. The higher client and other service revenues reflect higher revenues for services associated with Medicare Part D-related product offerings, clinical programs, and nursing services, in addition to higher claims processing administrative fees. The higher manufacturer revenues result from higher administrative fees earned primarily from higher volumes.
Gross Margin
     Our product gross margin percentage was 6.2% for the first quarter of 2008 compared to 6.1% for the first quarter of 2007. The rate of change in cost of product net revenues was consistent with the rate of change in product net revenues, reflecting the greater representation of lower-cost generic products, as well as higher mail-order volumes, favorable retail pharmacy reimbursement rates, and increased brand-name pharmaceutical rebates. These items are offset by price inflation on brand-name drugs, the first-quarter 2007 benefit from the short-term availability of generic Plavix, and new client start-up costs. Also contributing as an offset are higher client price discounts, which include an increased level of first-quarter client renewals in 2008 compared to the first quarter of 2007 and the effect of 2008 new clients.
     Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $1,053 million in the first quarter of 2008, and $919 million in the first quarter of 2007, with formulary rebates representing 50.2% and 49.0% of total rebates, respectively. The increase in rebates earned reflects improved formulary management and patient compliance, as well as favorable pharmaceutical manufacturer rebate contract revisions, and decreased rebates as a result of brand-name drugs that have lost patent protection. We retained approximately $211 million, or 20.0%, of total rebates in the first quarter of 2008, compared to $168 million, or 18.3%, in the first quarter of 2007, reflecting the current mix of client rebate sharing arrangements.
     Service gross margin of $110 million for the first quarter of 2008 increased $13 million compared to $97 million for the first quarter of 2007. This reflects the increase in service revenues of $23 million driven by the aforementioned client and other service revenue increases, offset by increases in cost of service revenues of $10 million reflecting higher labor and other costs associated with client programs including Medicare Part D and the aforementioned nursing services.

     The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 29,	Increase		March 31,
	2008(1)	(Decrease)		2007
Gross margin(2)	$900.2	$126.5	16.4%	$773.7
Selling, general and administrative expenses	328.4	80.0	32.2%	248.4
Amortization of intangibles	69.5	14.9	27.3%	54.6
Interest and other (income) expense, net	54.3	39.4	264.4%	14.9

Income before provision for income taxes	448.0	(7.8)	(1.7)%	455.8
Provision for income taxes	177.8	(3.2)	(1.8)%	181.0

Net income	$270.2	$(4.6)	(1.7)%	$274.8

(1)	Includes PolyMedica’s and Critical Care’s operating results commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.

(2)	Defined as net revenues minus cost of revenues.
Selling, General and Administrative Expenses
     SG&A expenses for the first quarter of 2008 were $328 million and increased from the first quarter of 2007 by $80 million, or 32.2%. This primarily reflects PolyMedica SG&A expenses of $46 million, as well as higher employee-related costs of $19 million associated with business growth across the Company, including client and product support activities. Also contributing to the increase are Critical Care SG&A expenses of $14 million.
Amortization of Intangibles
     Amortization of intangible assets was $70 million for the first quarter of 2008 compared to $55 million for the first quarter of 2007. The increase reflects the additional intangible amortization associated with the PolyMedica and Critical Care acquisitions.
Interest and Other (Income) Expense, Net
     Interest and other (income) expense, net, increased $39.4 million for the first quarter of 2008, compared to the same period last year. The variance results from higher interest expense of $27.8 million, lower interest income of $1.8 million, and other expense of $9.8 million from a charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes described further below under “—Liquidity and Capital Resources—Swap Agreements.” The interest expense variance reflects increased borrowings to fund our acquisitions, share repurchase program, general corporate activities, working capital requirements, and capital expenditures, partially offset by lower interest rates on floating rate debt. The interest income variance reflects lower interest rates.
     The weighted average interest rate on our indebtedness was approximately 5.2% for the first quarter of 2008, compared to 6.9% for the first quarter of 2007, and reflects variability in floating interest rates on the senior unsecured credit facilities and the accounts receivable financing facility.
Provision for Income Taxes
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.7% in the first quarter of 2008, consistent with the first quarter of 2007.

Net Income and Earnings per Share
     Net income as a percentage of net revenues decreased to 2.1% in the first quarter of 2008, from 2.5% in the first quarter of 2007, as a result of the aforementioned factors. Diluted earnings per share increased 6.4% to $0.50 for the first quarter of 2008, from $0.47 for the first quarter of 2007.
     The diluted weighted average shares outstanding were 537.8 million for the first quarter of 2008, compared to 582.3 million for the first quarter of 2007, representing a decrease of 7.6%. This decreases results from the repurchase of approximately 132.4 million shares of stock in connection with our share repurchase program since its inception in 2005 through the end of the first quarter of 2008, compared to an equivalent amount of 81.3 million shares repurchased inception-to-date through the end of the first quarter of 2007. There were approximately 21.0 million shares repurchased in the first quarter of 2008, compared to 23.2 million shares repurchased in the first quarter of 2007. The effect of these repurchases was partially offset by the dilutive effect of stock options.
Segment Results of Operations
PBM Segment
     The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 29,	Increase		March 31,
	2008(1)	(Decrease)		2007
Product net revenues	$10,932.4	$1,341.1	14.0%	$9,591.3
Total service revenues	140.9	22.3	18.8%	118.6

Total net revenues	11,073.3	1,363.4	14.0%	9,709.9
Total cost of revenues	10,318.2	1,265.9	14.0%	9,052.3

Total gross margin (2)	$755.1	$97.5	14.8%	$657.6
Gross margin percentage	6.8%	—		6.8%

Selling, general and administrative expenses	258.0	62.6	32.0%	195.4
Amortization of intangibles	58.5	13.5	30.0%	45.0

Operating income	$438.6	$21.4	5.1%	$417.2

(1)	Includes PolyMedica’s operating results commencing October 31, 2007, the date of acquisition.

(2)	Defined as net revenues minus cost of revenues.
     PBM total net revenues of $11,073 million for the first quarter of 2008 increased $1,363 million, compared to the first-quarter 2007 revenues of $9,710 million. The increase primarily reflects higher total volume driven by new business and incremental volume from PolyMedica, as well as price inflation on brand-name drugs, partially offset by a greater representation of lower cost generic drugs and higher client price discounts.
     Gross margins were 6.8% of net revenues for the first quarter of 2008, consistent with the first quarter of 2007, primarily driven by the increased generic dispensing rates, higher mail-order penetration reflecting a large mail-order only client commencing in 2008, and higher rebate retention rates, offset by the aforementioned Plavix benefit in the first quarter of 2007, as well as new client start-up costs and higher client price discounts.
     SG&A expenses for the first quarter of 2008 were $258 million and increased from the first quarter of 2007 by $63 million. This primarily reflects SG&A expenses associated with PolyMedica, as well as higher employee-related costs associated with business growth across the Company. Amortization of intangible assets was $59 million for the first quarter of 2008, an increase of $14 million from the first quarter of 2007, reflecting the additional intangible amortization associated with the PolyMedica acquisition.
     Operating income of $439 million for the first quarter of 2008 increased $21 million, or 5.1%, compared to the first quarter of 2007. The increased operating income results from the aforementioned factors. For additional information on the PBM segment, see Note 10, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Specialty Pharmacy Segment
     The Specialty Pharmacy segment is also comprised of specialty pharmacy activity previously included within Medco’s PBM business, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 29,	Increase		March 31,
	2008(1)	(Decrease)		2007
Product net revenues	$1,874.5	$439.5	30.6%	$1,435.0
Total service revenues	15.1	0.4	2.7%	14.7

Total net revenues	1,889.6	439.9	30.3%	1,449.7
Total cost of revenues	1,744.5	410.9	30.8%	1,333.6

Total gross margin (2)	$145.1	$29.0	25.0%	$116.1
Gross margin percentage	7.7%	(0.3)%		8.0%

Selling, general and administrative expenses	70.4	17.4	32.8%	53.0
Amortization of intangibles	11.0	1.4	14.6%	9.6

Operating income	$63.7	$10.2	19.1%	$53.5

(1)	Includes Critical Care’s operating results, which commenced November 14, 2007, the date of acquisition.

(2)	Defined as net revenues minus cost of revenues.
     Specialty Pharmacy total net revenues of $1,890 million for the first quarter of 2008 increased $440 million compared to the first-quarter 2007 revenues of $1,450 million. The increase primarily results from higher mail-order revenues reflecting new clients, as well as incremental revenues resulting from the Critical Care acquisition.
     Gross margins were 7.7% of net revenues for the first quarter of 2008, compared to 8.0% for the first quarter of 2007. The decreased gross margin primarily results from new client mix and start-up costs, lower brand-name manufacturer purchase discounts, as well as lower margin associated with the timing of inventory purchases, partially offset by the higher margins associated with the Critical Care product line.
     SG&A expenses for the first quarter of 2008 were $70 million, and increased from the first quarter of 2007 by $17 million. This increase primarily reflects the aforementioned SG&A expenses associated with Critical Care of $14 million, as well as higher employee-related costs. Amortization of intangible assets was $11 million for the first quarter of 2008, an increase of $1 million from the first quarter of 2007, reflecting the additional intangible amortization resulting from the Critical Care acquisition.
     Operating income of $64 million for the first quarter of 2008 increased $10 million compared to the first-quarter 2007 operating income of $54 million. The increased operating income results from the aforementioned factors. For additional information on the Specialty Pharmacy segment, see Note 10, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
     The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Quarter		Quarter
	Ended		Ended
	March 29,		March 31,
	2008(1)	Variance	2007
Net cash provided by operating activities	$165.5	$65.0	$100.5
Net cash used by investing activities	(45.6)	(17.3)	(28.3)
Net cash used by financing activities	(353.4)	54.2	(407.6)

Net decrease in cash and cash equivalents	(233.5)	101.9	(335.4)
Cash and cash equivalents at beginning of period	774.1	(44.4)	818.5

Cash and cash equivalents at end of period	$540.6	$57.5	$483.1

(1)	Includes PolyMedica’s and Critical Care’s operating results commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.
     Operating Activities. Net cash provided by operating activities of $166 million for the first quarter of 2008 reflects net income of $270 million, with adjustments for depreciation and amortization of $110 million. Additionally, there were net cash inflows of $390 million for client rebates and guarantees payable reflecting increased client rebates passed back to clients and payment timing, and net cash inflows of $49 million from accrued expenses and other current and noncurrent liabilities, primarily due to the timing of income tax payments. These cash inflows were partially offset by cash outflows of $365 million resulting from a decrease in claims and other accounts payable due the timing of payment cycles. In addition, there were net cash outflows of $302 million associated with increases in manufacturer and client accounts receivable reflecting business growth.
     The $65 million increase in net cash provided by operating activities in the first quarter of 2008 compared to the first quarter of 2007 is primarily due to an increase in cash flows of $194 million from claims and other accounts payable, reflecting higher retail volumes, partially offset by a decrease in cash flows of $139 million from manufacturer accounts receivable, net, reflecting business growth.
     Investing Activities. The net cash used by investing activities of $46 million is primarily attributable to capital expenditures of $39 million associated with capitalized software development in connection with client-related programs and our Medicare Part D PDP product offering, and technology and pharmacy operations hardware investments, including those associated with the construction of our third automated dispensing pharmacy, which is expected to be operational in 2009. The $17 million increase in net cash used by investing activities in the first quarter of 2008 compared to the first quarter of 2007 is primarily due to an increase in capital expenditures.
     Financing Activities. The net cash used by financing activities of $353 million in the first quarter of 2008 primarily results from $1 billion in share repurchases and repayments on long-term debt of $1.2 billion, partially offset by proceeds from long-term debt of $1.9 billion, comprised of $1.5 billion from our underwritten public offering of senior notes discussed below, and a $0.4 billion draw down under our 5-year senior unsecured revolving credit facility. Net cash used by financing activities also includes a $45.4 million settlement of a cash flow hedge that we entered into in December 2007 described below, as well as $24 million of excess tax benefits from stock-based compensation arrangements. The decrease in net cash used by financing activities of $54 million in the first quarter of 2008 compared to the first quarter of 2007 primarily results from an increase in proceeds from debt of $1.9 billion, partially offset by an increase in repayments on debt of $1.2 billion, a $275 million decrease in proceeds under the accounts receivable financing facility, an increase in share repurchases of $219 million, a decrease in net proceeds from employee stock plans of $98 million, as well as the $45.4 million settlement of the cash flow hedge.
     On March 18, 2008, we completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-

year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. We will pay interest on both series of senior notes semi-annually on March 15 and September 15 of each year, beginning September 15, 2008. We used the net proceeds from the sale of these senior notes to repay borrowings under our revolving credit facility used to fund the acquisition of PolyMedica, which was described in Note 3, “Acquisitions of Businesses,” to our audited financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
     Total cash and short-term investments as of March 29, 2008 were $611 million, including $541 million in cash and cash equivalents. Total cash and short-term investments as of December 29, 2007 were $844 million, including $774 million in cash and cash equivalents. The decrease of $233 million in cash and short-term investments for the first quarter of 2008 primarily reflects the use of cash associated with share repurchase activity and repayments on debt, partially offset by proceeds from debt and cash flows from operations.
Financing Facilities
Five-Year Credit Facilities
     We have a senior unsecured credit facility consisting of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The term loan matures on April 30, 2012, at which time the entire facility is required to be repaid. At our current debt ratings, the credit facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused portion of the revolving credit facility.
     During the first quarter of 2008, our aggregate borrowings under the revolving credit facility decreased by approximately $800 million after applying the proceeds of the senior notes offering in March 2008 described above. As of March 29, 2008, we had $600 million outstanding and had $1.387 billion available for borrowing, after giving effect to $13 million in issued letters of credit, under our revolving credit facility.
Accounts Receivable Financing Facility
     Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. At March 29, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating.
364-day Credit Facility
     On March 18, 2008, we terminated the $800 million senior unsecured 364-day revolving credit agreement (the “364-Day Credit Agreement”) entered into on November 30, 2007, which provided for up to $800 million in revolving loans during the availability period, effective beginning on January 2, 2008. No amounts were drawn by us under the 364-Day Credit Agreement at any time. In addition, we did not pay any early termination penalties.
Credit Lines
     We have access to uncommitted credit lines that we utilize from time to time to meet daily working capital needs and to take advantage of lower interest rates. These credit lines are supplemental, typically utilized for overnight borrowings, and not considered replacements to our committed credit facilities. There were no amounts outstanding under these credit lines as of March 29, 2008.
Interest Rates
     The estimated weighted average annual interest rate on our indebtedness was approximately 5.2% and 6.9% for the quarters ended March 29, 2008 and March 31, 2007, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in our debt ratings, reference rates used under our bank credit facility, swap agreements and the mix of our debt, including the effect of our March 2008 issuance of senior notes.

Swap Agreements
     On December 12, 2007, we entered into forward-starting interest rate swap agreements in contemplation of the issuance of long-term fixed-rate financing. These cash flow hedges were entered into to manage our exposure to changes in benchmark interest rates and mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term financing. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate, both with a settlement date of March 31, 2008. At the time of purchase, the cash flow hedges were anticipated to be effective in offsetting the changes in the expected future interest rate payments on the proposed debt offering attributable to fluctuations in the treasury benchmark interest rate. During the first quarter of 2008, the fair value of these cash flow hedges changed from a liability of $7.9 million to a liability of $45.4 million due to a decrease in interest rates.
     In the first quarter of 2008, we determined to issue 5-year senior notes and 10-year senior notes on March 18, 2008 as noted above. As a result, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge and was recorded as a component of interest and other (income) expense, net, in the accompanying unaudited interim condensed consolidated statement of income. The cash flow hedges were settled on March 17, 2008 for $45.4 million and included an ineffective portion that resulted in an increase of $9.8 million to interest and other (income) expense, net, for the quarter ended March 29, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows.
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
Covenants
     The various series of senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; and limitations on mergers and similar transactions. The 6.125% senior notes and the 7.125% senior notes are also subject to a covenant with respect to certain change of control triggering events, as well as an interest rate adjustment for a downgrade in the ratings to below investment grade on the senior notes. In addition, the senior unsecured credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at March 29, 2008.
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
     EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA, and as a result, EBITDA per adjusted prescription, is affected by the changes in prescription volumes between retail and mail order, the relative representation of brand-name, generic and specialty drugs, as well as the level of efficiency in the business. Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
     The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended
	March 29,		March 31,
	2008(1)		2007
Net income	$270.2		$274.8
Add:
Interest and other (income) expense, net	54.3	(2)	14.9
Provision for income taxes	177.8		181.0
Depreciation expense	40.1		41.5
Amortization expense	69.5		54.6

EBITDA	$611.9		$566.8

Adjusted prescriptions(3)	206.7		189.5

EBITDA per adjusted prescription	$2.96		$2.99

(1)	Includes PolyMedica’s and Critical Care’s operating results commencing October 31, 2007 and November 14, 2007, the dates of acquisition, respectively.

(2)	Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes as discussed above in “—Liquidity and Capital Resources—Swap Agreements.”

(3)	Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
     For the first quarter of 2008 compared to the first quarter of 2007, EBITDA increased by 8.0%, compared to decreases in EBITDA per adjusted prescription of 1.0% and net income of 1.7%. The decline in EBITDA per adjusted prescription and net income reflects the aforementioned Plavix benefit in the first quarter of 2007, as well as new client start-up costs and the increase in adjusted prescriptions. The higher rate of increase for EBITDA compared with net income primarily reflects the aforementioned higher level of interest and other (income) expense, net, as well as higher intangible amortization expense.

Commitments
Contractual Obligations
     The following table presents our contractual obligations as of March 29, 2008, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

		Remainder
	Total	of 2008	2009-2010	2011-2012	Thereafter
Long-term debt obligations(1)	$3,600.0	$—	$—	$1,600.0	$2,000.0
Interest expense on long-term debt obligations(2)	1,374.0	144.7	385.8	353.0	490.5
Operating lease obligations(3)	123.6	30.3	61.7	22.4	9.2
Purchase commitments(4)	129.8	129.0	0.8	—	—
Other(5)	10.0	—	10.0	—	—

Total	$5,237.4	$304.0	$458.3	$1,975.4	$2,499.7

(1)	Long-term debt obligations exclude $16.7 million in total unamortized discounts on our 7.25%, 6.125% and 7.125% senior notes and the fair value of interest rate swap agreements of $(6.6) million on $200 million of the 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the first-quarter 2008 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers.

(4)	Primarily represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer. As of March 29, 2008, these purchase obligations amounted to $123.6 million for the remainder of 2008, the majority of which is associated with Accredo’s specialty pharmacy business. In addition, PolyMedica has entered into purchase commitments for advertising spots and other media to obtain favorable advertising rates. As of March 29, 2008, these commitments amounted to $6.2 million through 2010, of which $5.4 is committed for the remainder of 2008.

(5)	As part of the PolyMedica acquisition, we assumed a $10 million note payable associated with a previous acquisition, which is included in other noncurrent liabilities in the consolidated balance sheet.
     We have a minimum pension funding requirement of $18.4 million under the Internal Revenue Code (“IRC”) during 2008.
     We also have outstanding debt associated with our 364-day renewable accounts receivable financing facility amounting to $600 million at March 29, 2008. This is classified as short-term debt on our consolidated balance sheet. We may incur additional indebtedness by drawing down additional amounts under our senior unsecured revolving credit facility or by obtaining financing through other sources.
     As of March 29, 2008, we had letters of credit outstanding of approximately $14.3 million, of which approximately $13.3 million were issued under our senior unsecured revolving credit facility.
     As of March 29, 2008, we have liabilities for income tax contingencies of $106.8 million, for which the majority of the associated statutes of limitations are scheduled to expire by the end of 2012.
     Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Contractual Obligations” above.

Share Repurchase Program
     We currently have a $5.5 billion share repurchase plan which expires on December 31, 2008. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006, and was increased by $3 billion in February 2007. During the first quarter of 2008, we repurchased approximately 21.0 million shares at a cost of $1 billion. Inception-to-date repurchases through March 29, 2008 under this program total approximately 132.4 million shares at a cost of approximately $4.5 billion and at an average per-share price of $34.10. Our Board of Directors periodically reviews the program and approves the associated trading parameters. We may incur debt through borrowings under our revolving credit facility or otherwise in order to fund repurchases under our share repurchase plan. For more information, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in Part II of this Quarterly Report on Form 10-Q.
Looking Forward
     We believe that our operating cash flows will continue to be positive and adequate to fund our ongoing operations, our debt service requirements and capital investments in 2008 and in the foreseeable future. However, we may incur additional indebtedness by drawing down additional amounts under our senior unsecured revolving credit facility, or by obtaining financing through other sources, in order to, for example, fund strategic investments.
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
Recently Adopted Financial Accounting Standard
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements. SFAS 157 establishes a common definition for fair value to be applied with existing generally accepted accounting principles (“GAAP”) requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. We adopted SFAS 157 on December 30, 2007 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157,” (“FSP 157-2”) as noted below. The adoption of SFAS 157 did not have an impact on our financial position or operating results.
     FSP 157-2 deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on our consolidated statements of financial position and results of operations.
     Fair Value Hierarchy. SFAS 157 defines the inputs used to measure fair value into the following hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

     We utilize the best available information in measuring fair value. The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of March 29, 2008 ($ in millions):
Medco Fair Value Measurements at Reporting Date

	March 29,
Description	2008	Level 1	Level 2	Level 3
Fair value of interest rate swap agreements	$6.6	$—	$6.6	$—
Available-for-sale investments	5.9	1.9	4.0	—
Money market mutual funds	396.0	396.0	—	—
     Available-for-sale securities classified as Level 1 are measured using quoted market prices for identical assets while the securities classified as Level 2 are measured through comparable assets observed in the markets. Our interest rate swap agreements are valued using observable market inputs, and therefore are classified within Level 2. Our money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians.
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and we are evaluating the impact that such adoption will have on our financial statements.
     In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF 07-1 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. Our adoption of EITF 07-01 in 2009 is not expected to have a material impact on our consolidated financial statements.
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

Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Our adoption of SFAS 160 in 2009 is not expected to have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of March 29, 2008, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $6.0 million in annual interest expense. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.
     We have operated our business within the United States and Puerto Rico and have executed all transactions in U.S. dollars and, therefore, we have had no foreign exchange risk. However, as a result of our recently announced acquisition of a majority interest in Europa Apotheek Venlo B.V., we will be subject to foreign exchange risk in the future, which is not expected to have a material impact on our financial statements.
Item 4. Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of March 29, 2008. There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 11, “Commitments and Contingencies—Legal Proceedings,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and are incorporated by reference herein. Such descriptions include the following recent developments:
     Bankruptcy Preference Litigation.     On November 4, 2004, a preference action captioned Berman v. Paid Prescriptions, LLC (In re HNRC Dissolution Co.) was filed against the Company in the United States Bankruptcy Court for the Eastern District of Kentucky, Ashland Division. The lawsuit seeks to recover payments made by the debtor (a former client of the Company) prior to the filing of the bankruptcy petition. The Company was never properly served with the complaint, and first learned of this matter in the fourth quarter of 2007 after the Trustee of the bankruptcy estate obtained a default judgment against the Company. The Company has filed a motion to vacate the default judgment. This motion is pending before the bankruptcy court.
     Contract Litigation.     On December 21, 2007, the Company and CareFirst Blue Cross Blue Shield agreed in principle to settle the matter discussed in Note 11, “Commitments and Contingencies—Legal Proceedings,” to the accompanying unaudited interim condensed consolidated financial statements for an immaterial amount and subsequently, the parties formally settled this matter and the judge has dismissed the complaint with prejudice.
     Accredo.     Summary judgment motions in the Accredo-related securities class action lawsuit will be filed in the summer of 2008 and trial is scheduled to commence in October 2008.
     Pending court approval, the Accredo derivative case has been settled in principle for an immaterial amount, which is entirely covered by insurance.
Item 1A. Risk Factors
     Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. There have been no material changes with regard to the risk factors disclosed in such Form 10-K other than as set forth below.
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
     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173) (the “Act”) provides for a phased-in program for competitive bidding of certain durable medical equipment items. Phase 1 of the program is being conducted in 10 Competitive Bid Areas (“CBAs”), and the diabetes testing supply product category was included in Phase 1 of the program. Phase 1 bidding (which goes into effect on July 1, 2008) resulted in an approximately 43% decrease in reimbursement for mail-order diabetes testing supplies. Only winning mail-order diabetes testing supply bidders will be allowed to provide competitively bid items through the mail to patients whose primary residence is in a competitively bid area. Liberty did not receive an offer to contract as a mail-order provider. CMS intends to expand the entire competitive bidding program and may specifically implement a national or regional mail-order program for diabetes testing supplies in 2010, which could affect a substantial portion of Liberty’s diabetes patient base. The competitive bidding program could cause our operating results to be negatively affected through a combination of lower reimbursement rates for competitively bid items and/or our failure to secure status as a contracted supplier.
     The Act provides CMS additional authority, beginning in 2009, to use pricing information it gathers during the initial competitive bidding phases for the purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. CMS intends to issue further guidance on whether and then how it intends to use this authority through the formal rule-making process. Our operating results could be negatively affected if CMS uses this authority to impose lower reimbursement rates in geographic areas that would otherwise have been excluded from the impact of competitive bidding.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We currently have a $5.5 billion share repurchase plan which expires on December 31, 2008. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006, and was increased by $3 billion in February 2007. The Company’s Board of Directors periodically reviews the program and approves the associated trading parameters.
     The following is a summary of the Company’s share repurchase activity for the three months ended March 29, 2008:
Issuer Purchases of Equity Securities

			Total number of	Approximate
			shares purchased	dollar value of
			as part of a	shares
			publicly	that may yet be
	Total number of	Average	announced	purchased under
	shares	price paid	program since	the program(3)
Fiscal Period	purchased	per share(1)	inception(2)	(in thousands)
Balances at December 29, 2007			111,400,964	$1,984,670

Fiscal January 2008	5,273,200	$51.80	5,273,200	$1,711,495
Fiscal February 2008	8,220,621	$49.00	8,220,621	$1,308,670
Fiscal March 2008	7,555,620	$42.99	7,555,620	$983,864

First quarter 2008 totals	21,049,441	$47.55	21,049,441

(1)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended March 29, 2008. The average price paid per share for repurchases initiated since inception is $34.10.

(2)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced share repurchase program.

(3)	These amounts reflect the remaining authorized repurchases based on the increase in the authorized repurchases.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5. Other Information
     Rule 10b5-1 Sales Plans. Medco’s comprehensive compliance program includes a broad policy against insider trading. The procedures promulgated under that policy include regularly scheduled blackout periods that apply to over 600 employees. Executive officers are prohibited from trading during the period that begins on the first day of the last month of the fiscal period and ends on the third trading day after the release of earnings. In addition, executive officers are required to pre-clear all of their trades. Medco’s executive officers are also subject to share ownership guidelines and retention requirements. The ownership targets are based on a multiple of salary (5, 3 or 1.5 times salary), but are expressed as a number of shares. The targets are determined using base salary and the closing price of our stock on the date of our Annual Meeting of Shareholders. For the first quarter of 2008, the number of shares required to be held was calculated using a $38.87 stock price, the closing price of our stock on the date of the 2007 Annual Meeting of Shareholders.
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
     The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of April 29, 2008(1):

	Number of		Number of
	Shares to be		Shares Sold	Projected
	Sold Under the		Under the	Beneficial
Name and Position	Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)

John Driscoll President, New Markets	27,934	Option exercise in tranches of 18,934 and 1,000 shares shall be triggered if stock reaches specific prices; sale of 8,000 previously acquired shares shall trigger if stock reaches specified price.	0	41,874

Kenneth O. Klepper President and Chief Operating Officer	53,334	Sale of 11,000 previously acquired shares if stock reaches a specified price and sales related to exercise of 53,334 options shall trigger if stock reaches specified price.	11,000	214,044

Thomas M. Moriarty General Counsel, Secretary and Senior Vice President, Pharmaceutical Contracting	20,958	Option exercise in tranches of 6,628; 7,200 and 7,130 shares shall be triggered if stock reaches specific prices; sale of 8,120 previously acquired shares shall trigger if stock reaches specified price.	8,120	5,680

David B. Snow, Jr. Chairman and Chief Executive Officer	200,000	Sale of 200,000 previously acquired shares if stock reaches a specified price.	0	978,812

(1)	This table does not include any trading plans entered into by any executive officer that have expired by their terms or have been fully executed through April 29, 2008. No plans entered into by executive officers have been voluntarily terminated.

(2)	This column reflects the number of shares remaining to be sold as of April 29, 2008.

(3)	This column reflects the number of shares sold under the plan through April 29, 2008.

(4)	This column reflects an estimate of the number of shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of April 29, 2008, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since April 29, 2008 outside of the plan.
Item 6. Exhibits

Number	Description	Method of Filing
3.1
Second Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc., as further amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3 filed March 12, 2008).
Incorporated by reference.

3.2	Third Amended and Restated Bylaws of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2008).	Incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC. (Registrant)

Date: April 29, 2008	By:	/s/ David B. Snow, Jr.

	Name:	David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Date: April 29, 2008	By:	/s/ Richard J. Rubino, C.P.A.

	Name:	Richard J. Rubino, C.P.A.
	Title:	Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

Number	Description
3.1
Second Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc., as further amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3 filed March 12, 2008).

3.2	Third Amended and Restated Bylaws of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.