Form 10-Q
period 2008-06-28
MEDCO HEALTH SOLUTIONS INC
filed 2008-07-24
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on July 18, 2008, the registrant had 505,698,365 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	June 28,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$371.7	$774.1
Short-term investments	70.9	70.3
Manufacturer accounts receivable, net	1,772.3	1,516.2
Client accounts receivable, net	1,594.2	1,340.3
Income taxes receivable	210.0	216.0
Inventories, net	2,090.0	1,946.0
Prepaid expenses and other current assets	330.7	285.4
Deferred tax assets	154.4	154.4

Total current assets	6,594.2	6,302.7
Property and equipment, net	734.6	725.5
Goodwill	6,346.2	6,230.2
Intangible assets, net	2,809.0	2,905.0
Other noncurrent assets	61.6	54.5

Total assets	$16,545.6	$16,217.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,812.0	$2,812.9
Client rebates and guarantees payable	1,267.6	1,092.2
Accrued expenses and other current liabilities	561.1	624.1
Short-term debt	600.0	600.0

Total current liabilities	5,240.7	5,129.2
Long-term debt, net	4,083.0	2,894.4
Deferred tax liabilities	1,103.2	1,167.0
Other noncurrent liabilities	173.8	152.0

Total liabilities	10,600.7	9,342.6

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 2,000,000,000 shares; issued: 650,609,218 shares at June 28, 2008 and 647,384,634 shares at December 29, 2007	6.5	6.4
Accumulated other comprehensive income (loss)	(10.9)	6.4
Additional paid-in capital	7,670.2	7,553.0
Retained earnings	3,359.3	2,826.4

	11,025.1	10,392.2
Treasury stock, at cost: 144,932,892 shares at June 28, 2008 and 111,445,348 shares at December 29, 2007	(5,080.2)	(3,516.9)

Total stockholders’ equity	5,944.9	6,875.3

Total liabilities and stockholders’ equity	$16,545.6	$16,217.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Product net revenues (Includes retail co-payments of $1,900 and $1,887 in the second quarters of 2008 and 2007, and $4,002 and $3,874 in the six months of 2008 and 2007)	$12,607.1	$10,912.3	$25,414.0	$21,938.6
Service revenues	167.5	137.3	323.6	270.6

Total net revenues	12,774.6	11,049.6	25,737.6	22,209.2

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,900 and $1,887 in the second quarters of 2008 and 2007, and $4,002 and $3,874 in the six months of 2008 and 2007)	11,794.0	10,311.9	23,810.8	20,661.8
Cost of service revenues	47.1	33.1	93.0	69.1

Total cost of revenues	11,841.1	10,345.0	23,903.8	20,730.9
Selling, general and administrative expenses	368.4	274.0	696.8	522.4
Amortization of intangibles	70.6	54.6	140.1	109.3
Interest and other (income) expense, net	57.5	21.9	111.8	36.8

Total cost of operations	12,337.6	10,695.5	24,852.5	21,399.4

Income before provision for income taxes	437.0	354.1	885.1	809.8
Provision for income taxes	174.3	139.2	352.2	320.1

Net income	$262.7	$214.9	$532.9	$489.7

Basic earnings per share:
Weighted average shares outstanding	507.7	554.4	517.3	564.0

Earnings per share	$0.52	$0.39	$1.03	$0.87

Diluted earnings per share:
Weighted average shares outstanding	517.6	564.2	527.7	573.5

Earnings per share	$0.51	$0.38	$1.01	$0.85

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

				Accumulated
	Shares of Common	Shares of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional	Retained	Treasury
	Issued	Stock	Stock	Income (Loss)	Paid-in Capital	Earnings	Stock	Total
Balances at December 29, 2007	647,385	111,445	$6.4	$6.4	$7,553.0	$2,826.4	$(3,516.9)	$6,875.3

Comprehensive income:
Net income	—	—	—	—	—	532.9	—	532.9

Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	0.1	—	—	—	0.1

Unrealized loss on cash flow hedge, net of tax of $10.8	—	—	—	(16.9)	—	—	—	(16.9)

Amortization of effective portion of cash flow hedge, net of tax of $0.4	—	—	—	0.6	—	—	—	0.6

Defined benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax of $0.8	—	—	—	(1.3)	—	—	—	(1.3)
Net gains (losses) included in net periodic benefit cost, net of tax of $(0.1)	—	—	—	0.2	—	—	—	0.2

Other comprehensive income	—	—	—	(17.3)	—	—	—	(17.3)

Total comprehensive income	—	—	—	(17.3)	—	532.9	—	515.6

Issuance of common stock for options exercised, including tax benefit	2,026	—	0.1	—	60.5	—	—	60.6

Issuance of common stock under employee stock purchase plans	184	—	—	—	8.7	—	—	8.7

Restricted stock and restricted stock unit activity, including tax benefit	1,014	—	—	—	16.6	—	—	16.6

Stock-based compensation related to options	—	—	—	—	31.4	—	—	31.4

Treasury stock acquired	—	33,488	—	—	—	—	(1,563.3)	(1,563.3)

Balances at June 28, 2008	650,609	144,933	$6.5	$(10.9)	$7,670.2	$3,359.3	$(5,080.2)	$5,944.9

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in millions)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$532.9	$489.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79.0	85.4
Amortization of intangibles	140.1	109.3
Deferred income taxes	(80.6)	(69.8)
Stock-based compensation on employee stock plans	63.7	46.5
Tax benefit on employee stock plans	51.7	59.1
Excess tax benefits from stock-based compensation arrangements	(31.4)	(38.7)
Other	57.1	25.3
Net changes in assets and liabilities (net of acquisition effects, 2008 only):
Manufacturer accounts receivable, net	(254.8)	(89.1)
Client accounts receivable, net	(279.9)	51.6
Inventories, net	(140.1)	102.5
Prepaid expenses and other current assets	(43.7)	(1.3)
Income taxes receivable	6.0	(5.9)
Other noncurrent assets	3.2	10.0
Claims and other accounts payable	(15.8)	(305.5)
Client rebates and guarantees payable	175.4	183.7
Accrued expenses and other current and noncurrent liabilities	(62.6)	23.9

Net cash provided by operating activities	200.2	676.7

Cash flows from investing activities:
Cash paid for Europa Apotheek Venlo B.V., net of cash acquired	(126.2)	—
Capital expenditures	(87.6)	(59.4)
Purchases of securities and other investments	(42.9)	(75.1)
Proceeds from sale of securities and other investments	35.9	80.3

Net cash used by investing activities	(220.8)	(54.2)

Cash flows from financing activities:
Proceeds from long-term debt	2,865.7	1,000.0
Repayments on long-term debt	(1,680.0)	(456.5)
Proceeds under accounts receivable financing facility	—	275.0
Debt issuance costs	(11.3)	(1.6)
Settlement of cash flow hedge	(45.4)	—
Purchase of treasury stock	(1,563.3)	(1,447.2)
Excess tax benefits from stock-based compensation arrangements	31.4	38.7
Proceeds from employee stock plans	21.1	134.3

Net cash used by financing activities	(381.8)	(457.3)

Net (decrease) increase in cash and cash equivalents	(402.4)	165.2
Cash and cash equivalents at beginning of period	774.1	818.5

Cash and cash equivalents at end of period	$371.7	$983.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The Company’s fiscal quarters for 2008 and 2007 each consisted of 13 weeks and ended on June 28, 2008 and June 30, 2007, respectively.
     The Company previously disclosed a two-for-one stock split, which was effected in the form of a 100% stock dividend and distributed on January 24, 2008, to shareholders of record at the close of business on January 10, 2008. All share and per share amounts, including those as of and for the second quarter and six months ended June 30, 2007, have been adjusted for the increase in issued and outstanding shares after giving effect to the stock split. See Note 1, “Background and Basis of Presentation,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information.
2. RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARD
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements. SFAS 157 establishes a common definition for fair value to be applied with existing generally accepted accounting principles (“GAAP”) requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Company adopted SFAS 157 on December 30, 2007, except with respect to those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), as noted below. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results.
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

     The Company utilizes the best available information in measuring fair value. The following table sets forth, by level within the fair value hierarchy, the financial assets (liabilities) recorded at fair value on a recurring basis as of June 28, 2008 ($ in millions):
Medco Fair Value Measurements at Reporting Date

Description	June 28, 2008	Level 1	Level 2	Level 3
Money market mutual funds	$218.0	$218.0	$—	$—
Available-for-sale investments	5.8	1.9	3.9	—
Fair value of interest rate swap agreements	(0.7)	—	(0.7)	—
     The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians. Available-for-sale investments classified as Level 1 are measured using quoted market prices for identical assets while the investments classified as Level 2 are measured through comparable assets observed in the markets. The Company’s interest rate swap agreements are valued using observable market inputs, and therefore are classified within Level 2.
3. ACQUISITIONS
     Europa Apotheek Venlo B.V. On April 28, 2008, the Company acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that provides clinical healthcare and mail-order pharmacy services in Germany. The cost of the acquisition was approximately $127 million in cash and a $24 million purchase obligation, with additional potential future consideration for achieving performance targets. The Company acquired a majority interest in Europa Apotheek because it believes this acquisition leverages the Company’s proven proprietary technologies and ability to deliver customized solutions to meet the challenges of managing healthcare costs and improving clinical care abroad. The transaction was accounted for under the provisions of SFAS No. 141, “Business Combinations.” The purchase price has been allocated based upon the preliminary estimates of the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $112.5 million, has been allocated to goodwill, and $43.9 million has been allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of 9.1 years. Additionally, there is a deferred tax liability of $10.7 million associated with the allocated intangible assets. The Company expects that if any adjustments to the preliminary purchase price allocation become necessary, they would be completed by April 2009. Europa Apotheek’s operating results from the date of acquisition of April 28, 2008 through June 28, 2008 are included in the accompanying unaudited interim condensed consolidated financial statements. Pro forma financial statement results for the quarter and six months ended June 28, 2008 and June 30, 2007 including the results of Europa Apotheek would not differ materially from our historically reported financial statement results.
     PolyMedica. On October 31, 2007, the Company acquired PolyMedica Corporation (“PolyMedica”), a leading provider of diabetes care, under its Liberty brand, including blood glucose testing supplies and related services. PolyMedica's operating results from the date of acquisition of October 31, 2007 through June 28, 2008 are included in the accompanying unaudited interim condensed consolidated financial statements. The unaudited pro forma results of operations of the Company and PolyMedica for the quarter and six months ended June 30, 2007 as if the PolyMedica acquisition had occurred at the beginning of fiscal 2007 were as follows ($ in millions, except for per share amounts):

	Quarter Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Pro forma total net revenues	$11,192.5	$22,501.3
Pro forma net income	$211.2	$480.8
Pro forma basic earnings per common share	$0.38	$0.85
Pro forma diluted earnings per common share	$0.37	$0.84

     The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the PolyMedica acquisition had been completed at the beginning of fiscal 2007. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.
4. EARNINGS PER SHARE (“EPS”)
     The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Weighted average shares outstanding	507.7	554.4	517.3	564.0
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	9.9	9.8	10.4	9.5

Weighted average shares outstanding assuming dilution	517.6	564.2	527.7	573.5

     SFAS No. 128, “Earnings per Share,” (“SFAS 128”) requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For the quarter and six months ended June 28, 2008, there were outstanding options to purchase 5.3 million and 5.6 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the SFAS 128 treasury stock method. These outstanding options may be dilutive to future EPS calculations. For the quarter and six months ended June 30, 2007, there were outstanding options to purchase 6.5 million and 5.1 million shares of Medco stock, respectively, which were not dilutive to the EPS calculation. The decrease in the weighted average shares outstanding and diluted weighted average shares outstanding for the quarter and six months ended June 28, 2008 compared to the same periods in 2007 results from the repurchase of 144.9 million shares of stock in connection with the Company’s share repurchase program since its inception in 2005 through the second quarter of 2008, compared to an equivalent amount of 98.7 million shares purchased inception-to-date through the second quarter of 2007. The Company repurchased approximately 12.4 million and 33.5 million shares of stock in the second quarter and first six months of 2008, respectively. The decrease in shares outstanding was partially offset by the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options. In accordance with SFAS 128, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.
5. ACCOUNTS RECEIVABLE
     The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable are presented net of allowance for doubtful accounts and include a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. As of June 28, 2008 and December 29, 2007, identified net specialty pharmacy accounts receivable, primarily due from payors and patients, amounted to $484.6 million and $457.2 million, respectively.
     The Company’s allowance for doubtful accounts as of June 28, 2008 and December 29, 2007 of $130.4 million and $130.0 million, respectively, includes $76.1 million and $70.8 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The Company’s allowance for doubtful accounts as of June 28, 2008 and December 29, 2007 also includes $32.5 million and $30.3 million, respectively, related to PolyMedica for diabetic supplies, which are primarily reimbursed by insurance companies and government agencies. In addition, the Company’s allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offering. See Note 9, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Specialty Pharmacy segment.
6. GOODWILL AND INTANGIBLE ASSETS, NET
     The following is a summary of the Company’s goodwill and other intangible assets ($ in millions):

	June 28, 2008			December 29, 2007
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Net	Carrying Value	Amortization	Net
Goodwill:
PBM(1)	$5,244.0	$813.4	$4,430.6	$5,131.6	$813.4	$4,318.2
Specialty Pharmacy(2)	1,915.6	—	1,915.6	1,912.0	—	1,912.0

Total(3)	$7,159.6	$813.4	$6,346.2	$7,043.6	$813.4	$6,230.2

Intangible assets:
PBM(1)	$3,758.3	$1,697.9	$2,060.4	$3,714.2	$1,580.0	$2,134.2
Specialty Pharmacy(2)	861.5	112.9	748.6	861.5	90.7	770.8

Total(4)	$4,619.8	$1,810.8	$2,809.0	$4,575.7	$1,670.7	$2,905.0

(1)	Principally comprised of the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck & Co., Inc. (“Merck”) in 1993, and the recorded value of Medco’s client relationships at the time of acquisition and, to a lesser extent, the Company’s acquisitions of Europa Apotheek in 2008, PolyMedica in 2007, and ProVantage Health Services, Inc. in 2000.

(2)	Represents the Specialty Pharmacy segment, primarily reflecting the portion of the excess of the purchase price paid by the Company to acquire Accredo Health, Incorporated (“Accredo”) in 2005 over tangible net assets acquired, and to a significantly lesser extent, a portion of the excess of the purchase price paid by the Company to acquire Critical Care Systems, Inc. (“Critical Care”) in 2007, and Pediatric Services of America, Inc. in 2005.

(3)	The increase in goodwill for the six months ended June 28, 2008 primarily represents a portion of the excess of the Europa Apotheek purchase price over tangible net assets acquired and a final purchase price cash settlement associated with Critical Care. See Note 3, “Acquisitions,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Europa Apotheek acquisition.

(4)	The increase in intangible assets for the six months ended June 28, 2008 primarily represents a portion of the excess of the Europa Apotheek purchase price over tangible net assets acquired. See Note 3, “Acquisitions,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     Aggregate intangible asset amortization expense is estimated to be as follows ($ in millions):

Fiscal Years Ending December
2008 (remaining)	$141.7
2009	268.0
2010	248.9
2011	237.9
2012	233.3

Total	$1,129.8

     The aggregate weighted average useful life of intangible assets subject to amortization is 22 years. The weighted average useful life is approximately 22 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment acquired intangible assets. The acquired Liberty trade name intangible asset of $392 million has an indefinite life.

7. DEBT
     The Company’s debt consists of the following ($ in millions):

	June 28,	December 29,
	2008	2007
Short-term debt:
Accounts receivable financing facility	$600.0	$600.0

Total short-term debt	600.0	600.0

Long-term debt:
Senior unsecured revolving credit facility	1,100.0	1,400.0
Senior unsecured term loan	1,000.0	1,000.0
7.25% senior notes due 2013, net of unamortized discount	497.6	497.4
6.125% senior notes due 2013, net of unamortized discount	298.4	—
7.125% senior notes due 2018, net of unamortized discount	1,187.7	—
Fair value of interest rate swap agreements	(0.7)	(3.0)

Total long-term debt	4,083.0	2,894.4

Total debt	$4,683.0	$3,494.4

     6.125% and 7.125% Senior Notes. On March 18, 2008, the Company completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. The Company will pay interest on both series of senior notes semi-annually on March 15 and September 15 of each year, beginning September 15, 2008. The Company used the net proceeds from the sale of these senior notes to repay borrowings under its revolving credit facility used to fund the acquisition of PolyMedica, which was described in Note 3, “Acquisitions of Businesses,” to the Company’s audited financial statements included in Part II, Item 8 of Medco’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The estimated aggregate fair value of the 6.125% senior notes equaled $302.4 million at June 28, 2008. The estimated aggregate fair value of the 7.125% senior notes equaled $1,241.0 million at June 28, 2008. The fair values are based on observable relevant market information.
     On December 12, 2007, the Company entered into forward-starting interest rate swap agreements in contemplation of the issuance of long-term fixed-rate financing described above. These cash flow hedges were entered into to manage the Company’s exposure to changes in benchmark interest rates and mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term financing. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate, both with a settlement date of March 31, 2008. At the time of purchase, the cash flow hedges were anticipated to be effective in offsetting the changes in the expected future interest rate payments on the proposed debt offering attributable to fluctuations in the treasury benchmark interest rate.
     In connection with the issuance of the 5-year senior notes and the 10-year senior notes described above, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for approximately $45.4 million and included the ineffective portion that was recorded as an increase of $9.8 million to interest and other (income) expense, net, for the six months ended June 28, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which the Company hedged its exposure to variability in future cash flows.
     7.25% Senior Notes. In August 2003, in connection with Medco’s spin-off, the Company completed an underwritten public offering of $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25% per annum, with an effective interest rate of 7.365%, and mature on August 15, 2013. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of the notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable treasury issue for such redemption date plus 50 basis points. The estimated aggregate fair value of the 7.25% senior notes equaled $523.3 million at June 28, 2008. The fair value is based on observable relevant market information.
     The Company entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013, consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon quoted market prices that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented a net payable of $0.7 million and $3.0 million as of June 28, 2008 and December 29, 2007, respectively. These amounts were recorded in other noncurrent liabilities, with an offsetting amount recorded in long-term debt, net. These are the amounts that the Company would have had to pay to third parties if the derivative contracts had been settled. Under the terms of these swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month London Interbank Offered Rate (“LIBOR”) plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received is included in interest and other (income) expense, net.
     Five-Year Credit Facilities. On April 30, 2007, the Company entered into a senior unsecured credit agreement, which is available for general working capital requirements. The facility consists of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The term loan matures on April 30, 2012, at which time the entire facility is required to be repaid. At the Company’s current debt ratings, the credit facilities bear interest at LIBOR plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused portion of the revolving credit facility.
     During the first six months of 2008, the Company’s net borrowings under the revolving credit facility decreased by approximately $300 million, consisting of drawdowns of $1.4 billion and repayments of $1.7 billion. As a result of this activity, the revolving credit facility balance decreased from $1.4 billion at fiscal year-end 2007 to $1.1 billion as of June 28, 2008. As of June 28, 2008, the Company had $887 million available for borrowing, after giving effect to $13 million in issued letters of credit, under its revolving credit facility.
     Accounts Receivable Financing Facility. Through a wholly-owned subsidiary, the Company has a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebate accounts receivable. At June 28, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by the Company’s credit rating.
     Covenants. The senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; and limitations on mergers and similar transactions. The 6.125% senior notes and the 7.125% senior notes are also subject to a covenant with respect to certain change of control triggering events, as well as an interest rate adjustment for a downgrade in the ratings to below investment grade on the senior notes. In addition, the senior unsecured credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. The Company was in compliance with all covenants at June 28, 2008.

     Aggregate Maturities and Interest Expense. The aggregate maturities of long-term debt are as follows ($ in millions):

Fiscal Years Ending December
2008	$—
2009	—
2010	—
2011	—
2012	2,100.0
Thereafter	2,000.0

Total	$4,100.0

     Interest expense on total debt was $61.6 million and $112.2 million for the second quarter and six months ended June 28, 2008, respectively, and $31.3 million and $54.1 million for the second quarter and six months ended June 30, 2007, respectively.
8. PENSION AND OTHER POSTRETIREMENT BENEFITS
     Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$6.9	$4.7	$12.6	$9.1
Interest cost	2.5	2.3	4.8	4.0
Expected return on plan assets	(3.3)	(3.2)	(6.5)	(5.6)
Net amortization of actuarial losses	0.1	(0.1)	0.1	—

Net pension cost	$6.2	$3.7	$11.0	$7.5

     The increase in the net pension cost for the quarter and six months ended June 28, 2008 compared to the same periods last year is primarily due to additional employees participating in the cash balance retirement plan, as well as a plan amendment from graduated seven-year vesting to three-year cliff vesting, which became effective January 1, 2008.
     The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.1	0.2	0.3	0.4
Amortization of prior service credit	(1.0)	(1.1)	(2.1)	(2.2)
Net amortization of actuarial losses	0.1	0.1	0.3	0.3

Net postretirement benefit credit	$(0.6)	$(0.6)	$(1.1)	$(1.1)

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
9. SEGMENT REPORTING
     Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to the Company’s clients and members, either through the Company’s network of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products to patients with diabetes, and Europa Apotheek, which provides clinical healthcare and mail-order pharmacy services in Germany, commencing on the October 31, 2007 and April 28, 2008 acquisition dates, respectively. The Specialty Pharmacy segment, which was formed at the time of the Accredo acquisition in 2005, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services, commencing on the November 14, 2007 acquisition date.
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
Quarterly Results:

	Quarter Ended June 28, 2008			Quarter Ended June 30, 2007
		Specialty			Specialty
	PBM(1)	Pharmacy(2)	Total	PBM	Pharmacy	Total

Product net revenues	$10,646.7	$1,960.4	$12,607.1	$9,431.5	$1,480.8	$10,912.3
Total service revenues	146.0	21.5	167.5	123.3	14.0	137.3

Total net revenues	10,792.7	1,981.9	12,774.6	9,554.8	1,494.8	11,049.6
Total cost of revenues	10,017.1	1,824.0	11,841.1	8,969.1	1,375.9	10,345.0
Selling, general and administrative expenses	289.5	78.9	368.4	219.1	54.9	274.0
Amortization of intangibles	59.4	11.2	70.6	45.0	9.6	54.6

Operating income	$426.7	$67.8	$494.5	$321.6	$54.4	$376.0
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			57.5			21.9

Income before provision for income taxes			$437.0			$354.1

Capital expenditures	$42.9	$5.6	$48.5	$29.0	$5.4	$34.4
Year-to-Date Results:

	Six Months Ended June 28, 2008			Six Months Ended June 30, 2007
		Specialty			Specialty
	PBM(1)	Pharmacy(2)	Total	PBM	Pharmacy	Total

Product net revenues	$21,579.0	$3,835.0	$25,414.0	$19,022.8	$2,915.8	$21,938.6
Total service revenues	287.0	36.6	323.6	241.9	28.7	270.6

Total net revenues	21,866.0	3,871.6	25,737.6	19,264.7	2,944.5	22,209.2
Total cost of revenues	20,335.2	3,568.6	23,903.8	18,021.5	2,709.4	20,730.9
Selling, general and administrative expenses	547.5	149.3	696.8	414.5	107.9	522.4
Amortization of intangibles	117.9	22.2	140.1	90.0	19.3	109.3

Operating income	$865.4	$131.5	$996.9	$738.7	$107.9	$846.6
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			111.8			36.8

Income before provision for income taxes			$885.1			$809.8

Capital expenditures	$75.6	$12.0	$87.6	$49.0	$10.4	$59.4

Identifiable Assets:

	As of June 28, 2008			As of December 29, 2007
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$12,866.7	$3,678.9	$16,545.6	$12,597.7	$3,620.2	$16,217.9

(1)	Includes PolyMedica’s and Europa Apotheek’s operating results commencing on the October 31, 2007 and April 28, 2008 acquisition dates, respectively.

(2)	Includes Critical Care’s operating results commencing on the November 14, 2007 acquisition date.
10. COMMITMENTS AND CONTINGENCIES
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
     Various appeals were taken and in October 2007, the U.S. Court of Appeals for the Second Circuit overruled all but one objection to the settlement that had been the subject of the appeals. The appeals court vacated the lower court’s approval of the settlement in one respect, and remanded the case to the District Court for further proceedings relating to the manner in which the settlement funds should be allocated between self-funded and insured plans. Since that time, the settlement has been revised to allocate a greater percentage of the settlement funds to self-funded plans, a hearing on whether the revised settlement should be approved took place in May 2008, and the Company is awaiting a decision on whether the court will grant final approval. The plaintiff in one of the Gruer series of cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., has elected to opt out of the settlement.
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
     In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that had contracted with the Company within three years prior to the filing of the complaint, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act, and seeks, among other things, compensatory damages, attorneys’ fees and injunctive relief. On September 21, 2007, the Magistrate Judge recommended that the District Court deny Medco’s motion to stay the action pending arbitration, which the district court affirmed in July 2008.

     Contract Litigation. On December 27, 2007, IMS Health Incorporated filed a demand for arbitration against the Company. In this action, IMS Health Incorporated is alleging that the Company violated the terms of a cross-licensing data agreement by charging a third-party a lower price for data and subsequently not adjusting the price charged to IMS Health Incorporated to be equal to what was being charged to the third party. IMS Health Incorporated is seeking a declaratory judgment to enforce the disputed terms of the agreement and damages based on the price differential.
     Bankruptcy Preference Litigation. On November 4, 2004, a preference action captioned Berman v. Paid Prescriptions, LLC (In re HNRC Dissolution Co.) was filed against the Company in the United States Bankruptcy Court for the Eastern District of Kentucky, Ashland Division. The lawsuit seeks to recover payments made by the debtor (a former client of the Company) prior to the filing of the bankruptcy petition. The Company was never properly served with the complaint, and first learned of this matter in the fourth quarter of 2007 after the Trustee of the bankruptcy estate obtained a default judgment against the Company. The Company filed a motion to vacate the default judgment, which was pending at the time that the parties reached an agreement to settle this matter. We expect the settlement to be finalized in the third quarter of 2008 for an immaterial amount.
     Accredo. Accredo, a former Accredo officer and a former Accredo officer who is a current Medco director are defendants in a securities class action lawsuit filed in the United States District Court for the Western District of Tennessee. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. The plaintiff class representatives purport to represent a class of individuals and entities that purchased Accredo stock during the period June 16, 2002 through April 7, 2003 and who claimed to have suffered damages from alleged acts and/or omissions by the defendants relating to a prior acquisition by Accredo of the Specialty Pharmaceutical Services Division of Gentiva Health Services, Inc. Summary judgment motions have been filed and trial is currently scheduled to commence in October 2008.
     Certain former officers and former directors of Accredo are defendants in a stockholders derivative suit based on the same underlying claims filed in the Circuit Court of Shelby County, Tennessee. Plaintiffs in the derivative suit allege that the former officers and former directors have breached their fiduciary duty to Accredo by engaging in the same alleged conduct that is the basis of the class action lawsuit. Pending court approval, the derivative case has been settled for an immaterial amount, which is covered in its entirety by insurance.
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
     On March 4, 2008, the Middlesex County Superior Court approved the parties’ Joint Motion for Preliminary Approval of the settlement and at a fairness hearing held on May 8, 2008, the Court granted final approval of the settlement and dismissed the actions with prejudice on the merits. Although the settlement was approved at the May 8, 2008 hearing and the actions have been dismissed with prejudice, plaintiffs’ counsel’s application for attorneys’ fees and expenses remains pending.
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

Purchase Obligations
     The Company has entered into agreements with certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer that contain minimum purchasing volume commitments. As of June 28, 2008, these purchase obligations amounted to $124.1 million for the remainder of 2008, the majority of which is associated with Accredo’s specialty pharmacy business. There are no such commitments beyond 2008.
     PolyMedica has entered into purchase commitments for advertising and other media to obtain favorable advertising rates. As of June 28, 2008, these commitments amounted to $13.6 million through 2010, of which $8.8 million is committed for the remainder of 2008.
11. RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosure. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States of America. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting relating to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of SFAS 161 in 2009 is not expected to have a material impact on its consolidated financial statements.
     In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements,” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF 07-1 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. The Company’s adoption of EITF 07-1 in 2009 is not expected to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

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
•	Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients;

•	Failure to retain key clients and their members could result in significantly decreased revenues and could harm our profitability;

•	If we do not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline;

•	Our acquisition activity has increased recently and if we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention;

•	If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations;

•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;

•	Failure to execute our Medicare Part D prescription drug benefits strategy could adversely impact our business and financial results;

•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;

•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;

•	We are subject to corporate integrity agreements and noncompliance may impede our ability to conduct business with the federal government;

•	Legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable medical information could limit our ability to use information that is critical to the operation of our business;

•	Our specialty pharmacy business is highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or increase our revenues;

•	Our ability to grow our specialty pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;

•	Our specialty pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased credit risk;

•	Changes in industry pricing benchmarks could adversely affect our financial performance;

•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance;

•	Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if products are withdrawn from the market, if prescription drugs transition to over-the-counter products, or if increased safety risk profiles of specific drugs result in utilization decreases;

•	We may be subject to liability claims for damages and other expenses that are not covered by insurance;

•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure and failure to execute could adversely impact our business;

•	We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives;

•	Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our PolyMedica diabetes testing supplies revenues and profits under our Liberty brand; and

•	Anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.
     The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business described in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents filed from time to time with the Securities and Exchange Commission.
Overview
     We are the nation’s leading pharmacy benefit manager based on net revenues. We provide sophisticated traditional and specialty prescription drug benefit programs through our specialized practice of pharmacy to serve the unique needs of our patients with chronic and complex conditions, and non-traditional services such as pharmacogenomic testing through our Medco Therapeutic Resource Centers®. We have extended our capabilities outside of the United States with our acquisition of a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a provider of clinical healthcare and mail-order pharmacy services in Germany. Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, and particularly in specialty pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing PBM services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our Specialty Pharmacy segment, Accredo Health Group, which became the nation’s largest specialty pharmacy based on revenues with our 2005 acquisition of Accredo Health, Incorporated (“Accredo”) (the “Accredo acquisition”). In 2007, we introduced the Medco Therapeutic Resource Centers®, staffed with more than 1,100 pharmacists who are trained and certified in specific complex and chronic conditions and have expertise with the associated medications. The Therapeutic Resource Center for diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we became the largest diabetes pharmacy care practice based on covered patients. See Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for more information.
     We previously disclosed a two-for-one stock split, which was effected in the form of a 100% stock dividend and distributed on January 24, 2008, to shareholders of record at the close of business on January 10, 2008. All share and per share amounts, including those as of and for the first six months of 2007, have been adjusted for the increase in issued and outstanding shares after giving effect to the stock split. See Note 1, “Background and Basis of Presentation,” to the audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information.
     The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and members are paramount to our success; the retention of existing and winning of new clients and members poses the greatest opportunity to us and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive mail-order volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years, and our ability to continue to provide innovative and competitive clinical and other services to clients and members, including through our active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry.
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
Financial Performance Summary for the Quarter and Six Months Ended June 28, 2008
     Our diluted earnings per share increased 34.2% to $0.51 and net income increased 22.2% to $262.7 million for the second quarter of 2008 compared to $0.38 per share and $214.9 million, respectively, for the second quarter of 2007. Our diluted earnings per share increased 18.8% to $1.01 and net income increased 8.8% to $532.9 million for the six months of 2008 compared to $0.85 per share and $489.7 million, respectively, for the six months of 2007. These increases primarily reflect higher generic dispensing rates, volume from new business, mail-order penetration, manufacturer rebate retention rates, and increased specialty business, as well as a decrease in the diluted weighted average shares outstanding. These are partially offset by the benefit from the short-term availability of generic Plavix® primarily in the first quarter of 2007 and steeper client price discounts associated with new clients and renewals of existing clients, as well as higher labor and start-up costs from significant new client installations. In addition, 2008 includes the operating results of PolyMedica, Critical Care Systems, Inc. (“Critical Care”), and Europa Apotheek commencing on the October 31, 2007, November 14, 2007, and April 28, 2008 acquisition dates, respectively.
     The diluted weighted average shares outstanding were 517.6 million for the second quarter and 527.7 million for the six months of 2008, compared to 564.2 million for the second quarter and 573.5 million for the six months of 2007, representing decreases of 8.3% and 8.0%, respectively. These decreases result from our share repurchase program which commenced in 2005.
     Total net revenues increased 15.6% to $12,774.6 million for the second quarter of 2008, and 15.9% to $25,737.6 million for the six months of 2008, compared to the same periods last year. Product net revenues increased 15.5% to $12,607.1 million for the second quarter of 2008 and 15.8% to $25,414.0 for the six months of 2008, which reflects price inflation on brand-name drugs, as well as higher total volume driven by new business and acquisitions, partially offset by a greater representation of lower cost generic drugs and higher client price discounts. Additionally, our service revenues increased 22.0% to $168 million for the second quarter of 2008 and 19.6% to $324 million for the six months of 2008, which reflects higher client and other service revenues primarily from nurse services, clinical programs, and revenue associated with Medicare Part D-related product offerings, in addition to higher claims processing administrative fees.
     Total prescription volume, adjusted for the difference in days supply between mail and retail, increased 6.4% to 198.1 million for the second quarter of 2008 and 7.7% to 404.8 million for the six months of 2008, which substantially reflects higher volumes from new clients. The adjusted mail-order penetration rate increased to 39.7% and 39.0% for the second quarter and six months of 2008, respectively, compared to 37.7% and 37.3% for the second quarter and six months of 2007, respectively, resulting from a large mail-order only client commencing in 2008.
     Our overall generic dispensing rate increased to 63.7% for the second quarter and 63.5% for the six months of 2008, compared to 58.9% for the second quarter and 58.6% for the six months of 2007. These increases reflect the introduction of new generic products during these periods and the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in reductions of approximately $710 million and $1,460 million in net revenues for the second quarter and six months of 2008, respectively.
     Our overall gross margin increased to 7.3% for the second quarter and 7.1% for the six months of 2008, compared to 6.4% for the second quarter and 6.7% for the six months of 2007, primarily reflecting our increased generic dispensing rate, mail-order volume, rebate retention rates, and specialty business, partially offset by the aforementioned Plavix benefit in 2007 and client price discounts, as well as start-up costs associated with new clients.
     Selling, general and administrative (“SG&A”) expenses of $368.4 million for the second quarter and $696.8 million for the six months of 2008 increased by $94.4 million, or 34.5%, from the second quarter of 2007, and $174.4 million, or 33.4%, from the six months of 2007, primarily reflecting the addition of PolyMedica, Critical Care, and Europa Apotheek SG&A expenses, as well as higher employee-related costs to support the growing client base and strategic clinical initiatives.
     Amortization of intangible assets of $70.6 million for the second quarter and $140.1 million for the six months of 2008 increased $16.0 million and $30.8 million from the second quarter and six months of 2007, respectively, as a result of the PolyMedica, Critical Care and Europa Apotheek acquisitions.
     Interest and other (income) expense, net, of $57.5 million for the second quarter and $111.8 million for the six months of 2008 increased $35.6 million and $75.0 million compared to the second quarter and six months of 2007, respectively, primarily attributable to higher interest expense reflecting increased borrowings to fund our acquisitions, share repurchase program, general corporate activities, working capital requirements, and capital expenditures, as well as a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “—Liquidity and Capital Resources—Swap Agreements.”
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.9% for the second quarter and 39.8% for the six months of 2008, compared to 39.3% for the second quarter and 39.5% for the six months of 2007.

Key Financial Statement Components
     Consolidated Statements of Income
     Our net revenues are comprised primarily of product net revenues and are derived from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail-order pharmacies, and are recorded net of certain discounts, rebates and guarantees payable to clients and members. The majority of our product net revenues are derived on a fee-for-service basis. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. Our product net revenues also include revenues from the sale of diabetic supplies by PolyMedica.
     In addition, our product net revenues include premiums associated with our Medicare Part D Prescription Drug Program (“PDP”) risk-based product offerings. This product involves prescription dispensing for members covered under the CMS-sponsored Medicare Part D benefit. Since 2006, two of our insurance company subsidiaries have been operating under contracts with CMS to offer a number of Medicare Part D PDP products. The products involve underwriting the benefit and charging member premiums for prescription dispensing covered under the CMS-approved Medicare Part D benefit. We provide a Medicare drug benefit that represents either (i) the minimum, standard level of benefits mandated by statute, or (ii) enhanced coverage, on behalf of certain clients, which exceeds the standard drug benefit in exchange for additional premiums.
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
     In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. The subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, subsidies are reconciled with actual costs and residual subsidy advance receipts are payable to CMS. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. In the second quarter and six months of 2008, premium revenues for our PDP products, which exclude member cost share, were $89 million and $171 million, respectively, or less than 1% of total net revenues. In the second quarter and six months of 2007, premium revenues for our PDP product were $57 million and $134 million, respectively, or less than 1% of total net revenues.
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
     Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare Part D PDP product offerings and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,050 for coverage year 2008 and $3,850 for coverage year 2007. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, residual subsidy advance receipts are payable to CMS. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.
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
     Interest and other (income) expense, net, primarily includes interest expense on our senior unsecured credit facilities, accounts receivable financing facility, senior notes, and amortization of the effective portion of our settled forward-starting interest rate swap agreements. In addition, interest and other (income) expense, net, for the first six months of 2008 includes a loss on the ineffective portion of the settled forward-starting interest rate swap agreements recorded in the first quarter of 2008. Interest and other (income) expense, net, also includes interest income or interest expense on our interest rate swap agreements on $200 million of the 7.25% senior notes. This net expense amount is partially offset by interest income generated by cash and cash equivalent investments and short- and long-term investments in marketable securities.
     For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

     Consolidated Balance Sheets
     Our primary assets include cash and cash equivalents, short- and long-term investments, manufacturer accounts receivable, client accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangible assets. Cash and cash equivalents reflect the accumulation of net positive cash flows from our operations, investing and financing activities, and primarily include time deposits with banks or other financial institutions, and money market mutual funds. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries. We have no exposure to or investments in any instruments associated with the sub-prime loan market.
     Manufacturer accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. Client accounts receivable represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebates and guarantees payable when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also include premiums receivable from CMS for our Medicare Part D PDP product offerings and premiums from members. Additionally, we have receivables from Medicare and Medicaid for a portion of our specialty pharmacy business, and diabetic supplies dispensed by PolyMedica.
     Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from the IRS and state and local taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles from our acquisition by Merck in 1993, customer relationships and goodwill, and the value of the Liberty trade name recorded upon our acquisition in 2007 of PolyMedica, and, for the Specialty Pharmacy segment, goodwill and intangible assets recorded primarily from our acquisition of Accredo in 2005.
     Our primary liabilities include claims and other accounts payable, client rebates and guarantees payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities are also comprised of certain premiums, cost share, and catastrophic reinsurance payments received in advance from CMS for our Medicare Part D PDP product offerings. Our debt is primarily comprised of a senior unsecured term loan facility, a senior unsecured revolving credit facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “— Contractual Obligations” below.
     Our stockholders’ equity includes an offset for purchases of our common stock under our share repurchase program. The accumulated other comprehensive income component of stockholders’ equity includes the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R),” unrealized investment gains and losses, unrealized losses on cash flow hedges associated with our senior notes, and foreign currency translation adjustments resulting from the translation of Europa Apotheek’s assets and liabilities and results of operations.
     Consolidated Statements of Cash Flows
     An important element of our operating cash flows is the timing of billing cycles, which are two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the specialty pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle. We also generate operating cash flows associated with our Medicare Part D PDP product offerings, including premiums, cost share, and various subsidies received in advance from CMS. In addition, our operating cash flows include tax benefits associated with employee stock plans other than the benefits of realized tax deductions in excess of tax benefits on compensation expense.
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
Client-Related Information
     Revenues from UnitedHealth Group Incorporated (“UnitedHealth Group”), currently our largest client, amounted to approximately $2,700 million and $5,500 million, or 21%, of our net revenues in the second quarter and six months of 2008, and approximately $2,500 million and $5,000 million, or 22%, of our net revenues in the second quarter and six months of 2007. The UnitedHealth Group account has much lower mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generates lower profitability than typical client accounts. On April 22, 2008, we announced that we established a new agreement with UnitedHealth Group to provide pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in the second quarter and six months of 2008 or 2007.
Segment Discussion
     We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products to patients with diabetes, and Europa Apotheek, which provides clinical healthcare and mail-order pharmacy services in Germany, commencing on the October 31, 2007 and April 28, 2008 acquisition dates, respectively. The Specialty Pharmacy segment, which was formed at the time of the Accredo acquisition in 2005, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services, commencing on the November 14, 2007 acquisition date.
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
     The PBM segment is measured and managed on an integrated basis, and there is no distinct measurement that separates the performance and profitability of mail order and retail. We offer fully integrated PBM services to virtually all of our PBM clients and their members. The PBM services we provide to our clients are generally delivered and managed under a single contract for each client. The PBM and Specialty Pharmacy segments primarily operate in the United States and have limited activity in Puerto Rico and Germany.
     As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco’s PBM operations as a single segment for purposes of making decisions about resource allocations and in assessing performance.
Consolidated Results of Operations
     The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 28,	Increase		June 30,	June 28,	Increase		June 30,
	2008(1)	(Decrease)		2007	2008(1)	(Decrease)		2007

Net Revenues
Retail product(2)	$7,156.8	$553.5	8.4%	$6,603.3	$14,572.3	$1,256.7	9.4%	$13,315.6
Mail-order product	5,450.3	1,141.3	26.5%	4,309.0	10,841.7	2,218.7	25.7%	8,623.0

Total product(2)	$12,607.1	$1,694.8	15.5%	$10,912.3	$25,414.0	$3,475.4	15.8%	$21,938.6

Client and other service	118.4	17.6	17.5%	100.8	233.3	35.7	18.1%	197.6
Manufacturer service	49.1	12.6	34.5%	36.5	90.3	17.3	23.7%	73.0

Total service	$167.5	$30.2	22.0%	$137.3	$323.6	$53.0	19.6%	$270.6

Total net revenues(2)	$12,774.6	$1,725.0	15.6%	$11,049.6	$25,737.6	$3,528.4	15.9%	$22,209.2

Cost of Revenues
Product(2)	$11,794.0	$1,482.1	14.4%	$10,311.9	$23,810.8	$3,149.0	15.2%	$20,661.8
Service	47.1	14.0	42.3%	33.1	93.0	23.9	34.6%	69.1

Total cost of revenues(2)	$11,841.1	$1,496.1	14.5%	$10,345.0	$23,903.8	$3,172.9	15.3%	$20,730.9

Gross Margin(3)
Product	$813.1	$212.7	35.4%	$600.4	$1,603.2	$326.4	25.6%	$1,276.8
Product gross margin percentage	6.4%	0.9%		5.5%	6.3%	0.5%		5.8%
Service	$120.4	$16.2	15.5%	$104.2	$230.6	$29.1	14.4%	$201.5
Service gross margin percentage	71.9%	(4.0%)		75.9%	71.3%	(3.2%)		74.5%
Total gross margin	$933.5	$228.9	32.5%	$704.6	$1,833.8	$355.5	24.0%	$1,478.3
Gross margin percentage	7.3%	0.9%		6.4%	7.1%	0.4%		6.7%

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 28,	Increase		June 30,	June 28,	Increase		June 30,
	2008(1)	(Decrease)		2007	2008(1)	(Decrease)		2007

Volume Information
Retail prescriptions	119.6	3.7	3.2%	115.9	246.8	11.4	4.8%	235.4
Mail-order prescriptions	26.3	2.8	11.9%	23.5	52.9	5.9	12.6%	47.0

Total prescriptions	145.9	6.5	4.7%	139.4	299.7	17.3	6.1%	282.4

Adjusted prescriptions(4)	198.1	11.9	6.4%	186.2	404.8	29.1	7.7%	375.7

Adjusted mail-order penetration(5)	39.7%	2.0%		37.7%	39.0%	1.7%		37.3%

Other volume(6)	1.5	1.5	N/M *	—	2.7	2.7	N/M *	—

Generic Dispensing Rate Information
Retail generic dispensing rate	65.6%	4.8%		60.8%	65.4%	4.9%		60.5%
Mail-order generic dispensing rate	54.9%	5.0%		49.9%	54.2%	5.1%		49.1%
Overall generic dispensing rate	63.7%	4.8%		58.9%	63.5%	4.9%		58.6%

*	Not meaningful.

(1)	Includes PolyMedica’s, Critical Care’s, and Europa Apotheek’s operating results commencing on the October 31, 2007, November 14, 2007, and April 28, 2008 acquisition dates, respectively.

(2)	Includes retail co-payments of $1,900 million and $1,887 million for the second quarters of 2008 and 2007, and $4,002 million and $3,874 million for the six months of 2008 and 2007.

(3)	Defined as net revenues minus cost of revenues.

(4)	Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

(5)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

(6)	Represents over-the-counter drugs, as well as diabetic supplies primarily dispensed by PolyMedica.
Net Revenues
     Retail. The $554 million increase in retail net revenues for the second quarter and the $1,257 million increase for the six months of 2008 reflect net price increases of $347 million and $614 million, respectively, driven by price inflation on brand-name drugs, partially offset by higher client price discounts. Also contributing to the increased retail net revenues for the quarter and six months are net volume increases of $207 million and $643 million, respectively, primarily from new business. The aforementioned net price variances include the offsetting effect of approximately $480 million for the second quarter and $990 million for the six months from a greater representation of generic drugs in 2008.
     Mail. The $1,141 million increase in mail-order net revenues for the second quarter and the $2,219 million increase for the six months of 2008 reflect net volume increases of $724 million and $1,546 million, respectively, primarily from new business and incremental volume from PolyMedica. Also contributing to the increased mail-order net revenues for the quarter and six months are net price increases of $417 million and $673 million, respectively, driven by price inflation on brand-name drugs, partially offset by higher client price discounts. The aforementioned net price variances include the offsetting effect of approximately $230 million for the second quarter and $470 million for the six months from a greater representation of generic drugs in 2008.
     Our product net revenues include premium revenues for our Medicare Part D PDP risk-based product offerings, which exclude member cost share. In the second quarter and six months of 2008, premium revenues for our PDP products were $89 million and $171 million, respectively, or less than 1% of total net revenues. In the second quarter and six months of 2007, premium revenues for our PDP product were $57 million and $134 million, respectively, or less than 1% of total net revenues.
     Our overall generic dispensing rate increased to 63.7% for the second quarter and 63.5% for the six months of 2008, compared to 58.9% and 58.6% for the second quarter and six months of 2007, respectively. Mail-order and retail generic dispensing rates increased to 54.9% and 65.6%, respectively, for the second quarter of 2008, compared to 49.9% and 60.8% for the second quarter of 2007, respectively. For the six months of 2008, mail-order and retail generic dispensing rates increased to 54.2% and 65.4%, respectively, compared to 49.1% and 60.5% for 2007, respectively. These increases reflect the introduction of new generic products during these periods and the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics.

     Service revenues increased $30 million in the second quarter and $53 million in the six months of 2008 as a result of higher client and other service revenues of $18 million and $36 million, respectively, and higher manufacturer service revenues of $12 million and $17 million, respectively. The higher client and other service revenues reflect higher revenues for nurse services, clinical programs, and services associated with Medicare Part D-related product offerings, in addition to higher claims processing administrative fees. The higher manufacturer revenues result from increased administrative fees reflecting higher volumes and favorable manufacturer contract revisions.
Gross Margin
     Our product gross margin percentage was 6.4% for the second quarter and 6.3% for the six months of 2008, compared to 5.5% for the second quarter and 5.8% for the six months of 2007. The rates of change in cost of product net revenues were lower than the rates of change in product net revenues, as a result of the greater representation of lower-cost generic products, as well as higher mail-order volumes, favorable retail pharmacy reimbursement rates, and increased brand-name pharmaceutical rebates. These items are offset by price inflation on brand-name drugs and the benefit from the short-term availability of generic Plavix primarily in the first quarter of 2007, as well as start-up costs associated with new clients. Also contributing as an offset are steeper client price discounts associated with new clients and renewals of existing clients.
     Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $1,062 million in the second quarter of 2008, and $918 million in the second quarter of 2007, with formulary rebates representing 53.0% and 50.0% of total rebates, respectively, with market share rebates reflecting the remainder. For the six months, rebates totaled $2,115 million in 2008 and $1,837 million in 2007, with formulary rebates representing 51.6% and 49.5% of total rebates, respectively, with market share rebates reflecting the remainder. The increase in rebates reflects improved formulary management and patient compliance, as well as favorable pharmaceutical manufacturer rebate contract revisions, volume from new clients, partially offset by decreased rebates as a result of brand-name drugs that have lost patent protection. We retained approximately $199 million, or 18.7%, of total rebates in the second quarter and $410 million, or 19.4%, in the six months of 2008, compared to $143 million, or 15.6%, in the second quarter and $311 million, or 16.9%, in the six months of 2007, reflecting the current mix of client rebate sharing arrangements.
     Service gross margin of $120 million for the second quarter of 2008 increased $16 million compared to $104 million for the second quarter of 2007. Service gross margin of $231 million for the six months of 2008 increased $29 million compared to $202 million for the six months of 2007. These variances reflect the aforementioned increases in service revenues of $30 million for the quarter and $53 million for the six months, offset by increases in cost of service revenues of $14 million and $24 million, respectively, reflecting higher labor and other costs associated with Medicare Part D and other client programs, as well as the aforementioned nurse services and higher promotional expenses for programs to encourage mail-order and generic utilization.
     The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 28,	Increase		June 30,	June 28,	Increase		June 30,
	2008(1)	(Decrease)		2007	2008(1)	(Decrease)		2007

Gross margin(2)	$933.5	$228.9	32.5%	$704.6	$1,833.8	$355.5	24.0%	$1,478.3
Selling, general and administrative expenses	368.4	94.4	34.5%	274.0	696.8	174.4	33.4%	522.4
Amortization of intangibles	70.6	16.0	29.3%	54.6	140.1	30.8	28.2%	109.3
Interest and other (income) expense, net	57.5	35.6	162.6%	21.9	111.8	75.0	203.8%	36.8

Income before provision for income taxes	437.0	82.9	23.4%	354.1	885.1	75.3	9.3%	809.8
Provision for income taxes	174.3	35.1	25.2%	139.2	352.2	32.1	10.0%	320.1

Net income	$262.7	$47.8	22.2%	$214.9	$532.9	$43.2	8.8%	$489.7

(1)	Includes PolyMedica’s, Critical Care’s, and Europa Apotheek’s operating results commencing on the October 31, 2007, November 14, 2007, and April 28, 2008 acquisition dates, respectively.

(2)	Defined as net revenues minus cost of revenues.
Selling, General and Administrative Expenses
     SG&A expenses for the second quarter of 2008 were $368.4 million and increased from the second quarter of 2007 by $94.4 million, or 34.5%. This primarily reflects SG&A expenses of $61.5 million associated with PolyMedica, Critical Care and Europa Apotheek, as well as higher employee-related costs of $23.3 million to support the growing client base and strategic clinical initiatives, and other net expenses of $9.6 million primarily associated with litigation reserves. SG&A expenses for the six months of 2008 were $696.8 million and increased from the six months of 2007 by $174.4 million, or 33.4%. This primarily reflects SG&A expenses of $121.2 million associated with PolyMedica, Critical Care and Europa Apotheek, higher employee-related costs of $40.6 million, and other net expenses of $12.6 million primarily associated with litigation reserves.
Amortization of Intangibles
     Amortization of intangible assets was $70.6 million for the second quarter and $140.1 million for the six months of 2008, compared to $54.6 million for the second quarter and $109.3 million for the six months of 2007. The increases reflect the additional intangible amortization associated with the PolyMedica, Critical Care, and Europa Apotheek acquisitions.
Interest and Other (Income) Expense, Net
     Interest and other (income) expense, net, increased $35.6 million for the second quarter and $75.0 million for the six months of 2008, compared to the same periods last year. The variances result from higher interest expense of $30.3 million and $58.1 million, respectively, as well as lower interest income of $5.3 million and $7.1 million, respectively. Also contributing to the six-month variance is other expense of $9.8 million from a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes described further below under “—Liquidity and Capital Resources—Swap Agreements.” The interest expense variance reflects increased borrowings to fund our acquisitions, share repurchase program, general corporate activities, working capital requirements, and capital expenditures, partially offset by lower interest rates on floating rate debt. The interest income variance reflects lower average daily cash balances and lower interest rates.
     The weighted average interest rate on our indebtedness was approximately 5.2% for the second quarter and six months of 2008, compared to 6.4% and 6.6% for the second quarter and six months of 2007, respectively, and reflects variability in floating interest rates on the senior unsecured credit facilities, swap agreements and the accounts receivable financing facility.
Provision for Income Taxes
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.9% for the second quarter and 39.8% for the six months of 2008, compared to 39.3% for the second quarter and 39.5% for the six months of 2007. The quarter and six-month increases primarily reflect various state tax law changes.
Net Income and Earnings per Share
     Net income as a percentage of net revenues increased to 2.1% for the second quarter of 2008, from 1.9% for the second quarter of 2007, and decreased to 2.1% for the six months of 2008 compared to 2.2% for the six months of 2007, as a result of the aforementioned factors. Diluted earnings per share increased 34.2% to $0.51 for the second quarter of 2008, from $0.38 for the second quarter of 2007, and increased 18.8% to $1.01 for the six months of 2008 compared to $0.85 for the six months of 2007.

     The diluted weighted average shares outstanding were 517.6 million for the second quarter and 527.7 million for the six months of 2008, compared to 564.2 million for the second quarter and 573.5 million for the six months of 2007, representing decreases of 8.3% and 8.0%, respectively. These decreases result from the repurchase of approximately 144.9 million shares of stock in connection with our share repurchase program since its inception in 2005 through the end of the second quarter of 2008, compared to an equivalent amount of 98.7 million shares repurchased inception-to-date through the end of the second quarter of 2007. There were approximately 12.4 million and 33.5 million shares repurchased in the second quarter and six months of 2008, respectively, compared to 17.4 million and 40.6 million shares repurchased in the second quarter and six months of 2007, respectively. The effect of these repurchases was partially offset by the dilutive effect of stock options.
Segment Results of Operations
PBM Segment
     The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 28,	Increase		June 30,	June 28,	Increase		June 30,
	2008(1)	(Decrease)		2007	2008(1)	(Decrease)		2007

Product net revenues	$10,646.7	$1,215.2	12.9%	$9,431.5	$21,579.0	$2,556.2	13.4%	$19,022.8
Total service revenues	146.0	22.7	18.4%	123.3	287.0	45.1	18.6%	241.9

Total net revenues	10,792.7	1,237.9	13.0%	9,554.8	21,866.0	2,601.3	13.5%	19,264.7
Total cost of revenues	10,017.1	1,048.0	11.7%	8,969.1	20,335.2	2,313.7	12.8%	18,021.5

Total gross margin(2)	$775.6	$189.9	32.4%	$585.7	$1,530.8	$287.6	23.1%	$1,243.2
Gross margin percentage	7.2%	1.1%		6.1%	7.0%	0.5%		6.5%

Selling, general and administrative expenses	289.5	70.4	32.1%	219.1	547.5	133.0	32.1%	414.5
Amortization of intangibles	59.4	14.4	32.0%	45.0	117.9	27.9	31.0%	90.0

Operating income	$426.7	$105.1	32.7%	$321.6	$865.4	$126.7	17.2%	$738.7

(1)	Includes PolyMedica’s and Europa Apotheek’s operating results commencing on the October 31, 2007 and April 28, 2008 acquisition dates, respectively.

(2)	Defined as net revenues minus cost of revenues.
     PBM total net revenues of $10,793 million for the second quarter and $21,866 million for the six months of 2008 increased $1,238 million and $2,601 million, respectively, compared to the revenues of $9,555 million for the second quarter and $19,265 million for the six months of 2007. The increases primarily reflect higher total volume driven by new business and incremental volume from PolyMedica, as well as price inflation on brand-name drugs, partially offset by a greater representation of lower cost generic drugs and higher client price discounts.
     Gross margins were 7.2% of net revenues for the second quarter and 7.0% for the six months of 2008, compared to 6.1% for the second quarter and 6.5% for the six months of 2007, primarily driven by the increased generic dispensing rates, higher mail-order penetration reflecting a large mail-order only client commencing in 2008, and higher rebate retention rates, offset by the aforementioned Plavix benefit primarily in the first quarter of 2007 and client price discounts, as well a start-up costs associated with new clients.
     SG&A expenses for the second quarter and six months of 2008 were $290 million and $548 million, respectively, and increased from the second quarter and six months of 2007 by $70 million and $133 million, respectively. These increases primarily reflect SG&A expenses associated with PolyMedica and Europa Apotheek, as well as higher employee-related costs to support the growing client base and strategic clinical initiatives, and litigation reserves. Amortization of intangible assets was $59 million for the second quarter and $118 million for the six months of 2008, an increase of $14 million and $28 million, respectively, from the second quarter and six months of 2007, reflecting the additional intangible amortization associated with the PolyMedica and Europa Apotheek acquisitions.
     Operating income of $427 million and $865 million for the second quarter and six months of 2008, respectively, increased $105 million, or 32.7%, and $127 million, or 17.2%, from the second quarter and six months of 2007, respectively. The increased operating income results from the aforementioned factors. For additional information on the PBM segment, see Note 9, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Specialty Pharmacy Segment
     The Specialty Pharmacy segment was formed at the time of the Accredo acquisition in 2005 and includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 28,	Increase		June 30,	June 28,	Increase		June 30,
	2008(1)	(Decrease)		2007	2008(1)	(Decrease)		2007

Product net revenues	$1,960.4	$479.6	32.4%	$1,480.8	$3,835.0	$919.2	31.5%	$2,915.8
Total service revenues	21.5	7.5	53.6%	14.0	36.6	7.9	27.5%	28.7

Total net revenues	1,981.9	487.1	32.6%	1,494.8	3,871.6	927.1	31.5%	2,944.5
Total cost of revenues	1,824.0	448.1	32.6%	1,375.9	3,568.6	859.2	31.7%	2,709.4

Total gross margin(2)	$157.9	$39.0	32.8%	$118.9	$303.0	$67.9	28.9%	$235.1
Gross margin percentage	8.0%	—		8.0%	7.8%	(0.2%)		8.0%

Selling, general and administrative expenses	78.9	24.0	43.7%	54.9	149.3	41.4	38.4%	107.9
Amortization of intangibles	11.2	1.6	16.7%	9.6	22.2	2.9	15.0%	19.3

Operating income	$67.8	$13.4	24.6%	$54.4	$131.5	$23.6	21.9%	$107.9

(1)	Includes Critical Care’s operating results commencing on the November 14, 2007 acquisition date.

(2)	Defined as net revenues minus cost of revenues.
     Specialty Pharmacy total net revenues of $1,982 million for the second quarter and $3,872 million for the six months of 2008 increased $487 million and $927 million, respectively, compared to revenues of $1,495 million for the second quarter and $2,945 million for the six months of 2007. The increases primarily result from higher mail-order revenues reflecting new clients, as well as incremental revenues resulting from the Critical Care acquisition.
     Gross margins were 8.0% of net revenues for the second quarter of 2008, consistent with the second quarter of 2007, primarily reflecting higher brand-name manufacturer purchase discounts and service revenues as a result of favorable contract revisions, as well as higher margins associated with the Critical Care product line, offset by lower margin associated with new client mix and the timing of inventory purchases. Gross margins were 7.8% for the six months of 2008, compared to 8.0% for the six months of 2007. The decreased gross margin primarily results from the aforementioned new client mix and associated start-up costs, as well as lower margin reflecting the timing of inventory purchases, partially offset by the higher margins associated with the Critical Care product line.
     SG&A expenses for the second quarter and six months of 2008 were $79 million and $149 million, respectively, and increased from the second quarter and six months of 2007 by $24 million and $41 million, respectively. This increase primarily reflects the aforementioned SG&A expenses associated with Critical Care, as well as higher employee-related costs. Amortization of intangible assets was $11 million for the second quarter and $22 million for the six months of 2008, an increase of $2 million and $3 million, respectively, from the second quarter and six months of 2007, reflecting the additional intangible amortization resulting from the Critical Care acquisition.

     Operating income of $68 million and $132 million for the second quarter and six months of 2008, respectively, increased $13 million, or 24.6%, and $24 million, or 21.9%, from the second quarter and six months of 2007, respectively. The increased operating income results from the aforementioned factors. For additional information on the Specialty Pharmacy segment, see Note 9, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Cash Flows
     The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Six Months Ended		Six Months Ended
	June 28,		June 30,
	2008(1)	Variance	2007
Net cash provided by operating activities	$200.2	$(476.5)	$676.7
Net cash used by investing activities	(220.8)	(166.6)	(54.2)
Net cash used by financing activities	(381.8)	75.5	(457.3)

Net (decrease) increase in cash and cash equivalents	(402.4)	(567.6)	165.2
Cash and cash equivalents at beginning of period	774.1	(44.4)	818.5

Cash and cash equivalents at end of period	$371.7	$(612.0)	$983.7

(1)	Includes PolyMedica’s, Critical Care’s, and Europa Apotheek’s operating results commencing on the October 31, 2007, November 14, 2007, and April 28, 2008 acquisition dates, respectively.
     Operating Activities. Net cash provided by operating activities of $200 million for the first six months of 2008 reflects net income of $533 million, with adjustments for depreciation and amortization of $219 million. These increases were partially offset by net cash outflows of $255 million associated with an increase in manufacturer accounts receivable, net, reflecting increased prescription volume associated with business growth. In addition, there were net cash outflows from inventories, net, of $140 million due to the timing of purchases and increased business volume, as well as net cash outflows of $63 million from accrued expenses and other noncurrent liabilities, primarily due to the timing of income tax payments.
     The $477 million decrease in net cash provided by operating activities for the first six months of 2008 compared to the first six months of 2007 is primarily due to an increase in cash outflows of $243 million from inventories, net, due to the timing of purchases and increased business volume. In addition, there was an increase in cash outflows of $166 million associated with manufacturer accounts receivable, net, reflecting business growth, as well as an increase in net cash outflows of $87 million from accrued expenses and other noncurrent liabilities, primarily due to unearned premiums and catastrophic reinsurance received in advance from CMS for our Medicare Part D PDP product offerings.
     Investing Activities. The net cash used by investing activities of $221 million for the six months of 2008 is primarily attributable to cash paid for the acquisition of Europa Apotheek of $126 million, net of cash acquired, as well as capital expenditures of $88 million associated with capitalized software development in connection with client-related programs and our Medicare Part D PDP product offerings, and technology and pharmacy operations hardware investments, including those associated with the construction of our third automated dispensing pharmacy, which is expected to be operational in 2009. The $167 million increase in net cash used by investing activities in the first six months of 2008 compared to the first six months of 2007 is primarily due to the $126 million cash paid for Europa Apotheek in 2008, and an increase in capital expenditures of $28 million, primarily due to the construction of our third automated dispensing pharmacy.
     Financing Activities. The net cash used by financing activities of $382 million for the first six months of 2008 primarily results from $1,563 million in share repurchases, $1,680 million of repayments on long-term debt, partially offset by proceeds from long-term debt of $2,866 million. Proceeds from long-term debt of $2,866 million for the first six months of 2008 include proceeds of $1,486 million from our underwritten public offering of senior notes discussed below and proceeds from our revolving credit facility of $1,380 million. Repayments on long-term debt of $1,680 million represent repayments on our revolving credit facility. Net cash used by financing activities also includes a $45 million settlement of a cash flow hedge that we entered into in December 2007 described under “— Swap Agreements” below, as well as $31 million of excess tax benefits from stock-based compensation arrangements.
     The decrease in net cash used by financing activities of $76 million for the first six months of 2008 compared to the first six months of 2007 primarily results from higher net proceeds from debt of $1,591 million, lower net repayments on debt of $1,224 million, partially offset by an increase in share repurchases of $116 million, a decrease in net proceeds from employee stock plans of $113 million, as well as the $45 million settlement of the cash flow hedge.
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
     Total cash and short-term investments as of June 28, 2008 were $442.6 million, including $371.7 million in cash and cash equivalents. Total cash and short-term investments as of December 29, 2007 were $844.4 million, including $774.1 million in cash and cash equivalents. The decrease of $401.8 million in cash and short-term investments for the first six months of 2008 primarily reflects the use of cash associated with share repurchase activity and net repayments under our revolving credit facilities, partially offset by proceeds from debt and cash flows from operations.
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
     During the first six months of 2008, our net borrowings under the revolving credit facility decreased by approximately $300 million, consisting of drawdowns of $1.4 billion and repayments of $1.7 billion. As a result of this activity, the revolving credit facility balance decreased from $1.4 billion at fiscal year-end 2007 to $1.1 billion as of June 28, 2008. As of June 28, 2008, we had $887 million available for borrowing, after giving effect to $13 million in issued letters of credit, under our revolving credit facility.
Accounts Receivable Financing Facility
     Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. At June 28, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating.

Credit Lines
     We have access to uncommitted credit lines that we utilize from time to time to meet daily working capital needs and to take advantage of lower interest rates. These credit lines are supplemental, typically utilized for overnight borrowings, and not considered replacements to our committed credit facilities. Borrowings under this arrangement can not exceed $200 million. There were no amounts outstanding under these credit lines as of June 28, 2008 and December 29, 2007.
Interest Rates
     The estimated weighted average annual interest rate on our indebtedness was approximately 5.2% for both the second quarter and six months of 2008, and 6.4% and 6.6% for the second quarter and six months of 2007, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in our debt ratings, reference rates used under our bank credit facility, swap agreements and the mix of our debt, including the effect of our March 2008 issuance of senior notes.
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
     In connection with the issuance of the 5-year senior notes described above, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for $45.4 million and included the ineffective portion that was recorded as an increase of $9.8 million to interest and other (income) expense, net, for the six months ended June 28, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows.
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
Covenants
     The senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; and limitations on mergers and similar transactions. The 6.125% senior notes and the 7.125% senior notes are also subject to a covenant with respect to certain change of control triggering events, as well as an interest rate adjustment for a downgrade in the ratings to below investment grade on the senior notes. In addition, the senior unsecured credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at June 28, 2008.
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
     The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,		June 30,
	2008(1)	2007	2008(1)		2007
Net income	$262.7	$214.9	$532.9		$489.7
Add:
Interest and other (income) expense, net	57.5	21.9	111.8	(2)	36.8
Provision for income taxes	174.3	139.2	352.2		320.1
Depreciation expense	39.0	43.9	79.0		85.4
Amortization expense	70.6	54.6	140.1		109.3

EBITDA	$604.1	$474.5	$1,216.0		$1,041.3

Adjusted prescriptions(3)	198.1	186.2	404.8		375.7

EBITDA per adjusted prescription	$3.05	$2.55	$3.00		$2.77

(1)	Includes PolyMedica’s, Critical Care’s, and Europa Apotheek’s operating results commencing on the October 31, 2007, November 14, 2007, and April 28, 2008 acquisition dates, respectively.

(2)	Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes as discussed above in “—Liquidity and Capital Resources—Swap Agreements.”

(3)	Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by 3, plus retail prescriptions. These mail-order prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
     For the second quarter of 2008 compared to the second quarter of 2007, EBITDA increased by 27.3%, compared to increases in EBITDA per adjusted prescription of 19.6% and net income of 22.2%. For the six months of 2008 compared to the six months of 2007, EBITDA increased by 16.8%, compared to increases in EBITDA per adjusted prescription of 8.3% and net income of 8.8%. The higher rate of increase for EBITDA compared with net income primarily reflects the aforementioned higher level of interest and other (income) expense, net, as well as higher intangible amortization expense.

The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects the aforementioned Plavix benefit primarily in the first quarter of 2007, as well as new client start-up costs.
Commitments
Contractual Obligations
     The following table presents our contractual obligations as of June 28, 2008, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

		Remainder
	Total	of 2008	2009-2010	2011-2012	Thereafter

Long-term debt obligations(1)	$4,100.0	$—	$—	$2,100.0	$2,000.0
Interest expense on long-term debt obligations(2)	1,376.8	103.1	412.5	370.8	490.4
Operating lease obligations(3)	114.6	20.5	62.8	21.9	9.4
Purchase commitments(4)	137.7	132.9	4.8	—	—
Other(5)	34.3	—	10.0	24.3	—

Total	$5,763.4	$256.5	$490.1	$2,517.0	$2,499.8

(1)	Long-term debt obligations exclude $16.3 million in total unamortized discounts on our 7.25%, 6.125% and 7.125% senior notes and the fair value of interest rate swap agreements of $0.7 million on $200 million of the 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the second-quarter 2008 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers.

(4)	Primarily represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer. As of June 28, 2008, these purchase obligations amounted to $124.1 million for the remainder of 2008, the majority of which is associated with Accredo’s specialty pharmacy business. In addition, PolyMedica has entered into purchase commitments for advertising and other media to obtain favorable advertising rates. As of June 28, 2008, these commitments amounted to $13.6 million through 2010, of which $8.8 million is committed for the remainder of 2008.

(5)	As part of the PolyMedica acquisition, we assumed a $10 million note payable associated with a previous PolyMedica acquisition, which is included in other noncurrent liabilities in the consolidated balance sheets. In addition, as part of the Europa Apotheek acquisition, we have a purchase obligation of $24.3 million anticipated to be settled in 2012, which is included in other noncurrent liabilities in the consolidated balance sheet as of June 28, 2008.
     We have a minimum pension funding requirement of $18.4 million under the Internal Revenue Code (“IRC”) during 2008.
     We also have outstanding debt associated with our 364-day renewable accounts receivable financing facility amounting to $600 million at June 28, 2008. This is classified as short-term debt on our consolidated balance sheet.
     As of June 28, 2008, we had letters of credit outstanding of approximately $14.3 million, of which approximately $13.3 million were issued under our senior unsecured revolving credit facility.
     As of June 28, 2008, we have liabilities for income tax contingencies of $110.5 million. The majority of these liabilities are subject to statutes of limitations that are scheduled to expire by the end of 2012, including certain amounts scheduled to expire over the next twelve months representing approximately 47% of the $110.5 million.

     Off-Balance Sheet Arrangements
     We have no material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Contractual Obligations” above.
Share Repurchase Program
     We currently have a $5.5 billion share repurchase plan which expires on December 31, 2008. The original share repurchase plan, which was approved in August 2005, authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006, and was increased by $3 billion in February 2007. During the second quarter and six months of 2008, we repurchased approximately 12.4 million shares at a cost of $562.4 million, and 33.5 million shares at a cost of $1.6 billion, respectively. Inception-to-date repurchases through June 28, 2008 under this program total approximately 144.9 million shares at a cost of approximately $5.1 billion and at an average per-share price of $35.05. Our Board of Directors periodically reviews the program and approves the associated trading parameters. We may incur debt through borrowings under our revolving credit facility or otherwise in order to fund repurchases under our share repurchase plan. For more information, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in Part II of this Quarterly Report on Form 10-Q.
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
Recently Adopted Financial Accounting Standard
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements. SFAS 157 establishes a common definition for fair value to be applied with existing GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. We adopted SFAS 157 on December 30, 2007 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157,” (“FSP 157-2”) as noted below. The adoption of SFAS 157 did not have an impact on our financial position or operating results.
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

     We utilize the best available information in measuring fair value. The following table sets forth, by level within the fair value hierarchy, the financial assets (liabilities) recorded at fair value on a recurring basis as of June 28, 2008 ($ in millions):

Medco Fair Value Measurements at Reporting Date
Description	June 28, 2008	Level 1	Level 2	Level 3
Money market mutual funds	$218.0	$218.0	$—	$—
Available-for-sale investments	5.8	1.9	3.9	—
Fair value of interest rate swap agreements	(0.7)	—	(0.7)	—
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
Recent Accounting Pronouncements
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosure. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States of America. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS 161 in 2009 is not expected to have a material impact on our consolidated financial statements.
     In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF 07-1 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. Our adoption of EITF 07-1 in 2009 is not expected to have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of June 28, 2008, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $7.3 million in annual interest expense. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.
     We operate our business primarily within the United States and Puerto Rico and execute the vast majority of our transactions in U.S. dollars. However, as a result of our recent acquisition of a majority interest in Europa Apotheek Venlo B.V., which is based in the Netherlands, we are subject to foreign exchange risk, which is not considered to have a material impact on our financial statements.
Item 4. Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of June 28, 2008. There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 10, “Commitments and Contingencies—Legal Proceedings,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and are incorporated by reference herein. Such descriptions include the following recent developments:
     Bankruptcy Preference Litigation. On November 4, 2004, a preference action captioned Berman v. Paid Prescriptions, LLC (In re HNRC Dissolution Co.) was filed against the Company in the United States Bankruptcy Court for the Eastern District of Kentucky, Ashland Division. The lawsuit seeks to recover payments made by the debtor (a former client of the Company) prior to the filing of the bankruptcy petition. The Company was never properly served with the complaint, and first learned of this matter in the fourth quarter of 2007 after the Trustee of the bankruptcy estate obtained a default judgment against the Company. The Company has filed a motion to vacate the default judgment which was pending at the time that the parties reached an agreement to settle this matter. We expect the settlement to be finalized in the third quarter of 2008 for an immaterial amount.
     Accredo. With respect to the securities class action lawsuit filed in the United States District Court for the Western District of Tennessee, summary judgment motions have been filed and trial is scheduled to commence in October 2008.
     With respect to the stockholders derivative suit filed in the Circuit Court of Shelby County, Tennessee, pending court approval this case has been settled for an immaterial amount, which is covered in its entirety by insurance.
     PolyMedica Shareholder Litigation. The Middlesex County Superior Court approved the parties’ Joint Motion for Preliminary Approval of the settlement and at a fairness hearing held on May 8, 2008, granted final approval of the settlement and dismissed the actions with prejudice on the merits. Although the settlement was approved at the May 8, 2008 hearing and the actions have been dismissed with prejudice, plaintiffs’ counsel’s application for attorneys’ fees and expenses remains pending.
Item 1A. Risk Factors
     Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008. There have been no material changes with regard to the risk factors disclosed in such Form 10-K and Form 10-Q other than as set forth below.
Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our PolyMedica diabetes testing supplies revenues and profits under our Liberty brand.
     The majority of our current PolyMedica revenues are tied to the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, our profits would also be reduced. Additionally, our profits could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.
     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173) (the “Act”) provides for a phased-in program for competitive bidding of certain durable medical equipment items. Phase 1 of the program is being conducted in 10 Competitive Bid Areas (“CBAs”), and the mail-order diabetes testing supply product category was included in Phase 1 of the program. Congress has halted Phase 1 for all product categories including mail-order diabetes testing supplies. The law (P.L. 110-275) that halted Phase 1 decreases reimbursement for the product categories including mail-order diabetes testing supplies by 9.5% starting January 1, 2009 and also provides for no annual payment update for 2009. The bidding process for Round 1 is expected to restart in 2009. A national program for competitive bidding of certain durable medical equipment items, including mail-order diabetes testing supplies, is contemplated by the law, but not before 2011. The competitive bidding program could cause our operating results to be negatively affected through a combination of lower reimbursement rates for competitively bid items and/or our failure to secure status as a contracted supplier.
     The Act provided CMS additional authority, beginning in 2009, to use pricing information it gathers during the initial competitive bidding phases for the purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. The newly passed Medicare bill (P.L. 110-275) now requires CMS to issue further guidance on whether and then how it intends to use this authority through the formal rule-making process and delays the earliest implementation date to 2011. Our operating results could be negatively affected if CMS uses this authority to impose lower reimbursement rates in geographic areas that would otherwise have been excluded from the impact of competitive bidding.
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
     The following is a summary of the Company’s share repurchase activity for the three months ended June 28, 2008:
Issuer Purchases of Equity Securities

			Total number of	Approximate
			shares purchased	dollar value of
			as part of a	shares
			publicly	that may yet be
		Average	announced	purchased under
	Total number of shares	price paid	program since	the program(3)
Fiscal Period	purchased	per share(1)	inception(2)	(in thousands)
Balances at March 29, 2008			132,450,405	$983,864

Fiscal April 2008	10,890,300	$44.53	10,890,300	$498,922
Fiscal May 2008	1,546,500	$50.10	1,546,500	$421,448
Fiscal June 2008	—	$—	—	$421,448

Second quarter 2008 totals	12,436,800	$45.22	12,436,800

(1)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended June 28, 2008. The average price paid per share for repurchases initiated since inception is $35.05.

(2)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced share repurchase program.

(3)	These amounts reflect the remaining authorized repurchases based on the increase in the authorized repurchases.
Item 3. Defaults Upon Senior Securities
          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     Medco held its Annual Meeting of Shareholders on May 22, 2008. At that meeting, shareholders voted on the following matters with the results indicated:
     (1) Shareholders re-elected each of John L. Cassis, Michael Goldstein and Dr. Blenda J. Wilson as Class II Directors of the Company for a term to expire at the 2010 Annual Meeting.

	For	Against	Abstain
John L. Cassis	438,279,444	6,561,634	4,902,130
Michael Goldstein, CPA	437,404,353	7,655,882	4,682,973
Blenda J. Wilson, Ph.D.	438,882,916	6,289,593	4,570,700
     The following Directors also have terms in office that continue after the 2008 Annual Meeting: David B. Snow, Jr. (Chairman and Chief Executive Officer), Howard W. Barker, Jr., CPA, Charles M. Lillis, Ph.D., Myrtle S. Potter, William L. Roper, MD, MPH and David D. Stevens.
     (2) Ratification of Auditors: The Audit Committee’s appointment of PricewaterhouseCoopers LLP to audit the books and accounts of the Company for fiscal 2008 was ratified with a vote of 444,361,609 shares for, 1,001,749 shares against, and 4,379,851 abstentions.
     (3) Amendment to Certificate of Incorporation: The amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 1,000,000,000 to 2,000,000,000 was approved and ratified with a vote of 337,397,836 shares for (65.0% of the 518,752,973 outstanding shares as of the record date for the meeting), 107,363,539 shares against, and 4,981,834 abstentions.
     (4) Shareholder Proposal: A shareholder proposal relating to executive compensation was not properly presented at the Annual Meeting of Shareholders and therefore not approved. This proposal received a vote of 12,242,517 shares for, 363,992,507 shares against, 5,868,482 abstentions, and 67,639,703 broker non-votes.
Item 5. Other Information
     Rule 10b5-1 Sales Plans. Medco’s comprehensive compliance program includes a broad policy against insider trading. The procedures promulgated under that policy include regularly scheduled blackout periods that apply to over 600 employees. Executive officers are prohibited from trading during the period that begins on the first day of the last month of the fiscal period and ends on the third trading day after the release of earnings. In addition, executive officers are required to pre-clear all of their trades. Medco’s executive officers are also subject to share ownership guidelines and retention requirements. The ownership targets are based on a multiple of salary (5, 3 or 1.5 times salary), but are expressed as a number of shares. The targets are determined using base salary and the closing price of our stock on the date of our Annual Meeting of Shareholders. The number of shares required to be held has been calculated using a $46.87 stock price, the closing price of our stock on the date of the 2008 Annual Meeting of Shareholders.
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
     The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of July 24, 2008(1):

	Number of Shares to		Number of Shares	Projected
	be Sold Under the		Sold Under the	Beneficial
Name and Position	Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)
Bryan D. Birch	60,000	Sale of previously acquired	0	152,322
Group President, Employer Accounts		shares shall trigger in
		tranches of 20,000; 20,000
		and 20,000 if stock reaches
		specified prices.

John P. Driscoll	27,934	Option exercise in tranches	0	105,215
President, New Markets		of 18,934 and 1,000 shares
		shall trigger if stock
		reaches specific prices; sale
		of 8,000 previously acquired
		shares shall trigger if stock
		reaches specified price.

Robert S. Epstein	57,518	Option exercise of 26,000	0	111,941
Senior Vice President, Medical and		shall trigger if stock
Analytical Affairs and Chief Medical		reaches specific price; sale
Officer		of previously acquired shares
		shall trigger in tranches of
		19,752 and 11,766 if stock
		reaches specified prices.

Kenneth O. Klepper	53,334	Sale of 11,000 previously	11,000	349,550
President and Chief Operating Officer		acquired shares if stock
		reaches a specified price and
		sales related to exercise of
		53,334 options shall trigger
		if stock reaches specified
		price.

Thomas M. Moriarty	20,958	Option exercise of 20,958	8,120	13,716
General Counsel, Secretary and		shall trigger if stock
Senior Vice President, Pharmaceutical		reaches specific price; sale
Contracting		of 8,120 previously acquired
		shares shall trigger if stock
		reaches specified price.

Karin Princivalle	25,218	Option exercise of 14,200	0	61,952
Senior Vice President, Human Resources		shall trigger if stock
		reaches specific price; sale
		of 11,018 previously acquired
		shares shall trigger if stock
		reaches specified price.

David B. Snow, Jr.	200,000	Sale of 200,000 previously	0	1,550,828
Chairman and Chief Executive Officer		acquired shares if stock
		reaches a specified price.

David D. Stevens	70,000	Sale of 70,000 previously	0	96,630
Director		acquired shares shall trigger
		if stock reaches specified
		price.

(1)	This table does not include any trading plans entered into by any executive officer that have expired by their terms or have been fully executed through July 24, 2008. No plans entered into by executive officers have been voluntarily terminated.

(2)	This column reflects the number of shares remaining to be sold as of July 24, 2008.

(3)	This column reflects the number of shares sold under the plan through July 24, 2008.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 24, 2008, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 24, 2008 outside of the plan.

Item 6. Exhibits

Number	Description	Method of Filing

3.1	Third Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2008).	Incorporated by reference.

3.2	Third Amended and Restated Bylaws of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2008).	Incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC. (Registrant)
Date: July 24, 2008	By:	/s/ David B. Snow, Jr.
		Name:	David B. Snow, Jr.
		Title:	Chairman and Chief Executive Officer

Date: July 24, 2008	By:	/s/ Richard J. Rubino, C.P.A.
		Name:	Richard J. Rubino, C.P.A.
		Title:	Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

Number	Description

3.1	Third Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2008).

3.2	Third Amended and Restated Bylaws of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.