Form 10-Q
period 2008-09-27
MEDCO HEALTH SOLUTIONS INC
filed 2008-11-05
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on October 27, 2008, the registrant had 498,020,514 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	September 27,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$440.8	$774.1
Short-term investments	66.9	70.3
Manufacturer accounts receivable, net	1,824.7	1,516.2
Client accounts receivable, net	1,494.0	1,340.3
Income taxes receivable	211.5	216.0
Inventories, net	1,947.2	1,946.0
Prepaid expenses and other current assets	73.4	285.4
Deferred tax assets	163.4	154.4

Total current assets	6,221.9	6,302.7
Property and equipment, net	763.8	725.5
Goodwill	6,335.5	6,230.2
Intangible assets, net	2,738.1	2,905.0
Other noncurrent assets	53.8	54.5

Total assets	$16,113.1	$16,217.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,173.6	$2,812.9
Client rebates and guarantees payable	1,647.8	1,092.2
Accrued expenses and other current liabilities	570.0	624.1
Short-term debt	600.0	600.0

Total current liabilities	4,991.4	5,129.2
Long-term debt, net	3,985.0	2,894.4
Deferred tax liabilities	1,103.1	1,167.0
Other noncurrent liabilities	129.9	152.0

Total liabilities	10,209.4	9,342.6

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 2,000,000,000 shares; issued: 651,712,143 shares at September 27, 2008 and 647,384,634 shares at December 29, 2007	6.5	6.4
Accumulated other comprehensive income (loss)	(21.0)	6.4
Additional paid-in capital	7,736.4	7,553.0
Retained earnings	3,655.0	2,826.4

	11,376.9	10,392.2
Treasury stock, at cost: 153,258,666 shares at September 27, 2008 and 111,445,348 shares at December 29, 2007	(5,473.2)	(3,516.9)

Total stockholders’ equity	5,903.7	6,875.3

Total liabilities and stockholders’ equity	$16,113.1	$16,217.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Product net revenues (Includes retail co-payments of $1,828 and $1,831 in the third quarters of 2008 and 2007, and $5,830 and $5,705 in the nine months of 2008 and 2007)	$12,390.3	$10,783.1	$37,804.3	$32,721.7
Service revenues	168.8	135.5	492.3	406.1

Total net revenues	12,559.1	10,918.6	38,296.6	33,127.8

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $1,828 and $1,831 in the third quarters of 2008 and 2007, and $5,830 and $5,705 in the nine months of 2008 and 2007)	11,580.7	10,183.3	35,391.5	30,845.0
Cost of service revenues	53.6	34.5	146.7	103.6

Total cost of revenues	11,634.3	10,217.8	35,538.2	30,948.6
Selling, general and administrative expenses	347.2	263.2	1,044.0	785.6
Amortization of intangibles	71.1	54.6	211.2	163.9
Interest and other (income) expense, net	58.2	25.5	169.9	62.3

Total cost of operations	12,110.8	10,561.1	36,963.3	31,960.4

Income before provision for income taxes	448.3	357.5	1,333.3	1,167.4
Provision for income taxes	152.6	142.8	504.7	462.9

Net income	$295.7	$214.7	$828.6	$704.5

Basic earnings per share:
Weighted average shares outstanding	503.3	537.9	512.7	555.3

Earnings per share	$0.59	$0.40	$1.62	$1.27

Diluted earnings per share:
Weighted average shares outstanding	513.4	547.9	523.0	565.3

Earnings per share	$0.58	$0.39	$1.58	$1.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

				Accumulated
	Shares of Common	Shares of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional	Retained	Treasury
	Issued	Stock	Stock	Income (Loss)	Paid-in Capital	Earnings	Stock	Total
Balances at December 29, 2007	647,385	111,445	$6.4	$6.4	$7,553.0	$2,826.4	$(3,516.9)	$6,875.3

Comprehensive income:
Net income	—	—	—	—	—	828.6	—	828.6

Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	—	—	—	(0.2)	—	—	—	(0.2)

Foreign currency translation	—	—	—	(9.8)	—	—	—	(9.8)

Unrealized loss on cash flow hedge, net of tax of $10.8	—	—	—	(16.9)	—	—	—	(16.9)

Amortization of effective portion of cash flow hedge, net of tax of $0.7	—	—	—	1.2	—	—	—	1.2

Defined benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax of $1.2	—	—	—	(1.9)	—	—	—	(1.9)
Net gains (losses) included in net periodic benefit cost, net of tax of $(0.2)	—	—	—	0.2	—	—	—	0.2

Other comprehensive income	—	—	—	(27.4)	—	—	—	(27.4)

Total comprehensive income	—	—	—	(27.4)	—	828.6	—	801.2

Issuance of common stock for options exercised, including tax benefit	2,898	—	0.1	—	86.8	—	—	86.9

Issuance of common stock under employee stock purchase plans	294	—	—	—	13.8	—	—	13.8

Restricted stock and restricted stock unit activity, including tax benefit	1,135	—	—	—	34.6	—	—	34.6

Stock-based compensation related to options	—	—	—	—	48.2	—	—	48.2

Treasury stock acquired	—	41,814	—	—	—	—	(1,956.3)	(1,956.3)

Balances at September 27, 2008	651,712	153,259	$6.5	$(21.0)	$7,736.4	$3,655.0	$(5,473.2)	$5,903.7

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in millions)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income	$828.6	$704.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117.7	124.4
Amortization of intangibles	211.2	163.9
Deferred income taxes	(89.4)	(99.7)
Stock-based compensation on employee stock plans	97.8	73.9
Tax benefit on employee stock plans	63.6	87.4
Excess tax benefits from stock-based compensation arrangements	(39.3)	(58.9)
Other	80.9	45.7
Net changes in assets and liabilities (net of acquisition effects, 2008 only):
Manufacturer accounts receivable, net	(306.8)	(6.4)
Client accounts receivable, net	(203.9)	67.4
Inventories, net	2.5	31.1
Prepaid expenses and other current assets	213.6	(10.8)
Income taxes receivable	4.5	—
Deferred income taxes	—	(8.9)
Other noncurrent assets	10.5	(7.0)
Claims and other accounts payable	(651.5)	(706.4)
Client rebates and guarantees payable	555.6	408.1
Accrued expenses and other current and noncurrent liabilities	(98.4)	8.1

Net cash provided by operating activities	797.2	816.4

Cash flows from investing activities:
Cash paid for Europa Apotheek Venlo B.V., net of cash acquired	(126.5)	—
Capital expenditures	(156.5)	(93.5)
Purchases of securities and other investments	(73.0)	(113.1)
Proceeds from sale of securities and other investments	69.0	108.5

Net cash used by investing activities	(287.0)	(98.1)

Cash flows from financing activities:
Proceeds from long-term debt	3,235.7	1,000.0
Repayments on long-term debt	(2,150.0)	(456.5)
Proceeds under accounts receivable financing facility	—	275.0
Debt issuance costs	(11.3)	(1.7)
Settlement of cash flow hedge	(45.4)	—
Purchase of treasury stock	(1,956.3)	(1,960.6)
Excess tax benefits from stock-based compensation arrangements	39.3	58.9
Proceeds from employee stock plans	44.5	177.6

Net cash used by financing activities	(843.5)	(907.3)

Net decrease in cash and cash equivalents	(333.3)	(189.0)
Cash and cash equivalents at beginning of period	774.1	818.5

Cash and cash equivalents at end of period	$440.8	$629.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The Company’s fiscal quarters for 2008 and 2007 each consisted of 13 weeks and ended on September 27, 2008 and September 29, 2007, respectively.
     In the first quarter of 2008, the Company completed a two-for-one stock split, which was effected in the form of a 100% stock dividend and distributed on January 24, 2008, to shareholders of record at the close of business on January 10, 2008. All share and per share amounts, including those as of and for the third quarter and nine months ended September 29, 2007, have been adjusted for the increase in issued and outstanding shares after giving effect to the stock split. See Note 1, “Background and Basis of Presentation,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information.
2. RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements. SFAS 157 establishes a common definition for fair value to be applied with existing U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Company adopted SFAS 157 on December 30, 2007, except with respect to those nonrecurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Staff Position FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”), as noted below. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results.
     FSP FAS 157-2 deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated statements of financial position and results of operations.
     In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”(“FSP FAS 157-3”), which clarified the determination of the fair value of financial assets when the market for that asset is not active. Effective upon issuance, the Company’s adoption of FSP FAS 157-3 did not have an impact on the Company’s financial position or operating results.
     Fair Value Hierarchy. SFAS 157 defines the inputs used to measure fair value into the following hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

     The Company utilizes the best available information in measuring fair value. The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of September 27, 2008 ($ in millions):
Medco Fair Value Measurements at Reporting Date

Description	September 27, 2008	Level 1	Level 2	Level 3
Money market mutual funds	$344.0	$344.0	$—	$—
Available-for-sale investments	4.7	1.9	2.8	—
Fair value of interest rate swap agreements	1.0	—	1.0	—
     The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the consolidated balance sheets at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians. Available-for-sale investments classified as Level 1 are measured using quoted market prices for identical assets, while the investments classified as Level 2 are measured through comparable assets observed in the markets. The Company’s interest rate swap agreements are valued using observable market inputs, and therefore are classified within Level 2. Historically, there have not been significant fluctuations in the fair value of the financial assets.
3. ACQUISITIONS
     Europa Apotheek Venlo B.V. On April 28, 2008, the Company acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that provides clinical healthcare and mail-order pharmacy services in Germany and the Netherlands. The cost of the acquisition was approximately $126.8 million in cash and a $24.1 million purchase obligation, with additional potential future consideration for achieving performance targets. The Company believes this acquisition leverages its proven proprietary technologies and ability to deliver customized solutions to meet the challenges of managing healthcare costs and improving clinical care abroad. The transaction was accounted for under the provisions of SFAS No. 141, “Business Combinations.” The purchase price has been allocated based upon the preliminary estimates of the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $105.4 million, has been allocated to goodwill, and $41.0 million has been allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of 9.1 years. Additionally, there is a deferred tax liability of $10.0 million associated with the allocated intangible assets. Europa Apotheek’s balance sheet is subject to foreign currency fluctuations, the effects of which are recorded as an offset in the accumulated other comprehensive income component of stockholders’ equity. The Company expects that if any adjustments to the preliminary purchase price allocation become necessary, they would be completed by April 2009. Europa Apotheek’s operating results from the date of acquisition of April 28, 2008 through September 27, 2008 are included in the accompanying unaudited interim condensed consolidated financial statements. Pro forma financial statement results for the quarters and nine months ended September 27, 2008 and September 29, 2007 including the results of Europa Apotheek would not differ materially from the Company’s historically reported financial statement results.
     PolyMedica. On October 31, 2007, the Company acquired PolyMedica Corporation (“PolyMedica”), a leading provider of diabetes care through its Liberty brand, including blood glucose testing supplies, prescriptions and related services. PolyMedica’s operating results from the date of acquisition of October 31, 2007 through September 27, 2008 are included in the accompanying unaudited interim condensed consolidated financial statements. The unaudited pro forma results of operations of the Company and PolyMedica for the quarter and nine months ended September 29, 2007 as if the PolyMedica acquisition had occurred at the beginning of fiscal 2007 are as follows ($ in millions, except for per share amounts):

	Quarter Ended	Nine Months Ended
	September 29, 2007	September 29, 2007
Pro forma total net revenues	$11,063.2	$33,565.0
Pro forma net income	$210.9	$694.4
Pro forma basic earnings per common share	$0.39	$1.25
Pro forma diluted earnings per common share	$0.38	$1.23

     The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the PolyMedica acquisition had been completed at the beginning of fiscal 2007. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.
4. EARNINGS PER SHARE (“EPS”)
     The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Weighted average shares outstanding	503.3	537.9	512.7	555.3
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	10.1	10.0	10.3	10.0

Diluted weighted average shares outstanding	513.4	547.9	523.0	565.3

     SFAS No. 128, “Earnings per Share,” (“SFAS 128”) requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For the quarter and nine months ended September 27, 2008, there were outstanding options to purchase 5.3 million and 5.4 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the SFAS 128 treasury stock method. These outstanding options may be dilutive to future EPS calculations. For the quarter and nine months ended September 29, 2007, there were outstanding options to purchase 6.7 million and 7.0 million shares of Medco stock, respectively, which were not dilutive to the EPS calculation. The decrease in the weighted average shares outstanding and diluted weighted average shares outstanding for the quarter and nine months ended September 27, 2008 compared to the same periods in 2007 results from the repurchase of 153.2 million shares of stock in connection with the Company’s share repurchase program since its inception in 2005 through the third quarter of 2008, compared to an equivalent amount of 111.4 million shares purchased inception-to-date through the third quarter of 2007. The Company repurchased approximately 8.3 million and 41.8 million shares of stock in the third quarter and first nine months of 2008, respectively. The decrease in shares outstanding was partially offset by the issuance of stock under employee stock plans and the dilutive effect of outstanding stock options and restricted stock units. In accordance with SFAS 128, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.
5. ACCOUNTS RECEIVABLE
     The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable are presented net of allowance for doubtful accounts and include a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. As of September 27, 2008 and December 29, 2007, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $478.9 million and $457.2 million, respectively.
     The Company’s allowance for doubtful accounts as of September 27, 2008 and December 29, 2007 of $132.2 million and $130.0 million, respectively, includes $78.0 million and $70.8 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The Company’s allowance for doubtful accounts as of September 27, 2008 and December 29, 2007 also includes $32.6 million and $30.3 million, respectively, related to PolyMedica for diabetic supplies, which are primarily reimbursed by insurance companies and government agencies. In addition, the Company’s allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offering. See Note 11, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Specialty Pharmacy segment.
6. GOODWILL AND INTANGIBLE ASSETS, NET
     The following is a summary of the Company’s goodwill and other intangible assets ($ in millions):

	September 27, 2008			December 29, 2007
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Net	Carrying Value	Amortization	Net
Goodwill:
PBM(1)	$5,232.1	$813.4	$4,418.7	$5,131.6	$813.4	$4,318.2
Specialty Pharmacy(2)	1,916.8	—	1,916.8	1,912.0	—	1,912.0

Total(3)	$7,148.9	$813.4	$6,335.5	$7,043.6	$813.4	$6,230.2

Intangible assets:
PBM(1)	$3,758.5	$1,757.8	$2,000.7	$3,714.2	$1,580.0	$2,134.2
Specialty Pharmacy(2)	861.5	124.1	737.4	861.5	90.7	770.8

Total(4)	$4,620.0	$1,881.9	$2,738.1	$4,575.7	$1,670.7	$2,905.0

(1)	Principally comprised of the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck & Co., Inc. (“Merck”) in 1993, and the recorded value of Medco’s client relationships at the time of acquisition and, to a lesser extent, the Company’s acquisitions of Europa Apotheek in 2008, PolyMedica in 2007, and ProVantage Health Services, Inc. in 2000.

(2)	Represents the Specialty Pharmacy segment, primarily reflecting the portion of the excess of the purchase price paid by the Company to acquire Accredo Health, Incorporated (“Accredo”) in 2005 over tangible net assets acquired, and to a significantly lesser extent, a portion of the excess of the purchase price paid by the Company to acquire Critical Care Systems, Inc. (“Critical Care”) in 2007, and Pediatric Services of America, Inc. in 2005.

(3)	The increase in goodwill for the nine months ended September 27, 2008 primarily represents a portion of the excess of the Europa Apotheek purchase price over tangible net assets acquired and an adjustment resulting from a final purchase price cash settlement associated with Critical Care. See Note 3, “Acquisitions,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Europa Apotheek acquisition.

(4)	The increase in intangible assets for the nine months ended September 27, 2008 primarily represents a portion of the excess of the Europa Apotheek purchase price over tangible net assets acquired. See Note 3, “Acquisitions,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Europa Apotheek acquisition.
     Aggregate intangible asset amortization expense is estimated to be as follows ($ in millions):

Fiscal Years Ending December
2008 (remaining)	$71.1
2009	269.0
2010	249.5
2011	238.2
2012	233.6

Total	$1,061.4

     The aggregate weighted average useful life of intangible assets subject to amortization is 22 years. The weighted average useful life is approximately 22 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. The acquired Liberty trade name intangible asset of $392 million has an indefinite life.

     The most recent assessment for impairment of goodwill for each of the designated reporting units and the Liberty trade name intangible asset was performed as of September 27, 2008, and the goodwill and Liberty trade name intangible asset were determined not to be impaired.
7. DEBT
     The Company’s debt consists of the following ($ in millions):

	September 27,	December 29,
	2008	2007
Short-term debt:
Accounts receivable financing facility	$600.0	$600.0

Total short-term debt	600.0	600.0

Long-term debt:
Senior unsecured revolving credit facility	1,000.0	1,400.0
Senior unsecured term loan	1,000.0	1,000.0
7.25% senior notes due 2013, net of unamortized discount	497.7	497.4
6.125% senior notes due 2013, net of unamortized discount	298.4	—
7.125% senior notes due 2018, net of unamortized discount	1,187.9	—
Fair value of interest rate swap agreements	1.0	(3.0)

Total long-term debt	3,985.0	2,894.4

Total debt	$4,585.0	$3,494.4

     6.125% and 7.125% Senior Notes. On March 18, 2008, the Company completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. The Company shall pay interest on both series of senior notes semi-annually on March 15 and September 15 of each year, and made its first payments on September 15, 2008. The Company used the net proceeds from the sale of these senior notes to repay borrowings under its revolving credit facility used to fund the acquisition of PolyMedica, which was described in Note 3, “Acquisitions of Businesses,” to the Company’s audited financial statements included in Part II, Item 8 of Medco’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The estimated aggregate fair value of the 6.125% senior notes equaled $295.5 million at September 27, 2008. The estimated aggregate fair value of the 7.125% senior notes equaled $1,163.8 million at September 27, 2008. The fair values are based on observable relevant market information.
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
     In connection with the issuance of the 5-year and 10-year senior notes described above, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for approximately $45.4 million and included the ineffective portion that was recorded as an increase of $9.8 million to interest and other (income) expense, net, for the nine months ended September 27, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which the Company hedged its exposure to variability in future cash flows.

     7.25% Senior Notes. In August 2003, in connection with Medco’s spin-off, the Company completed an underwritten public offering of $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25% per annum, with an effective interest rate of 7.365%, and mature on August 15, 2013. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of the notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable treasury issue for such redemption date plus 50 basis points. The estimated aggregate fair value of the 7.25% senior notes equaled $515.0 million at September 27, 2008. The fair value is based on observable relevant market information.
     The Company entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013, consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon quoted market prices that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented a net receivable of $1.0 million as of September 27, 2008, which is reported in other noncurrent assets, and a net payable of $3.0 million as of December 29, 2007, which was recorded in other noncurrent liabilities, with an offsetting amount recorded in long-term debt, net. These are the amounts that the Company would have received from third parties as of September 27, 2008 or would have had to pay to third parties as of December 29, 2007 if the derivative contracts had been settled. Under the terms of these swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month London Interbank Offered Rate (“LIBOR”) plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received is included in interest and other (income) expense, net.
     Five-Year Credit Facilities. On April 30, 2007, the Company entered into a senior unsecured credit agreement, which is available for general working capital requirements. The facility consists of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The term loan matures on April 30, 2012, at which time the entire facility is required to be repaid. If there are pre-payments on the term loan prior to the maturity date, that portion of the loan would be extinguished. At the Company’s current debt ratings, the credit facilities bear interest at LIBOR plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused portion of the revolving credit facility.
     During the first nine months of 2008, the Company’s net borrowings under the revolving credit facility decreased by approximately $400 million, consisting of repayments of $2.2 billion and drawdowns of $1.8 billion. As a result of this activity, the revolving credit facility balance decreased from $1.4 billion at fiscal year-end 2007 to $1.0 billion as of September 27, 2008. As of September 27, 2008, the Company had $987 million available for borrowing under its revolving credit facility, after giving effect to $13 million in issued letters of credit, which is available through April 30, 2012.
     Accounts Receivable Financing Facility. Through a wholly-owned subsidiary, the Company has a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebate accounts receivable. At September 27, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by the Company’s credit rating. This facility is renewable annually in July at the option of both the Company and its banks.
     Covenants. All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. The Company was in compliance with all covenants at September 27, 2008.
     Aggregate Maturities and Interest Expense. The aggregate maturities of long-term debt are as follows ($ in millions):

Fiscal Years Ending December
2008 to 2011	$—
2012	2,000.0
2013	800.0
2014 to 2017	—
2018	1,200.0

Total	$4,000.0

     Interest expense on total debt was $61.5 million and $173.6 million for the third quarter and nine months ended September 27, 2008, respectively, and $34.6 million and $88.7 million for the third quarter and nine months ended September 29, 2007, respectively.
8. PENSION AND OTHER POSTRETIREMENT BENEFITS
     Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The Company uses its fiscal year-end date as the measurement date for most of its plans. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$5.9	$4.5	$18.5	$13.6
Interest cost	2.4	1.9	7.2	5.9
Expected return on plan assets	(3.3)	(2.7)	(9.8)	(8.3)
Amortization of prior service cost	0.1	—	0.2	—

Net pension cost	$5.1	$3.7	$16.1	$11.2

     The increase in the net pension cost for the quarter and nine months ended September 27, 2008 compared to the same periods last year is primarily due to additional employees participating in the cash balance retirement plan, as well as a plan amendment from graduated seven-year vesting to three-year cliff vesting, which became effective January 1, 2008.
     The Company believes the oversight of the investments held under its pension plans is rigorous and the investment strategies are prudent. Reductions in plan assets from investment losses may result in an increase to the pension plans’ unfunded status and a decrease in stockholders’ equity upon actuarial revaluation of the plans on January 1, 2009. Changes in the value of pension plan assets will not have an impact on the consolidated statement of income for 2008; however, reduced benefit plan assets may result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions. These changes are not expected to be material to the Company’s financial statements.
     The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	0.3	0.1	0.6	0.5
Amortization of prior service credit	(1.1)	(1.0)	(3.2)	(3.2)
Net amortization of actuarial losses	0.1	0.2	0.4	0.5

Net postretirement benefit credit	$(0.5)	$(0.5)	$(1.6)	$(1.6)

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
9. TAXES ON INCOME
     The Company’s effective tax rate was 34.0% and 37.9% for the quarter and nine months ended September 27, 2008, respectively, compared to 39.9% and 39.7% for the same periods in 2007.  The decrease in the rate for both periods reflects a net nonrecurring state income tax benefit of $28 million recorded in the third quarter of 2008 resulting primarily from statute of limitations expirations in certain states, partially offset by state tax law changes.
     As of September 27, 2008, the Company has liabilities for income tax contingencies of $77.8 million on its consolidated balance sheet. For the nine months ended September 27, 2008, there was a net decrease of $26.7 million in the total liabilities for income tax contingencies primarily due to statute of limitations expirations in certain states. The majority of the $77.8 million is subject to statutes of limitations that are scheduled to expire by the end of 2012 with approximately 23% scheduled to expire over the next twelve months.
     In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, which is currently anticipated to be completed in 2009. The Company has agreed to extend the statute of limitations for the 2003 tax period and the 2004 tax year to September 15, 2009.
10. SHARE REPURCHASE PROGRAM
     During the third quarter and nine months of 2008, the Company repurchased approximately 8.3 million shares at a cost of $391.7 million and 41.8 million shares at a cost of $1.95 billion, respectively, under its $5.5 billion share repurchase plan. Inception-to-date repurchases through September 27, 2008 under this program total approximately 153.2 million shares at a cost of approximately $5.5 billion and at an average per-share price of $35.71. In October 2008, the Company completed this $5.5 billion share repurchase program by repurchasing approximately 0.6 million shares at a cost of $29.7 million.
     In October 2008, the Company’s Board of Directors approved a new share repurchase program, authorizing the purchase of up to $3 billion of its common stock in the open market over a two-year period commencing November 10, 2008. It is currently expected that share repurchases will be funded by the Company’s free cash flow (cash flow from operations less capital expenditures).
11. SEGMENT REPORTING
     Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to the Company’s clients and members, either through the Company’s network of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products, and Europa Apotheek, which provides clinical healthcare and mail-order pharmacy services in Germany and the Netherlands, commencing on the October 31, 2007 and April 28, 2008 acquisition dates, respectively. The Specialty Pharmacy segment, which was formed at the time of the Accredo acquisition in 2005, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services, commencing on the November 14, 2007 acquisition date.
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
Quarterly Results:

	Quarter Ended September 27, 2008			Quarter Ended September 29, 2007
		Specialty			Specialty
	PBM(1)	Pharmacy(2)	Total	PBM	Pharmacy	Total

Product net revenues	$10,393.4	$1,996.9	$12,390.3	$9,300.1	$1,483.0	$10,783.1
Total service revenues	151.0	17.8	168.8	118.9	16.6	135.5

Total net revenues	10,544.4	2,014.7	12,559.1	9,419.0	1,499.6	10,918.6
Total cost of revenues	9,782.8	1,851.5	11,634.3	8,835.1	1,382.7	10,217.8
Selling, general and administrative expenses	273.1	74.1	347.2	208.4	54.8	263.2
Amortization of intangibles	60.0	11.1	71.1	45.0	9.6	54.6

Operating income	$428.5	$78.0	$506.5	$330.5	$52.5	$383.0
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			58.2			25.5

Income before provision for income taxes			$448.3			$357.5

Capital expenditures	$64.3	$4.6	$68.9	$27.7	$6.4	$34.1
Year-to-Date Results:

	Nine Months Ended September 27, 2008			Nine Months Ended September 29, 2007
		Specialty			Specialty
	PBM(1)	Pharmacy(2)	Total	PBM	Pharmacy	Total

Product net revenues	$31,972.4	$5,831.9	$37,804.3	$28,322.9	$4,398.8	$32,721.7
Total service revenues	437.8	54.5	492.3	360.8	45.3	406.1

Total net revenues	32,410.2	5,886.4	38,296.6	28,683.7	4,444.1	33,127.8
Total cost of revenues	30,118.1	5,420.1	35,538.2	26,856.5	4,092.1	30,948.6
Selling, general and administrative expenses	820.6	223.4	1,044.0	623.0	162.6	785.6
Amortization of intangibles	177.8	33.4	211.2	134.9	29.0	163.9

Operating income	$1,293.7	$209.5	$1,503.2	$1,069.3	$160.4	$1,229.7
Reconciling item to income before provision for income taxes:
Interest and other (income) expense, net			169.9			62.3

Income before provision for income taxes			$1,333.3			$1,167.4

Capital expenditures	$139.9	$16.6	$156.5	$76.7	$16.8	$93.5
Identifiable Assets:

	As of September 27, 2008			As of December 29, 2007
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$12,390.8	$3,722.3	$16,113.1	$12,597.7	$3,620.2	$16,217.9

(1)	Includes PolyMedica’s and Europa Apotheek’s operating results commencing on the October 31, 2007 and April 28, 2008 acquisition dates, respectively.

(2)	Includes Critical Care’s operating results commencing on the November 14, 2007 acquisition date.

12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. The most significant of these matters are described below.
     There is uncertainty regarding the possible course and outcome of the proceedings discussed below. Although it is not feasible to predict or determine the final outcome of any proceedings with certainty, the Company believes there is no litigation pending against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, liquidity and operating results. However, there can be no assurances that an adverse outcome in any of the proceedings described below will not result in material fines, penalties and damages, changes to the Company’s business practices, loss of (or litigation with) clients or a material adverse effect on the Company’s business, financial condition, liquidity and operating results. It is also possible that future results of operations for any particular quarterly or annual period could be materially adversely affected by the ultimate resolution of one or more of these matters, or changes in the Company’s assumptions or its strategies related to these proceedings. The Company continues to believe that its business practices comply in all material respects with applicable laws and regulations and is vigorously defending itself in the actions described below. The Company believes that most of the claims made in these legal proceedings and government investigations would not likely be covered by insurance.
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
     In January 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that had contracted with the Company and that had indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck had failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the amended complaint-in-intervention filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed in Note 4, “Legal Settlements Charge,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company had been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. In the complaint, the plaintiff further alleges, among other things, that the Company acts as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition.
     In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that had contracted with the Company within three years prior to the filing of the complaint, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act, and seeks, among other things, compensatory damages, attorneys’ fees and injunctive relief. On September 21, 2007, the Magistrate Judge recommended that the District Court deny Medco’s motion to stay the action pending arbitration, which the district court affirmed in July 2008. Medco is appealing the District Court’s decision.
     Contract Litigation. On December 27, 2007, IMS Health Incorporated filed a demand for arbitration against the Company. In this action, IMS Health Incorporated is alleging that the Company violated the terms of a cross-licensing data agreement by charging a third-party a lower price for data and subsequently not adjusting the price charged to IMS Health Incorporated to be equal to what was being charged to the third party. IMS Health Incorporated is seeking a declaratory judgment to enforce the disputed terms of the agreement and damages based on the price differential. In September 2008, fact discovery was conducted before the arbitration panel. A decision by the arbitration panel is expected following briefing and summations in October and November 2008.

     Bankruptcy Preference Litigation. On November 4, 2004, a preference action captioned Berman v. Paid Prescriptions, LLC (In re HNRC Dissolution Co.) was filed against the Company in the United States Bankruptcy Court for the Eastern District of Kentucky, Ashland Division. The lawsuit sought to recover payments made by the debtor (a former client of the Company) prior to the filing of the bankruptcy petition. The Company was never properly served with the complaint, and first learned of this matter in the fourth quarter of 2007. In September 2008, the Company settled this matter for an immaterial amount.
     Accredo. Accredo, a former Accredo officer and a former Accredo officer who is a current Medco director are defendants in a securities class action lawsuit filed in the United States District Court for the Western District of Tennessee. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. The plaintiff class representatives purport to represent a class of individuals and entities that purchased Accredo stock during the period June 16, 2002 through April 7, 2003 and who claimed to have suffered damages from alleged acts and/or omissions by the defendants relating to a prior acquisition by Accredo of the Specialty Pharmaceutical Services Division of Gentiva Health Services, Inc. The parties reached an agreement to settle this matter, which is expected to be finalized in the fourth quarter of 2008. The Company previously recorded a reserve for the settlement, which is partially covered by insurance.
     Certain former officers and former directors of Accredo are defendants in a stockholders derivative suit based on the same underlying claims filed in the Circuit Court of Shelby County, Tennessee. Plaintiffs in the derivative suit alleged that the former officers and former directors have breached their fiduciary duty to Accredo by engaging in substantially the same alleged conduct that is the basis of the class action lawsuit. The court approved a settlement for an immaterial amount, all of which is covered in its entirety by insurance and the settlement is final.
     PolyMedica Shareholder Litigation. In August 2007, a putative stockholder class action lawsuit related to the merger was filed by purported stockholders of PolyMedica in the Superior Court of Massachusetts for Middlesex County against, amongst others, the Company and its affiliate, MACQ Corp. The lawsuit captioned, Groen v. PolyMedica Corp. et al., alleged, among other things, that the price agreed to in the merger agreement was inadequate and unfair to the PolyMedica stockholders and that the defendants breached their duties to the stockholders and/or aided breaches of duty by other defendants in negotiating and approving the merger agreement. Shortly thereafter, two virtually identical lawsuits (only one of which named the Company as a defendant) were filed in the same court. In September 2007, the parties to these actions reached an agreement in principle to settle the actions for an immaterial amount and in May 2008, the Court granted final approval of the settlement and dismissed the actions with prejudice on the merits. Plaintiffs’ counsel’s application for attorneys’ fees and expenses remains pending.
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
Purchase Commitments
     The Company has entered into agreements with certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer that contain minimum purchasing volume commitments. As of September 27, 2008, these purchase commitments amounted to $49.5 million for the remainder of 2008, the majority of which is associated with Accredo’s Specialty Pharmacy business. There are no such commitments beyond 2008.
     PolyMedica has entered into purchase commitments for advertising and other media to obtain favorable advertising rates. As of September 27, 2008, these commitments amounted to $8.7 million through 2010, of which $4.5 million is committed for the remainder of 2008.

13. RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States of America. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated financial statements.
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
     In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF 07-1 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. The Company’s adoption of EITF 07-1 in 2009 is not expected to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company currently does not expect the adoption of SFAS 141(R) to have a material impact on its consolidated financial statements.
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
•	Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients;

•	Failure to retain key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues and could harm our profitability;

•	If we do not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline;

•	Our acquisition activity has increased recently and if we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention;

•	If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations;

•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;

•	Failure to execute our Medicare Part D prescription drug benefits strategy could adversely impact our business and financial results;

•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;

•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;

•	We are subject to corporate integrity agreements and noncompliance may impede our ability to conduct business with the federal government;

•	Legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable medical information could limit our ability to use information that is critical to the operation of our business;

•	Our Specialty Pharmacy business is highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or increase our revenues;

•	Our ability to grow our Specialty Pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;

•	Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased credit risk;

•	Changes in industry pricing benchmarks could adversely affect our financial performance;

•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance;

•	Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if products are withdrawn from the market, if prescription drugs transition to over-the-counter products, or if increased safety risk profiles of specific drugs result in utilization decreases;

•	We may be subject to liability claims for damages and other expenses that are not covered by insurance;

•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure and failure to execute could adversely impact our business;

•	We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives;

•	Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our PolyMedica diabetes testing supplies revenues and profits under our Liberty brand; and

•	Anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.
     The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business described in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents filed from time to time with the Securities and Exchange Commission.
Overview
     We are the nation’s leading pharmacy benefit manager based on net revenues. We provide sophisticated traditional and specialty prescription drug benefit programs to serve the unique needs of our patients with chronic and complex conditions. Our therapy management programs include the use of specialized pharmacists focused on specific disease states in our Medco Therapeutic Resource Centers®. Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, and particularly in Specialty Pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing PBM services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through our Specialty Pharmacy segment, Accredo Health Group, which became the nation’s largest specialty pharmacy based on revenues with our 2005 acquisition of Accredo Health, Incorporated (“Accredo”) (the “Accredo acquisition”). The Therapeutic Resource Center for diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we became the largest diabetes pharmacy care practice based on covered patients. See Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for more information.
     In the first quarter of 2008, we completed a two-for-one stock split, which was effected in the form of a 100% stock dividend and distributed on January 24, 2008, to shareholders of record at the close of business on January 10, 2008. All share and per share amounts, including those as of and for the first nine months of 2007, have been adjusted for the increase in issued and outstanding shares after giving effect to the stock split. See Note 1, “Background and Basis of

Presentation,” to the audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information.
     The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and members are paramount to our success; the retention of existing clients and members and winning of new clients and members poses the greatest opportunity to us and the loss thereof, including as a result of economic conditions, represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive mail-order volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years, and our ability to continue to provide innovative and competitive clinical and other services to clients and members, including through our active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry. Additionally, our future success will depend on our continued ability to generate positive cash flows from operations with a keen focus on asset management and maximizing return on invested capital.
     When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order,” we mean Medco’s mail-order pharmacy operations, as well as Accredo’s Specialty Pharmacy operations.
Key Indicators Reviewed by Management
     Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail-order revenue; adjusted prescription volume; generic dispensing rate; gross margin percentage; cash flow from operations; return on invested capital; diluted earnings per share; Specialty Pharmacy segment revenue and operating income; Earnings Before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—EBITDA” further below for a definition and calculation of EBITDA and EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance.
Financial Performance Summary for the Quarter and Nine Months Ended September 27, 2008
     Our diluted earnings per share increased 48.7% to $0.58 and net income increased 37.7% to $295.7 million for the third quarter of 2008 compared to $0.39 per share and $214.7 million, respectively, for the third quarter of 2007. Our diluted earnings per share increased 26.4% to $1.58 and net income increased 17.6% to $828.6 million for the nine months of 2008 compared to $1.25 per share and $704.5 million, respectively, for the nine months of 2007. These increases primarily reflect higher generic dispensing rates, volume from new business, higher mail-order penetration, and increased manufacturer rebate retention rates. Also contributing to the increase is a third-quarter 2008 nonrecurring state income tax benefit resulting from statute of limitations expirations in certain states, increased Specialty Pharmacy business, and a decrease in the diluted weighted average shares outstanding. These are partially offset by steeper client price discounts associated with new clients and renewals of existing clients, as well as, for the nine months, the benefit from the short-term availability of generic Plavix® primarily in the first quarter of 2007. In addition, 2008 includes the operating results of PolyMedica, Critical Care Systems, Inc. (“Critical Care”), and Europa Apotheek Venlo B.V. (“Europa Apotheek”) commencing on the October 31, 2007, November 14, 2007, and April 28, 2008 acquisition dates, respectively. For the nine months ended September 27, 2008, we generated cash flow from operations of $797.2 million and had cash and cash equivalents of $440.8 million on our consolidated balance sheet at September 27, 2008.
     The diluted weighted average shares outstanding were 513.4 million for the third quarter and 523.0 million for the nine months of 2008, compared to 547.9 million for the third quarter and 565.3 million for the nine months of 2007, representing decreases of 6.3% and 7.5%, respectively. These decreases result from our $5.5 billion share repurchase program, which commenced in 2005 and was completed in October 2008.
     Total net revenues increased 15.0% to $12,559.1 million for the third quarter of 2008, and 15.6% to $38,296.6 million for the nine months of 2008, compared to the same periods last year. Product net revenues increased 14.9% to $12,390.3 million for the third quarter of 2008 and 15.5% to $37,804.3 for the nine months of 2008, which reflects price inflation on brand-name drugs, as well as higher total volume driven by new business and acquisitions, partially offset by a greater representation of lower cost generic drugs and higher client price discounts. Additionally, our service revenues increased 24.6% to $168.8 million for the third quarter of 2008 and 21.2% to $492.3 million for the nine months of 2008, which reflects higher client and other service revenues primarily from formulary management fees, data sales, clinical programs and nurse services. Also contributing are higher claims processing administrative fees, in addition to revenue associated with Medicare Part D-related product offerings for the nine months.
     Total prescription volume, adjusted for the difference in days supply between mail and retail, increased 5.6% to 193.0 million for the third quarter of 2008 and 7.1% to 597.8 million for the nine months of 2008, which substantially reflects higher volumes from new clients. The adjusted mail-order penetration rate increased to 40.4% and 39.5% for the third quarter and nine months of 2008, respectively, compared to 38.4% and 37.7% for the third quarter and nine months of 2007, respectively, resulting from a large mail-order-only client commencing in 2008.
     Our overall generic dispensing rate increased to 64.4% for the third quarter and 63.8% for the nine months of 2008, compared to 60.3% for the third quarter and 59.1% for the nine months of 2007. These increases reflect the introduction of new generic products during these periods and the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in reductions of approximately $650 million and $2,110 million in net revenues for the third quarter and nine months of 2008, respectively.
     Our overall gross margin increased to 7.4% for the third quarter and 7.2% for the nine months of 2008, compared to 6.4% for the third quarter and 6.6% for the nine months of 2007, primarily reflecting our increased generic dispensing rate, mail-order volume, rebate retention rates, and Specialty Pharmacy business, partially offset by the aforementioned client price discounts and, for the nine months, the Plavix benefit in 2007.
     Selling, general and administrative (“SG&A”) expenses of $347.2 million for the third quarter and $1,044.0 million for the nine months of 2008 increased by $84.0 million, or 31.9%, from the third quarter of 2007, and $258.4 million, or 32.9%, from the nine months of 2007, primarily reflecting the addition of PolyMedica, Critical Care, and Europa Apotheek SG&A expenses, as well as higher employee-related costs to support the growing client base and strategic clinical initiatives.
     Amortization of intangible assets of $71.1 million for the third quarter and $211.2 million for the nine months of 2008 increased $16.5 million and $47.3 million from the third quarter and nine months of 2007, respectively, as a result of the PolyMedica, Critical Care and Europa Apotheek acquisitions.
     Interest and other (income) expense, net, of $58.2 million for the third quarter and $169.9 million for the nine months of 2008 increased $32.7 million and $107.6 million compared to the third quarter and nine months of 2007, respectively, primarily attributable to higher interest expense reflecting increased borrowings. Additionally, the nine months of 2008 reflect a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “—Liquidity and Capital Resources—Swap Agreements.”
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 34.0% for the third quarter and 37.9% for the nine months of 2008, compared to 39.9% for the third quarter and 39.7% for the nine months of 2007, primarily as a result of the aforementioned state income tax benefit recorded in the third quarter of 2008.
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
     In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. The subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. At the end of the contract term and based on actual annual drug costs incurred, subsidies are reconciled with actual costs and residual subsidy advance receipts are payable to CMS. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. In the third quarter and nine months of 2008, premium revenues for our PDP products, which exclude member cost share, were $75 million and $245 million, respectively, or less than 1% of total net revenues. In the third quarter and nine months of 2007, premium revenues for our PDP product were $61 million and $195 million, respectively, or less than 1% of total net revenues.
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
     Interest and other (income) expense, net, primarily includes interest expense on our senior unsecured credit facilities, accounts receivable financing facility, senior notes, and amortization of the effective portion of our settled forward-starting interest rate swap agreements. In addition, interest and other (income) expense, net, for the first nine months of 2008 includes a loss on the ineffective portion of the settled forward-starting interest rate swap agreements recorded in the first quarter of 2008. Interest and other (income) expense, net, also includes interest income or interest expense on our interest rate swap agreements on $200 million of the 7.25% senior notes.  This net expense amount is partially offset by interest income generated by cash and cash equivalent investments and short- and long-term investments in marketable securities.
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
     Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from the IRS and state and local taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles from our acquisition by Merck & Co., Inc. in 1993, customer relationships and goodwill, and the value of the Liberty trade name recorded upon our acquisition in 2007 of PolyMedica, and, for the Specialty Pharmacy segment, goodwill and intangible assets recorded primarily from our acquisition of Accredo in 2005.
     Our primary liabilities include claims and other accounts payable, client rebates and guarantees payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities are also comprised of certain premiums, cost share, and catastrophic reinsurance payments received in advance from CMS for our Medicare Part D PDP product offerings. This includes published amounts due to CMS associated with the 2007 plan year reconciliation process. Our debt is primarily comprised of a senior unsecured term loan facility, a senior unsecured revolving credit facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “— Contractual Obligations” below.
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
Client-Related Information
     Revenues from UnitedHealth Group Incorporated (“UnitedHealth Group”), currently our largest client, amounted to approximately $2,700 million and $8,200 million, or 21%, of our net revenues in the third quarter and nine months of 2008, and approximately $2,400 million and $7,400 million, or 22%, of our net revenues in the third quarter and nine months of 2007. The UnitedHealth Group account has much lower mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generates lower profitability than typical client accounts. On April 22, 2008, we announced that we established a new agreement with UnitedHealth Group to provide pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in the third quarter and nine months of 2008 or 2007.
Segment Discussion
     We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products, and Europa Apotheek, which provides clinical healthcare and mail-order pharmacy services in Germany and the Netherlands, commencing on their acquisition dates. The Specialty Pharmacy segment, which was formed at the time of the Accredo acquisition in 2005, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services, commencing on its acquisition date.
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
Consolidated Results of Operations

     The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 27,	Increase		September 29,	September 27,	Increase		September 29,
	2008(1)	(Decrease)		2007	2008(1)	(Decrease)		2007

Net Revenues
Retail product(2)	$6,946.0	$494.1	7.7%	$6,451.9	$21,518.3	$1,750.8	8.9%	$19,767.5
Mail-order product	5,444.3	1,113.1	25.7%	4,331.2	16,286.0	3,331.8	25.7%	12,954.2

Total product(2)	$12,390.3	$1,607.2	14.9%	$10,783.1	$37,804.3	$5,082.6	15.5%	$32,721.7

Client and other service	127.0	31.3	32.7%	95.7	360.3	66.9	22.8%	293.4
Manufacturer service	41.8	2.0	5.0%	39.8	132.0	19.3	17.1%	112.7

Total service	$168.8	$33.3	24.6%	$135.5	$492.3	$86.2	21.2%	$406.1

Total net revenues(2)	$12,559.1	$1,640.5	15.0%	$10,918.6	$38,296.6	$5,168.8	15.6%	$33,127.8

Cost of Revenues
Product(2)	$11,580.7	$1,397.4	13.7%	$10,183.3	$35,391.5	$4,546.5	14.7%	$30,845.0
Service	53.6	19.1	55.4%	34.5	146.7	43.1	41.6%	103.6

Total cost of revenues(2)	$11,634.3	$1,416.5	13.9%	$10,217.8	$35,538.2	$4,589.6	14.8%	$30,948.6

Gross Margin(3)
Product	$809.6	$209.8	35.0%	$599.8	$2,412.8	$536.1	28.6%	$1,876.7
Product gross margin percentage	6.5%	0.9%		5.6%	6.4%	0.7%		5.7%
Service	$115.2	$14.2	14.1%	$101.0	$345.6	$43.1	14.2%	$302.5
Service gross margin percentage	68.2%	(6.3%)		74.5%	70.2%	(4.3%)		74.5%
Total gross margin	$924.8	$224.0	32.0%	$700.8	$2,758.4	$579.2	26.6%	$2,179.2
Gross margin percentage	7.4%	1.0%		6.4%	7.2%	0.6%		6.6%

Volume Information
Retail prescriptions	115.1	2.6	2.3%	112.5	361.8	13.9	4.0%	347.9
Mail-order prescriptions	26.1	2.6	11.1%	23.5	79.1	8.7	12.4%	70.4

Total prescriptions	141.2	5.2	3.8%	136.0	440.9	22.6	5.4%	418.3

Adjusted prescriptions(4)	193.0	10.3	5.6%	182.7	597.8	39.4	7.1%	558.4

Adjusted mail-order penetration(5)	40.4%	2.0%		38.4%	39.5%	1.8%		37.7%

Other volume(6)	1.6	1.6	N/M *	—	4.3	4.3	N/M *	—

Generic Dispensing Rate Information
Retail generic dispensing rate	66.4%	4.2%		62.2%	65.7%	4.7%		61.0%
Mail-order generic dispensing rate	55.8%	4.9%		50.9%	54.7%	5.0%		49.7%
Overall generic dispensing rate	64.4%	4.1%		60.3%	63.8%	4.7%		59.1%

*	Not meaningful.

(1)	Includes PolyMedica’s, Critical Care’s, and Europa Apotheek’s operating results commencing on the October 31, 2007, November 14, 2007, and April 28, 2008 acquisition dates, respectively.

(2)	Includes retail co-payments of $1,828 million and $1,831 million for the third quarters of 2008 and 2007, and $5,830 million and $5,705 million for the nine months of 2008 and 2007.

(3)	Defined as net revenues minus cost of revenues.

(4)	Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(5)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

(6)	Represents over-the-counter drugs, as well as diabetic supplies primarily dispensed by PolyMedica.
Net Revenues
     Retail. The $494 million increase in retail net revenues for the third quarter and the $1,751 million increase for the nine months of 2008 reflect net price increases of $347 million and $959 million, respectively, driven by price inflation on brand-name drugs, partially offset by higher client price discounts. Also contributing to the increased retail net revenues for the quarter and nine months are net volume increases of $147 million and $792 million, respectively, primarily from new business, partially offset by client transitions. The aforementioned net price variances include the offsetting effect of approximately $420 million for the third quarter and $1,410 million for the nine months from a greater representation of generic drugs in 2008.
     Mail Order. The $1,113 million increase in mail-order net revenues for the third quarter and the $3,332 million increase for the nine months of 2008 reflect net volume increases of $675 million and $2,221 million, respectively, primarily from new business and incremental volume from recent acquisitions including, most significantly, PolyMedica. Also contributing to the increased mail-order net revenues for the quarter and nine months are net price increases of $438 million and $1,111 million, respectively, driven by price inflation on brand-name drugs, partially offset by higher client price discounts. The aforementioned net price variances include the offsetting effect of approximately $230 million for the third quarter and $700 million for the nine months from a greater representation of generic drugs in 2008.
     Our product net revenues include premium revenues for our Medicare Part D PDP risk-based product offerings, which exclude member cost share. In the third quarter and nine months of 2008, premium revenues for our PDP products were $75 million and $245 million, respectively, or less than 1% of total net revenues. In the third quarter and nine months of 2007, premium revenues for our PDP product were $61 million and $195 million, respectively, or less than 1% of total net revenues.
     Our overall generic dispensing rate increased to 64.4% for the third quarter and 63.8% for the nine months of 2008, compared to 60.3% and 59.1% for the third quarter and nine months of 2007, respectively. Mail-order and retail generic dispensing rates increased to 55.8% and 66.4%, respectively, for the third quarter of 2008, compared to 50.9% and 62.2% for the third quarter of 2007, respectively. For the nine months of 2008, mail-order and retail generic dispensing rates increased to 54.7% and 65.7%, respectively, compared to 49.7% and 61.0% for 2007, respectively. These increases reflect the introduction of new generic products during these periods and the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics.
     Service revenues increased $33 million in the third quarter and $86 million in the nine months of 2008 as a result of higher client and other service revenues of $31 million and $67 million, respectively, and higher manufacturer service revenues of $2 million and $19 million, respectively. The higher client and other service revenues primarily reflect higher revenues for formulary management fees, data sales, clinical programs, nurse services, and higher claims processing administrative fees, in addition to revenue associated with Medicare Part D-related product offerings for the nine months. The higher manufacturer revenues result from increased fees reflecting higher volumes and favorable manufacturer contract revisions.

Gross Margin
     Our product gross margin percentage was 6.5% for the third quarter and 6.4% for the nine months of 2008, compared to 5.6% for the third quarter and 5.7% for the nine months of 2007. The rates of change in cost of product net revenues were lower than the rates of change in product net revenues, as a result of the greater representation of lower-cost generic products, as well as higher mail-order volumes, favorable retail pharmacy reimbursement rates, and increased brand-name pharmaceutical rebates. These items are partially offset by steeper client price discounts associated with new clients and renewals of existing clients. Also contributing as an offset for the nine months is the benefit from the short-term availability of generic Plavix primarily in the first quarter of 2007.
     Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $1,125 million in the third quarter of 2008, and $856 million in the third quarter of 2007, with formulary rebates representing 55.8% and 50.4% of total rebates, respectively, with market share rebates reflecting the remainder. For the nine months, rebates totaled $3,240 million in 2008 and $2,693 million in 2007, with formulary rebates representing 53.1% and 49.8% of total rebates, respectively, and market share rebates reflecting the remainder. The increase in rebates reflects improved formulary management and patient compliance, as well as favorable pharmaceutical manufacturer rebate contract revisions, and volume from new clients, partially offset by decreased rebates as a result of brand-name drug volumes that have converted to generics. We retained approximately $205 million, or 18.2%, of total rebates in the third quarter and $614 million, or 19.0%, in the nine months of 2008, compared to $110 million, or 12.8%, in the third quarter and $421 million, or 15.6%, in the nine months of 2007, reflecting the current mix of client rebate sharing arrangements.
     Service gross margin of $115 million for the third quarter of 2008 increased $14 million compared to $101 million for the third quarter of 2007. Service gross margin of $346 million for the nine months of 2008 increased $43 million compared to $303 million for the nine months of 2007. These variances reflect the aforementioned increases in service revenues of $33 million for the quarter and $86 million for the nine months, offset by increases in cost of service revenues of $19 million and $43 million, respectively, reflecting higher labor and other costs associated with Medicare Part D and other client programs, as well as the aforementioned nurse services, data license expenses, and higher promotional expenses for programs to encourage mail-order and generic utilization.
     The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 27,	Increase		September 29,	September 27,	Increase		September 29,
	2008(1)	(Decrease)		2007	2008(1)	(Decrease)		2007

Gross margin(2)	$924.8	$224.0	32.0%	$700.8	$2,758.4	$579.2	26.6%	$2,179.2
Selling, general and administrative expenses	347.2	84.0	31.9%	263.2	1,044.0	258.4	32.9%	785.6
Amortization of intangibles	71.1	16.5	30.2%	54.6	211.2	47.3	28.9%	163.9
Interest and other (income) expense, net	58.2	32.7	128.2%	25.5	169.9	107.6	172.7%	62.3

Income before provision for income taxes	448.3	90.8	25.4%	357.5	1,333.3	165.9	14.2%	1,167.4
Provision for income taxes	152.6	9.8	6.9%	142.8	504.7	41.8	9.0%	462.9

Net income	$295.7	$81.0	37.7%	$214.7	$828.6	$124.1	17.6%	$704.5

(1)	Includes PolyMedica’s, Critical Care’s, and Europa Apotheek’s operating results commencing on the October 31, 2007, November 14, 2007, and April 28, 2008 acquisition dates, respectively.

(2)	Defined as net revenues minus cost of revenues.
Selling, General and Administrative Expenses
     SG&A expenses for the third quarter of 2008 were $347.2 million and increased from the third quarter of 2007 by $84.0 million, or 31.9%. This primarily reflects SG&A expenses of $63.4 million associated with PolyMedica and Critical Care, which were acquired in the fourth quarter of 2007, and Europa Apotheek, a second-quarter 2008 majority interest acquisition. In addition, when excluding the aforementioned acquisitions, SG&A expenses increased by 7.8% and reflect higher employee-related costs of $14.3 million to support the growing client base and strategic clinical initiatives, and other net expenses of $6.3 million. SG&A expenses for the nine months of 2008 were $1,044.0 million and increased from the nine months of 2007 by $258.4 million, or 32.9%. This primarily reflects SG&A expenses of $185.7 million associated with PolyMedica, Critical Care and Europa Apotheek.  When excluding these acquisitions, SG&A expenses for the nine months increased 9.3% reflecting higher employee-related costs of $56.0 million, and other net expenses of $16.7 million primarily associated with litigation reserves.
Amortization of Intangibles
     Amortization of intangible assets was $71.1 million for the third quarter and $211.2 million for the nine months of 2008, compared to $54.6 million for the third quarter and $163.9 million for the nine months of 2007. The increases reflect the additional intangible amortization associated with the PolyMedica, Critical Care, and Europa Apotheek acquisitions.
Interest and Other (Income) Expense, Net
     Interest and other (income) expense, net, increased $32.7 million for the third quarter and $107.6 million for the nine months of 2008, compared to the same periods last year. The variances primarily result from higher interest expense of $26.9 million and $84.9 million, respectively, as well as lower interest income of $6.8 million and $13.9 million, respectively. Also contributing to the nine-month variance is other expense of $9.8 million from a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes described further below under “—Liquidity and Capital Resources—Swap Agreements.” The interest expense variance reflects increased borrowings to fund our acquisitions, share repurchase program, general corporate activities, working capital requirements, and capital expenditures, partially offset by lower interest rates on the floating rate components of outstanding debt. The interest income variance reflects lower average daily cash balances and lower interest rates.
     The weighted average interest rate on our indebtedness was approximately 5.0% for the third quarter and 5.1% for the nine months of 2008, compared to 6.4% and 6.5% for the third quarter and nine months of 2007, respectively, and reflects variability in floating interest rates on the senior unsecured credit facilities, swap agreements and the accounts receivable financing facility.
Provision for Income Taxes
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 34.0% for the third quarter and 37.9% for the nine months of 2008, compared to 39.9% for the third quarter and 39.7% for the nine months of 2007. The quarter and nine-month decreases reflect a third-quarter 2008 nonrecurring state income tax benefit of $28 million primarily resulting from statute of limitations expirations in certain states, partially offset by state tax law changes.
Net Income and Earnings per Share
     Net income as a percentage of net revenues increased to 2.4% for the third quarter of 2008, from 2.0% for the third quarter of 2007, and increased to 2.2% for the nine months of 2008 compared to 2.1% for the nine months of 2007, as a result of the aforementioned factors. Diluted earnings per share increased 48.7% to $0.58 for the third quarter of 2008, from $0.39 for the third quarter of 2007, and increased 26.4% to $1.58 for the nine months of 2008 compared to $1.25 for the nine months of 2007.
     The diluted weighted average shares outstanding were 513.4 million for the third quarter and 523.0 million for the nine months of 2008, compared to 547.9 million for the third quarter and 565.3 million for the nine months of 2007, representing decreases of 6.3% and 7.5%, respectively. These decreases result from the repurchase of approximately 153.2 million shares of stock in connection with our share repurchase program since its inception in 2005 through the end of the third quarter of 2008, compared to an equivalent amount of 111.4 million shares repurchased inception-to-date through the end of the third quarter of 2007. There were approximately 8.3 million and 41.8 million shares repurchased in the third quarter and nine months of 2008, respectively, compared to 12.7 million and 53.3 million shares repurchased in the third quarter and nine months of 2007, respectively. The effect of these repurchases was partially offset by the dilutive effect of stock options and restricted stock units.
Segment Results of Operations
PBM Segment
     The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 27,	Increase		September 29,	September 27,	Increase		September 29,
	2008(1)	(Decrease)		2007	2008(1)	(Decrease)		2007

Product net revenues	$10,393.4	$1,093.3	11.8%	$9,300.1	$31,972.4	$3,649.5	12.9%	$28,322.9
Total service revenues	151.0	32.1	27.0%	118.9	437.8	77.0	21.3%	360.8

Total net revenues	10,544.4	1,125.4	11.9%	9,419.0	32,410.2	3,726.5	13.0%	28,683.7
Total cost of revenues	9,782.8	947.7	10.7%	8,835.1	30,118.1	3,261.6	12.1%	26,856.5

Total gross margin(2)	$761.6	$177.7	30.4%	$583.9	$2,292.1	$464.9	25.4%	$1,827.2
Gross margin percentage	7.2%	1.0%		6.2%	7.1%	0.7%		6.4%

Selling, general and administrative expenses	273.1	64.7	31.0%	208.4	820.6	197.6	31.7%	623.0
Amortization of intangibles	60.0	15.0	33.3%	45.0	177.8	42.9	31.8%	134.9

Operating income	$428.5	$98.0	29.7%	$330.5	$1,293.7	$224.4	21.0%	$1,069.3

(1)	Includes PolyMedica’s and Europa Apotheek’s operating results commencing on the October 31, 2007 and April 28, 2008 acquisition dates, respectively.

(2)	Defined as net revenues minus cost of revenues.
     PBM total net revenues of $10,544 million for the third quarter and $32,410 million for the nine months of 2008 increased $1,125 million and $3,727 million, respectively, compared to the revenues of $9,419 million for the third quarter and $28,684 million for the nine months of 2007. The increases primarily reflect higher total volume driven by new business and incremental volume from PolyMedica, as well as price inflation on brand-name drugs, partially offset by a greater representation of lower cost generic drugs and higher client price discounts.
     Gross margins were 7.2% of net revenues for the third quarter and 7.1% for the nine months of 2008, compared to 6.2% for the third quarter and 6.4% for the nine months of 2007, primarily driven by the increased generic dispensing rates, higher mail-order penetration reflecting a large mail-order-only client commencing in 2008, and higher rebate retention rates. These increases are partially offset by client price discounts and, for the nine months, the aforementioned Plavix benefit primarily in the first quarter of 2007.
     SG&A expenses for the third quarter and nine months of 2008 were $273 million and $821 million, respectively, and increased from the third quarter and nine months of 2007 by $65 million and $198 million, respectively. These increases primarily reflect SG&A expenses associated with PolyMedica and Europa Apotheek, and higher employee-related costs to support the growing client base and strategic clinical initiatives, as well as litigation reserves for the nine months. Amortization of intangible assets was $60 million for the third quarter and $178 million for the nine months of 2008, an increase of $15 million and $43 million, respectively, from the third quarter and nine months of 2007, reflecting the additional intangible amortization associated with the PolyMedica and Europa Apotheek acquisitions.
     Operating income of $429 million and $1,294 million for the third quarter and nine months of 2008, respectively, increased $98 million, or 29.7%, and $224 million, or 21.0%, from the third quarter and nine months of 2007, respectively. The increased operating income results from the aforementioned factors. For additional information on the

PBM segment, see Note 11, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Specialty Pharmacy Segment
     The Specialty Pharmacy segment was formed at the time of the Accredo acquisition in 2005 and includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 27,	Increase		September 29,	September 27,	Increase		September 29,
	2008(1)	(Decrease)		2007	2008(1)	(Decrease)		2007

Product net revenues	$1,996.9	$513.9	34.7%	$1,483.0	$5,831.9	$1,433.1	32.6%	$4,398.8
Total service revenues	17.8	1.2	7.2%	16.6	54.5	9.2	20.3%	45.3

Total net revenues	2,014.7	515.1	34.3%	1,499.6	5,886.4	1,442.3	32.5%	4,444.1
Total cost of revenues	1,851.5	468.8	33.9%	1,382.7	5,420.1	1,328.0	32.5%	4,092.1

Total gross margin(2)	$163.2	$46.3	39.6%	$116.9	$466.3	$114.3	32.5%	$352.0
Gross margin percentage	8.1%	0.3%		7.8%	7.9%	—		7.9%

Selling, general and administrative expenses	74.1	19.3	35.2%	54.8	223.4	60.8	37.4%	162.6
Amortization of intangibles	11.1	1.5	15.6%	9.6	33.4	4.4	15.2%	29.0

Operating income	$78.0	$25.5	48.6%	$52.5	$209.5	$49.1	30.6%	$160.4

(1)	Includes Critical Care’s operating results commencing on the November 14, 2007 acquisition date.

(2)	Defined as net revenues minus cost of revenues.
     Specialty Pharmacy total net revenues of $2,015 million for the third quarter and $5,886 million for the nine months of 2008 increased $515 million and $1,442 million, respectively, compared to revenues of $1,500 million for the third quarter and $4,444 million for the nine months of 2007. The increases primarily result from higher mail-order revenues reflecting new clients, as well as incremental revenues resulting from the Critical Care acquisition.
     Gross margins were 8.1% of net revenues for the third quarter of 2008, compared to 7.8% for the third quarter of 2007. The increase in gross margin primarily reflects higher margins associated with the Critical Care product line, partially offset by lower margins associated with new client mix. Gross margins were 7.9% for the nine months of 2008, consistent with the nine months of 2007, primarily reflecting higher margins associated with the Critical Care product line. These increases are offset by the aforementioned new client mix.
     SG&A expenses for the third quarter and nine months of 2008 were $74 million and $223 million, respectively, and increased from the third quarter and nine months of 2007 by $19 million and $61 million, respectively. This increase primarily reflects the aforementioned SG&A expenses associated with Critical Care, as well as higher employee-related costs. Amortization of intangible assets was $11 million for the third quarter and $33 million for the nine months of 2008, an increase of $2 million and $4 million, respectively, from the third quarter and nine months of 2007, reflecting the additional intangible amortization resulting from the Critical Care acquisition.
     Operating income of $78 million and $210 million for the third quarter and nine months of 2008, respectively, increased $26 million, or 48.6%, and $49 million, or 30.6%, from the third quarter and nine months of 2007, respectively. The increased operating income results from the aforementioned factors. For additional information on the Specialty Pharmacy segment, see Note 11, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
     The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Nine Months Ended		Nine Months Ended
	September 27,		September 29,
	2008(1)	Variance	2007
Net cash provided by operating activities	$797.2	$(19.2)	$816.4
Net cash used by investing activities	(287.0)	(188.9)	(98.1)
Net cash used by financing activities	(843.5)	63.8	(907.3)

Net decrease in cash and cash equivalents	(333.3)	(144.3)	(189.0)
Cash and cash equivalents at beginning of period	774.1	(44.4)	818.5

Cash and cash equivalents at end of period	$440.8	$(188.7)	$629.5

(1)	Includes PolyMedica’s, Critical Care’s, and Europa Apotheek’s operating results commencing on the October 31, 2007, November 14, 2007, and April 28, 2008 acquisition dates, respectively.
     Operating Activities. Net cash provided by operating activities of $797 million for the first nine months of 2008 reflects net income of $829 million, with adjustments for depreciation and amortization of $329 million. In addition, there were net cash inflows of $556 million for client rebates and guarantees payable reflecting increased client rebate pass-back liabilities associated with business growth, and net cash inflows of $214 million related to a decrease in prepaid expenses and other current assets, primarily due to the timing of a significant prepaid client rebate. These increases were partially offset by net cash outflows of $652 million resulting from a decrease in claims and other accounts payable primarily due to timing of retail pharmacy reimbursement cycles, as well as net cash outflows of $307 million and $204 million associated with increases in manufacturer accounts receivable, net, and client accounts receivable, net, respectively, reflecting increased prescription volume associated with business growth. Cash flows provided by operating activities for the first nine months of 2008 compared to the first nine months of 2007 decreased slightly by $19 million.
     Investing Activities. The net cash used by investing activities of $287 million for the first nine months of 2008 is primarily attributable to cash paid for the acquisition of Europa Apotheek of $127 million, net of cash acquired, as well as capital expenditures of $157 million associated with capitalized software development in connection with client-related programs and our Medicare Part D PDP product offerings, and technology and pharmacy operations hardware investments, including those associated with the construction of our third automated dispensing pharmacy in Indiana, which is expected to be operational by late 2009. The $189 million increase in net cash used by investing activities in the first nine months of 2008 compared to the first nine months of 2007 is primarily due to the $127 million cash paid for Europa Apotheek in 2008, and an increase in capital expenditures of $63 million, primarily due to the construction of our third automated dispensing pharmacy.
     Financing Activities. The net cash used by financing activities of $844 million for the first nine months of 2008 primarily results from $1,956 million in share repurchases, $2,150 million of repayments on long-term debt, partially offset by proceeds from long-term debt of $3,236 million. Proceeds from long-term debt of $3,236 million for the first nine months of 2008 include proceeds of $1,486 million from our underwritten public offering of senior notes discussed below and proceeds from our revolving credit facility of $1,750 million. Repayments on long-term debt of $2,150 million represent repayments on our revolving credit facility. Net cash used by financing activities also includes a $45 million settlement of a cash flow hedge that we entered into in December 2007 described under “—Swap Agreements” below, as well as proceeds from employee stock plans of $45 million and $39 million of excess tax benefits from stock-based compensation arrangements.
     The decrease in net cash used by financing activities of $64 million for the first nine months of 2008 compared to the first nine months of 2007 primarily results from higher net proceeds from debt of $1,961 million, partially offset by lower net repayments on debt of $1,694 million, a decrease in net proceeds from employee stock plans of $133 million, as well as the $45 million settlement of the cash flow hedge.

     On March 18, 2008, we completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. We shall pay interest on both series of senior notes semi-annually on March 15 and September 15 of each year, and made our first payments on September 15, 2008. We used the net proceeds from the sale of these senior notes to repay borrowings under our revolving credit facility used to fund the acquisition of PolyMedica, which was described in Note 3, “Acquisitions of Businesses,” to our audited financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
     Total cash and short-term investments as of September 27, 2008 were $508 million, including $441 million in cash and cash equivalents. Total cash and short-term investments as of December 29, 2007 were $844 million, including $774 million in cash and cash equivalents. The decrease of $336 million in cash and short-term investments for the first nine months of 2008 primarily reflects the use of cash associated with share repurchase activity and net repayments under our revolving credit facilities, partially offset by proceeds from debt and the aforementioned components impacting cash flows from operations.
Looking Forward
     We believe that our current liquidity and prospects for increasing our cash flows from operations by improved asset management limit the effects on our business from the weak capital and credit markets. At the end of the third-quarter 2008, we had additional committed borrowing capacity under our revolving credit facility of approximately $1 billion and have no required long-term debt payments until 2012. Additionally, we have a 364-day accounts receivable financing facility, which is renewable annually in July at the option of both Medco and the banks. We currently do not expect to increase our total outstanding debt. If our accounts receivable financing facility is not renewed, we have adequate capacity under our revolving credit facility. In 2009, we anticipate improved cash flow from operations resulting from the optimization of invested capital including improved inventory and receivables management. Our return on invested capital, which measures the effectiveness with which we employ our capital, was 20% for the trailing September 2008 12-month period and we expect this to increase in 2009. As a result of the current economic weakness and lack of liquidity in the marketplace, we intend to build our cash balances by year-end 2009. In October 2008, our Board of Directors approved a new share repurchase program, authorizing the purchase of up to $3 billion of our common stock in the open market over a two-year period commencing November 10, 2008. We intend to fund our share repurchases with our free cash flow (cash flow from operations less capital expenditures). Any investments we make are within approved investing guidelines and we continue to monitor ongoing events and make investment decisions accordingly.
     It is anticipated that our 2008 capital expenditures, for items such as capitalized software development for strategic initiatives and infrastructure enhancements, will be approximately $285 million. We expect that capital expenditures will be funded by our cash flows from operations. The increase over 2007 capital expenditures is primarily associated with the construction of our third automated dispensing pharmacy in Indiana, which is expected to be operational by late 2009. We anticipate our 2009 capital expenditures will be approximately $225 million.
     We have clients in various industries, including the automobile manufacturer industry, as well as in the financial industry. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring future material accounts receivable credit risk. To date, we have not experienced any deterioration in our accounts receivable from clients, members, or manufacturers for rebates.
     We believe the oversight of the investments held under our pension plans is rigorous and the investment strategies are prudent. Reductions in plan assets from investment losses may result in an increase to the pension plans’ unfunded status and a decrease in stockholders’ equity upon actuarial revaluation of the plans on January 1, 2009. Changes in the value of pension plan assets will not have an impact on the consolidated statement of income for 2008; however, reduced benefit plan assets may result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions. These changes are not expected to be material to our financial statements.
     We have no plans to pay cash dividends in the foreseeable future.
Financing Facilities
Five-Year Credit Facilities
     We have a senior unsecured credit facility consisting of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The term loan matures on April 30, 2012, at which time the entire facility is required to be repaid. If there are pre-payments on the term loan prior to the maturity date, that portion of the loan would be extinguished. At our current debt ratings, the credit facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused portion of the revolving credit facility.
     During the first nine months of 2008, our net borrowings under the revolving credit facility decreased by approximately $400 million, consisting of repayments of $2.2 billion and drawdowns of $1.8 billion. As a result of this activity, the revolving credit facility balance decreased from $1.4 billion at fiscal year-end 2007 to $1.0 billion as of September 27, 2008. As of September 27, 2008, we had $987 million available for borrowing under our revolving credit facility, after giving effect to $13 million in issued letters of credit, which is available through April 30, 2012.
Accounts Receivable Financing Facility
     Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. At September 27, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating. This facility is renewable annually in July at the option of both Medco and its banks.
Interest Rates
     The weighted average annual interest rate on our indebtedness was approximately 5.0% and 5.1% for the third quarter and nine months of 2008, respectively, and 6.4% and 6.5% for the third quarter and nine months of 2007, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in our debt ratings, reference rates used under our bank credit facility, swap agreements and the mix of our debt, including the effect of our March 2008 issuance of senior notes.
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
     In connection with the issuance of the 5-year senior notes and 10-year senior notes described above, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for $45.4 million and included the ineffective portion that was recorded as an increase of $9.8 million to interest and other (income) expense, net, for the nine months ended September 27, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows.
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
Covenants
     All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at September 27, 2008.
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
     EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA, and as a result, EBITDA per adjusted prescription, is affected by the changes in prescription volumes between retail and mail order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business. Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

     The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended			Nine Months Ended
	September 27,		September 29,	September 27,		September 29,
	2008(1)		2007	2008(1)		2007
Net income	$295.7		$214.7	$828.6		$704.5
Add:
Interest and other (income) expense, net	58.2		25.5	169.9	(2)	62.3
Provision for income taxes	152.6	(3)	142.8	504.7	(3)	462.9
Depreciation expense	38.6		39.1	117.7		124.4
Amortization expense	71.1		54.6	211.2		163.9

EBITDA	$616.2		$476.7	$1,832.1		$1,518.0

Adjusted prescriptions(4)	193.0		182.7	597.8		558.4

EBITDA per adjusted prescription	$3.19		$2.61	$3.06		$2.72

(1)	Includes PolyMedica’s, Critical Care’s, and Europa Apotheek’s operating results commencing on the October 31, 2007, November 14, 2007, and April 28, 2008 acquisition dates, respectively.

(2)	Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes as discussed above in “—Liquidity and Capital Resources—Swap Agreements.”

(3)	Includes a third-quarter 2008 nonrecurring state income tax benefit of $28 million primarily resulting from statute of limitations expirations in certain states.

(4)	Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.
     For the third quarter of 2008 compared to the third quarter of 2007, EBITDA increased by 29.3%, compared to increases in EBITDA per adjusted prescription of 22.2% and net income of 37.7%. For the nine months of 2008 compared to the nine months of 2007, EBITDA increased by 20.7%, compared to increases in EBITDA per adjusted prescription of 12.5% and net income of 17.6%. The lower rate of increase for EBITDA compared with net income for the quarter primarily reflects the aforementioned state income tax benefit recorded in the third quarter of 2008. The higher rate of increase for EBITDA compared with net income for the nine months primarily reflects the aforementioned higher level of interest and other (income) expense, net, as well as higher intangible amortization expense. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects the new client volumes and, for the nine months, the aforementioned Plavix benefit primarily in the first quarter of 2007.
Commitments and Contractual Obligations
     The following table presents our commitments and contractual obligations as of September 27, 2008, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

		Remainder
	Total	of 2008	2009-2010	2011-2012	Thereafter

Long-term debt obligations(1)	$4,000.0	$—	$—	$2,000.0	$2,000.0
Interest payments on long-term debt obligations(2)	1,349.1	54.7	437.5	385.1	471.8
Operating lease obligations(3)	111.9	10.5	68.0	23.9	9.5
Purchase commitments(4)	58.2	54.0	4.2	—	—
Other(5)	34.7	—	10.0	24.7	—

Total	$5,553.9	$119.2	$519.7	$2,433.7	$2,481.3

(1)	Long-term debt obligations exclude $16.0 million in total unamortized discounts on our 7.25%, 6.125% and 7.125% senior notes and the fair value of interest rate swap agreements of $1.0 million on $200 million of the 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the third-quarter 2008 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers.

(4)	Primarily represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer. As of September 27, 2008, these purchase commitments amounted to $49.5 million for the remainder of 2008, the majority of which is associated with Accredo’s Specialty Pharmacy business. In addition, PolyMedica has entered into purchase commitments for advertising and other media to obtain favorable advertising rates. As of September 27, 2008, these commitments amounted to $8.7 million through 2010, of which $4.5 million is committed for the remainder of 2008.

(5)	As part of the PolyMedica acquisition, we assumed a $10 million note payable associated with a previous PolyMedica acquisition, which is included in other noncurrent liabilities in the consolidated balance sheets. In addition, as part of the Europa Apotheek acquisition, we have a purchase obligation of $24.7 million anticipated to be settled in 2012, which is included in other noncurrent liabilities in the consolidated balance sheet as of September 27, 2008.
     We have a minimum pension funding requirement of $17.2 million under the Internal Revenue Code (“IRC”) during 2008, of which $13.3 million was paid as of September 27, 2008, and the remaining $3.9 million was paid on October 15, 2008.
     We also have outstanding debt associated with our 364-day renewable accounts receivable financing facility amounting to $600 million at September 27, 2008. This is classified as short-term debt on our consolidated balance sheet.
     As of September 27, 2008, we had letters of credit outstanding of approximately $14.3 million, of which approximately $13.3 million were issued under our senior unsecured revolving credit facility.
     As of September 27, 2008, we have liabilities for income tax contingencies of $77.8 million on our consolidated balance sheet. The majority of the $77.8 million is subject to statutes of limitations that are scheduled to expire by the end of 2012 with approximately 23% scheduled to expire over the next twelve months.
Off-Balance Sheet Arrangements
     We have no material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Commitments and Contractual Obligations” above.
Share Repurchase Program
     During the third quarter and nine months of 2008, we repurchased approximately 8.3 million shares at a cost of $391.7 million and 41.8 million shares at a cost of $1.95 billion, respectively, under our previously authorized $5.5 billion share repurchase plan. Inception-to-date repurchases through September 27, 2008 under this program total approximately 153.2 million shares at a cost of approximately $5.5 billion and at an average per-share price of $35.71. In October 2008, we completed our previously authorized $5.5 billion share repurchase program by repurchasing approximately 0.6 million shares at a cost of $29.7 million.
     In October 2008, our Board of Directors approved a new share repurchase program, authorizing the purchase of up to $3 billion of our common stock in the open market over a two-year period commencing November 10, 2008. It is currently expected that share repurchases will be funded by our free cash flow (cash flow from operations less capital expenditures). For more information, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in Part II of this Quarterly Report on Form 10-Q.

Recently Adopted Financial Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements. SFAS 157 establishes a common definition for fair value to be applied with existing U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. We adopted SFAS 157 on December 30, 2007, except for those nonrecurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Staff Position FAS 157-2, “Partial Deferral of the Effective Date of Statement 157,” (“FSP FAS 157-2”) as noted below. The adoption of SFAS 157 did not have an impact on our financial position or operating results.
     FSP FAS 157-2 deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on our consolidated statements of financial position and results of operations.
     In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarified the determination of the fair value of financial assets when the market for that asset is not active. Effective upon issuance, our adoption of FSP FAS 157-3 did not have an impact on our financial position or operating results.
     Fair Value Hierarchy. SFAS 157 defines the inputs used to measure fair value into the following hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
     We utilize the best available information in measuring fair value. The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of September 27, 2008 ($ in millions):

Medco Fair Value Measurements at Reporting Date

Description	September 27, 2008	Level 1	Level 2	Level 3
Money market mutual funds	$344.0	$344.0	$—	$—
Available-for-sale investments	4.7	1.9	2.8	—
Fair value of interest rate swap agreements	1.0	—	1.0	—
     Our money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the consolidated balance sheets at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians. Available-for-sale securities classified as Level 1 are measured using quoted market prices for identical assets, while the securities classified as Level 2 are measured through comparable assets observed in the markets. Our interest rate swap agreements are valued using observable market inputs, and therefore are classified within Level 2. Historically, there have not been significant fluctuations in the fair value of the financial assets.
Recent Accounting Pronouncements
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosure. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States of America. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.
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
     In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF 07-1 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. Our adoption of EITF 07-1 in 2009 is not expected to have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We currently do not expect the adoption of SFAS 141(R) to have a material impact on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of September 27, 2008, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $7.0 million in annual interest expense. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

     We operate our business primarily within the United States and Puerto Rico and execute the vast majority of our transactions in U.S. dollars. However, as a result of our recent acquisition of a majority interest in Europa Apotheek Venlo B.V., which is based in the Netherlands, we are subject to foreign exchange risk as our functional currency is the Euro. This foreign exchange risk is not expected to have a material impact on our financial statements.
Item 4. Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of September 27, 2008.
     In October 2007, the Company acquired PolyMedica Corporation and, in November 2007, acquired Critical Care Systems, Inc. As a result of these acquisitions, the Company has incorporated internal controls over significant processes specific to these acquisitions that it believes to be appropriate and necessary in consideration of the level of integration related to these acquisitions. As the Company further integrates the 2007 acquired businesses, it will continue to review the internal controls and may take further steps to ensure that the internal controls are effective and integrated appropriately.
     In April 2008, the Company acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that provides clinical healthcare and mail-order pharmacy services in Germany and the Netherlands. The operations of Europa Apotheek are not currently material to the overall operations of the Company. As the operations of Europa Apotheek grow, the Company will continue to review Europa Apotheek’s systems, processes, and related internal controls, and may take future actions to ensure that the internal controls are appropriate and effective.
     There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 12, “Commitments and Contingencies—Legal Proceedings,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and are incorporated by reference herein. Such descriptions include the following recent developments:
     Antitrust and Related Litigation. With respect to the lawsuit Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc. filed in the U.S. District Court for the Northern District of Oklahoma, Medco filed a notice of appeal to the Tenth Circuit with respect to the denial of Medco’s motion to stay the action pending arbitration in July 2008. Medco is appealing the District Court’s decision.
     Bankruptcy Preference Litigation. With respect to the lawsuit Berman v. Paid Prescriptions, LLC (In re HNRC Dissolution Co.) filed in the United States Bankruptcy Court for the Eastern District of Kentucky, Ashland Division, the Company settled this matter for an immaterial amount in September 2008.
     Contract Litigation. With respect to this arbitration, fact discovery was conducted before the arbitration panel in September 2008. A decision by the arbitration panel is expected following briefing and summations in October and November 2008.

     Accredo. With respect to the securities class action lawsuit filed in the United States District Court for the Western District of Tennessee, the parties reached an agreement to settle this matter, which is expected to be finalized in the fourth quarter of 2008.  The Company previously recorded a reserve for the settlement, which is partially covered by insurance.
     With respect to the stockholders derivative suit filed in the Circuit Court of Shelby County, Tennessee, the court approved a settlement for an immaterial amount, all of which is covered in its entirety by insurance and the settlement is final.
Item 1A. Risk Factors
     Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the fiscal quarters ended March 29, 2008 and June 28, 2008. There have been no material changes with regard to the risk factors disclosed in such reports on Form 10-K and Forms 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s $5.5 billion share repurchase plan (the “2005 Plan”), which was approved in August 2005, originally authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006, and was increased by $3 billion in February 2007. The following is a summary of the Company’s share repurchase activity for the three months ended September 27, 2008 under the 2005 Plan:
Issuer Purchases of Equity Securities(1)

			Total number of	Approximate
			shares purchased	dollar value of
			as part of a	shares
			publicly	that may yet be
		Average	announced	purchased under
	Total number of shares	price paid	program since	the program(4)
Fiscal Period	purchased	per share(2)	inception(3)	(in thousands)
Balances at June 28, 2008			144,887,205	$421,448

Fiscal July 2008	1,359,000	$45.61	1,359,000	$359,460
Fiscal August 2008	1,542,100	$47.76	1,542,100	$285,812
Fiscal September 2008	5,392,855	$47.49	5,392,855	$29,731

Third quarter 2008 totals	8,293,955	$47.23	8,293,955

(1)	All information set forth in the table above relates to the Company’s 2005 Plan. This plan was first announced in August 2005, and then subsequent announcements were made when the plan was amended in December 2005, November 2006 and February 2007. The 2005 Plan was scheduled to expire in December 2008. The Company completed the 2005 Plan in October 2008 and no further purchases will be made pursuant to this plan.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended September 27, 2008. The average price paid per share for repurchases initiated since inception through September 27, 2008 is $35.71.

(3)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced 2005 Plan.

(4)	These amounts reflect the remaining authorized repurchases under the 2005 Plan based on the increase in the authorized repurchases.
     In October 2008, the Company completed the 2005 Plan by repurchasing approximately 0.6 million shares at a cost of $29.7 million and at an average per-share price of $45.81. From the inception of this $5.5 billion share repurchase program in 2005 through completion, the Company repurchased 153.8 million shares at an average per-share price of $35.75.
     The Company’s Board of Directors periodically reviews the Company’s share repurchases and approves the associated trading parameters. In October 2008, the Company’s Board of Directors approved a new share repurchase program, authorizing the purchase of up to $3 billion of its common stock in the open market over a two year period commencing November 10, 2008. It is currently expected that share repurchases will be funded by the Company’s free cash flow (cash flow from operations less capital expenditures).
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
     To facilitate compliance with the ownership guidelines and retention requirements, Medco’s Board of Directors authorized the use of prearranged trading plans under Rule 10b5-1 of the Exchange Act. Rule 10b5-1 permits insiders to adopt predetermined plans for selling specified amounts of stock or exercising stock options under specified conditions and at specified times. Executive officers may only enter into a trading plan during an open trading window and they must not possess material nonpublic information regarding the company at the time they adopt the plan. Using trading plans, insiders can diversify their investment portfolios while avoiding concerns about transactions occurring at a time when they might possess material nonpublic information. Under Medco’s policy, sales instructions made pursuant to a written trading plan may be executed during a blackout period. In addition, the use of trading plans provides Medco with a greater ability to monitor trading and compliance with its stock ownership guidelines. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

     The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of November 4, 2008 (1):

	Number of Shares to		Number of Shares	Projected	Projected
	be Sold Under the		Sold Under the	Beneficial	Aggregate
Name and Position	Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)
John P. Driscoll President, New Markets	26,934	Option exercise of 18,934 shares shall trigger if stock reaches specific price; sale of 8,000 previously acquired shares shall trigger if stock reaches specified price.	0	119,147	376,035

Robert S. Epstein Senior Vice President, Medical and Analytical Affairs and Chief Medical Officer	37,766	Option exercise of 26,000 shall trigger if stock reaches specific price; sale of previously acquired shares shall trigger in tranches of 19,752 and 11,766 if stock reaches specified price.	19,752	117,341	395,141

Kenneth O. Klepper President and Chief Operating Officer	192,733	Option exercise in tranches of 53,333 and 99,400 shall trigger if stock reaches specific prices; sale of previously acquired shares in two tranches of 20,000 shares each shall trigger if stock reaches specific prices.	0	216,523	606,231

Thomas M. Moriarty General Counsel, Secretary and Senior Vice President, Pharmaceutical Contracting	20,958	Option exercise of 20,958 shall trigger if stock reaches specific price; sale of 8,120 previously acquired shares shall trigger if stock reaches specified price.	8,120	13,718	197,488

Karin V. Princivalle Senior Vice President, Human Resources	25,218	Option exercise of 14,200 shall trigger if stock reaches specific price; sale of 11,018 previously acquired shares shall trigger if stock reaches specified price.	0	65,440	192,774

Jack A. Smith Senior Vice President, Marketing	78,600	Option exercise in tranches of 15,000, 15,000 and 12,600 shares shall trigger if stock reaches specific prices; sale of previously acquired shares shall trigger in three tranches of 12,000 each if stock reaches specific prices.	0	88,154	223,502

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through November 4, 2008.

(2)	This column reflects the number of shares remaining to be sold as of November 4, 2008.

(3)	This column reflects the number of shares sold under the plan through November 4, 2008.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of November 4, 2008, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since November 4, 2008 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of November 4, 2008, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since November 4, 2008 outside of the plan.

Item 6. Exhibits

Number	Description	Method of Filing

3.1	Third Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2008).	Incorporated by reference.

3.2	Third Amended and Restated Bylaws of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2008).	Incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC. (Registrant)
Date: November 5, 2008	By:	/s/ David B. Snow, Jr.
		Name:	David B. Snow, Jr.
		Title:	Chairman and Chief Executive Officer

Date: November 5, 2008	By:	/s/ Richard J. Rubino, C.P.A.
		Name:	Richard J. Rubino, C.P.A.
		Title:	Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

Number	Description

3.1	Third Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2008).

3.2	Third Amended and Restated Bylaws of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.