Form 10-K
period 2008-12-27
MEDCO HEALTH SOLUTIONS INC
filed 2009-02-24
CIK 1170650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008
Commission File Number: 1-31312
MEDCO HEALTH SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-3461740
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
100 Parsons Pond Drive, Franklin Lakes, NJ	07417-2603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 201-269-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01	New York Stock Exchange
7.25% Senior Notes Due 2013	New York Stock Exchange
6.125% Senior Notes Due 2013	New York Stock Exchange
7.125% Senior Notes Due 2018	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting stock held by non-affiliates as of June 28, 2008 was $23,575,060,953. The Registrant has no non-voting common equity.

As of February 18, 2009, the Registrant had 491,024,415 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Medco Health Solutions, Inc.’s Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III (Items 10 through 14).

MEDCO HEALTH SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Overview

We are a leading health care company, serving the needs of more than 60 million people. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total health care costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by the Medicare Part D Prescription Drug Plans. Through our unique Medco Therapeutic Resource Centers® in which our therapy management programs include the use of specialized pharmacists focused on specific disease states, and Accredo Health Group, Medco’s Specialty Pharmacy, we are creating innovative models for the care of patients with chronic and complex conditions.

Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, pharmaceutical manufacturers, and particularly in Specialty Pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group, which is the nation’s largest specialty pharmacy based on revenues. The Therapeutic Resource Center for diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we became the largest diabetes pharmacy care practice based on covered patients. In 2008, we also expanded our capabilities abroad when we acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that provides mail-order pharmacy and clinical health care services in Germany and the Netherlands. See Note 3, “Acquisitions of Businesses,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Our clients are generally entities that provide prescription drug benefits to their underlying membership, such as members of their benefit plan or their employees. We operate in a competitive environment as clients and other payors seek to control the growth in the cost of providing prescription drug benefits. Our business model is designed to reduce the level of drug cost increase, also known as drug trend. We help to manage drug trend primarily by our programs designed to maximize the substitution rate of expensive brand-name drugs for lower cost equivalent generic drugs, obtaining competitive discounts from brand-name and generic drug pharmaceutical manufacturers, negotiating rebates from brand-name pharmaceutical manufacturers, securing discounts from retail pharmacies, applying our sophisticated clinical programs and efficiently administering prescriptions dispensed through our mail-order pharmacies.

Traditional prescription drug programs include the dispensing of pills primarily in capsule or tablet form. These medicines are produced by brand-name and generic pharmaceutical manufacturers, and are not as complicated to dispense or administer as specialty products. Specialty pharmacy drugs are generally manufactured by biopharmaceutical or biotechnology companies and tend to be more expensive than traditional medicines and can cost as much as several hundred thousand dollars per patient per year. These specialty drugs are often infusible or injectable and require special handling, temperature control and ancillary equipment, as well as a higher level of individualized patient care as compared to traditional medicines. Disease states treated by specialty drugs, including for example hemophilia and autoimmune disorders, are often the most complex to manage.

The advanced technologies we have developed are instrumental to our ability to drive growth, improve service and reduce costs. Our technology platform is designed to seamlessly integrate prescription management at both mail order and retail with our client and member services. The cornerstone of our mail-order pharmacy technology is our single networked information technology platform, which connects prescription ordering functions at our prescription order processing pharmacies with our state-of-the-art automated dispensing pharmacies in Willingboro, New Jersey and Las Vegas, Nevada. Additionally, in 2008 we commenced construction of a third automated dispensing pharmacy in Whitestown, Indiana, which is expected to be operational by late 2009. At our call center pharmacies and our work-at-home locations, our experienced customer service representatives and consulting pharmacists use advanced technology to speed service and provide members with specialized prescription and health information. Our Internet and integrated voice-response phone technologies allow members to easily and quickly manage their prescription drug benefits, from enrolling in mail-order pharmacy service, to submitting a refill or renewal mail-order prescription for processing, tracking the status of a mail-order prescription, pricing a medication and locating in-network retail pharmacies in their area, along with other features.

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

Our proprietary Internet solutions improve client and member service by facilitating prescription ordering and by providing important health care information and an efficient means of communication. We support distinct websites for clients, members and pharmacists that provide critical benefit information and interactive tools aimed at facilitating compliance with benefit plan goals and simplifying benefit administration.

Our innovative and flexible programs and services have enabled us to deliver effective drug trend management for our clients while, we believe, improving the quality of care for members. Our services focus on:

•	Offering the cost-saving and clinical advantages of mail order to our clients. Our clients benefit in the form of lower drug costs as a result of operating efficiencies derived from our significant level of automation technology, the value from our scale in purchasing drugs at competitive discounts, and our ability to offer up to a 90-day supply of drugs as compared to a 30-day supply for most retail programs. Members benefit from the convenience of mail order, the greater days supply, and generally lower co-payment requirements.

•	Actively identifying opportunities to increase the use of lower-cost generic drugs as alternatives to brand-name medicines.

•	Offering a broad base of specialty medicines at competitive prices, and with a comprehensive service model designed to ensure patient safety, product integrity, and proper drug administration.

•	Enhancing formulary compliance through physician, client and member communications and education programs, including therapeutic brand-to-brand interchange programs. The use of multi-tiered co-payment and other cost-sharing payment structures, and the increased use of mail order further enhance formulary compliance. In addition, our web-based tool called My Rx Choices® provides members with a simplified and personalized menu of medication choices, including generics and preferred brand-name medications, based upon their personal drug benefit coverage. Higher levels of formulary compliance, combined with our overall scale, allow us to generate higher rebates on a per-prescription basis from brand-name pharmaceutical manufacturers. The majority of these rebates are currently shared with our clients, which helps us manage drug trend for our clients.

•	Providing high quality clinical care to members with chronic and complex conditions by providing access to specialized pharmacists who are experts in the treatment of specific conditions, through Medco Therapeutic Resource Centers®. This service benefits the members from an overall health care management perspective, and also assists them in making educated decisions regarding their prescription health care and associated costs.

•	Providing customized plan design. We offer ongoing consulting services and model clinical and financial outcomes for clients based on a broad range of plan design and formulary choices. Our advanced information technologies allow our professionals to design with clients the plan structure that best meets the clients’ benefit cost objectives while providing an optimized benefit to members of the clients’ plans. These include EXPERxT Advisor®, an automated tool that provides real-time plan design modeling capability for our clients, as well as RationalMed®, through which medical data is integrated to affect better overall health outcomes for members. Recognizing the diverse plan design and administrative needs of different payors, we are organized into customer groups designed to collaborate with clients and ensure we provide solutions that satisfy the industry-specific needs of our clients and their respective membership.

•	Providing Medicare Part D Prescription Drug Program (“Medicare Part D”) products to our clients and to individual Medicare-eligible consumers nationwide by offering services in support of their Prescription Drug Program (“PDP”) or federal subsidy, as well as through our own PDP offerings.

•	Effectively managing drug utilization, a key factor in controlling drug trend, through a wide range of trend management tools, including drug utilization review programs and rules governing the conditions under which drugs are covered, according to the requirements established by our clients. We also have clinically-based programs that identify particular categories of questionable drug claims based on rules that our clients use for coverage criteria. These rules are designed to reduce unnecessary prescription use and monitor for potential abuse.

In 2008, we administered 586 million prescriptions; had net revenues in excess of $51 billion and net income of $1.1 billion; and reported earnings before interest income/expense, taxes, depreciation and amortization, or EBITDA, of nearly $2.5 billion. See Part II, Item 6, “Selected Financial Data,” for a definition and calculation of EBITDA and EBITDA per adjusted prescription. Our net income is driven by our ability to generate favorable discounts on generic prescription drugs dispensed from our mail-order pharmacies; earn discounts and rebates on brand-name drugs; negotiate competitive client pricing, including rebate sharing terms, administrative fees and price discounts, as well as favorable retail pharmacy reimbursement rates; provide competitively-priced specialty pharmacy products and services; and provide other related services in a cost-efficient manner.

Our financial performance benefits from the diversity of our client base and our clinically-driven business model, which provides better clinical outcomes at lower costs for our clients during this period of economic uncertainty. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any deterioration in our client or manufacturer accounts receivable.

Business segment information is set forth in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.

We were a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”) until August 19, 2003 (the “spin-off”) when we were spun off as an independent, publicly traded enterprise. When we use “Medco,” “we,” “us” and “our”, we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order”, we mean inventory dispensed through Medco, and its consolidated subsidiaries’ mail-order pharmacy operations.

Industry Overview

PBMs emerged in the 1980s, primarily to provide cost-effective drug distribution and claims processing for the health care industry. The PBM industry further evolved in response to the significant escalation of health care costs in the 1990s, as sponsors of benefit plans sought to more aggressively contain their costs. PBMs developed strategies to effectively influence both supply and demand. On the supply side, PBMs leverage their buying power to negotiate purchase discounts and rebates from manufacturers, discounts from distributors, and discounts from retail pharmacies. On the demand side, PBMs educate clients, members and physicians on cost-effective prescription medications and apply various techniques to encourage members to make cost-effective choices, such as the use of less expensive generic drugs and the more efficient mail-order channel. Generic substitution for drugs on which patents have expired is a significant and a growing factor in reducing costs.

Potential areas of growth for the PBM industry include increased participation in available programs and services by existing clients, with a particular focus on expanding mail order and generics as a means of maintaining high quality care at lower costs. The dispensing of specialty drugs also represents an area of growth for PBMs. In addition, there is a focus on clinical innovation to improve outcomes and reduce costs, including personalized medicine initiatives and the use of evidence-based protocols. Other areas of growth include expanding internationally to provide our services and capabilities in managing health care costs and improving clinical outcomes, and in the area of consumer health products.

Business Strategy

Medco’s strategy for growth and profitability includes the following key growth drivers and other business initiatives:

Key Growth Drivers

•	Generics: Optimizing the value of generics in light of significant brand-name patent expirations expected over the next several years, and continued development of programs designed to further reduce the cost of prescription health care.

•	Mail Order: Maximizing the mail-order prescription opportunity through enhanced communication and plan design.

•	Specialty Pharmacy: Expanding our specialty pharmacy model by providing new and creative services that reduce drug cost, simplify the administrative process and further enhance patient safety and convenience. In November 2007, we acquired Critical Care Systems, Inc. (“Critical Care”), one of the nation’s largest providers of home-based and ambulatory specialty infusion services, which expands Accredo’s capabilities and market presence related to infused agents, which are important today and are expected to become even more important in the future with infusion drugs representing approximately 25% of the specialty drug pipeline.

•	New Business and Renewals: Retaining existing clients and winning new clients by providing quality service, engaging members, leveraging technology and delivering new products and services, all of which provide value to our clients and members and are critical to our business strategy.

•	Clinical Innovation: Executing a next-generation clinical strategy that is designed to establish a new benchmark for pharmacy health care by engaging members and modeling behaviors to improve clinical outcomes and reduce costs. In 2007, we re-engineered our pharmacy model around Medco Therapeutic Resource Centers® that provide patients with chronic and complex conditions access to specialist pharmacists, who are trained in specific disease states and have access to integrated patient data to help achieve more positive clinical outcomes. We also view personalized medicine as an opportunity to enhance our clinical programs by identifying a patient’s genetic profile through laboratory testing to determine sensitivities to certain drugs and strengths, with the potential to improve health outcomes and reduce overall health care costs. We have established clinical collaborations with organizations such as the Mayo Clinic, Harvard University, Indiana University, and the University of North Carolina, which are intended to add precision to the prescribing, dosing and safety profile of prescription medicines.

Other Business Initiatives

•	New Markets: Making acquisitions, forming strategic alliances, and expanding into complementary adjacent markets. In March 2008, we launched a collaboration with Sweden’s government-operated retail pharmacy authority, Apoteket, to develop and test the first automated electronic prescription review system to improve clinical and financial outcomes for Swedish patients and the country’s health care system. In April 2008, we acquired a majority interest in Europa Apotheek, a privately held company based in the Netherlands that provides clinical health care and mail-order pharmacy services in Germany and the Netherlands. We believe these ventures leverage our proven proprietary technologies and ability to deliver customized solutions to meet the challenges of managing health care costs and improving clinical care abroad.

•	Financial Strategy: Delivering earnings growth and managing selling, general and administrative expenses, accelerating cash flow generation, maintaining current debt levels, driving improvements in return on invested capital, and share repurchases.

•	Solutions for Seniors/Medicare Part D: Developing innovative and flexible approaches that assist our health plan and employer clients in successfully managing a range of opportunities available through the Medicare Part D program, and delivering high quality pharmaceutical benefits to members.

In order for our strategy to be successful, we must anticipate and respond to both the common and unique needs of our clients and other payors, and we must continue to deliver scalable yet flexible capabilities and solutions that are affordable for payors and profitable for us. This includes delivering high quality client and member service; leveraging our significant technology investments to drive growth; reducing costs; actively pursuing sources of growth from new clients and increasing our clients’ use of our value-added services, including our mail-order pharmacies.

We believe our competitive advantages enable us to deliver enhanced services to clients and members, and effectively manage drug trend, ultimately reducing the total cost of health care. These advantages include our specialized Therapeutic Resource Centers; our highly automated mail-order pharmacy capability; our specialty pharmacy scale; our investments in other systems technologies including the Internet; our extensive value-added programs and services offerings; our ability to generate significant discounts and rebates that translate into client and member savings; and the cost-saving potential from our comprehensive generic substitution programs.

See “— Competition” below for a description of competition in the PBM industry.

Products and Services

To support our efforts to control prescription drug costs for our clients while supporting the appropriate use of prescription drugs, we offer a wide range of programs and services that help manage the cost, quality and administration of traditional and specialty drugs.

Plan Design

Our client teams take a consultative approach to assisting clients in the development and implementation of plan designs that suit their specific needs. Each client has access to the skills of various Medco professionals, including experienced clinical, financial and information technology specialists. Each client’s success in achieving the business objectives of their specific pharmacy benefit strategy ultimately depends on the design of their benefit plan. These designs take into account formulary structure, pharmacy management, mail-order initiatives, specialty pharmacy, drug coverage and exclusion, cost-share options, and generic drug utilization initiatives.

Integrating Medicare Part D considerations into plan designs is increasingly important to clients with Medicare-eligible members, which is why Medco has established Medco Retiree Solutionstm, a business unit dedicated to helping clients address this complex government prescription drug program. In addition to supporting clients that choose to file for the Retiree Drug Subsidy, Medco is a leading provider of Employer Group Waiver Plans, a group-enrolled Medicare Part D option for employers and labor groups, as well as serving as the “PBM inside” a number of Medicare Part D sponsors that offer drug-only and integrated medical and Medicare Part D drug benefits in the marketplace. Medco also offers an individual prescription drug plan, and the Medco Medicare Prescription Plan®, which is offered in all 34 regions in the U.S., as defined by CMS.

As an integral part of our consultative approach, our account teams use proprietary software tools that we have developed to model the effects of different plan designs based on historical data. One such tool is

Medco’s EXPERxT Advisor ®, which provides real-time plan design modeling capability for our clients. Clients can use the output from these models to judge the impact of specific plan design elements before they are implemented.

Clinical Management

We capitalize on our clinical expertise and advanced information technology infrastructure to help reduce client costs for prescription drugs in a medically appropriate manner, while striving to improve safety and the quality of care for members. We do this by developing evidence-based clinical programs and services for our commercial clients based on clinical rationale reviewed by either our Pharmacy or Therapeutics Committee, or by our National Practice Leaders at our Therapeutic Resource Centers.

Our Pharmacy and Therapeutics Committee makes decisions independently of us, and is comprised of a distinguished independent group of clinicians. This independent advisory body guides us in maintaining a consistent and therapeutically appropriate approach to the clinical content of certain programs and services, including, for example, the development of formularies and coverage criteria.

We offer utilization management, including drug utilization review, which is a systematic evaluation of individual and population use of prescription drugs, to identify and address over-use, under-use, and misuse of prescription drugs. As a result of these evaluations, we alert pharmacists, physicians and patients to possible issues, such as drug-drug interactions, and opportunities to consider alternate therapies including generics and formulary preferred drugs.

Once developed, our clients have the option of integrating these programs into their pharmacy benefit plan. To monitor our success with these programs, if requested by the client, we regularly report to clients on the success of the programs, review their clinical and financial data, and consult with them to identify opportunities for improvement.

We have introduced a variety of innovative clinical programs. One of these is our proprietary RationalMed® service, an advanced patient safety program designed to improve patient care and lower total health care costs. RationalMed® analyzes patients’ available prescription, inpatient and outpatient medical and laboratory claim records to detect gaps and errors in care, and engage physicians, pharmacists and patients in making appropriate changes in care. Clients who make the decision to participate in RationalMed® can save money by reducing inappropriate and unsafe prescription use, reducing gaps in care and avoiding unnecessary medical costs. We offer RationalMed® as a program to health plans and plan sponsors, regardless of whether they are clients of our PBM business.

For Medicare Part D plans, Medco offers a robust Medication Therapy Management program, designed to ensure that covered Medicare Part D medications prescribed to targeted beneficiaries are appropriately utilized to optimize therapeutic outcomes. Medco uses the Chronic Disease Score, a proprietary software algorithm, to identify beneficiaries who meet the criteria established by CMS.

Optimal Health® is Medco’s health and care support solution, offered through our 10-year alliance with Healthways, Inc. Optimal Health® offers health plans and plan sponsors health improvement solutions across the entire population of at-risk members with chronic and complex conditions. Through innovative engagement capabilities, Optimal Health® helps patients to understand their health risks and take action with confidence to lead healthier lives. Clients who participate in Optimal Health® can save money by increasing the percent of their population living healthier lifestyles, improving compliance with evidence-based care guidelines for chronic conditions and avoiding unnecessary medical costs, particularly hospitalizations.

Clinical Services, Specialty Pharmacy

Where appropriate, we work with the patient and the patient’s physician to implement the prescribed plan of care. Each patient is supported by a team consisting of a pharmacist, a customer service representative and a reimbursement specialist, and with certain therapies, a registered nurse. Generally, each patient’s team members specialize in that patient’s disease and work with payors and providers in that patient’s geographic region. We assist patients and their families in coping with a variety of difficult emotional and social challenges presented by their diseases, and in some cases participate in patient advocacy organizations, assist in the formation of patient support groups, advocate legislation to advance patient interests and publish newsletters for our patients.

Pharmacy Management

One of the core features of our PBM services is the management of prescription claims.

Mail-Order Service.  Our mail-order service is the industry’s largest in terms of the number of prescriptions dispensed. We dispensed 105.8 million prescriptions in 2008 through our mail-order pharmacies. For maintenance medications, mail order typically reduces costs for clients as a result of Medco’s purchasing scale, increased generic dispensing and higher rebates through enhanced formulary compliance. Many members prefer mail order for maintenance medications because they can receive up to a 90-day supply instead of a 30-day supply as commonly dispensed by retail pharmacies, and members also benefit from generally lower co-payments at mail order and the convenience of receiving their prescriptions in the mail. Members can place first-fill, refill and renewal orders through the mail. In addition, members can access resources necessary for first-fill prescription orders and can place refill or renewal orders easily online through our member website or through our integrated voice-response phone system.

Our PBM mail-order pharmacy operations consist of our two highly automated dispensing pharmacies in Willingboro, New Jersey and Las Vegas, Nevada and seven mail-order pharmacies that are located throughout the United States. Additionally in 2008, we commenced construction of a third automated dispensing pharmacy in Whitestown, Indiana, which is expected to be operational by late 2009. Prescription order processing activities and mail-order dispensing are performed in our mail-order pharmacies. In the dispensing pharmacies, we focus on distribution processes such as prescription dispensing and pre-sorting for shipment to patients by mail or courier. In our prescription order processing centers, our pharmacists focus on “front-end” pharmacy activities such as reviewing, recording and interpreting incoming prescriptions, screening for interactions based on each patient’s drug history and medical profile, resolving benefit and clinical issues with plan sponsors and physicians and then approving and routing the prescriptions to one of our mail-order dispensing pharmacies. We also utilize image-based technology, which provides for quick access to prescription orders and promotes efficient processing through our distribution process protocols. All of our PBM mail-order pharmacies are electronically networked into our integrated systems platform. This approach to mail-order operations allows us to optimize the value of our professional pharmacist services to meet the needs of members and ensure faster and smoother service, as well as maximize the efficiency of the dispensing function.

PolyMedica provides diabetes testing supplies, prescriptions and related products to patients with diabetes through its Liberty brand. PolyMedica meets the needs of diabetes patients by providing delivery of supplies through two locations in Florida and Virginia. For these services, PolyMedica bills Medicare, other government agencies and/or private insurance companies directly for those diabetes-related supplies.

Medco Therapeutic Resource Centers®.  These centers, located within our mail-order pharmacy operations, are designed around the theory that specialization leads to better pharmacy care for members with chronic and complex conditions. To better serve these members and their plans, our pharmacists are specialized in the chronic conditions that are generally associated with significant gaps in care and significant costs, such as diabetes, heart disease and asthma. Specialist pharmacists of a given specialty practice together in centers dedicated to the pharmacy care of people with needs in that specialty. Our scale and technology allow us to dedicate entire pharmacy practices to a single specialty and bring the services of our specialist pharmacists to the members who need them, as they need them. Our acquisition of PolyMedica in October 2007 was as a complement to our Therapeutic Resource Center strategy, focusing on the rapidly-growing diabetes patient base.

Specialty Pharmacy Management.  Accredo Health Group provides an enhanced level of personalized service to patients taking specialty medicines. Accredo Health Group’s specialty pharmacy facilities are dedicated to the processing and associated dispensing of specialty drug orders, as well as patient counseling. Accredo Health Group’s specialty pharmacies typically dispense a 30- to 90-day supply of biopharmaceutical medications with ancillary supplies directly to the patient or the patient’s physician with appropriate packaging. The package typically contains all of the supplies required for administration in the patient’s home or in other alternate sites. A majority of all products are processed or shipped from three specialty pharmacy mail-order pharmacies in Memphis, Tennessee; Nashville, Tennessee; and Warrendale, Pennsylvania. Accredo Health Group also maintains multiple specialty branch pharmacy locations across the United States and which may also include nursing services, walk-in infusion centers and other services customized for individual patients. The products are primarily shipped via courier services.

Retail Pharmacy Networks.  We have contractual relationships covering approximately 60,000 independent and chain retail pharmacies that have agreed to participate in one or more of our retail network options. A network offers members access to a choice of pharmacies while providing clients with cost savings through contracted discount rates that we negotiate with retail pharmacies. In general, these rates for brand-name drugs are at a discount to the average wholesale price of the drug, which is the current standard pricing unit used in the industry. In addition, we determine a maximum allowable cost for most generic drugs. Our retail pharmacy network agreements also include professional dispensing fees to be paid to the retail pharmacy. Clients generally select a retail pharmacy network based on the number and location of pharmacies in the network and the competitiveness of the discounts that the network offers. Pharmacies in a network also agree to follow our policies and procedures designed to enhance specific performance standards regarding patient safety and service levels.

Call Center Pharmacies.  We operate call center pharmacies, each of which is licensed as a pharmacy in the state in which it is located and is staffed by pharmacists and service representatives. Personnel at our call center pharmacies are available to answer questions and provide information and support to members 24 hours a day, seven days a week, for members using either our mail-order service or our retail pharmacy networks. Our call center pharmacies also provide information and services to physicians and pharmacists who service our clients’ members. We also have a substantial number of work-at-home call center representatives, which allow flexibility in providing appropriate coverage and contingency planning. While the majority of our call center representatives are Medco employees, we have, on a limited basis, outsourced some call handling capabilities to third-party vendors, including the management of inbound calls from retail pharmacies.

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

Physician Services

Motivating physicians to prescribe more cost-effective therapies and providing easy physician access to our mail-order pharmacy services are key Medco objectives. We offer a number of programs designed to meet these goals, from our Physician’s Service Center, which is dedicated to answering physician questions and accepting phone prescriptions quickly, to products like RationalMed® and Physician Practice Summaries, which inform physicians about prescribing options and patterns for their Medco patients.

We encourage physicians to prescribe electronically through a number of initiatives including through our founding role in SureScripts-RxHub, LLC, which promotes a standardized platform to route prescriptions from prescribers to pharmacies, and our involvement in regional initiatives that promote electronic prescribing such as the Southeast Michigan ePrescribing Initiative (SEMI) undertaken by Medco and the three largest U.S. auto makers.

Our approach to the physician community includes the establishment of an Office of Physician Advocacy & Strategy, which considers the physician viewpoint in the development of our products and services. We perform regular market research with practicing physicians and their staff to better understand the needs of the physician office in working with Medco effectively.

Web-Based Services

We believe our web-based services are the most advanced and comprehensive in the PBM industry. Not only do we offer what we believe is the industry’s leading consumer website for members, we also offer sites for clients and retail pharmacists that provide interactive tools aimed at improving compliance with plan goals, simplifying benefit administration, and providing critical benefit and medical information. Our My Rx Choices® prescription savings program provides members with greater transparency around their benefits and facilitates more informed patient-physician dialogue, leading to lower costs for our clients and their members.

Member-Oriented Web Services.  Our member website capabilities are focused on providing the ability for members to self-manage their prescription benefits while encouraging them to use safe, effective therapies that comply with their plan’s provisions. Our member website was the first Internet pharmacy site to be certified by the National Association of Boards of Pharmacy.

Medicare Part D Web Services.  Our member Internet also supports pre-enrollment and post-enrollment activities on behalf of our Medicare Part D PDP and for multiple clients. Prospective Medicare Part D PDP participants and their caregivers can use the pre-enrollment site’s Plan Compare tool to understand accurate projected costs for all their medications. The post-enrollment site allows members who have signed up to receive a Medicare Part D benefit from either Medco or one of our clients to securely manage all aspects of their prescription benefit.

Client-Oriented Web Services.  Our client website provides clients with online access to Medco’s proprietary tools for reporting, analyzing and modeling data, clinical-utilization management and decision-support, plan administration, including eligibility and claims reviews, the latest industry news, and easy submission and tracking of service requests. Clients who conduct their own member service can use our client website to update eligibility data and counsel members on all aspects of their pharmacy benefit, formularies, co-payments and coverage provisions, including the location of retail network pharmacies. Clients also have the ability to view detailed, consolidated claims for retail and mail-order service and issue prior-authorization approval. We can tailor access to the specific needs of different users involved in managing the pharmacy benefit within the client organization, limiting access to information only to authorized individuals.

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

Contractual Relationships

Clients.  Our net revenues are principally derived from contracting with clients to provide prescription drugs to their members through our mail-order pharmacies and our networks of retail pharmacies. Our PBM client contracts provide that a client will pay for drugs dispensed to its members at specified discounts to average wholesale prices or other industry benchmarks, plus the applicable dispensing fee. Both the specified discounts to average wholesale prices and the applicable dispensing fee vary based on whether the drug dispensed is a brand-name drug, generic drug or a specialty drug, and whether the prescription is dispensed through our mail-order pharmacies or a pharmacy in our retail network. Clients may also pay an administrative fee or other service fee for services we provide. These services include claims processing, eligibility management, benefits management, formulary compliance management, clinical and, pharmacy network management and other related services. Client contracts may also provide that we will share with clients a portion of or all of the rebates we receive from pharmaceutical manufacturers for that client’s utilization.

Additionally, many of our contracts with clients contain provisions that guarantee the level of service we will provide to the client or the minimum level of rebates or discounts the client may receive. Many of our client contracts also include guaranteed cost savings. These clients may be entitled to performance penalties if we fail to meet a service or cost guarantee we provide to them. The majority of our clients are party to these types of contracts, and our clients are generally entitled to audit our compliance with their contracts.

CMS.  Our product net revenues also include premiums associated with our Medicare Part D PDP risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Our two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide three Medicare drug benefit plan options for beneficiaries, including (i) a “standard Part D” benefit plan as mandated by statute, and (ii) two benefit plans with enhanced coverage, that exceed the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the CMS Medicare Part D prescription drug benefit.

Pharmaceutical Manufacturers.  Our contracts with pharmaceutical manufacturers provide us with rebates and fees for prescription drugs dispensed through our mail-order pharmacies and retail pharmacy network, discounts for prescription drugs we purchase and dispense from our mail-order pharmacies, and performance-based fees associated with certain biopharmaceutical drugs. Rebates and fees are generally calculated as a percentage of the aggregate dollar value of a particular drug that we dispensed, based on the manufacturer’s published wholesale price for that drug. Rebates and fees are generally invoiced to the pharmaceutical manufacturer and paid to us on a quarterly basis. We generally share a portion of rebates with our clients based on the provisions of the applicable client contract, and may also guarantee a minimum rebate per prescription dispensed to the client’s members. For a further discussion of the rebates we receive, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies and Estimates — Critical Accounting Policies and Estimates,” of this Annual Report on Form 10-K.

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

Clients

We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the fiscal year ended December 27, 2008, our ten largest clients based on revenue accounted for approximately 45% of our net revenues, including

UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $11,000 million, or 21%, of our net revenues. The UnitedHealth Group account has much lower mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generates lower profitability than typical client accounts. In April 2008, we announced a new agreement with UnitedHealth Group to provide pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in 2008, 2007 or 2006.

Mail-Order Inventory Suppliers

We maintain an extensive inventory in our mail-order pharmacies primarily representing brand-name, generic and specialty pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either directly from our primary wholesaler, AmerisourceBergen Corp., which accounted for approximately 62% of our 2008 drug purchases, or from manufacturers. Most of the purchases from our primary wholesaler were for brand-name pharmaceuticals. Specialty and generic pharmaceuticals are generally purchased directly from manufacturers. We believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available, except to the extent that brand-name drugs are available to the market exclusively through the manufacturer.

Accredo also has supply agreements with biopharmaceutical manufacturers. In addition, Accredo’s supply agreements may provide that during the term of the agreements, it will not distribute any competing products, or it may be limited in the types of services that it can provide with regard to competing products. In addition, our agreements with certain biopharmaceutical manufacturers may contain minimum purchasing volume commitments. Certain biopharmaceutical manufacturers may also make certain biopharmaceuticals available to only a limited number of specialty pharmacies.

Competition

Competition among providers of services similar to those which we provide is intense. We compete primarily on the basis of our ability to design and administer innovative programs and services that provide a flexible, high quality prescription drug benefit management offering to our clients and their members at competitive pricing to the plan sponsor. We believe the following factors are critical to our ongoing competitiveness:

•	Ability to differentiate ourselves in the marketplace through our innovative member engagement model, which includes the specialized practice of pharmacy through Medco Therapeutic Resource Centers® and our initiatives in the field of personalized medicine; collectively these programs and innovations are designed to improve clinical outcomes and reduce the total cost of health care for plan sponsors;

•	Ability to effectively provide innovative plan designs focused on the specific and changing needs of clients, patients and other payors, as well as effectively administer new programs, such as those associated with Medicare Part D;

•	Capability and regional and national scale to provide a fully integrated prescription benefit model, including effective mail order, retail access, specialty pharmacy, and customer service;

•	Quality and breadth of clinical services designed to provide a high level of care and compliance;

•	Proven history in managing drug trend, including the ability to negotiate favorable discounts from pharmaceutical manufacturers and retail pharmacies, rebates from brand-name pharmaceutical manufacturers, and the ability to shift prescription volume to lower cost generics, all of which deliver value back to the plan sponsor;

•	Use of technology to deliver information and services to clients and members; and

•	Financial stability.

We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, managed care organizations, large retail chains, large retail stores with in-store pharmacy operations and Internet pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller companies in niche markets. Our main competitors include Aetna Inc., CIGNA Corporation, CVS Caremark Corporation, Express Scripts, Inc., Humana Inc., UnitedHealth Group, Walgreen Co., Wal-Mart Stores, Inc., and WellPoint Health Networks Inc.

Consolidation within the markets we serve, as well as the acquisition of any of our competitors by larger companies, may lead to increased competition. We believe, however, that our efficient and integrated business model, our differentiating clinical programs, and the absence of channel conflicts in our business model, will enable us to compete effectively.

Corporate Compliance and Government Regulation

Corporate Compliance and Ethics Program

We have always been committed to the highest levels of integrity in our business operations, insisting on ethical behavior and compliance with statutory, regulatory and other legal requirements. Medco’s Corporate Compliance and Ethics Program (“Compliance and Ethics Program”) is designed to maintain a culture at Medco that promotes our core value of business with integrity and the prevention, detection and resolution of potential violations of laws or Company policies. To achieve this goal, we are committed to an effective compliance and ethics program tailored to our business and working environment. The Compliance and Ethics Program is dynamic, involving regular review and assessment to ensure that it is responsive to our changing business strategy and utilizes a broad risk management framework for planning and decision-making.

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

Government Regulation

Federal and state laws and regulations govern many aspects of our business: our administration of prescription drug benefits and our drug and health education programs and services; the activities of our mail-order pharmacies; the provision of nursing services; and the operations of laboratories. We believe we are in substantial compliance with all existing legal and regulatory requirements material to the operation of our business. We have standard operating procedures and controls designed to assist in ensuring compliance with existing contractual requirements and state and federal law. We diligently monitor and audit our adherence to these procedures and controls, and we take prompt corrective and disciplinary action when appropriate. However, we cannot predict how courts or regulatory agencies may interpret existing laws or regulations or what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding health care or the PBM industry and the application of complex standards to the operation of our business creates areas of uncertainty.

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

Third-Party Administration and Other State Licensure Laws.  Many states have licensure or registration laws governing companies that perform third-party administration, or TPA, services on behalf of others. The definition of a TPA required to register and comply with these laws varies from state to state. In addition, many states have laws or regulations that govern ancillary health care organizations, including preferred provider organizations and companies that provide utilization review and related services. The scope of these laws differs significantly from state to state, and the application of these laws to the activities of PBMs is often unclear. These regulations generally require annual or more frequent reporting and licensure renewals and impose other restrictions or obligations affecting PBM services. We have registered under these laws in states in which we have concluded, after discussion with the appropriate state agency, that registration is required.

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

Proposals for Direct Regulation of PBMs.  Legislation directly regulating PBM activities in a comprehensive manner has been introduced in a number of states. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. If enacted in a state in a form that is applicable to the operations we conduct there, this type of legislation could materially adversely impact us. Maine and the District of Columbia have each enacted a statute imposing fiduciary and disclosure obligations on PBMs. Other states, including Maryland, have enacted PBM regulation laws that differ from the Maine and District of Columbia laws, and are generally less onerous.

ERISA Regulation.  We provide PBM services to a number of different corporations and other sponsors of health plans that are subject to ERISA (the Employee Retirement Income Security Act of 1974). ERISA regulates employee pension benefit plans and employee welfare benefit plans, including health benefit and medical plans.

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

In addition, the DOL has recently issued proposed regulations under the provisions of ERISA that regulate plan contracts with service providers, including PBMs. The proposed regulations mandate specific disclosure by service providers. Failure to comply with the regulations could also result in a prohibited transaction. The DOL has solicited comments on the proposed regulations and we anticipate that they will change before they are finalized. As a result, we are not yet able to assess the impact on our business. We will comply with the regulations when they are finalized.

A number of lawsuits have been filed against us, alleging that we should be treated as a “fiduciary” under ERISA and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs. For further information on this litigation and the proposed settlement, see Note 14, “Commitments and Contingencies — Legal Proceedings,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Fraudulent Billing, Anti-Kickback, Stark, Civil Monetary Penalties, and False Claims Laws and Regulations.

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

Anti-Kickback Laws and Regulations.  Federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal health care program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal health care programs. These laws are commonly referred to as anti-remuneration or anti-kickback laws. Several states also have similar laws, known as “all payor” statutes, which impose anti-kickback prohibitions on services not covered by federal health care programs. Anti-kickback laws vary between states, and courts have rarely interpreted them.

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

Sanctions for fraudulent billing, kickback violations, Stark Law violations or violations of the False Claims Act include criminal or civil penalties. If we are found to have violated any state or federal kickback, Stark Law or False Claims Act law, we could be liable for significant damages, fines or penalties and potentially be ineligible to participate in federal payor programs.

Regulation of Financial Risk Plans.  We own two insurance companies: Medco Containment Life Insurance Company (“Life”) and Medco Containment Insurance Company of New York (“NY”). On a combined basis, these subsidiary insurance companies are licensed in 50 states, the District of Columbia and the commonwealth of Puerto Rico and are subject to extensive regulatory requirements imposed under the insurance laws of the states in which they are domiciled, as well as those in which they have obtained licenses to transact insurance business. Since 2006, the Life and NY companies have been operating under contracts with CMS and currently offer several Medicare Part D PDP options. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide three Medicare drug benefit plan options for beneficiaries, including (i) a “standard Part D” benefit plan as mandated by statute, and (ii) two benefit plans with enhanced coverage, that exceed the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the CMS Medicare Part D prescription drug benefit.

Regulation Relating to Data Transmission and Confidentiality of Patient Identifiable Information.  Dispensing of prescriptions and management of prescription drug benefits require the ability to utilize patient-specific information. Government regulation of the use of patient identifiable information has grown substantially over the past several years. At the federal level, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Department of Health and Human Services, or HHS, has adopted extensive regulation, governing the transmission, use and disclosure of health information by all participants in health care delivery, including physicians, hospitals, insurers and other payors (“Privacy Standards”). Our pharmacy operations are covered entities, which are directly subject to these requirements. In our role as a manager of the prescription benefit, we are a business associate of health plan clients, which are covered entities subject to the Privacy Standards. The President recently signed the American Recovery and Reinvestment Act of 2009 (PL 111-16), which includes several changes to the HIPAA privacy and security rules, including an increase in penalties for HIPAA violations. In addition, many states have passed or are considering laws addressing the use and disclosure of health information. These proposals vary widely, some relating to only certain types of information, others to only certain uses, and yet others to only certain types of entities. These laws and regulations have a significant impact on our operations, products and services, and compliance with them is a major operational requirement. Regulations and legislation that severely restrict or prohibit our use of patient identifiable information could materially adversely affect our business.

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

•	Formulary Restrictions. A number of states have enacted laws that regulate the establishment of formularies by insurers, HMOs and other third-party payors. These laws relate to the development, review and update of formularies; the role and composition of pharmacy and therapeutics committees; the availability of formulary listings; the disclosure of formulary information to health plan members; and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where the non-preferred drugs are medically necessary and the formulary drugs are determined to be inappropriate. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan clients.

•	Industry Standards for PBM, Pharmacy, and Home Health Functions. The National Committee on Quality Assurance, the American Accreditation Health Care Commission, known as URAC, the Joint Commission on Accreditation of Health Care Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by PBMs and specialty pharmacies, including mail order, formulary, drug utilization management, specialty pharmacy and nursing care. While the actions of these bodies do not have the force of law, PBMs and many clients for PBM services seek certification from them, as do other third parties with which our subsidiaries may contract

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

The DRA revised the formula used by the federal government to set the Federal Upper Limit (FUL) for multiple source drugs by adopting 250 percent of the average manufacturer’s price (“AMP”) without regard to customary prompt pay discounts to wholesalers for the least costly therapeutic equivalent. In July 2006, HHS published a Final Rule for the Medicaid Prescription Drug Program implementing the DRA in which AMP was defined to exclude discounts and rebates to PBMs and include sales to mail-order and specialty pharmacies in the AMP calculation by manufacturers. However, recently Congress postponed implementation of the new definition for AMP until September 2009 through the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) enacted in July 2008.

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

Relative to our durable medical equipment operations, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173) (the “Act”) provides for a phased-in program for competitive bidding of certain durable medical equipment items. Round 1 of the program was scheduled to be conducted in 10 Competitive Bid Areas (“CBAs”), and the mail-order diabetes testing supply product category was included in Round 1 of the program. Congress temporarily delayed Round 1 for all product categories, including mail-order diabetes testing supplies, in MIPPA. To pay for the delay, MIPPA also decreased reimbursement for the product categories, including mail-order diabetes testing supplies, by 9.5% starting January 1, 2009 and provides for no annual payment update for 2009. The bidding process for a new Round 1 is expected to restart in 2009, in nine CBAs rather than 10 (Puerto Rico is excluded). The law contemplates that Round 2 will start in 2011 in the 70 additional metropolitan statistical areas specified by CMS as of June 1, 2008. In January 2009, CMS published a regulation implementing the provisions of MIPPA regarding competitive bidding. CMS has delayed the effective date of this regulation from February 17, 2009 to April 18, 2009 for review by the new Administration. A national program for competitive bidding of certain durable medical equipment items, which may include mail-order diabetes testing supplies, is contemplated by the law, but not before 2011.

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

Medco’s insurance subsidiaries have been approved by CMS to participate in the Medicare Part D program as a national PDP sponsor, and Medco pharmacies are also providers of prescription drugs and diabetes supplies to those of our patients who are covered under Medicare Part B. In addition, we have been supporting a significant number of Medco clients who have elected to continue to offer a prescription drug benefit to their Medicare retirees as primary coverage outside of the Medicare Part D benefit and receive a government subsidy. Furthermore, we support our clients with their Medicare Advantage programs that now include the Medicare Part D benefit, and with their PDP programs as the pharmacy benefit manager.

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

Prompt Pay Regulations.  Many states have adopted prompt pay regulations that require health plans to pay or deny claims within a certain timeframe. These laws generally apply to insurers and/or HMOs, although some recent initiatives have included PBMs directly. Medco currently pays pharmacies on an established two-week cycle basis as defined in the Participating Pharmacy Agreement. Pharmacies receive payment within 30 days for 100% of successful point-of-sale (POS) claims processed in a two-week cycle. Medco has a capability for off-cycle payment to pharmacy providers due to prompt pay laws which accommodates those clients who desire payment more often than the established two-week cycle. Recently enacted provisions of MIPPA also require prompt pay for Medicare Part D prescription drug plan claims as of January 1, 2010.

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

Employees

As of December 27, 2008, we had approximately 20,800 full-time employees and approximately 1,000 part-time employees. Approximately 31% of our employees are represented by labor organizations. Approximately 5,500 employees at our facilities in Florida, Washington, Nevada, New Jersey, Ohio, Pennsylvania, and Texas are subject to collective bargaining with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO (American Federation of Labor — Congress of Industrial Organizations); approximately 680 employees primarily at our Nevada call center are covered by collective bargaining agreements with the Retail, Wholesale and Department Store Union, U.F.C.W. (United Food and Commercial Workers); approximately 300 pharmacists at our

Columbus, Ohio pharmacy are represented by the Association of Managed Care Pharmacists; approximately 230 pharmacists at our Willingboro, New Jersey and Las Vegas, Nevada pharmacies are represented by the Guild for Professional Pharmacists; and approximately 90 maintenance and quality response technicians at our Willingboro, New Jersey pharmacy are represented by the International Union of Operating Engineers, AFL-CIO. Collective bargaining agreements covering these employees expire at various dates through December 2012. Seven collective bargaining agreements with various labor organizations will expire in 2009. We consider our relations with our employees and their unions to be good. Accredo, Critical Care, PolyMedica and Europa Apotheek employees are not represented by a labor union.

Available Information

Medco files annual, quarterly and current reports, proxy and information statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document Medco files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Medco’s electronic SEC filings are available to the public at http://www.sec.gov.

Medco’s SEC filings are also available to the public through The New York Stock Exchange (“NYSE”), 20 Broad Street, New York, New York 10005. Medco’s common stock is listed on the NYSE and trades under the symbol “MHS.”

Medco’s public Internet site is http://www.medcohealth.com. Medco makes available free of charge, through the Investor Relations page of its Internet site (www.medcohealth.com/investor), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Medco also makes available, through the Investor Relations page of its Internet site, statements of beneficial ownership of Medco’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. In addition, Medco makes available on the Investor Relations page of its Internet site, its most recent proxy statements and its most recent annual reports to stockholders. Medco intends to use the Investor Relations page of its Internet site at www.medcohealth.com/investor to disclose important information to the public.

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

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, in 2008 our Chief Executive Officer submitted a Section 303A.12(a) CEO Certification to the NYSE certifying that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Stock Split

In the first quarter of 2008, we completed a two-for-one stock split, which was effected in the form of a 100% stock dividend and distributed on January 24, 2008, to shareholders of record at the close of business on January 10, 2008. All share and per share amounts have been adjusted for the increase in issued and outstanding shares after giving effect to the stock split. For more information, see Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Competition in the PBM, specialty pharmacy and the broader health care industry is intense and could impair our ability to attract and retain clients.

Competition among providers of PBM services is intense. We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, managed care organizations, large retail chains, large retail stores with in-store pharmacy operations and Internet pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller companies in niche markets. Our main competitors include Aetna Inc., CIGNA Corporation, CVS Caremark Corporation, Express Scripts, Inc., Humana Inc., UnitedHealth Group Incorporated (“United Health Group”), Walgreen Co., Wal-Mart Stores, Inc., and WellPoint Health Networks Inc.

We compete based on innovation and service, as well as on price. To attract new clients and retain existing clients, we must continually develop new products and services to assist clients in managing their pharmacy benefit programs. There is no guarantee that the investments that we make will result in innovative products and services which are attractive to clients. Moreover, although we need to continue to expend significant resources to develop or acquire new products and services in the future, we may not be able to do so. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to market our PBM services to clients successfully at our current levels of profitability.

Consolidation within the markets we serve, as well as the acquisition of any of our competitors by larger companies, may lead to increased competition.

Failure to retain key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues and could harm our profitability.

Our largest client, UnitedHealth Group, represented approximately $11,000 million, or 21%, of our net revenues during 2008. The UnitedHealth Group account has much lower mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generates lower profitability than typical client accounts. In April 2008, we announced a new agreement with UnitedHealth Group to provide pharmacy benefit services through December 31, 2012. Although none of our other clients individually represented more than 10% of our net revenues in 2008, our top 10 clients as of December 27, 2008, including UnitedHealth Group, represented approximately 45% of our net revenues during 2008. Additionally, a significant amount of our members represent the retiree population and are an important contributor to our profitability.

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

In addition, although we believe that our current liquidity and prospects for increasing our cash flows from operations limit the effects on our business from the weak capital and credit markets, our business is not immune from the general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown and geopolitical events. Our revenues and results of operations could suffer, for example, if employers determine to drop health care coverage for some or all of their employees, including retirees, as a result of weakness in the economy and the rising cost of premiums.

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

In April 2008, we acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that provides clinical health care and mail-order pharmacy services in Germany and the Netherlands. In October 2007, we acquired all of the outstanding common stock of PolyMedica Corporation (“PolyMedica”) and in November 2007, we acquired Critical Care Systems, Inc. (“Critical Care”). PolyMedica is a leading provider of diabetes care through its Liberty brand, including blood glucose testing supplies, prescriptions and related services. Critical Care is one of the nation’s largest providers of specialty infusion services for home-based and ambulatory settings.

In order to realize the intended benefits of these acquisitions, or any acquisition we make in the future, we must effectively integrate these businesses and any future acquired business into ours. We may not be able to successfully integrate acquired businesses into ours. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations of these acquired businesses performed by us or by third parties on our behalf were inadequate or flawed, or if we later discover unforeseen financial or business liabilities, the acquired businesses may not perform as expected. Operating costs, customer loss and business disruption (including difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than we anticipated. Finally, difficulties assimilating acquired operations and products could result in the diversion of capital and management’s attention away from other business issues and opportunities. International operations are also subject to additional risks, which could include variation in local economies, export and import restrictions, currency fluctuations, trade barriers, the burden of complying with a variety of international laws and political and economic instability.

If we fail to comply with complex and evolving laws and regulations in the U.S. and internationally, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations.

We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our mail-order pharmacies and our ability to participate in federal and state health care programs. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations. Although we believe that we are substantially compliant with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or ensure that we will be able to obtain or maintain the regulatory approvals required to operate our business. In addition, our international business is also susceptible to a changing political and regulatory landscape. Changes in laws or interpretations, for example, banning mail-order delivery in Germany, would severely impair our ability to serve our customers there and adversely impact the financial condition, liquidity and operating results of our European business.

Government efforts to reduce health care costs and alter health care financing practices could lead to a decreased demand for our services or to reduced profitability.

During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Congress frequently considers proposals to reform the U.S. health care system. These proposals may increase governmental involvement in health care and PBM services and may otherwise change the way our clients conduct business. Health care organizations may react to these proposals and the uncertainty surrounding them by reducing or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers.

In addition, both Congress and state legislatures are expected to consider legislation to increase governmental regulation of managed care plans and decrease reimbursement of Medicare managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could limit our business practices and impair our ability to serve our clients.

Failure in continued execution of our Medicare Part D prescription drug program, and the integration of that program into a more comprehensive retiree strategy, could adversely impact our business and financial results.

Our agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, impose numerous requirements on us. As a CMS-approved Prescription Drug Program, our policies and practices associated with executing the program are subject to audit, and if material contractual or regulatory non-compliance was to be identified, applicable sanctions and/or monetary penalties, including suspension of enrollment and marketing, may be imposed.

In time, the Medicare Part D prescription benefit could have the effect of rendering existing group pharmacy benefit plans less valuable to our clients and beneficiaries and reduce the total market for group PBM services. In addition, some of our clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the Medicare Part D benefit may outweigh any opportunities for new business generated by the new benefit. We are not in a position to accurately predict the long-term impact of Medicare Part D on our business, financial condition or results of operations.

The growth of our Medicare Part D and overall retiree business is an important component of our business strategy and, accordingly, we have made substantial investments in the service personnel and technology necessary to administer that business. Any failure to achieve growth in our Medicare Part D business may have an adverse effect on our financial position, results of operations or cash flows.

PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA.

PBMs typically provide services to corporations and other sponsors of health benefit plans subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). ERISA regulates employee pension benefit plans and employee welfare benefit plans, including health and medical plans. The U.S. Department of Labor (“DOL”), which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by a PBM where the PBM had not agreed to accept fiduciary responsibility. We are party to several lawsuits that claim we are a fiduciary under ERISA. See Note 14, “Commitments and Contingencies — Legal Proceedings,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. If a court were to determine, in litigation brought by a private party or in a proceeding arising out of a position taken by the DOL, that we were a fiduciary in connection with services for which we had not agreed to accept fiduciary responsibility, we could potentially be subject to claims for breaching fiduciary duties and/or entering into certain “prohibited transactions.”

Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results.

We are party to various legal proceedings and are subject to litigation risks. The significant legal proceedings to which Medco is a party are described in detail in Note 14, “Commitments and Contingencies — Legal Proceedings,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Although we believe we have meritorious defenses in each of the matters described therein, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our business, financial condition, liquidity and results of operations in any particular period.

We are subject to corporate integrity agreements and noncompliance may impede our ability to conduct business with the federal government.

As part of a civil settlement with the Department of Justice (“DOJ”) and other federal government agencies, in October 2006, Medco entered into a five-year corporate integrity agreement with the United States Department of Health and Human Services’ Office of the Inspector General (“OIG”) and the U.S. Office of Personnel Management Office of Inspector General. In November 2004, prior to our ownership, PolyMedica entered into a five-year corporate integrity agreement as part of a civil settlement with the OIG. Failure to comply with the obligations of these corporate integrity agreements could result in debarment from participation in certain federal business arrangements, financial penalties and damage to Medco’s reputation.

New legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable medical information could limit our ability to use information that is critical to the operation of our business.

Many of our products and services rely on our ability to use patient identifiable information in various ways. In addition to electronically reviewing hundreds of millions of prescriptions each year, we collect and process confidential information through many of our programs and alliances, including RationalMed and point-of-care initiatives. There is currently substantial regulation at the federal and state levels addressing the use and disclosure of patient identifiable medical and other information. In February 2009, the President signed the American Recovery and Reinvestment Act of 2009 (PL 111-16), which adds additional requirements under the HIPAA privacy and security rules. Sanctions for failing to comply with standards issued pursuant to state or federal statutes or regulations include criminal penalties and civil sanctions. See Item 1, “Business — Government Regulation,” above. These and future regulations and legislation that severely restrict or prohibit our use of patient identifiable medical and other information could limit our ability to use information that is critical to the operation of our business. If we violate a patient’s privacy or are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for significant damages, fines or penalties.

Our Specialty Pharmacy business is highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or improve our financial performance.

We derive a substantial percentage of our Specialty Pharmacy segment revenue and profitability from our relationships with Abbott Laboratories, Inc.; Actelion Pharmaceuticals, Ltd.; Amgen, Inc.; Baxter Healthcare Corporation; Biogen Idec, Inc., Genentech, Inc., GlaxoSmithKline, Inc.; Novartis Pharmaceuticals, Inc.; Teva Pharmaceutical Industries, Ltd.; and United Therapeutics, Inc.

Our agreements with these suppliers may be short-term and cancelable by either party without cause on 30 to 365 days prior notice. These agreements may limit our ability to provide services related to competing drugs, during the term of the agreement and allow the supplier to distribute through channels other than us. Further, certain of these agreements provide that pricing and other terms of these relationships be periodically adjusted for changing market conditions or required service levels. Any termination or modification to any of these relationships could have an adverse effect on a portion of our business, financial condition and results of operations.

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

Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased credit risk.

A portion of our Specialty Pharmacy business is funded through medical benefit coverage, the majority of which is provided by private insurers, as well as reimbursement by government agencies. These Specialty Pharmacy claims are generally for very high-priced medicines, and collection of payments from insurance companies, patients and other payors generally takes substantially longer than for those claims administered through a PBM benefit. Because of the high cost of these claims, and the nature of the medical benefit coverage determination process, these accounts receivable are characterized by higher risk in collecting the full amounts due.

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

Our Medicare Part D product offerings require premium payments from members for the ongoing benefit, as well as amounts due from CMS. As a result of the demographics of the consumers covered under these programs and the complexity of the calculations for amounts due from CMS, these accounts receivable are subject to realization risk in excess of what is experienced in the core PBM business.

Additionally, we may be subject to increased credit risk associated with state and local government agencies that are experiencing increased fiscal challenges. As a result of these aforementioned risks, we may be required to record bad debt expenses that may impact our results of operations and liquidity.

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

Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Specifically, in the proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., a civil class action case brought against McKesson Corporation and First DataBank (“FDB”), which is one of several companies that report data on prescription drug prices, FDB had agreed to reduce the reported AWP of certain drugs by four percent at a future time as contemplated by the settlement. FDB has also announced that if the settlement is implemented, it will discontinue publishing its AWP price information within two years. In December 2008, the court held a hearing to determine whether to approve the settlement but did not issue any ruling. Over 90% of Medco’s client contracts contain terms that Medco believes will enable it to mitigate any adverse effects of this kind of settlement and FDB’s related action.

Legislation may lead to changes in the pricing for Medicare and Medicaid programs. See Item 1, “Business — Government Regulation — Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans and Reimbursement for Durable Medical Equipment,” above. At least one Medicaid program has adopted, and other Medicaid programs, some states and some commercial payors may adopt, those aspects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173) (the “Act”) that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of ASP in lieu of AWP as the measure for determining reimbursement by state Medicaid programs for the drugs sold in our Specialty Pharmacy business could materially reduce the revenue and gross margins of this business.

The terms and covenants relating to our existing indebtedness could adversely impact our financial performance and our liquidity.

Like other companies that incur debt, we are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. Our credit facilities, accounts receivable financing facility and the indentures governing our senior notes contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including a maximum total debt-to-EBITDA ratio. Our continued ability to borrow under our credit facilities and accounts receivable financing facility is subject to our compliance with such financial and other covenants. If we fail to satisfy these covenants, we would be in default under the credit facilities, accounts receivable financing facility and/or indentures, and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. See Note 7, “Debt,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In addition, as of December 27, 2008, of our total outstanding borrowings of approximately $4.6 billion, $2.8 billion is impacted by variable interest rates. Increases in interest rates on variable rate indebtedness would increase our interest expense and could adversely affect our results of operations.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products.

We dispense significant volumes of brand-name and generic drugs from our mail-order pharmacies and through a network of retail pharmacies, which are the basis for our net revenues and profitability. When increased safety risk profiles or manufacturing issues of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced global consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers or transition to over-the-counter products. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.

We may be subject to liability claims for damages and other expenses that are not covered by insurance.

Our professional liability insurance policies are expected to cover individual claims of up to $85 million. Because of the difficulty in obtaining commercial insurance coverage, as well as its high cost, our retained liability has been established at levels that require certain self-insurance reserves to cover potential claims. We currently process any claims that are included in self-insured retention levels through a captive insurance company. A successful professional liability claim in excess of our insurance coverage could harm our financial condition and results of operations. We believe that most of the claims described in Note 14, “Commitments and Contingencies — Legal Proceedings,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are unlikely to be covered by insurance.

The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure and failure to execute could adversely impact our business.

We are dependent on our infrastructure, including our information systems, for many aspects of our business operations. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data and we must maintain our business processes and information systems, and the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, failure to protect such information or mitigate any such breaches may adversely affect our operations. Malfunctions in our business processes, breaches of our information systems or the failure to maintain effective and up-to-date information systems could disrupt our business operations, result in customer and member disputes, damage our reputation, expose us to risk of loss or litigation, result in regulatory violations, increase administrative expenses or lead to other adverse consequences.

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

We have over $2.6 billion of recorded intangible assets, net, on our consolidated balance sheet as of December 27, 2008. For our PBM segment, our intangible assets primarily represent the value of client relationships that was recorded upon our acquisition in 1993 by Merck & Co., Inc., and to a lesser extent, our acquisition of PolyMedica in 2007. For our Specialty Pharmacy segment, we have intangible assets recorded primarily from our acquisition of Accredo Health, Incorporated (“Accredo”) in 2005. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients or biopharmaceutical manufacturer contracts, or when other changes in circumstances indicate that the carrying amount may not be recoverable. For our intangible assets, if the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our consolidated statement of income in the amount the carrying value of these assets exceeds the discounted expected future cash flows. In addition, while our intangible assets may not be impaired, the useful lives are subject to continual assessment. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated statement of income, which could have a material adverse effect on our earnings.

We also have recorded goodwill of $6.3 billion on our consolidated balance sheet as of December 27, 2008. Goodwill is assessed for impairment annually for each of our segments’ reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to that reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. If we determine that the fair value is less than our book value, we could be required to record a non-cash impairment charge to our consolidated statement of income, which could have a material adverse effect on our earnings.

Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our Accredo and PolyMedica revenues and profits.

The majority of our current Accredo and PolyMedica revenues are tied to the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, our profits would also be reduced. Additionally, our profits could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts, and due to potential budget limitations being experienced by many states, we could experience reductions in our Medicaid reimbursement for certain drugs dispensed by our specialty pharmacies under our Accredo brand.

Specifically in regards to our diabetes testing supplies revenues and profits under our Liberty brand, the Act provides for a phased-in program for competitive bidding of certain durable medical equipment items. Round 1 of the program was scheduled to be conducted in 10 Competitive Bid Areas (“CBAs”), and the mail-order diabetes testing supply product category was included in Round 1 of the program. Congress temporarily delayed Round 1 for all product categories including mail-order diabetes testing supplies, in the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) enacted in July 2008. To pay for the delay, MIPPA also decreased reimbursement for the product categories, including mail-order diabetes testing supplies by 9.5% starting January 1, 2009 and also provides for no annual payment update for 2009. The bidding process for a new Round 1 is expected to restart in 2009. In January 2009, CMS published a regulation implementing the provisions of MIPPA regarding competitive bidding. CMS has delayed the effective date of this regulation from February 17, 2009 to April 18, 2009 for review by the new Administration. A national program for competitive bidding of certain durable medical equipment items, which may include mail-order diabetes testing supplies, is contemplated by the law, but not before 2011. The competitive bidding program could cause our operating results to be negatively affected through a combination of lower reimbursement rates for competitively bid items and/or our failure to secure status as a contracted supplier.

The Act provided CMS additional authority, beginning in 2009, to use pricing information it gathers during the initial competitive bidding phases for the purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. MIPPA now requires CMS to issue further guidance on whether and then how it intends to use this authority through the formal rule-making process, and delays the earliest implementation date to 2011. Our operating results could be negatively affected if CMS uses this authority to impose lower reimbursement rates in geographic areas that would otherwise have been excluded from the impact of competitive bidding.

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

Our Board of Directors is divided into three classes as nearly equal in size as possible with staggered three-year terms. This classification of our Board of Directors could have the effect of making it more difficult for a third party to acquire our company or of discouraging a third party from acquiring control of our company because it will generally make it more difficult for shareholders to replace a majority of the directors. On May 24, 2007, our shareholders approved a proposal to amend the Company’s certificate of incorporation to de-stagger our Board of Directors and provide for the phase-in of the annual election of directors over a three-year period, and therefore all directors will be elected annually beginning at our annual meeting in 2010. In addition, it is currently not possible to remove a director except for cause (other than directors elected for one-year terms, who can be removed without cause) and then only by a vote of holders of at least 80% of the voting power of our outstanding shares of stock.

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

As of December 27, 2008, we own or lease 159 facilities throughout the United States and lease two properties in Europe. We believe our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our existing facilities contain an aggregate of approximately 3,800,000 square feet. Our corporate headquarters office is located in Franklin Lakes, New Jersey and accommodates our executive and corporate functions.

Our PBM mail-order pharmacy operations consist of our two highly automated dispensing pharmacies in Willingboro, New Jersey and Las Vegas, Nevada and seven mail-order pharmacies that are located throughout the United States. Additionally in 2008, we commenced construction of a third automated dispensing pharmacy in Whitestown, Indiana, which is expected to be operational by late 2009. Prescription order processing activities are performed in six of the pharmacies, and three engage in prescription order processing and mail-order dispensing. In addition, as a result of our PolyMedica acquisition, we have two pharmacies that dispense diabetes supplies. We also have three Specialty Pharmacy mail-order pharmacies and 85 specialty branch pharmacies.

In the dispensing pharmacies, we focus on distribution processes such as prescription dispensing and pre-sorting for shipment to patients by mail or courier. In our prescription order processing pharmacies, we receive and record prescriptions through the use of imaging technologies, conduct clinical reviews, contact physicians to resolve any questions and then approve and route the prescriptions to one of our dispensing pharmacies.

Certain specialty branch pharmacies conduct prescription order processing and dispensing functions, and may also provide nursing services, walk-in infusion centers and other services customized for individual patients. We also operate six call center pharmacies with access 24 hours a day, seven days a week to respond to calls from our clients, their members, retail pharmacists and physicians.

Insurance

We maintain insurance coverage with deductibles and self-insurance that management considers adequate for our needs under current circumstances, including professional liability coverage of $85 million per individual claim. Such coverage reflects market conditions (including cost and availability) existing at the time coverage is written. Because of the difficulty in obtaining commercial insurance coverage, as well as its high cost, our retained liability has been established at levels that require certain self-insurance reserves to cover potential claims. We currently process any claims that are included in self-insured retention levels through a captive insurance company. Our PBM operations, including, for example, the dispensing of prescription drugs by our mail-order pharmacies, may subject us to litigation and liability for damages. Historically, we have not had any professional liability claims that have exceeded our insurance coverage amount, and any claims have not been material. We believe that our insurance coverage protection for these types of claims is adequate. However, we might not be able to maintain our professional and general liability insurance coverage in the future, and insurance coverage might not be available on acceptable terms or adequate to cover any or all potential professional liability claims. A successful professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect on our financial condition and results of operations. We believe that most of the claims described in Note 14, “Commitments and Contingencies — Legal Proceedings,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are unlikely to be covered by insurance. See Part I, Item 1A, Risk Factors, “We may be subject to liability claims for damages and other expenses that are not covered by insurance.”

Item 3.	Legal Proceedings.

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 14, “Commitments and Contingencies — Legal Proceedings,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Company

The executive officers of the Company, and their ages and positions as of February 18, 2009 are as follows:

Name	Age	Position

David B. Snow, Jr.	54	Chairman of the Board and Chief Executive Officer
Gabriel R. Cappucci	46	Senior Vice President and Controller, Chief Accounting Officer
Mary T. Daschner	50	Group President, Retiree Solutions
John P. Driscoll	49	President, New Markets
Robert S. Epstein	53	Senior Vice President, Medical and Analytical Affairs and Chief Medical Officer
Brian T. Griffin	49	Group President, Health Plans
Kenneth O. Klepper	55	President and Chief Operating Officer
Laizer D. Kornwasser	37	President, Liberty Medical and Senior Vice President, Channel and Generic Strategy
Thomas M. Moriarty	45	General Counsel, Secretary and Senior Vice President, Pharmaceutical Strategies and Solutions
Karin V. Princivalle	52	Senior Vice President, Human Resources
Richard J. Rubino	51	Senior Vice President, Finance and Chief Financial Officer
Jack A. Smith	61	Senior Vice President, Chief Marketing Officer
Glenn C. Taylor	57	Group President, Key Accounts
Timothy C. Wentworth	48	Group President, Employer Accounts

David B. Snow, Jr. has served as Chief Executive Officer and as a director of the Company since March 2003. Mr. Snow was appointed Chairman of the Company’s Board of Directors in June 2003 and also served as the Company’s President from March 2003 to March 2006. Mr. Snow came to the Company from WellChoice, Inc. (formerly known as Empire BlueCross BlueShield) where he held the position of Executive Vice President and Chief Operating Officer beginning in April 1999 and then held the position of President and Chief Operating Officer from March 2001 through January 2003. From April 1993 to April 1998, Mr. Snow was an Executive Vice President of Oxford Health Plans, a health maintenance organization, and was responsible for marketing, medical delivery systems, medical management and government programs. Mr. Snow is also a director of Pitney Bowes Inc.

Gabriel R. Cappucci has served as Medco’s Senior Vice President and Controller, Chief Accounting Officer since March 2008, and is directly responsible for accounting and financial reporting, financial systems, and client rebate and performance guarantee reporting and analysis. Mr. Cappucci joined Medco in July 1993 and has held a variety of accounting, financial reporting, and financial planning roles. Most recently, since June 2004, Mr. Cappucci was Vice President, Financial Reporting with responsibility for Medco’s financial reporting and accounting standards. Prior to joining the Company, Mr. Cappucci was a Senior Manager with KPMG LLP where he had been employed since August 1985. Mr. Cappucci is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mary T. Daschner has served as Group President, Retiree Solutions since September 2008 and in this role is responsible for strategy and business results for Medco’s retiree and Medicare eligible population. The current portfolio includes Medco’s National Prescription Drug Program, The Medco Medicare Prescription Plantm and Employer Retiree Solutions including Employer Prescription Drug Plans, Enhanced Plans, Retiree Drug Subsidy and secondary wraparound products. Ms. Daschner joined the Company in December 1999, initially serving as Senior Director of Business and Product Development, and later as Vice President, Health Plans and Government Programs, where she managed service and drug trend strategy supporting more than six million UnitedHealth Group Incorporated (“United Health Group”) members, including Medicare, Managed Medicaid and commercial fully insured populations. Ms. Daschner came to the Company from Senior Market

Strategies, a health care consulting business focused on reimbursement, outcomes and patient access in the over 50 marketplace, where she served as President.

John P. Driscoll has served as President, New Markets since April 2008, and in this role is responsible for the Company’s consumer-driven programs, insured solutions and business development, both domestically and internationally. Mr. Driscoll joined the Company in June 2003 as Senior Vice President, Product and Business Development and served as President, Insured and Emerging Markets from June 2006 to April 2008. Mr. Driscoll came to the Company from Oak Investment Partners, a venture capital firm, where he served as an advisor on health care investments from January 2002 through May 2003. Mr. Driscoll held the position of Executive Vice President of Walker Digital from January 2000 to December 2001. Mr. Driscoll served in a number of senior positions at Oxford Health Plans from 1991 through 1999, including, most recently, as its Corporate Vice President, Government Programs.

Robert S. Epstein, M.D., M.S. has served as the Company’s Senior Vice President, Medical and Analytical Affairs and Chief Medical Officer since 1997. Dr. Epstein is responsible for formulary development, clinical guidelines, drug information services and accreditation oversight. He is also responsible for maintaining automated clinical informatics tools and heads the client and product analytic and reporting groups. Additionally, Dr. Epstein leads the Personalized Medicine programs. Dr. Epstein joined the Company in 1995 as Vice President of Outcomes Research. Dr. Epstein was trained as an epidemiologist and worked in public health and academia before joining the private sector.

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

Kenneth O. Klepper has served as President and Chief Operating Officer since March 2006. He joined the Company in June 2003 and served as Executive Vice President, Chief Operating Officer from June 2003 through March 2006. Mr. Klepper oversees the Company’s sales and account groups, the Company’s Retiree SolutionsTM group, information technology, customer service, pharmacy operations, and Accredo Health Group, Inc., the Company’s primary specialty pharmacy operating subsidiary. Mr. Klepper joined the Company from WellChoice, Inc. where he held the position of Senior Vice President, Process Champion from March 1995 to August 1999, and then held the position of Senior Vice President for Systems, Technology and Infrastructure from August 1999 to April 2003.

Laizer D. Kornwasser has served as President of Liberty Medical since the Company’s acquisition of PolyMedica Corporation in October 2007. In addition, Mr. Kornwasser has served as Senior Vice President, Channel and Generic Strategy since August 2006, and oversees the Company’s mail and retail channels and generic strategy. Mr. Kornwasser is responsible for developing and executing generic strategies and optimizing channel distribution to significantly reduce client and member pharmacy costs. Mr. Kornwasser joined the Company in August 2003, initially serving as Vice President of Business Development, and later as Senior Vice President of Business Development and Retail Networks. Prior to joining the Company, Mr. Kornwasser was the founder and Managing Partner of Edgewood Consulting LLC, a turnaround/strategic advisory firm. Mr. Kornwasser is a director of the National Bank of California and Bostwick Laboratories.

Thomas M. Moriarty has served as General Counsel and Secretary since March 2008, and is responsible for overseeing the Company’s legal affairs. In addition, he has served as Senior Vice President, Pharmaceutical Strategies and Solutions since September 2007, with responsibility for negotiations with pharmaceutical manufacturers, drug purchasing analysis and consulting with clients on formulary drug lists and plan design. He also served as Senior Vice President, Business Development responsible for mergers and acquisitions and strategic alliances from August 2006 until March 2008. Prior to that, he was Deputy General Counsel, Vice President and Managing Counsel, responsible for mergers and acquisitions and client and commercial contracting from December 2005 until August 2006. From November 2002 until December 2005, Mr. Moriarty served as Vice President and Counsel, Client Contracting. Mr. Moriarty joined the Company in June 2000 as Assistant Counsel, Client Contracting. Prior to joining the Company, Mr. Moriarty served as Assistant General

Counsel, Pharma & North America for Merial Limited (a Merck & Co., Inc. and Sanofi Aventis Company) and as Assistant Counsel for Merck & Co., Inc.

Karin V. Princivalle has served as Senior Vice President, Human Resources since joining the Company in May 2001, and is responsible for company-wide human resource activities. Ms. Princivalle joined the Company from TradeOut.com, an online business-to-business marketplace, where she served as Vice President for Human Resources from February 2000 to May 2001. Previously, she served as Vice President of Human Resources for Citigroup’s North America bankcards business from May 1998 to August 2000 and Vice President of Human Resources for Citigroup’s Consumer Businesses in Central/Eastern Europe, Middle East, Africa and Asia from March 1997 to May 1998.

Richard J. Rubino has served as Senior Vice President, Finance and Chief Financial Officer since March 2008. Mr. Rubino has oversight responsibility for all financial activities, including accounting, reporting, accounts receivable and reimbursement activities, treasury, tax, planning, analysis, procurement, audit, investor relations and financial evaluation. Prior to this position he served as Senior Vice President and Controller, Chief Accounting Officer since April 2005 and in that role was directly responsible for accounting and financial reporting, financial systems, and client and pharmaceutical manufacturer accounts receivable. From June 1998 to April 2005, Mr. Rubino served as Vice President and Controller with responsibility for accounting and financial reporting. His previous roles with the Company include Vice President, Planning with responsibility for financial, business and strategic planning, and Director of Planning. Prior to joining the Company, Mr. Rubino held various positions at International Business Machines Corporation and Price Waterhouse & Co. Mr. Rubino is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Jack A. Smith has served as Senior Vice President, Chief Marketing Officer since joining the Company in June 2003 and is responsible for all branding, corporate and product marketing and communications, medco.com®, and related creative and production services. Mr. Smith served as the Senior Vice President, Chief Marketing Officer for WellChoice, Inc. from August 1999 to November 2002, and was the Senior Vice President, Marketing Director for RR Donnelley & Sons from June 1997 to July 1999. Mr. Smith worked as a consultant for the Gartner Group, an information and consulting company, during 2003 prior to joining the Company. He has also held marketing positions at The Readers Digest Association, Inc., Nestle Foods and Unilever.

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

Timothy C. Wentworth has served as Group President, Employer Accounts since September 2008 and is responsible for all activities related to Medco’s employer clients including sales, account management, marketing, clinical and pricing areas. This group integrates the oversight of the National Accounts Group with Systemed. Prior to this position he served as the President and Chief Executive Officer of Accredo Health Group, Inc. from March 2006 to September 2008. From January 2004 to March 2006, Mr. Wentworth served as the Company’s Group President, National Accounts. From April 2002 through December 2003, he served as Executive Vice President, Client Strategy and Service and was responsible for client relationships and developing and implementing strategies to acquire and renew clients. Mr. Wentworth joined the Company as Senior Vice President, Account Management in December 1998 from Mary Kay, Inc., where he spent five years, serving initially as Senior Vice President of Human Resources and subsequently as President-International.

Information concerning the Company’s directors and nominees is incorporated by reference from the discussion under the heading “Proposal 1. Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

The principal market for our common stock is the NYSE, where our common stock trades under the ticker symbol “MHS.” The following table sets forth the range of high and low common stock market prices for fiscal years 2008 and 2007:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2008
High	$47.85	$51.15	$52.00	$54.63
Low	$29.80	$43.89	$42.85	$40.50
2007
High	$51.67	$45.83	$40.82	$36.33
Low	$43.52	$38.45	$35.12	$26.26

The above table has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

On February 18, 2009, the closing market price of our common stock on the NYSE was $45.95.

Holders

On February 18, 2009, there were 90,358 shareholders of record.

Dividend Policy

The Company currently does not pay cash dividends and does not plan to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

This information is discussed in Part III, Item 12 of this Annual Report on Form 10-K.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return (including reinvested dividends) of the Standard & Poor’s Health Care Index and the Standard & Poor’s 500 Index for the period December 31, 2003, to December 31, 2008. The graph assumes that $100 was invested on December 31, 2003, in the Company’s common stock and in each index or composite. No cash dividends have been declared on the Company’s common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Medco Health Solutions, Inc., The S&P 500 Index
And The S&P Health Care Index

	Comparison of 5 Year Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
Medco Health Solutions, Inc.	100.00	122.39	164.17	157.22	298.32	246.60

S&P 500	100.00	110.88	116.33	134.70	142.10	89.53

S&P Health Care	100.00	101.68	108.24	116.40	124.72	96.27

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the common stock.

Share Repurchase Program

The Company’s $5.5 billion share repurchase plan (the “2005 Plan”), which was approved in August 2005, originally authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006, and was increased by $3 billion in February 2007. In October 2008, the Company completed the 2005 Plan by repurchasing approximately 0.6 million shares at a cost of $29.7 million. During fiscal year 2008, the Company repurchased under the 2005 Plan approximately

42.4 million shares at a cost of approximately $1.98 billion. From the inception of the 2005 Plan through completion, the Company repurchased 153.8 million shares at an average per-share price of $35.75.

In October 2008, the Company’s Board of Directors approved a new share repurchase program, authorizing the purchase of up to $3 billion of its common stock in the open market over a two-year period commencing November 10, 2008 (the “2008 Plan”). It is currently expected that share repurchases will be funded by the Company’s free cash flow (cash flow from operations less capital expenditures). From November 10, 2008 through December 27, 2008, the Company repurchased under the 2008 Plan approximately 5.2 million shares at a cost of approximately $200 million and at an average per-share price of $38.82.

The Company’s Board of Directors periodically reviews any share repurchase programs and approves the associated trading parameters.

The following is a summary of the Company’s share repurchase activity for the three months ended December 27, 2008 under the 2005 Plan and the 2008 Plan:

Issuer Purchases of Equity Securities(1)

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of a	Shares
			Publicly	That May Yet be
	Total Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Program Since	the Program(4)
Fiscal Period	Purchased	per Share(2)	Inception(3)	(In thousands)

Balances at September 27, 2008			153,181,160	$29,731
Fiscal October 2008	649,055	$45.81	649,055	$—
Fiscal November 2008	3,220,000	$39.25	3,220,000	$2,873,626
Fiscal December 2008	1,932,000	$38.11	1,932,000	$2,800,004

Fourth quarter 2008 totals	5,801,055	$39.60	5,801,055

(1)	All information set forth in the table above relates to the Company’s 2005 Plan and 2008 Plan. The 2005 Plan was first announced in August 2005, and then subsequent announcements were made when the 2005 Plan was amended in December 2005, November 2006 and February 2007. The 2005 Plan was scheduled to expire in December 2008. The Company completed the 2005 Plan in October 2008 and no further purchases will be made pursuant to this plan. The 2008 Plan was announced in November 2008 and pursuant to the 2008 Plan, the Company is authorized to repurchase up to $3 billion of its common stock through November 2010.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended December 27, 2008. The average price paid per share for repurchases initiated since inception through December 27, 2008 under the 2005 Plan is $35.75. The average price paid per share for repurchases initiated since inception through December 27, 2008 under the 2008 Plan is $38.82.

(3)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced 2005 Plan and 2008 Plan.

(4)	The balances at September 27, 2008 and at October 2008 fiscal month-end reflect the remaining authorized repurchases under the 2005 Plan based on the increase in the authorized repurchases. The balances at November and December 2008 fiscal month-end reflect the remaining authorized repurchases under the 2008 Plan.

From December 28, 2008 (the first day of the 2009 fiscal year) through the date of this filing, the Company repurchased approximately 2.8 million shares at an average price per share of $41.86 under the 2008 Plan.

During the fiscal year ended December 27, 2008, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

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

	December 27,	December 29,	December 30,	December 31,	December 25,
As of and for Fiscal Years Ended	2008(1)	2007(2)	2006(3)	2005(4)(5)	2004

Consolidated statement of income data:
Total product net revenues(6)	$50,576.2	$43,961.9	$42,022.6	$37,455.0	$35,024.4
Total service net revenues	681.8	544.3	521.1	415.9	327.5

Total net revenues(6)	51,258.0	44,506.2	42,543.7	37,870.9	35,351.9

Cost of revenues:
Cost of product net revenues(6)	47,308.2	41,402.6	40,012.5	35,827.8	33,496.6
Cost of service revenues	221.4	158.3	125.8	100.2	132.8

Total cost of revenues(6)	47,529.6	41,560.9	40,138.3	35,928.0	33,629.4
Selling, general and administrative expenses	1,425.0	1,114.1	1,109.2	757.6	676.4
Amortization of intangibles	285.1	228.1	218.5	192.5	179.9
Interest expense	233.7	134.2	95.8	73.9	69.1
Interest (income) and other (income) expense, net	(6.2)	(34.4)	(29.9)	(34.0)	(9.2)

Total costs and expenses	49,467.2	43,002.9	41,531.9	36,918.0	34,545.6

Income before provision for income taxes	1,790.8	1,503.3	1,011.8	952.9	806.3
Provision for income taxes(9)(f)	687.9	591.3	381.6	350.9	324.7

Net income	$1,102.9	$912.0	$630.2	$602.0	$481.6

Earnings per share data(7):
Basic earnings per share	$2.17	$1.66	$1.06	$1.04	$0.89
Shares used in computing basic earnings per share	508.6	550.2	594.5	576.1	543.8
Diluted earnings per share	$2.13	$1.63	$1.04	$1.03	$0.88
Shares used in computing diluted earnings per share	518.6	560.9	603.3	587.1	549.4
Consolidated balance sheet data:
Working capital(8)	$1,299.5	$1,173.5	$1,028.2	$1,300.1	$1,675.9
Goodwill	$6,331.4	$6,230.2	$5,108.7	$5,152.3	$3,310.2
Intangible assets, net	$2,666.4	$2,905.0	$2,523.1	$2,741.6	$2,140.6
Total assets	$17,010.9	$16,217.9	$14,388.1	$14,447.7	$11,113.2
Total debt	$4,602.9	$3,494.4	$1,266.7	$1,469.4	$1,192.9
Deferred tax liabilities	$1,065.3	$1,167.0	$1,161.3	$1,213.8	$1,030.2
Total noncurrent liabilities	$5,255.0	$4,213.4	$2,057.8	$2,218.0	$2,177.6
Total stockholders’ equity	$5,957.9	$6,875.3	$7,503.5	$7,724.2	$5,719.4

	December 27,	December 29,	December 30,	December 31,	December 25,
As of and for Fiscal Years Ended	2008(1)	2007(2)	2006(3)	2005(4)(5)	2004

Supplemental information:
EBITDA(9)	$2,461.1	$2,000.1	$1,469.8	$1,350.3	$1,243.7
EBITDA per adjusted prescription(9)	$3.09	$2.67	$2.01	$1.89	$1.83
Net cash provided by operating activities	$1,635.1	$1,367.0	$1,241.0	$1,040.8	$711.5
Net cash used by investing activities	$(416.2)	$(1,713.8)	$(155.5)	$(1,186.3)	$(101.9)
Net cash (used by) provided by financing activities	$(1,054.6)	$302.4	$(1,155.2)	$(111.8)	$(102.6)
Prescriptions administered	586.0	559.8	553.4	540.1	502.9
Retail	480.2	465.0	464.4	452.8	415.2
Mail-order	105.8	94.8	89.0	87.3	87.7
Adjusted prescriptions(9)(i)	795.9	748.3	729.9	714.1	678.3
Adjusted mail-order penetration(10)	39.7%	37.9%	36.4%	36.6%	38.8%
Other volume(11)	6.0	—	—	—	—
Overall generic dispensing rate	64.1%	59.7%	55.2%	51.5%	46.3%
Retail generic dispensing rate	66.0%	61.7%	57.2%	53.3%	48.1%
Mail-order generic dispensing rate	55.0%	50.0%	44.8%	41.7%	37.9%

Notes to Selected Financial Data:

(1)	The consolidated statement of income data for 2008 includes the operating results of majority-owned Europa Apotheek Venlo B.V. (“Europa Apotheek”) commencing on the April 28, 2008 acquisition date.

(2)	The consolidated statement of income data for 2007 includes the operating results of PolyMedica Corporation (“PolyMedica”) and Critical Care Systems, Inc. (“Critical Care”) commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent period.

(3)	The consolidated statement of income data for 2006 includes a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006, with a $99.9 million after-tax effect, or $0.17 per diluted share on a split-adjusted basis (see note 7 below).

(4)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years presented are comprised of 52 weeks.

(5)	The consolidated statement of income data for 2005 includes the operating results of Accredo Health, Incorporated (“Accredo”) commencing on the August 18, 2005 acquisition date, and for the subsequent periods.

(6)	Includes retail co-payments of $7,666 million for 2008, $7,553 million for 2007, $7,394 million for 2006, $7,436 million for 2005, and $6,773 million for 2004.

(7)	Common share and per share amounts have been retrospectively adjusted for the two-for-one stock split, which became effective on January 24, 2008. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(8)	Calculated as current assets less current liabilities.

(9)	EBITDA consists of earnings before interest income/expense, taxes, depreciation and amortization. We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of reported net income, are significant components of the consolidated statements of income, and must be considered in performing a comprehensive assessment of overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the 2006 EBITDA excluding the legal settlements charge recorded in the first quarter, as the charge is not considered an indicator of ongoing company performance.

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA, and as a result, EBITDA per adjusted prescription is affected by the changes in prescription volumes between retail and mail-order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business. Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	December 27,		December 29,	December 30,		December 31,		December 25,
For Fiscal Years Ended	2008(a)		2007(b)	2006		2005(c)(d)		2004

Net income	$1,102.9		$912.0	$630.2		$602.0		$481.6
Add:
Interest expense	233.7		134.2	95.8		73.9		69.1
Interest (income) and other (income) expense, net	(6.2	)(e)	(34.4)	(29.9)		(34.0)		(9.2)
Provision for income taxes	687.9	(f)	591.3	381.6	(f)	350.9	(f)	324.7
Depreciation expense	157.7		168.9	173.6		165.0		197.6	(g)
Amortization expense	285.1		228.1	218.5		192.5		179.9

EBITDA	$2,461.1		$2,000.1	$1,469.8		$1,350.3		$1,243.7
Adjustment for the 2006 legal settlements charge	—		—	162.6	(h)	—		—

EBITDA, excluding the 2006 legal settlements charge	$2,461.1		$2,000.1	$1,632.4		$1,350.3		$1,243.7

Adjusted prescriptions(i)	795.9		748.3	729.9		714.1		678.3

EBITDA per adjusted prescription	$3.09		$2.67	$2.01		$1.89		$1.83

EBITDA per adjusted prescription, excluding the 2006 legal settlements charge	$3.09		$2.67	$2.24		$1.89		$1.83

(a)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(b)	Includes PolyMedica’s and Critical Care’s operating results commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent period.

(c)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years presented are comprised of 52 weeks.

(d)	Includes Accredo’s operating results commencing on the August 18, 2005 acquisition date, and for the subsequent periods.

(e)	Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes. See Note 7, “Debt,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(f)	2008, 2006 and 2005 include nonrecurring tax benefits of $28 million, $20 million and $25.7 million, respectively. See Note 9, “Taxes on Income,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(g)	2004 includes accelerated depreciation of $24.5 million associated with facility closures that occurred in 2004.

(h)	Represents a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006. See footnote (3) to Selected Financial Data above.

(i)	Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(10)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

(11)	Represents over-the-counter drugs, as well as diabetes supplies primarily dispensed by PolyMedica.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading health care company, serving the needs of more than 60 million people. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total health care costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by the Medicare Part D Prescription Drug Plans. Through our unique Medco Therapeutic Resource Centers® in which our therapy management programs include the use of specialized pharmacists focused on specific disease states, and Accredo Health Group, Medco’s Specialty Pharmacy, we are creating innovative models for the care of patients with chronic and complex conditions.

Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, pharmaceutical manufacturers, and particularly in Specialty Pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group, which is the nation’s largest specialty pharmacy based on revenues. The Therapeutic Resource Center for diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we became the largest diabetes pharmacy care practice based on covered patients. In 2008, we also expanded our capabilities abroad when we acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that provides mail-order pharmacy and clinical health care services in Germany and the Netherlands. See Note 3, “Acquisitions of Businesses,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

All share and per share amounts have been retrospectively adjusted for the two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective January 24, 2008. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and members are paramount to our success; the retention of existing clients and members and winning of new clients and members poses the greatest opportunity to us and the loss thereof, including as a result of economic conditions, represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive mail-order volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years, and our ability to continue to provide innovative and competitive clinical and other services to clients and members, including through our active participation in the Medicare Part D Prescription Drug Plan (“Medicare Part D”) benefit and the rapidly growing specialty pharmacy industry. Additionally, our future success will depend on our continued ability to generate positive cash flows from operations with a keen focus on asset management and maximizing return on invested capital.

Our financial performance benefits from the diversity of our client base and our clinically-driven business model, which provides better clinical outcomes at lower costs for our clients during this period of economic uncertainty. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any deterioration in our client or manufacturer accounts receivable.

When we use “Medco,” “we,” “us” and “our”, we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order”, we mean inventory dispensed through Medco, and its consolidated subsidiaries’ mail-order pharmacy operations.

Key Indicators Reviewed By Management

Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail-order revenue; adjusted prescription volume; generic dispensing rate; gross margin percentage; cash flow from operations; return on invested capital; diluted earnings per share; Specialty Pharmacy segment revenue and operating income; Earnings Before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “— EBITDA” further below for a definition and calculation of EBITDA and EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance.

2008 Financial Performance Summary

Our diluted earnings per share increased 30.7% to $2.13 and net income increased 20.9% to $1,102.9 million for 2008 compared to $1.63 per share and $912.0 million, respectively, for 2007. These increases primarily reflect higher generic dispensing rates, volume from new business, higher mail-order penetration, favorable retail pharmacy reimbursement rates, and increased manufacturer rebate retention rates. Also contributing to the increase is a third-quarter 2008 nonrecurring state income tax benefit resulting from statute of limitations expirations in certain states, increased Specialty Pharmacy business, and a decrease in the diluted weighted average shares outstanding. These are partially offset by steeper client price discounts associated with new clients and renewals of existing clients, as well as the benefit from the short-term availability of generic Plavix® primarily in the first quarter of 2007. In addition, these results include the operating results of PolyMedica, Critical Care Systems, Inc. (“Critical Care”), and majority-owned Europa Apotheek commencing on the October 31, 2007, November 14, 2007, and April 28, 2008 acquisition dates, respectively. For the year ended December 27, 2008, we generated cash flow from operations of $1,635.1 million and had cash and cash equivalents of $938.4 million on our consolidated balance sheet at December 27, 2008.

The diluted weighted average shares outstanding were 518.6 million for 2008 compared to 560.9 million for 2007, representing a decrease of 7.5% resulting from our share repurchase programs which commenced in 2005.

Our total net revenues increased 15.2% to $51,258.0 million in 2008. Product net revenues increased 15.0% to $50,576.2 million, which reflects product price inflation primarily on brand-name drugs, as well as higher total volume driven by new business and acquisitions, partially offset by a greater representation of lower cost generic drugs and higher client price discounts. Additionally, our service revenues increased 25.3% to $681.8 million in 2008, which reflects higher client and other service revenues primarily from clinical programs, data sales, and formulary management fees. Also contributing are higher claims processing administrative fees, in addition to revenue associated with Medicare Part D-related product offerings.

The total prescription volume, adjusted for the difference in days supply between mail and retail, increased 6.4% to 795.9 million for 2008, which substantially reflects higher volumes from new clients. The adjusted mail-order penetration rate increased to 39.7% in 2008 from 37.9% in 2007, resulting from a large mail-order-only client commencing in 2008.

Our overall generic dispensing rate increased to 64.1% in 2008 from 59.7% in 2007, reflecting the impact of the introduction of new generic products during these periods and the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in a reduction of approximately $2,690 million in net revenues for 2008.

Our overall gross margin increased to 7.3% in 2008 from 6.6% in 2007, primarily reflecting our increased generic dispensing rate, mail-order volume, retail pharmacy reimbursement rates, rebate retention rates, and Specialty Pharmacy business, partially offset by the aforementioned client price discounts and the Plavix® benefit in 2007.

Selling, general and administrative (“SG&A”) expenses of $1,425.0 million for 2008 increased by $310.9 million, or 27.9%, from 2007, primarily reflecting the addition of PolyMedica, Critical Care, and Europa Apotheek SG&A expenses, as well as higher employee-related costs to support the growing client base and strategic clinical initiatives.

Amortization of intangible assets of $285.1 million for 2008 increased $57.0 million from 2007 primarily as a result of the PolyMedica and Critical Care acquisitions and the acquisition of a majority interest in Europa Apotheek.

Interest expense of $233.7 million for 2008 increased $99.5 million from $134.2 million in 2007, primarily reflecting increased borrowings associated with our issuance of senior notes in the first quarter of 2008.

Interest (income) and other (income) expense, net, of ($6.2) million for 2008 decreased $28.2 million from ($34.4) million in 2007, primarily attributable to lower interest income reflecting lower interest rates. Additionally, 2008 reflects a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “— Liquidity and Capital Resources — Swap Agreements.”

Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 38.4% for 2008 compared to 39.3% for 2007, primarily as a result of the aforementioned state income tax benefit recorded in the third quarter of 2008.

Key Financial Statement Components

Consolidated Statements of Income

Our net revenues are comprised primarily of product net revenues and are derived principally from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail-order pharmacies, and are recorded net of certain discounts, rebates and guarantees payable to clients and members. The majority of our product net revenues are derived on a fee-for-service basis. Product net revenues also include revenues from the sale of diabetes supplies by PolyMedica. Our Specialty Pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients.

In addition, our product net revenues include premiums associated with our Medicare Part D Prescription Drug Program (“PDP”) risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Our two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide three Medicare drug benefit plan options for beneficiaries, including (i) a “standard Part D” benefit plan as mandated by statute, and (ii) two benefit plans with enhanced coverage, that exceed the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the CMS Medicare Part D prescription drug benefit.

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to product net revenues with a corresponding account receivable or payable to CMS reflected on the consolidated balance sheets.

In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” (“EITF 99-19”) are met. For further details, see our critical accounting policies included in “— Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Premium revenues for our PDP products, which exclude member cost share, were $317 million, or less than 1% of total net revenues, in 2008, $255 million, or less than 1% of total net revenues, in 2007, and $465 million, or approximately 1% of total net revenues, in 2006.

Our agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require us to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to “any willing pharmacy;” (vii) provide emergency out-of-network coverage; and (viii) implement a comprehensive Medicare and Fraud, Waste and Abuse compliance program. As a CMS-approved PDP, our policies and practices associated with executing the program are subject to audit, and if material contractual or regulatory non-compliance was to be identified, applicable sanctions and/or monetary penalties, including suspension of enrollment and marketing, may be imposed. Additionally, each calendar year, payment will vary based on the annual benchmark that applies as a result of Medicare Part D plan bids for the applicable year, as well as for changes in the CMS methodology for calculating risk adjustment factors.

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

Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare Part D PDP product offerings and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,050 for coverage year 2008, $3,850 for coverage year 2007, and $3,600 for coverage year 2006. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.

SG&A expenses reflect the costs of operations dedicated to executive management, the generation of new sales, maintenance of existing client relationships, management of clinical programs, enhancement of technology capabilities, direction of pharmacy operations, and performance of reimbursement activities, in addition to finance, legal and other staff activities, and the effect of certain legal settlements. SG&A also includes direct response advertising expenses associated with PolyMedica, which are expensed as incurred.

Interest expense is incurred on our senior unsecured credit facilities, accounts receivable financing facility, and senior notes, and includes net interest on our interest rate swap agreements on $200 million of the 7.25% senior notes. In addition, it includes amortization of the effective portion of our settled forward-starting interest rate swap agreements and amortization of debt issuance costs.

Interest (income) and other (income) expense, net, includes interest income generated by cash and cash equivalent investments, as well as short- and long-term investments in marketable securities. In addition, it includes a loss on the ineffective portion of the settled forward-starting interest rate swap agreements recorded in the first quarter of 2008.

For further details, see our critical accounting policies included in “— Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Manufacturer accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. Client accounts receivable represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebates and guarantees payable when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also includes receivables from CMS for our Medicare Part D PDP product offerings and premiums from members. Additionally, we have receivables from Medicare and Medicaid for a portion of our Specialty Pharmacy business, and diabetes supplies dispensed by PolyMedica.

Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from the IRS and state and local taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles from our acquisition by Merck & Co., Inc. (“Merck”) in 1993, goodwill and intangibles recorded upon our acquisition in 2007 of PolyMedica, and, for the Specialty Pharmacy segment, goodwill and intangible assets recorded primarily from our acquisition of Accredo in 2005.

Our primary liabilities include claims and other accounts payable, client rebates and guarantees payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee-and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities are also comprised of certain premiums, and may also include cost share, and catastrophic reinsurance payments received in advance from CMS for our Medicare Part D PDP product offerings. Our debt is primarily comprised of a senior unsecured term loan facility, a senior unsecured revolving credit facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “— Commitments and Contractual Obligations” below.

Our stockholders’ equity includes an offset for purchases of our common stock under our share repurchase program. The accumulated other comprehensive income component of stockholders’ equity includes: unrealized investment gains and losses, foreign currency translation adjustments resulting from the translation of Europa Apotheek’s assets and liabilities and results of operations, unrealized gains and losses on effective cash flow hedges, and the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans.

Consolidated Statements of Cash Flows

An important element of our operating cash flows is the timing of billing cycles, which are generally two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the Specialty Pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Specialty Pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle and has a different credit risk profile. We also generate operating cash flows associated with our Medicare Part D PDP product offerings, including premiums, cost share, and catastrophic reinsurance received from CMS. In addition, our operating cash flows include tax benefits for employee stock plans up to the amount associated with compensation expense.

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

Client-Related Information

Revenues from UnitedHealth Group Incorporated (“UnitedHealth Group”), currently our largest client, amounted to approximately $11,000 million, or 21%, of our net revenues in 2008, approximately $9,900 million, or 22%, of our net revenues in 2007, and $9,800 million, or 23%, of our net revenues in 2006. The UnitedHealth Group account has much lower mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generates lower profitability than typical client accounts. In April 2008, we announced a new agreement with UnitedHealth Group to provide pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in 2008, 2007 or 2006.

Segment Discussion

We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products, and majority-owned Europa Apotheek, which provides mail-order pharmacy and clinical health care services in Germany and the Netherlands, commencing on their acquisition dates. The Specialty Pharmacy segment, which was formed at the time of the Accredo acquisition in 2005, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services, commencing on its acquisition date.

We define the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable or infusible, and which require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging, and a higher degree of patient-oriented customer service than is required in the traditional PBM business model, including in-home nursing services and administration. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs. Additionally, payors include patients, as well as PBM clients.

The PBM segment is measured and managed on an integrated basis, and there is no distinct measurement that separates the performance and profitability of mail order and retail. We offer fully integrated PBM services to virtually all of our PBM clients and their members. The PBM services we provide to our clients are generally delivered and managed under a single contract for each client. The PBM and Specialty Pharmacy segments primarily operate in the United States and have limited activity in Puerto Rico, Germany and the Netherlands.

As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco’s PBM operations as a single segment for purposes of making decisions about resource allocations and in assessing performance.

Consolidated Results of Operations

The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	December 27,	Increase		December 29,	Increase		December 30,
For Fiscal Years Ended	2008(1)	(Decrease)		2007(2)	(Decrease)		2006

Net Revenues
Retail product(3)	$28,613.5	$2,189.4	8.3%	$26,424.1	$544.0	2.1%	$25,880.1
Mail-order product	21,962.7	4,424.9	25.2%	17,537.8	1,395.3	8.6%	16,142.5

Total product(3)	$50,576.2	$6,614.3	15.0%	$43,961.9	$1,939.3	4.6%	$42,022.6

Client and other service	502.2	111.2	28.4%	391.0	46.9	13.6%	344.1
Manufacturer service	179.6	26.3	17.2%	153.3	(23.7)	(13.4)%	177.0

Total service	$681.8	$137.5	25.3%	$544.3	$23.2	4.5%	$521.1

Total net revenues(3)	$51,258.0	$6,751.8	15.2%	$44,506.2	$1,962.5	4.6%	$42,543.7

Cost of Revenues
Product(3)	$47,308.2	$5,905.6	14.3%	$41,402.6	$1,390.1	3.5%	$40,012.5
Service	221.4	63.1	39.9%	158.3	32.5	25.8%	125.8

Total cost of revenues(3)	$47,529.6	$5,968.7	14.4%	$41,560.9	$1,422.6	3.5%	$40,138.3

Gross Margin(4)
Product	$3,268.0	$708.7	27.7%	$2,559.3	$549.2	27.3%	$2,010.1
Product gross margin percentage	6.5%	0.7%		5.8%	1.0%		4.8%
Service	$460.4	$74.4	19.3%	$386.0	$(9.3)	(2.4)%	$395.3
Service gross margin percentage	67.5%	(3.4)%		70.9%	(5.0)%		75.9%
Total gross margin	$3,728.4	$783.1	26.6%	$2,945.3	$539.9	22.4%	$2,405.4
Gross margin percentage	7.3%	0.7%		6.6%	0.9%		5.7%

Volume Information
Retail prescriptions	480.2	15.2	3.3%	465.0	0.6	0.1%	464.4
Mail-order prescriptions	105.8	11.0	11.6%	94.8	5.8	6.5%	89.0

Total prescriptions	586.0	26.2	4.7%	559.8	6.4	1.2%	553.4

Adjusted prescriptions(5)	795.9	47.6	6.4%	748.3	18.4	2.5%	729.9

Adjusted mail-order penetration(6)	39.7%	1.8%		37.9%	1.5%		36.4%

Other volume(7)	6.0	6.0	N/M*	—	—	—	—
Generic Dispensing Rate Information
Retail generic dispensing rate	66.0%	4.3%		61.7%	4.5%		57.2%

Mail-order generic dispensing rate	55.0%	5.0%		50.0%	5.2%		44.8%

Overall generic dispensing rate	64.1%	4.4%		59.7%	4.5%		55.2%

*	Not meaningful.

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)	Includes PolyMedica’s and Critical Care’s operating results commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent period.

(3)	Includes retail co-payments of $7,666 million for 2008, $7,553 million for 2007, and $7,394 million for 2006.

(4)	Defined as net revenues minus cost of revenues.

(5)	Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(6)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

(7)	Represents over-the-counter drugs, as well as diabetes supplies primarily dispensed by PolyMedica.

Net Revenues

Retail.  The $2,189 million increase in retail net revenues for 2008 reflects net price increases of $1,330 million driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. Also contributing to the higher retail net revenues are net volume increases of $859 million, primarily from new business, partially offset by client transitions. The aforementioned net price variance includes the offsetting effect of approximately $1,780 million from a greater representation of generic drugs in 2008.

The $544 million increase in retail net revenues for 2007 is attributable to net price increases of $506 million driven by product price inflation primarily on brand-name drugs, and net volume increases of $38 million from new business and increased utilization, partially offset by client transitions. The aforementioned net price variance includes the offsetting effect of approximately $1,625 million from a greater representation of generic drugs in 2007.

Mail-Order.  The $4,425 million increase in mail-order net revenues for 2008 reflects net volume increases of $2,817 million, primarily from new business and incremental volume from recent acquisitions including, most significantly, PolyMedica. Also contributing to the increased mail-order net revenues are net price increases of $1,608 million driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $910 million from a greater representation of generic drugs in 2008.

The $1,395 million increase in mail-order net revenues for 2007 reflects net volume increases of $1,622 million primarily from new business and incremental volume from PolyMedica, partially offset by net price reductions of $227 million. The net price reduction is driven by reductions to mail-order revenues of approximately $880 million from a higher representation of generic drugs for 2007, partially offset by product price inflation primarily on brand-name drugs.

Our product net revenues include premium revenues for our Medicare Part D PDP risk-based product offerings, which exclude member cost share. In 2008 and 2007, premium revenues for our PDP products were $317 million and $255 million, respectively, or less than 1% of total net revenues. In 2006, premium revenues for our PDP product were $465 million, or approximately 1% of total net revenues. The premium revenue changes are reflective of the membership associated with CMS auto-assigned dual-eligible individuals.

Our overall generic dispensing rate increased to 64.1% for 2008, compared to 59.7% for 2007 and 55.2% for 2006. Mail-order generic dispensing rates increased to 55.0% for 2008, compared to 50.0% for 2007 and 44.8% for 2006. Retail generic dispensing rates increased to 66.0% for 2008, compared to 61.7% for 2007 and 57.2% for 2006. These increases reflect the impact of the introduction of new generic products during these periods and the effect of client plan design changes promoting the use of lower-cost and more steeply discounted generics.

Service revenues increased $137.5 million in 2008 as a result of higher client and other service revenues of $111.2 million, and higher manufacturer service revenues of $26.3 million. The higher client and other service revenues primarily reflect higher revenues for clinical programs, data sales, formulary management fees, and higher claims processing administrative fees, in addition to revenue associated with Medicare Part D-related product offerings. The higher manufacturer revenues result from increased fees reflecting higher volumes and favorable manufacturer contract revisions.

Service revenues increased $23.2 million in 2007 as a result of higher client and other service revenues of $46.9 million, partially offset by lower manufacturer service revenues of $23.7 million. The higher client and other service revenues reflect higher claims processing administrative fees, as well as increased revenues for services associated with clinical programs. The lower manufacturer revenues result from lower administrative fees earned as a result of manufacturer contract revisions.

Gross Margin

Our product gross margin percentage was 6.5% for 2008 compared to 5.8% for 2007. The rate of change in cost of product net revenues was lower than the rate of change in product net revenues, reflecting the greater representation of lower-cost generic products, as well as higher mail-order volumes, favorable retail pharmacy reimbursement rates, and increased brand-name pharmaceutical rebates. These items are partially offset by steeper client price discounts associated with new clients and renewals of existing clients. Also contributing as an offset is the benefit from the short-term availability of generic Plavix® primarily in the first quarter of 2007.

Our product gross margin percentage was 5.8% for 2007 compared to 4.8% for 2006. The rate of change in cost of product net revenues was lower than the rate of change in product net revenues, reflecting the greater representation of lower-cost generic products, higher mail-order volumes, and favorable retail pharmacy reimbursement rates, as well as increased brand-name pharmaceutical rebates. Also reflected in product gross margin are costs primarily incurred in the fourth quarter of 2007 associated with implementation efforts for large new clients commencing in 2008. Also contributing is the benefit from the short-term availability of generic Plavix® primarily in the first quarter of 2007.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $4,447 million in 2008, $3,561 million in 2007 and $3,417 million in 2006, with formulary rebates representing 54.7%, 50.1% and 51.9% of total rebates, respectively, and market share rebates reflecting the remainder. The increases in rebates reflect improved formulary management and patient compliance, as well as favorable pharmaceutical manufacturer rebate contract revisions, and volume from new 2008 clients, partially offset by lower rebates as a result of brand-name drug volumes that have converted to generic drugs. We retained approximately $806 million, or 18.1%, of total rebates in 2008, $547 million, or 15.4%, in 2007, and $670 million, or 19.6%, in 2006.

Service gross margin of $460.4 million for 2008 increased $74.4 million compared to $386.0 million for 2007, reflecting the aforementioned increase in service revenues of $137.5 million, partially offset by an increase in cost of service revenues of $63.1 million. The cost of service revenues increase reflects higher labor and other costs associated with Medicare Part D and other client programs, as well as data license expenses, and higher promotional expenses for programs to encourage mail-order and generic utilization.

Service gross margin of $386.0 million for 2007 decreased $9.3 million compared to $395.3 million for 2006, reflecting increases in cost of service revenues of $32.5 million, partially offset by the aforementioned increase in service revenues of $23.2 million. The higher cost of service revenues reflected higher labor and other costs associated with client programs including Medicare Part D, as well as costs primarily incurred in the fourth quarter of 2007 associated with implementation efforts for large new clients commencing in 2008.

The following table presents additional selected comparative results of operations ($ in millions):

	December 27,	Increase		December 29,	Increase		December 30,
For Fiscal Years Ended	2008(1)	(Decrease)		2007(2)	(Decrease)		2006(3)

Gross margin(4)	$3,728.4	$783.1	26.6%	$2,945.3	$539.9	22.4%	$2,405.4
Selling, general and administrative expenses	1,425.0	310.9	27.9%	1,114.1	4.9	0.4%	1,109.2
Amortization of intangibles	285.1	57.0	25.0%	228.1	9.6	4.4%	218.5
Interest expense	233.7	99.5	74.1%	134.2	38.4	40.1%	95.8
Interest (income) and other (income) expense, net	(6.2)	28.2	(82.0)%	(34.4)	(4.5)	15.1%	(29.9)

Income before provision for income taxes	1,790.8	287.5	19.1%	1,503.3	491.5	48.6%	1,011.8
Provision for income taxes	687.9	96.6	16.3%	591.3	209.7	55.0%	381.6

Net income	$1,102.9	$190.9	20.9%	$912.0	$281.8	44.7%	$630.2

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)	Includes PolyMedica’s and Critical Care’s operating results commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent period.

(3)	Includes a first-quarter 2006 pre-tax legal settlements charge of $162.6 million recorded to SG&A, with a $99.9 million after-tax effect.

(4)	Defined as net revenues minus cost of revenues.

Selling, General and Administrative Expenses

SG&A expenses for 2008 were $1,425 million and increased from 2007 by $311 million, or 27.9%. This primarily reflects SG&A expenses of $212 million associated with PolyMedica and Critical Care, which were acquired in the fourth quarter of 2007, and Europa Apotheek, a second-quarter 2008 majority interest acquisition. In addition, when excluding these acquisitions, SG&A expenses increased by 9.2% and reflect higher employee-related costs of $82 million to support the growing client base and strategic clinical initiatives, and other net expenses of $17 million primarily associated with litigation costs.

SG&A expenses for 2007 were $1,114 million and increased from 2006 by $5 million, or 0.4%, including the aforementioned $163 million pre-tax legal settlements charge recorded in the first quarter of 2006. Excluding the pre-tax legal settlements charge, SG&A expenses for 2007 increased from 2006 by $168 million, or 17.7%, as a result of the higher employee-related costs of $97 million, PolyMedica and Critical Care SG&A expenses of $34 million, expenses associated with strategic initiatives such as Medicare Part D of $17 million, and other expense increases of $20 million primarily reflecting promotional-related costs associated with a branding campaign.

Amortization of Intangibles

Amortization of intangible assets was $285 million for 2008, $228 million for 2007, and $219 million for 2006. The increases primarily reflect the additional intangible asset amortization associated with the PolyMedica and Critical Care acquisitions, and the acquisition of a majority interest in Europa Apotheek.

Interest Expense

Interest expense increased $99.5 million for 2008, reflecting increased borrowings through the first quarter of 2008 primarily to support the PolyMedica and Critical Care acquisitions, and the acquisition of a majority interest in Europa Apotheek, partially offset by lower interest rates on the floating rate components of our outstanding debt. Interest expense increased $38.4 million for 2007, reflecting increased borrowings from our April 2007 debt refinancing to support acquisitions and our share repurchase program.

The weighted average interest rate on our indebtedness was approximately 5.1% for 2008, and 6.3% for both 2007 and 2006, and reflects variability in floating interest rates on the senior unsecured credit facilities, swap agreements and the accounts receivable financing facility.

Interest (Income) and Other (Income) Expense, Net

Interest (income) and other (income) expense, net, of ($6.2) million for 2008 decreased $28.2 million from ($34.4) million in 2007, primarily attributable to lower interest income of $19.5 million reflecting lower interest rates. Additionally, 2008 reflects a first-quarter charge of $9.8 million for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “— Liquidity and Capital Resources — Swap Agreements.”

Interest (income) and other (income) expense, net, of ($34.4) million for 2007 increased $4.5 million from ($29.9) million in 2006, driven by higher interest income reflecting higher average daily cash balances primarily generated from cash flows from operations.

Provision for Income Taxes

Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 38.4% for 2008 compared to 39.3% for 2007, reflecting a third-quarter 2008 net nonrecurring state income tax benefit of $28 million resulting primarily from statute of limitations expirations in certain states, partially offset by state tax law changes.

Our effective tax rate was 39.3% for 2007 compared with 37.7% for 2006. The 2006 effective tax rate included a 2006 net nonrecurring tax benefit of $20.0 million primarily resulting from statute of limitations expirations in several states, and the favorable resolution of income taxes payable provided for prior to the spin-off from Merck. We believe it is probable that the aforementioned pre-tax legal settlements charge of $162.6 million will be tax deductible. Accordingly, our 2006 provision for income taxes reflects an estimated tax benefit of approximately $63 million associated with the charge.

Net Income and Earnings per Share

Net income as a percentage of net revenues was 2.2% in 2008, 2.0% in 2007, and 1.5% in 2006 including a 0.2 percentage point reduction resulting from the 2006 legal settlements charge. The associated trending results from the aforementioned factors including increases reflected in gross margin.

Diluted earnings per share increased 30.7% to $2.13 for 2008, from $1.63 for 2007. Diluted earnings per share increased 56.7% to $1.63 for 2007, from $1.04 for 2006, including the legal settlements charge of $0.17 per share recorded in the first quarter of 2006. Excluding the 2006 charge, the 2007 diluted earnings per share of $1.63 increased 34.7% compared to $1.21 for 2006.

The diluted weighted average shares outstanding were 518.6 million for 2008, 560.9 million for 2007 and 603.3 million for 2006. The decreases for each year result from the repurchase of approximately 159.0 million shares of stock in connection with our share repurchase programs since inception in 2005 through the end of 2008, compared to equivalent amounts of 111.4 million and 58.1 million shares repurchased inception-to-date through the ends of 2007 and 2006, respectively. There were approximately 47.6 million shares repurchased in 2008, compared to 53.3 million in 2007 and 42.6 million in 2006. The effect of these repurchases was partially offset by the dilutive effect of stock options and restricted stock unit awards.

Segment Results of Operations

PBM Segment

The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	December 27,	Increase		December 29,	Increase		December 30,
For Fiscal Years Ended	2008(1)	(Decrease)		2007(2)	(Decrease)		2006(3)

Product net revenues	$42,678.5	$4,697.1	12.4%	$37,981.4	$1,340.1	3.7%	$36,641.3
Total service revenues	605.3	123.2	25.6%	482.1	16.2	3.5%	465.9

Total net revenues	43,283.8	4,820.3	12.5%	38,463.5	1,356.3	3.7%	37,107.2
Total cost of revenues	40,186.2	4,188.5	11.6%	35,997.7	872.0	2.5%	35,125.7

Total gross margin(4)	$3,097.6	$631.8	25.6%	$2,465.8	$484.3	24.4%	$1,981.5
Gross margin percentage	7.2%	0.8%		6.4%	1.1%		5.3%
Selling, general and administrative expenses	1,120.0	235.7	26.7%	884.3	(28.7)	(3.1)%	913.0
Amortization of intangibles	240.5	51.9	27.5%	188.6	8.7	4.8%	179.9

Operating income	$1,737.1	$344.2	24.7%	$1,392.9	$504.3	56.8%	$888.6

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)	Includes PolyMedica’s operating results commencing on the October 31, 2007 acquisition date, and for the subsequent period.

(3)	Includes a first-quarter 2006 pre-tax legal settlements charge of $162.6 million recorded to SG&A.

(4)	Defined as net revenues minus cost of revenues.

PBM total net revenues of $43,283.8 million for 2008 increased $4,820.3 million compared to the revenues of $38,463.5 million for 2007. The increase primarily reflects higher total volume driven by new business and incremental volume from PolyMedica, as well as product price inflation primarily on brand-name drugs, partially offset by a greater representation of lower cost generic drugs and higher client price discounts. PBM total net revenues of $38,463.5 million for 2007 increased $1,356.3 million compared to 2006 revenues of $37,107.2 million. The increase primarily reflects product price inflation primarily on brand-name drugs, higher total volume including new business and incremental volume from PolyMedica, partially offset by a greater representation of lower cost generic drugs and steeper client discounts including higher levels of rebate sharing with clients.

Gross margin was 7.2% of net revenues for 2008 compared to 6.4% for 2007, primarily driven by the increased generic dispensing rates, higher mail-order penetration reflecting a large mail-order-only client commencing in 2008, favorable retail pharmacy reimbursement rates, and higher rebate retention rates. These increases are partially offset by client price discounts and the Plavix® benefit primarily in the first quarter of 2007. Gross margin was 6.4% of net revenues for 2007 compared to 5.3% for 2006, primarily driven by increased generic dispensing rates and higher mail-order penetration.

SG&A expenses for 2008 were $1,120.0 million, and increased from 2007 by $235.7 million. The increase primarily reflects SG&A expenses associated with PolyMedica and Europa Apotheek, and higher employee-related costs to support the growing client base and strategic clinical initiatives, as well as litigation costs. SG&A expenses for 2007 were $884.3 million and decreased from 2006 by $28.7 million. The decrease primarily reflects the $162.6 million pre-tax legal settlements charge recorded in the first quarter of 2006, partially offset by higher employee-related costs associated with business growth across the Company and SG&A expenses associated with PolyMedica.

Amortization of intangible assets was $240.5 million for 2008, $188.6 million for 2007, and $179.9 million for 2006. The increases reflect the additional intangible asset amortization associated with the aforementioned PolyMedica acquisition and the acquisition of a majority interest in Europa Apotheek.

Operating income of $1,737.1 million for 2008 increased $344.2 million, or 24.7%, compared to 2007. Operating income of $1,392.9 million for 2007 increased $504.3 million, or 56.8%, compared to 2006, including the first-quarter 2006 pre-tax legal settlements charge. Excluding the legal settlements charge from 2006, 2007 operating income increased $341.7 million, or 32.5%. The increases in operating income resulted from the aforementioned factors including the gross margin performance.

For additional information on the PBM segment, see Note 12, “Segment Reporting,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Specialty Pharmacy Segment

The Specialty Pharmacy segment was formed at the time of the Accredo acquisition in 2005 and includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	December 27,	Increase		December 29,	Increase		December 30,
For Fiscal Years Ended	2008	(Decrease)		2007(1)	(Decrease)		2006

Product net revenues	$7,897.7	$1,917.2	32.1%	$5,980.5	$599.2	11.1%	$5,381.3
Total service revenues	76.5	14.3	23.0%	62.2	7.0	12.7%	55.2

Total net revenues	7,974.2	1,931.5	32.0%	6,042.7	606.2	11.2%	5,436.5
Total cost of revenues	7,343.4	1,780.2	32.0%	5,563.2	550.6	11.0%	5,012.6

Total gross margin(2)	$630.8	$151.3	31.6%	$479.5	$55.6	13.1%	$423.9
Gross margin percentage	7.9%	—		7.9%	0.1%		7.8%
Selling, general and administrative expenses	305.0	75.2	32.7%	229.8	33.6	17.1%	196.2
Amortization of intangibles	44.6	5.1	12.9%	39.5	0.9	2.3%	38.6

Operating income	$281.2	$71.0	33.8%	$210.2	$21.1	11.2%	$189.1

(1)	Includes Critical Care’s operating results commencing on the November 14, 2007 acquisition date, and for the subsequent period.

(2)	Defined as net revenues minus cost of revenues.

Specialty Pharmacy total net revenues of $7,974.2 million for 2008 increased $1,931.5 million compared to revenues of $6,042.7 million for 2007. The increase primarily results from higher mail-order revenues reflecting new clients, as well as incremental revenues resulting from the Critical Care acquisition. Specialty Pharmacy total net revenues of $6,042.7 million for 2007 increased $606.2 million compared to the 2006 revenues of $5,436.5 million. The increase primarily results from higher mail-order revenues, the revenue from the Critical Care acquisition, and increased sales of higher margin products, including intravenous immuno-globulin and pulmonary arterial hypertension products.

Gross margin was 7.9% of net revenues for 2008, consistent with 2007, primarily reflecting higher margins associated with the Critical Care product line, offset by lower margins associated with new client mix. Gross margin was 7.9% of net revenues for 2007, compared to 7.8% for 2006, primarily reflecting increased volumes of the aforementioned higher margin product lines.

SG&A expenses for 2008 were $305.0 million, and increased from 2007 by $75.2 million. This increase primarily reflects SG&A expenses associated with Critical Care, as well as higher employee-related costs. SG&A expenses for 2007 were $229.8 million, and increased from 2006 by $33.6 million. This increase primarily reflects higher employee-related costs and the aforementioned SG&A expenses associated with Critical Care.

Amortization of intangible assets was $44.6 million for 2008, $39.5 million for 2007, and $38.6 million for 2006. The increases primarily reflect the additional intangible asset amortization associated with the Critical Care acquisition.

Operating income of $281.2 million for 2008 increased $71.0 million, or 33.8%, compared to operating income of $210.2 million for 2007. Operating income of $210.2 million for 2007 increased $21.1 million, or 11.2%, compared to the 2006 operating income of $189.1 million. The increases in operating income resulted from the aforementioned factors.

See Note 12, “Segment Reporting,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

Cash Flows

The following table presents selected data from our consolidated statements of cash flows ($ in millions):

	December 27,		December 29,		December 30,
For Fiscal Years Ended	2008(1)	Variance	2007(2)	Variance	2006

Net cash provided by operating activities	$1,635.1	$268.1	$1,367.0	$126.0	$1,241.0
Net cash used by investing activities	(416.2)	1,297.6	(1,713.8)	(1,558.3)	(155.5)
Net cash provided by (used by) financing activities	(1,054.6)	(1,357.0)	302.4	1,457.6	(1,155.2)

Net increase (decrease) in cash and cash equivalents	164.3	208.7	(44.4)	25.3	(69.7)
Cash and cash equivalents at beginning of year	774.1	(44.4)	818.5	(69.7)	888.2

Cash and cash equivalents at end of year	$938.4	$164.3	$774.1	$(44.4)	$818.5

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)	Includes PolyMedica’s and Critical Care’s operating results commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent period.

Operating Activities.  Net cash provided by operating activities of $1,635 million for 2008 reflects net income of $1,103 million, with non-cash adjustments for depreciation and amortization of $443 million and stock-based compensation of $132 million. Additionally, there were net cash inflows of $567 million for client rebates and guarantees payable reflecting increased client rebate pass-back liabilities associated with business growth and net cash inflows of $93 million from a decrease in inventories, net, reflecting initiatives to improve inventory turns. These increases were partially offset by net cash outflows of $419 million and $341 million associated with increases in client accounts receivable, net, and manufacturer accounts receivable, net, respectively, reflecting increased prescription volume associated with business growth. The $268 million increase in net cash provided by operating activities in 2008 compared to 2007 is primarily due to increased net income of $191 million. Also contributing to the increase in net cash provided by operating activities in 2008 are increases in cash inflows of $57 million from an increase in amortization of intangibles, and a net increase in cash inflows of $23 million from higher stock-based compensation on employee stock plans and related tax benefits.

Net cash provided by operating activities of $1,367 million for 2007 reflects net income of $912 million, with non-cash adjustments for depreciation and amortization of $397 million. Additionally, there were net cash inflows of $206 million for client rebates and guarantees payable resulting from an increase in the liability to clients for rebates and guarantees payable, and cash inflows from client accounts receivable, net, of $65 million primarily due to the timing of our billing cycles. These cash inflows were partially offset by cash outflows of $218 million from an increase in inventories, net, due to business growth and the timing of brand-name pharmaceutical purchases, as well as cash outflows of $119 million resulting from a decrease in claims and other accounts payable due to lower retail pharmacy volumes and the timing of payment cycles.

The $126 million increase in net cash provided by operating activities in 2007 compared to 2006 is primarily due to increased net income of $282 million, partially offset by a decrease of $73 million from accrued expenses and other current and noncurrent liabilities, resulting from the timing of income tax payments.

Investing Activities.  The net cash used by investing activities of $416 million for 2008 is primarily attributable to capital expenditures of $287 million associated with capitalized software development in connection with client-related programs and our Medicare Part D PDP product offerings, technology and pharmacy operations hardware investments, including those associated with the construction of our third automated dispensing pharmacy in Whitestown, Indiana, which is expected to be operational by late 2009. Additionally, net cash used by investing activities includes cash paid of $127 million, net of cash acquired, to acquire a majority interest in Europa Apotheek. The $1,298 million decrease in net cash used by investing activities in 2008 compared to 2007 is primarily due to our acquisitions of PolyMedica and Critical Care in 2007.

The net cash used by investing activities of $1,714 million in 2007 is primarily attributable to $1,313 million paid, net of cash acquired for the PolyMedica acquisition in October 2007, $218 million paid, net of cash acquired, for the Critical Care acquisition in November 2007, and capital expenditures of $178 million. The increase in net cash used by investing activities in 2007 compared to 2006 of $1,558 million is primarily due to these acquisitions.

Purchases and proceeds from securities and other investments, which relate to investment activities of our insurance companies, are balanced in all years presented.

Financing Activities.  The net cash used by financing activities of $1,055 million for 2008 primarily results from $2,186 million in share repurchases, $2,210 million of repayments under our revolving credit facility, partially offset by proceeds from long-term debt of $3,296 million. Proceeds from long-term debt of $3,296 million for 2008 include proceeds of $1,486 million from our underwritten public offering of senior notes discussed below and proceeds from our revolving credit facility of $1,810 million. Net cash used by financing activities also includes a $45 million settlement of a cash flow hedge that we entered into in December 2007 described under “— Swap Agreements” below, as well as proceeds from employee stock plans of $61 million and $42 million of excess tax benefits from stock-based compensation arrangements.

The increase in net cash used by financing activities of $1,357 million in 2008 compared to 2007 primarily results from higher repayments on debt of $1,522 million, an increase in share repurchases of $226 million, a decrease in proceeds from employee stock plans of $148 million, and the $45 million settlement of the cash flow hedge, partially offset by higher net proceeds from debt of $621 million.

On March 18, 2008, we completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. We pay interest on both series of senior notes semi-annually on March 15 and September 15 of each year, and made our first payments on September 15, 2008. We used the net proceeds from the sale of these senior notes to repay borrowings under our revolving credit facility used to fund acquisitions in 2007, which are described in Note 3, “Acquisitions of Businesses,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The net cash provided by financing activities of $302 million in 2007 primarily results from proceeds from long-term debt of $2.4 billion as a result of our refinancing, including draw-downs under our revolving credit facility, proceeds under the accounts receivable financing facility of $275 million, proceeds from employee stock plans of $208 million, and $70 million of excess tax benefits from stock-based compensation arrangements, partially offset by $1,961 million in treasury stock repurchases, and, in connection with our refinancing, repayments on pre-existing long-term debt of $688 million, including pre-acquisition debt from PolyMedica. The increase in net cash provided by financing activities of $1,458 million in 2007 compared to 2006 is primarily due to an increase in proceeds from debt of $2,525 million, as well as an increase in proceeds from employee stock plans of $47 million and an increase in excess tax benefits from stock-based compensation arrangements of $37 million. These increases were partially offset by an increase in share repurchases of $812 million, and an increase in repayments on debt of $338 million.

Total cash and short-term investments as of December 27, 2008 were $1,002 million, including $938 million in cash and cash equivalents. Total cash and short-term investments as of December 29, 2007 were $844 million, including $774 million in cash and cash equivalents. The increase of $158 million in cash and short-term investments in 2008 primarily reflects the aforementioned components impacting increased cash flows from operations, proceeds from debt, partially offset by the use of cash associated with share repurchase activity and net repayments under our revolving credit facilities.

Looking Forward

We believe that our current liquidity and prospects for increasing our cash flows from operations by improved working capital management assist in limiting the effects on our business from the weak capital and credit markets. At the end of fiscal year 2008, we had additional committed borrowing capacity under our revolving credit facility of approximately $1 billion and have no required long-term debt payments until 2012. Additionally, we have a 364-day accounts receivable financing facility, which is renewable annually in July at the option of both Medco and the banks. We currently do not expect to increase our total outstanding debt. If our accounts receivable financing facility is not renewed, we have adequate capacity under our revolving credit facility. In 2009, we anticipate improved cash flow from operations resulting from the optimization of invested capital including enhanced inventory and receivables management.

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

The rate of increase for our profitability is affected by the representation of lower-cost generic drugs in our product mix. This is primarily impacted by brand-name drugs that lose patent protection. It is anticipated that in 2009 there will be lower drug spend associated with brand-name drugs that lose patent protection, after factoring in the timing within the year of the drugs losing patent protection, as well as the penetration of these drugs within Medco’s book of business. This will result in a lower rate of increase for our profitability in 2009.

We anticipate that our 2009 capital expenditures, for items such as capitalized software development for strategic initiatives, infrastructure enhancements, and the completion of our third automated dispensing pharmacy in Whitestown, Indiana, will be approximately $225 million. We expect that capital expenditures will be funded by our cash flows from operations.

We have clients in various industries, including the automobile manufacturer industry and the financial industry. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any deterioration in our client or manufacturer accounts receivables.

We believe the oversight of the investments held under our pension plans is rigorous and the investment strategies are prudent. Reductions in pension plan assets from investment losses in 2008, and increased benefit obligations related to increased plan participants, contributed to the increase in the pension plans’ unfunded status from $9.0 million to $73.7 million and a decrease of $39.3 million, net of tax, reflected in comprehensive income in stockholders’ equity. This increase in unfunded status did not have an impact on the consolidated statement of income for 2008. Net actuarial gains and losses, in excess of certain thresholds, are amortized into the consolidated statement of income over the 12-year average remaining service life of participants. We estimate the 2009 net periodic benefit cost for our pension plans to be included in our consolidated statement of income will be approximately $31 million.

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

During 2008, our net borrowings under the revolving credit facility decreased by approximately $400 million, consisting of repayments of $2.2 billion and draw-downs of $1.8 billion. As a result of this activity, the revolving credit facility’s outstanding balance decreased from $1.4 billion at fiscal year-end 2007 to $1.0 billion as of December 27, 2008. As of December 27, 2008, we had $987 million available for borrowing under our revolving credit facility, after giving effect to $13 million in issued letters of credit, an increase from the $587 million available for borrowing as of December 29, 2007, after giving effect to $13 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.

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

2007 Refinancing

In connection with a refinancing in April 2007, our pre-existing senior unsecured credit facilities were extinguished and our indebtedness outstanding pursuant to such facilities was paid in full. The pre-existing facilities consisted of a $750 million senior unsecured term loan under which we had quarterly installments, and a $750 million senior unsecured revolving credit facility. The pre-existing credit facilities incurred interest at LIBOR plus a 0.5 percent margin, with a 12.5 basis point commitment fee due on the unused revolving credit facility.

Accounts Receivable Financing Facility

Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. At December 27, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating. The weighted average annual interest rate on amounts borrowed under the facility as of December 27, 2008 and December 29, 2007 was 3.10% and 5.49%, respectively. This facility is renewable annually in July at the option of both Medco and the banks. If our accounts receivable financing facility is not renewed, we have adequate capacity under our revolving credit facility.

Interest Rates

The weighted average annual interest rate on our indebtedness was approximately 5.1% for 2008 and 6.3% for both 2007 and 2006 and reflects variability in floating interest rates on the senior unsecured credit facilities, swap agreements and the accounts receivable financing facility. Several factors could change the weighted average annual interest rate, including but not limited to a change in our debt ratings, reference rates used under our bank credit facility, swap agreements and the mix of our debt, including the effect of our March 2008 issuance of senior notes.

Swap Agreements

On December 12, 2007, we entered into forward-starting interest rate swap agreements in contemplation of the issuance of long-term fixed-rate financing. We entered into these cash flow hedges to manage our exposure to changes in benchmark interest rates and to mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term financing. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate, both with a settlement date of March 31, 2008. At the time of purchase, the cash flow hedges were anticipated to be effective in offsetting the changes in the expected future interest rate payments on the proposed debt offering attributable to fluctuations in the treasury benchmark interest rate. As of December 29, 2007, we included in accumulated other comprehensive income an unamortized swap loss of $7.9 million ($4.8 million, net of tax).

In connection with the issuance of the 5-year senior notes and 10-year senior notes described above, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for $45.4 million and included the ineffective portion that was recorded as an increase of $9.8 million to interest (income) and other (income) expense, net, for the year ended December 27, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive income as of December 27, 2008 was $20.0, net of tax.

In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. We entered into these swap agreements as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

Covenants

All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at December 27, 2008 and December 29, 2007.

Debt Ratings

Medco’s debt ratings, all of which represent investment grade, are as follows as of the filing date of this Annual Report on Form 10-K: Moody’s Investors Service, Baa3; Standard & Poor’s, BBB; Fitch Ratings, BBB.

EBITDA

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of reported net income, are significant components of the consolidated statements of income and must be considered in performing a comprehensive assessment of overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the 2006 EBITDA excluding the legal settlements charge recorded in the first quarter, as the charge is not considered an indicator of ongoing company performance.

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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	December 27,		December 29,	December 30,
For Fiscal Years Ended	2008(1)		2007(2)	2006

Net income	$1,102.9		$912.0	$630.2
Add:
Interest expense	233.7		134.2	95.8
Interest (income) and other (income) expense, net	(6.2	)(3)	(34.4)	(29.9)
Provision for income taxes	687.9	(4)	591.3	381.6	(4)
Depreciation expense	157.7		168.9	173.6
Amortization expense	285.1		228.1	218.5

EBITDA	$2,461.1		$2,000.1	$1,469.8
Adjustment for the 2006 legal settlements charge	—		—	162.6	(5)

EBITDA, excluding the 2006 legal settlements charge	$2,461.1		$2,000.1	$1,632.4

Adjusted prescriptions(6)	795.9		748.3	729.9

EBITDA per adjusted prescription	$3.09		$2.67	$2.01

EBITDA per adjusted prescription, excluding the 2006 legal settlements charge	$3.09		$2.67	$2.24

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)	Includes PolyMedica’s and Critical Care’s operating results commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent period.

(3)	Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes. See Note 7,“Debt,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(4)	2008 and 2006 include nonrecurring tax benefits of $28 million and $20 million, respectively. See Note 9, “Taxes on Income,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(5)	Represents a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006.

(6)	Adjusted prescription volume equals the majority of mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

For 2008 compared to 2007, EBITDA increased by 23.0%, compared to increases in EBITDA per adjusted prescription of 15.7% and net income of 20.9%. The higher rate of increase for EBITDA compared with net income primarily reflects the aforementioned higher levels of interest expense and intangible asset amortization expense. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects the new client volumes and the aforementioned Plavix® benefit primarily in the first quarter of 2007.

For 2007 compared to 2006, excluding the first-quarter 2006 legal settlements charge, EBITDA increased by 22.5%, compared to the net income increase of 24.9% and the lower rate of increase reflects the lower rate of increase associated with intangible asset amortization expense. EBITDA per adjusted prescription increased 19.2% and the lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects new and renewed client volumes.

Commitments and Contractual Obligations

The following table presents our commitments and contractual obligations as of December 27, 2008, as well as our long-term debt obligations ($ in millions):

Payments Due By Period

	Total	2009	2010-2011	2012-2013	Thereafter

Long-term debt obligations(1)	$4,000.0	$—	$—	$2,800.0	$1,200.0
Interest payments on long-term debt obligations(2)	1,097.4	159.7	319.3	258.6	359.8
Operating lease obligations(3)	153.2	45.8	79.7	20.2	7.5
Purchase commitments(4)	173.4	82.3	91.1	—	—
Other(5)	25.1	—	—	25.1	—

Total	$5,449.1	$287.8	$490.1	$3,103.9	$1,567.3

(1)	Long-term debt obligations exclude $15.5 million in total unamortized discounts on our 7.25%, 6.125% and 7.125% senior notes and the fair value of interest rate swap agreements of $18.4 million on $200 million of the 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the LIBOR at December 27, 2008. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)	Represents purchase commitments entered into by PolyMedica for diabetes supplies of $93.5 million through 2010, of which $46.4 million is committed for 2009 and technology-related agreements entered into by Medco of $60.7 million through 2011, of which $16.7 million is committed for 2009. It also includes contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with Accredo’s Specialty Pharmacy business, consisting of a firm commitment for the first quarter of 2009 of $11.9 million, with an additional variable commitment through mid-2011 based on patient usage, and a firm commitment for 2009 of $7.3 million, with an additional commitment through 2011 with a variable price component.

(5)	As part of the acquisition of a majority interest in Europa Apotheek, we have a purchase obligation of $25.1 million anticipated to be settled in 2012, which is included in other noncurrent liabilities in the consolidated balance sheet as of December 27, 2008.

We have a remaining minimum pension funding requirement of $4.4 million under the Internal Revenue Code (“IRC”) during 2009 for our 2008 plan year.

We also have outstanding debt associated with our 364-day renewable accounts receivable financing facility amounting to $600 million at December 27, 2008. This is classified as short-term debt on our consolidated balance sheets.

As of December 27, 2008, we had letters of credit outstanding of approximately $14.0 million, of which approximately $13.0 million were issued under our senior unsecured revolving credit facility as collateral for the deductible portion of our general liability and workers’ compensation coverage.

As of December 27, 2008, we have total gross liabilities for income tax contingencies of $78.3 million on our consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2013. In addition, approximately 37% of the income tax contingencies are scheduled to settle over the next twelve months.

For additional information regarding operating lease obligations, long-term debt, pension and other postretirement obligations, and information on deferred income taxes, see Notes 5, 7, 8 and 9, respectively, to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “— Commitments and Contractual Obligations” above.

Interest Rate and Foreign Exchange Risk

We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of December 27, 2008, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $7.0 million in annual interest expense. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business primarily within the United States and execute the vast majority of our transactions in U.S. dollars. However, as a result of our recent acquisition of a majority interest in Europa Apotheek, which is based in the Netherlands, we are subject to foreign translation risk as Europa Apotheek’s functional currency is the Euro. This foreign translation risk is not expected to have a material impact on our consolidated financial statements.

Share Repurchase Program

Our $5.5 billion share repurchase plan (the “2005 Plan”), which was approved in August 2005, originally authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006, and was increased by $3 billion in February 2007. In October 2008, we completed the 2005 Plan by repurchasing approximately 0.6 million shares at a cost of $29.7 million. During fiscal year 2008, we repurchased under the 2005 Plan approximately 42.4 million shares at a cost of approximately $1.98 billion. From the inception of the 2005 Plan through completion, we repurchased 153.8 million shares at an average per-share price of $35.75.

In October 2008, our Board of Directors approved a new share repurchase program, authorizing the purchase of up to $3 billion of our common stock in the open market over a two-year period commencing November 10, 2008 (the “2008 Plan”). It is currently expected that share repurchases will be funded by the Company’s free cash flow (cash flow from operations less capital expenditures). Fourth-quarter 2008 repurchases under this new authorization totaled approximately 5.2 million shares at a cost of $200 million and at an average per-share price of $38.82. Our Board of Directors periodically reviews the program and approves the associated trading parameters.

The share and per share amounts have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Also see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” for more information.

Use of Estimates and Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements requires companies to include certain amounts that are based on management’s best estimates and judgments. In preparing the consolidated financial statements, management reviewed its accounting policies and believes that these accounting policies are appropriate for a fair presentation of our financial position, results of operations and of cash flows. Several of these accounting policies contain estimates, the most significant of which are discussed below. Actual results may differ from those estimates, and it is possible that future results of operations for any particular period could be materially affected by the ultimate actual results. We discuss the impact and any associated risks related to these policies on our business operations throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Critical Accounting Policies and Estimates

We describe below what we believe to be our critical accounting policies and estimates. (See also Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)

Revenue Recognition.  Our product net revenues are derived principally from sales of prescription drugs to our clients and members, either through our networks of contractually affiliated retail pharmacies or through our mail-order pharmacies. Product net revenues also include revenues from the sale of diabetes supplies by PolyMedica. Our Specialty Pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients.

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

Our product net revenues also include premiums associated with our Medicare Part D PDP risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Our two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide three Medicare drug benefit plan options for beneficiaries, including (i) a “standard Part D” benefit plan as mandated by statute, and (ii) two benefit plans with enhanced coverage, that exceed the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the CMS Medicare Part D prescription drug benefit.

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to product net revenues with a corresponding account receivable or payable to CMS reflected on the consolidated balance sheets.

In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of EITF 99-19 are met. For further details, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Premium revenues for our PDP products, which exclude member cost share, were $317 million, or less than 1% of total net revenues, in 2008, $255 million, or less than 1% of total net revenues, in 2007, and $465 million, or approximately 1% of total net revenues, in 2006.

Our agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require us to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to “any willing pharmacy;” (vii) provide emergency out-of-network coverage; and (viii) adopt a comprehensive Medicare and Fraud, Waste and Abuse compliance program. As a CMS-approved PDP, our policies and practices associated with executing the program are subject to audit, and if material contractual or regulatory non-compliance was to be identified, applicable sanctions and/or monetary penalties, including suspension of enrollment and marketing, may be imposed. Additionally, each calendar year, payment will vary based on the annual benchmark that applies as a result of Medicare Part D plan bids for the applicable year, as well as for changes in the CMS methodology for calculating risk adjustment factors.

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

Allowance for Doubtful Accounts.  We estimate the allowance for doubtful accounts for our PBM and Specialty Pharmacy segments based upon a variety of factors, including the age of the outstanding receivables, trends of cash collections and bad debt write-offs, recent economic factors, and our historical experience of collecting the patient co-payments and deductibles. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted. The allowance associated with the majority of our PBM segment has historically been negligible because of the contractual obligation for clients to pay outstanding accounts receivable in short duration. The allowance for our PBM segment also reflects amounts associated with member premiums for our Medicare Part D product offerings and amounts related to PolyMedica for diabetes supplies, which are primarily reimbursed by insurance companies and government agencies. In addition, our allowance for doubtful accounts reflects amounts associated with member premiums for our Medicare Part D product offerings.

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

Income Taxes.  We account for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. On December 31, 2006, the first day of our 2007 fiscal year, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Goodwill and Intangible Assets.  Goodwill primarily represents, for our PBM segment, the push-down of the excess of acquisition costs over the fair value of our net assets from our acquisition by Merck in 1993, and, to a significantly lesser extent, our acquisition of a majority interest in Europa Apotheek in 2008, and our acquisitions of PolyMedica in 2007 and ProVantage Health Services, Inc. (“ProVantage”) in 2000. Goodwill also includes, for our Specialty Pharmacy segment, a portion of the excess of the purchase price we paid to acquire Accredo over the fair value of tangible net assets acquired, as well as, to a significantly lesser extent, our acquisition of Critical Care in 2007, and the acquisition of the selected assets of Pediatric Services of America, Inc. in 2005. Goodwill is assessed for impairment annually for each of our segment’s reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to the reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. We would be required to record an impairment charge to the extent recorded goodwill exceeds the fair value amount of goodwill resulting from this allocation. The most recent assessment for impairment of goodwill for each of the designated reporting units was performed as of September 27, 2008, and the goodwill was determined not to be impaired, and there have been no significant subsequent changes in events or circumstances.

Our intangible assets for our PBM segment primarily represent the value of Medco’s client relationships that was recorded upon our acquisition in 1993 by Merck, and to a lesser extent, intangible assets recorded upon our acquisition of PolyMedica in 2007. For our Specialty Pharmacy segment, we have intangible assets recorded primarily from our acquisition of Accredo in 2005. Our intangible assets are reviewed for impairment whenever events, such as losses of significant clients or biopharmaceutical manufacturer contracts, or when other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, we compare the carrying amount of the assets to the undiscounted pre-tax expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates that impairment exists, the amount of the impairment would be calculated using discounted expected future cash flows.

The Liberty trade name intangible asset was assigned an indefinite life at the time of our acquisition of PolyMedica in 2007. Subsequently in 2008, management determined that the Liberty trade name intangible asset is no longer indefinite-lived and assigned a 35-year useful life. This change in estimate resulted in $2.8 million ($1.7 million net of tax) of additional intangible asset amortization recorded in the fourth quarter of 2008.

As of December 27, 2008, the aggregate weighted average useful life of intangible assets subject to amortization is 23 years in total and by major asset class are approximately 23 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets.

Amortization of intangible assets of $285.1 million for 2008 increased by $57 million compared to 2007 primarily as a result of the PolyMedica and Critical Care acquisitions and the acquisition of a majority interest in Europa Apotheek. The annual intangible asset amortization expense for intangible assets existing as of December 27, 2008 is estimated to be $281.5 million in 2009, a slight decrease from $285.1 million in 2008.

Pension and Other Postretirement Benefit Plans.  The determination of our obligation and expense for pension and other postretirement benefits is based on management’s assumptions, which are developed with the assistance of actuaries, including an appropriate discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and health care costs.

We reassess our benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is determined annually and is evaluated and modified to reflect at the end of our fiscal year the prevailing market rate of a portfolio of high-quality corporate bond investments that would provide the future cash flows needed to settle benefit obligations as they come due. At December 27, 2008, we held the discount rate constant at 6.0% for our pension and other postretirement benefit plans.

The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, we consider long-term compounded annualized returns of historical market data, as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. As a result of this analysis, for 2009, the expected rate of return assumption will remain at 8.25% for our pension plan.

Actuarial assumptions are based on management’s best estimates and judgment. A reasonably possible increase of 50 basis points in the assumed discount rate, with other assumptions held constant, would have decreased net pension and postretirement benefit cost by an estimated $0.8 million, and would have decreased the year-end benefit obligations by approximately $8.0 million. A reasonably possible decrease of 50 basis points in the assumed discount rate, with other assumptions held constant, would have increased net pension and postretirement benefit cost by an estimated $1.5 million, and would have increased the year-end benefit obligations by approximately $9.5 million. A reasonably possible increase of 50 basis points in the expected rate of return assumption, with other assumptions held constant, would have decreased net pension cost by an estimated $0.8 million. A reasonably possible decrease of 50 basis points in the expected rate of return assumption, with other assumptions held constant, would have increased net pension cost by an estimated $0.8 million.

We amended the cash balance retirement plan to reflect a change from graduated seven-year vesting to three-year cliff vesting, as mandated by the Pension Protection Act of 2006, the effect of which is reflected in the benefit obligation as of December 27, 2008 and December 29, 2007. In addition, Accredo employees are eligible to participate in the cash balance retirement plan effective January 1, 2008, the effect of which is reflected in the benefit obligation as of December 27, 2008. We amended the postretirement health care benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of prior service credit component of the net postretirement benefit (credit) cost.

On December 30, 2006, the last day of fiscal year 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet on a prospective basis and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. SFAS 158 is applicable to our pension and postretirement health care benefit plans and resulted in the recording of a noncurrent liability of $6.5 million for the pension plan and a reduction in the noncurrent liability for the postretirement health care benefits plan of $36.0 million. See

Note 8, “Pension and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

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

Stock-Based Compensation.  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors, including employee stock options and employee stock purchase plans. The Securities and Exchange Commission also issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the requisite service period. As stock-based compensation expense recognized in our consolidated statements of income for fiscal years 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In addition, SFAS 123R requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $41.8 million, $69.9 million and $33.1 million for fiscal years 2008, 2007 and 2006, respectively, be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. In accordance with SAB 107, we classify stock-based compensation within cost of product net revenues and SG&A expenses to correspond with the financial statement components in which cash compensation paid to employees and directors is recorded.

In conjunction with the adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” to the straight-line single option method. See Note 2, “Summary of Significant Accounting Policies — Stock-Based Compensation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Recently Adopted Financial Accounting Standards.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements. SFAS 157 establishes a common definition for fair value to be applied with existing U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. We adopted SFAS 157 on December 30, 2007, except with respect to those nonrecurring measurements for nonfinancial assets and nonfinancial liabilities subject to the partial deferral in FASB Staff Position (“FSP”) FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”), as noted below. The adoption of SFAS 157 did not have an impact on our financial position or operating results.

FSP FAS 157-2 deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 in 2009 is not expected to have an impact on our consolidated statements of financial position or results of operations but may result in additional fair value disclosures related to nonfinancial assets and nonfinancial liabilities.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarified the determination of the fair value of a financial asset when the market for that asset is not active. Effective upon issuance, our adoption of FSP FAS 157-3 did not have an impact on our financial position or operating results.

Fair Value Hierarchy.  SFAS 157 defines the inputs used to measure fair value into the following hierarchy:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs reflecting the reporting entity’s own assumptions.

We utilize the best available information in measuring fair value. The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of December 27, 2008 ($ in millions):

Medco Fair Value Measurements at Reporting Date

	December 27,
Description	2008	Level 1	Level 2	Level 3

Money market mutual funds	$906.0(1)	$906.0	$—	$—
Fair value of interest rate swap agreements	18.4(2)	—	18.4	—
Available-for-sale investments	1.9(3)	1.9	—	—

(1)	Reported in cash and cash equivalents on the consolidated balance sheet.

(2)	Reported in other noncurrent assets on the consolidated balance sheet.

(3)	Reported in short-term investments on the consolidated balance sheet.

Our money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the consolidated balance sheets at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians. Available-for-sale investments classified as Level 1 are measured using quoted market prices for identical assets. Our interest rate swap agreements are valued using observable market inputs, and therefore are classified within Level 2. Historically, there have not been significant fluctuations in the fair value of the financial assets.

Recent Accounting Pronouncements.  In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. We do not expect the adoption of FSP FAS 132(R)-1 to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosure. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our only derivatives are interest rate swap agreements on $200 million of the $500 million of 7.25% senior notes. Our adoption of SFAS 161 in 2009 is not expected to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We currently do not expect the adoption of SFAS 141(R) to have a material impact on our consolidated financial statements.

SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Our adoption of SFAS 160 in 2009 is not expected to have a material impact on our consolidated financial statements.

CONDENSED INTERIM FINANCIAL DATA (UNAUDITED)
(In millions, except for per share amounts)

2008	4th Quarter	3rd Quarter	2nd Quarter(1)	1st Quarter

Product net revenues(2)	$12,771.9	$12,390.3	$12,607.1	$12,806.9
Service revenues	189.4	168.8	167.5	156.0

Total net revenues(2)	12,961.3	12,559.1	12,774.6	12,962.9

Cost of operations:
Cost of product net revenues(2)	11,916.5	11,580.7	11,794.0	12,016.8
Cost of service revenues	74.7	53.6	47.1	45.9

Total cost of revenues(2)	11,991.2	11,634.3	11,841.1	12,062.7
Selling, general and administrative expenses	381.0	347.2	368.4	328.4
Amortization of intangibles	73.9	71.1	70.6	69.5
Interest expense	60.0	61.5	61.6	50.6
Interest (income) and other (income) expense, net	(2.4)	(3.3)	(4.1)	3.7

Total costs and expenses	12,503.7	12,110.8	12,337.6	12,514.9

Income before provision for income taxes	457.6	448.3	437.0	448.0
Provision for income taxes	183.2	152.6	174.3	177.8

Net income	$274.4	$295.7	$262.7	$270.2

Basic earnings per share(3):
Weighted average shares outstanding	496.3	503.3	507.7	526.9
Earnings per share	$0.55	$0.59	$0.52	$0.51
Diluted earnings per share(3):
Weighted average shares outstanding	505.3	513.4	517.6	537.8
Earnings per share	$0.54	$0.58	$0.51	$0.50

2007	4th Quarter(4)	3rd Quarter	2nd Quarter	1st Quarter

Product net revenues(5)	$11,240.2	$10,783.1	$10,912.3	$11,026.3
Service revenues	138.2	135.5	137.3	133.3

Total net revenues(5)	11,378.4	10,918.6	11,049.6	11,159.6

Cost of operations:
Cost of product net revenues(5)	10,557.5	10,183.3	10,311.9	10,349.9
Cost of service revenues	54.7	34.5	33.1	36.0

Total cost of revenues(5)	10,612.2	10,217.8	10,345.0	10,385.9
Selling, general and administrative expenses	328.6	263.2	274.0	248.4
Amortization of intangibles	64.2	54.6	54.6	54.6
Interest expense	45.5	34.6	31.3	22.8
Interest (income) and other (income) expense, net	(8.1)	(9.1)	(9.4)	(7.9)

Total cost of operations	11,042.4	10,561.1	10,695.5	10,703.8

Income before provision for income taxes	336.0	357.5	354.1	455.8
Provision for income taxes	128.4	142.8	139.2	181.0

Net income	$207.6	$214.7	$214.9	$274.8

Basic earnings per share(3):
Weighted average shares outstanding	535.2	537.9	554.4	573.5
Earnings per share	$0.39	$0.40	$0.39	$0.48
Diluted earnings per share(3):
Weighted average shares outstanding	546.3	547.9	564.2	582.3
Earnings per share	$0.38	$0.39	$0.38	$0.47

(1)	The second quarter of 2008, and all subsequent periods, includes the operating results of majority-owned Europa Apotheek commencing on the April 28, 2008 acquisition date.

(2)	Includes retail co-payments of $1,836 million for the fourth quarter, $1,828 million for the third quarter, $1,900 million for the second quarter and $2,102 million for the first quarter of 2008.

(3)	Common share and per share amounts have been retrospectively adjusted for the two-for-one stock split, which became effective on January 24, 2008. See Note 1, “Background and Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(4)	The fourth quarter of 2007, and all subsequent periods, includes the operating results of PolyMedica and Critical Care commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively.

(5)	Includes retail co-payments of $1,849 million for the fourth quarter, $1,831 million for the third quarter, $1,887 million for the second quarter and $1,986 million for the first quarter of 2007.

The third quarter of 2008 includes a net nonrecurring state income tax benefit of $28 million resulting primarily from statute of limitations expirations in certain states, partially offset by state tax law changes. Additionally, 2008 reflects a first-quarter charge of $9.8 million for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes.

The fourth quarter of 2007 includes costs associated with implementation efforts for large new clients commencing in 2008. Additionally, 2007 reflected a benefit from the short-term availability of generic Plavix® primarily in the first quarter.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

A description of quantitative and qualitative disclosures about market risk is contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate and Foreign Exchange Risk.”

Item 8.	Financial Statements and Supplementary Data.

*	Selected quarterly financial data for the fiscal years ended December 27, 2008 and December 29, 2007 is included herein under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Condensed Interim Financial Data (Unaudited).”

See Item 9A, “Controls and Procedures,” for Management’s Report on Internal Control over Financial Reporting.

See Item 15, “Exhibits, Financial Statement Schedules,” for financial statement Schedule II, Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medco Health Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Medco Health Solutions, Inc. and its subsidiaries (the “Company”) at December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, NJ
February 24, 2009

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	December 27,	December 29,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$938.4	$774.1
Short-term investments	64.0	70.3
Manufacturer accounts receivable, net	1,858.9	1,516.2
Client accounts receivable, net	1,680.5	1,340.3
Income taxes receivable	213.4	216.0
Inventories, net	1,856.5	1,946.0
Prepaid expenses and other current assets	326.6	285.4
Deferred tax assets	159.2	154.4

Total current assets	7,097.5	6,302.7
Property and equipment, net	854.1	725.5
Goodwill	6,331.4	6,230.2
Intangible assets, net	2,666.4	2,905.0
Other noncurrent assets	61.5	54.5

Total assets	$17,010.9	$16,217.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,878.9	$2,812.9
Client rebates and guarantees payable	1,658.7	1,092.2
Accrued expenses and other current liabilities	660.4	624.1
Short-term debt	600.0	600.0

Total current liabilities	5,798.0	5,129.2
Long-term debt, net	4,002.9	2,894.4
Deferred tax liabilities	1,065.3	1,167.0
Other noncurrent liabilities	186.8	152.0

Total liabilities	11,053.0	9,342.6

Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 — authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01 — authorized: 2,000,000,000 shares at December 27, 2008 and 1,000,000,000 shares at December 29, 2007; issued: 652,386,763 shares at December 27, 2008 and 647,384,634 shares at December 29, 2007(1)	6.5	6.4
Accumulated other comprehensive income (loss)	(63.8)	6.4
Additional paid-in capital(1)	7,788.9	7,553.0
Retained earnings	3,929.3	2,826.4

	11,660.9	10,392.2
Treasury stock, at cost: 159,061,394 shares at December 27, 2008 and 111,445,348 shares at December 27, 2007(1)	(5,703.0)	(3,516.9)

Total stockholders’ equity	5,957.9	6,875.3

Total liabilities and stockholders’ equity	$17,010.9	$16,217.9

(1)	Balances and share amounts have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except for per share data)

	December 27,	December 29,	December 30,
For Fiscal Years Ended	2008	2007	2006

Product net revenues (Includes retail co-payments of $7,666 for 2008, $7,553 for 2007, and $7,394 for 2006)	$50,576.2	$43,961.9	$42,022.6
Service revenues	681.8	544.3	521.1

Total net revenues	51,258.0	44,506.2	42,543.7

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $7,666 for 2008, $7,553 for 2007, and $7,394 for 2006)	47,308.2	41,402.6	40,012.5
Cost of service revenues	221.4	158.3	125.8

Total cost of revenues	47,529.6	41,560.9	40,138.3
Selling, general and administrative expenses	1,425.0	1,114.1	1,109.2
Amortization of intangibles	285.1	228.1	218.5
Interest expense	233.7	134.2	95.8
Interest (income) and other (income) expense, net	(6.2)	(34.4)	(29.9)

Total costs and expenses	49,467.2	43,002.9	41,531.9

Income before provision for income taxes	1,790.8	1,503.3	1,011.8
Provision for income taxes	687.9	591.3	381.6

Net income	$1,102.9	$912.0	$630.2

Basic earnings per share(1):
Weighted average shares outstanding	508.6	550.2	594.5
Earnings per share	$2.17	$1.66	$1.06

Diluted earnings per share(1):
Weighted average shares outstanding	518.6	560.9	603.3
Earnings per share	$2.13	$1.63	$1.04

(1)	Common share and per share amounts have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Shares in thousands; $ in millions, except for per share data)

	Shares of		$0.01 Par	Accumulated
	Common	Shares of	Value	Other	Additional
	Stock	Treasury	Common	Comprehensive	Paid-in	Unearned	Retained	Treasury
	Issued(1)	Stock(1)	Stock(1)	Income	Capital(1)	Compensation	Earnings	Stock	Total

Balances at December 25, 2005	624,002	15,486	$6.2	$—	$6,910.2	$(39.8)	$1,254.9	$(407.3)	$7,724.2

Net income	—	—	—	—	—	—	630.2	—	630.2

Total comprehensive income	—	—	—	—	—	—	630.2	—	630.2
Adjustment to initially apply FASB Statement No. 158(2), net of tax	—	—	—	15.3	—	—	—	—	15.3
Issuance of common stock for options exercised, including tax benefit	10,475	—	0.1	—	181.4	—	—	—	181.5
Issuance of common stock under employee stock purchase plans	358	—	—	—	10.0	—	—	—	10.0
Restricted stock and restricted stock unit activity, including tax benefit	184	—	—	—	29.5	—	—	—	29.5
Reversal of unearned compensation	—	—	—	—	(39.8)	39.8	—	—	—
Stock-based compensation related to options	—	—	—	—	61.8	—	—	—	61.8
Treasury stock acquired	—	42,636	—	—	—	—	—	(1,149.0)	(1,149.0)

Balances at December 30, 2006	635,019	58,122	6.3	15.3	7,153.1	—	1,885.1	(1,556.3)	7,503.5

Comprehensive income:
Net income	—	—	—	—	—	—	912.0	—	912.0

Other comprehensive income, net of tax(3):
Defined benefit plans:
Net prior service cost	—	—	—	(4.5)	—	—	—	—	(4.5)
Net gain	—	—	—	0.4	—	—	—	—	0.4
Unrealized loss on cash flow hedge	—	—	—	(4.8)	—	—	—	—	(4.8)

Other comprehensive income	—	—	—	(8.9)	—	—	—	—	(8.9)

Total comprehensive income	—	—	—	(8.9)	—	—	912.0	—	903.1
Adoption of FASB Interpretation No. 48(4)	—	—	—	—	—	—	29.3	—	29.3
Issuance of common stock for options exercised, including tax benefit	11,876	—	0.1	—	286.6	—	—	—	286.7
Issuance of common stock under employee stock purchase plans	365	—	—	—	13.0	—	—	—	13.0
Restricted stock and restricted stock unit activity, including tax benefit	125	—	—	—	52.2	—	—	—	52.2
Stock-based compensation related to options	—	—	—	—	48.1	—	—	—	48.1
Treasury stock acquired	—	53,323	—	—	—	—	—	(1,960.6)	(1,960.6)

Balances at December 29, 2007	647,385	111,445	6.4	6.4	7,553.0	—	2,826.4	(3,516.9)	6,875.3

Comprehensive income:
Net income	—	—	—	—	—	—	1,102.9	—	1,102.9

Other comprehensive income(3):
Unrealized loss on investments, net of tax	—	—	—	(0.2)	—	—	—	—	(0.2)
Foreign currency translation loss	—	—	—	(15.5)	—	—	—	—	(15.5)
Unrealized loss on cash flow hedge, net of amortization, net of tax	—	—	—	(15.2)	—	—	—	—	(15.2)
Defined benefit plans, net of tax:
Net prior service cost	—	—	—	(3.0)	—	—	—	—	(3.0)
Net loss	—	—	—	(36.3)	—	—	—	—	(36.3)

Other comprehensive income	—	—	—	(70.2)	—	—	—	—	(70.2)

Total comprehensive income	—	—	—	(70.2)	—	—	1,102.9	—	1,032.7
Issuance of common stock for options exercised, including tax benefit	3,444	—	0.1	—	101.9	—	—	—	102.0
Issuance of common stock under employee stock purchase plans	400	—	—	—	18.7	—	—	—	18.7
Restricted stock and restricted stock unit activity, including tax benefit	1,158	—	—	—	49.6	—	—	—	49.6
Stock-based compensation related to options	—	—	—	—	65.7	—	—	—	65.7
Treasury stock acquired	—	47,616	—	—	—	—	—	(2,186.1)	(2,186.1)

Balances at December 27, 2008	652,387	159,061	$6.5	$(63.8)	$7,788.9	$—	$3,929.3	$(5,703.0)	$5,957.9

(1)	Share data, common stock and additional paid-in-capital have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.

(2)	See Note 2, “Summary of Significant Accounting Policies — Pension and Other Postretirement Benefit Plans,” for more information.

(3)	See Note 2, “Summary of Significant Accounting Policies — Other Comprehensive Income and Accumulated Other Comprehensive Income,” for more information.

(4)	See Note 2, “Summary of Significant Accounting Policies — Income Taxes,” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	December 27,	December 29,	December 30,
For Fiscal Years Ended	2008	2007	2006

Cash flows from operating activities:
Net income	$1,102.9	$912.0	$630.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157.7	168.9	173.6
Amortization of intangibles	285.1	228.1	218.5
Deferred income taxes	(99.6)	(134.1)	(99.8)
Stock-based compensation on employee stock plans	131.7	102.5	95.6
Tax benefit on employee stock plans	67.9	102.2	60.6
Excess tax benefits from stock-based compensation arrangements	(41.8)	(69.9)	(33.1)
Other	110.7	65.0	51.0
Net changes in assets and liabilities (net of acquisition effects, 2008 and 2007 only):
Manufacturer accounts receivable, net	(341.2)	25.9	25.5
Client accounts receivable, net	(418.5)	65.0	(146.9)
Inventories, net	93.0	(218.1)	(149.7)
Prepaid expenses and other current assets	(39.7)	(4.9)	(18.5)
Deferred income taxes	—	—	162.9
Income taxes receivable	2.6	(3.1)	(212.9)
Other noncurrent assets	17.2	2.1	25.9
Claims and other accounts payable	54.3	(119.2)	248.3
Client rebates and guarantees payable	566.5	206.1	98.7
Accrued expenses and other current and noncurrent liabilities	(13.7)	38.5	111.1

Net cash provided by operating activities	1,635.1	1,367.0	1,241.0

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(126.5)	(1,530.6)	—
Capital expenditures	(286.9)	(177.7)	(151.0)
Purchases of securities and other investments	(124.8)	(181.7)	(121.9)
Proceeds from sale of securities and other investments	122.0	176.2	117.4

Net cash used by investing activities	(416.2)	(1,713.8)	(155.5)

Cash flows from financing activities:
Proceeds from long-term debt	3,295.7	2,400.0	—
Repayments on long-term debt	(2,210.0)	(688.4)	(75.5)
Proceeds under accounts receivable financing facility	—	275.0	150.0
Repayments under accounts receivable financing facility	—	—	(275.0)
Debt issuance costs	(11.2)	(1.8)	(0.5)
Settlement of cash flow hedge	(45.4)	—	—
Purchase of treasury stock	(2,186.1)	(1,960.6)	(1,149.0)
Excess tax benefits from stock-based compensation arrangements	41.8	69.9	33.1
Proceeds from employee stock plans	60.6	208.3	161.7

Net cash (used by) provided by financing activities	(1,054.6)	302.4	(1,155.2)

Net increase (decrease) in cash and cash equivalents	164.3	(44.4)	(69.7)
Cash and cash equivalents at beginning of year	774.1	818.5	888.2

Cash and cash equivalents at end of year	$938.4	$774.1	$818.5

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$207.1	$123.4	$89.9

Cash paid during the year for income taxes	$748.9	$668.5	$401.4

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND BASIS OF PRESENTATION

Medco Health Solutions, Inc., (“Medco” or the “Company”) is a leading health care company, serving the needs of more than 60 million people. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total health care costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by the Medicare Part D Prescription Drug Plans. Through the Company’s unique Medco Therapeutic Resource Centers® in which its therapy management programs include the use of specialized pharmacists focused on specific disease states, and through its Accredo Health Group, the Company’s Specialty Pharmacy, the Company is creating innovative models for the care of patients with chronic and complex conditions.

The Company’s business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, pharmaceutical manufacturers, and particularly in Specialty Pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. The Company’s programs and services help control the cost and enhance the quality of prescription drug benefits. The Company accomplishes this by providing pharmacy benefit management (“PBM”) services through its national networks of retail pharmacies and its own mail-order pharmacies, as well as through Accredo Health Group, which is the nation’s largest specialty pharmacy based on revenues. The Therapeutic Resource Center for diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which the Company became the largest diabetes pharmacy care practice based on covered patients. In 2008, the Company also expanded its capabilities abroad when it acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that provides mail-order pharmacy and clinical health care services in Germany and the Netherlands. See Note 3, “Acquisitions of Businesses,” for more information. When the term “mail order” is used, Medco means inventory dispensed through Medco, and its consolidated subsidiaries’ mail-order pharmacy operations.

Medco was spun off as an independent publicly traded enterprise on August 19, 2003, prior to which it was a wholly-owned subsidiary of Merck & Co., Inc. (“Merck”) since November 18, 1993.

On November 29, 2007, the Company announced that its Board of Directors approved a two-for-one stock split, which was effected in the form of a 100% stock dividend and distributed on January 24, 2008, to shareholders of record at the close of business on January 10, 2008. The Company’s total authorized common stock increased from 1,000,000,000 shares to 2,000,000,000 shares. The par value of the common stock was unchanged by this action. All share and per share amounts have been retrospectively adjusted for the increase in issued and outstanding shares after giving effect to the stock split. Stockholders’ equity has also been restated to retroactively apply the effects of the stock split. For all periods presented, the par value of the additional shares resulting from the stock split has been reclassified from additional paid-in capital to common stock.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, on the consolidated statements of income, gross interest expense has been reclassified from interest and other (income) expense, net, and shown separately.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Financial Accounting Standards.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements. SFAS 157 establishes a common definition for fair value to be applied with existing U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Company adopted SFAS 157 on December 30, 2007, except with respect to those nonrecurring measurements for nonfinancial assets and nonfinancial liabilities subject to the

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partial deferral in FASB Staff Position (“FSP”) FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”), as noted below. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results.

FSP FAS 157-2 deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 in 2009 is not expected to have an impact on the Company’s consolidated statements of financial position or results of operations but may result in additional fair value disclosures related to nonfinancial assets and nonfinancial liabilities.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarified the determination of the fair value of a financial asset when the market for that asset is not active. Effective upon issuance, the Company’s adoption of FSP FAS 157-3 did not have an impact on the Company’s financial position or operating results.

Fair Value Hierarchy. SFAS 157 defines the inputs used to measure fair value into the following hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The Company utilizes the best available information in measuring fair value. The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of December 27, 2008 ($ in millions):

Medco Fair Value Measurements at Reporting Date

	December 27,
Description	2008	Level 1	Level 2	Level 3

Money market mutual funds	$906.0(1)	$906.0	$—	$—
Fair value of interest rate swap agreements	18.4(2)	—	18.4	—
Available-for-sale investments	1.9(3)	1.9	—	—

(1)	Reported in cash and cash equivalents on the consolidated balance sheet.

(2)	Reported in other noncurrent assets on the consolidated balance sheet.

(3)	Reported in short-term investments on the consolidated balance sheet.

The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the consolidated balance sheets at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians. Available-for-sale investments classified as Level 1 are measured using quoted market prices for identical assets. The Company’s interest rate swap agreements are valued using observable market inputs, and therefore are classified within Level 2. Historically, there have not been significant fluctuations in the fair value of the financial assets.

Fiscal Years.  The Company’s fiscal years ended on the last Saturday in December. Fiscal years 2008, 2007 and 2006 each are comprised of 52 weeks. Unless otherwise stated, references to years in the consolidated financial statements relate to fiscal years.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents.  Cash includes currency on hand and time deposits with banks or other financial institutions. Cash equivalents represent money market mutual funds, a form of highly liquid investments with original maturities of less than three months. As a result of the Company’s normal payment cycle, cash disbursement accounts representing outstanding checks not yet presented for payment of $1,411.1 million and $1,186.9 million are included in claims and other accounts payable, and client rebates and guarantees payable at December 27, 2008 and December 29, 2007, respectively, including certain amounts reclassified from cash. No overdraft or unsecured short-term loan exists in relation to these negative balances.

Short-Term Investments.  The Company holds short-term investments in U.S. government securities to satisfy the statutory capital requirements for the Company’s insurance subsidiaries. These short-term investments, totaling $64.0 million and $70.3 million as of December 27, 2008 and December 29, 2007, respectively, have maturities of less than one year, the majority of which are classified as held-to-maturity securities and reported at amortized cost. The Company has no exposure to or investments in any instruments associated with the sub-prime loan market.

Fair Value of Financial Instruments.  The carrying amount of cash, accounts receivable, claims and other accounts payable, client rebates and guarantees payable, the accounts receivable financing facility, and the term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities approximated fair values as of December 27, 2008 and December 29, 2007. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their cash flows. The estimated aggregate fair value of the 6.125% senior notes and the 7.125% senior notes equaled $284.1 million and $1,107.9 million, respectively, at December 27, 2008. The fair values are based on observable relevant market information. The estimated aggregate fair value of the Company’s $500 million senior notes was $487.3 million and $550.7 million at December 27, 2008 and December 29, 2007, respectively, and is based on observable relevant market information.

The fair value of the Company’s obligation under its interest rate swap agreements, which hedge interest costs on the senior notes, is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts and represented a net receivable of $18.4 million as of December 27, 2008, which is reported in other noncurrent assets, and a net payable of $3.0 million as of December 29, 2007, which was recorded in other noncurrent liabilities, with an offsetting amount recorded in long-term debt, net. The fair value of the Company’s obligation under its forward-starting interest rate swap agreements, which hedged the changes in the expected future interest rate payments on the proposed debt offering attributable to fluctuations in the Treasury benchmark interest rate, was calculated as the net present value of the hedged transaction, and was $7.9 million ($4.8 million, net of tax) as of December 29, 2007; these agreements were settled prior to December 27, 2008. See Note 7, “Debt,” for additional information.

Accounts Receivable.  The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Manufacturer accounts receivable, net, includes billed and estimated unbilled receivables from manufacturers for earned rebates and other prescription services. Unbilled rebates receivable from manufacturers are generally billed beginning 30 days from the end of each quarter.

Client accounts receivable, net, includes billed and estimated unbilled receivables from clients for the PBM and Specialty Pharmacy segments. Unbilled PBM receivables are primarily from clients and are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any given reporting period, unbilled PBM receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Client accounts receivable, net, also includes a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts balances, the net liability is reclassified to client rebates and guarantees payable on the consolidated balance sheets. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable on the consolidated balance sheets. The Company’s client accounts receivable also includes receivables from CMS for the Company’s Medicare Part D Prescription Drug Program (“Medicare Part D”) product offerings and premiums from members. A component of the PBM business includes diabetes supplies dispensed by PolyMedica with the associated receivables primarily from insurance companies and government agencies. As a result, this component of the PBM business experiences slower accounts receivable turnover.

As of December 27, 2008 and December 29, 2007, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $476.4 million and $457.2 million, respectively. A portion of the Specialty Pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Specialty Pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle and has a different credit risk profile. See Note 12, “Segment Reporting,” for more information on the Specialty Pharmacy segment.

The Company’s allowance for doubtful accounts as of December 27, 2008 and December 29, 2007 of $120.0 million and $130.0 million, respectively, includes $71.9 million and $70.8 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the PBM business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The Company’s allowance for doubtful accounts as of December 27, 2008 and December 29, 2007 also includes $34.6 million and $30.3 million, respectively, related to PolyMedica for diabetes supplies, which are primarily reimbursed by insurance companies and government agencies. In addition, the Company’s allowance for doubtful accounts also reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings. The Company regularly reviews and analyzes the adequacy of the allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.

Concentrations of Risks.  In 2008, 2007 and 2006, the Company had one client that represented 21%, 22% and 23% of net revenues, respectively. The client has a strong investment grade rating and has consistently paid their receivable balance within the contracted payment terms. None of the Company’s other clients individually represented more than 10% of net revenues or net client accounts receivable in 2008, 2007 or 2006.

The Company has credit risk associated with certain accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. The Company has clients in various industries, including the automobile manufacturer industry and the financial industry. The Company actively monitors the status of its accounts receivable and has mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. Concentration of credit risk relating to these accounts receivable, excluding the largest client noted above, is limited by the diversity and number of patients and payors.

As of December 27, 2008 and December 29, 2007, two brand-name pharmaceutical manufacturers represented approximately 30% of manufacturer accounts receivable, net. Both manufacturers have strong

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment grade ratings and have consistently paid their receivable balance within the contracted payment terms. To date, the Company has not experienced any deterioration in its client or manufacturer accounts receivables.

The Company purchases its pharmaceuticals either directly from its primary wholesaler, AmerisourceBergen Corp., which accounted for approximately 62% and 56% of the Company’s 2008 and 2007 drug purchases, respectively, or from manufacturers. Most of the purchases from the Company’s primary wholesaler were for brand-name pharmaceuticals. The Company believes that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available, except to the extent that brand-name drugs are available to the market exclusively through the manufacturer.

The Company derives a substantial portion of its Specialty Pharmacy segment revenue from the sale of specialty drugs provided by a limited number of single-source biopharmaceutical manufacturers. Specialty and generic pharmaceuticals are generally purchased directly from manufacturers.

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

Net Revenues.  Product net revenues consist principally of sales of prescription drugs to clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or through the Company’s mail-order pharmacies. The majority of the Company’s product net revenues are derived on a fee-for-service basis. The Company’s product net revenues also include revenues from the sale of diabetes supplies by PolyMedica. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. The Company recognizes product revenues when the prescriptions are dispensed through retail pharmacies in the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies and received by members and patients. The Company evaluates client contracts using the indicators of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent” (“EITF 99-19”), to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in most of its transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (co-payment), as well as the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, who are members of clients’ plans, and (e) has credit risk for the price due from the client. In limited instances where the Company adjudicates prescriptions at pharmacies that are under contract

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directly with the client and there are no financial risks to the Company, such revenue is recorded at the amount of the administrative fee earned by the Company for processing the claim (“Net Reporting”).

The Company’s product net revenues also include premiums associated with the Company’s Medicare Part D PDP risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. The Company’s two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. The Company provides three Medicare drug benefit plan options for beneficiaries, including (i) a “standard Part D” benefit plan as mandated by statute, and (ii) two benefit plans with enhanced coverage, that exceed the standard Part D benefit plan, available for an additional premium. The Company also offers numerous customized benefit plan designs to employer group retiree plans under the CMS Medicare Part D prescription drug benefit.

The PDP premiums are determined based on the Company’s annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares the Company’s actual annual drug costs incurred to the targeted premiums in the Company’s CMS-approved bid. Based on specific collars in the risk corridor, the Company will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. The Company calculates the risk corridor adjustment on a quarterly basis based on drug cost experience to date and records an adjustment to product net revenues with a corresponding account receivable or payable to CMS reflected on the consolidated balance sheets.

In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of EITF 99-19 are met. Premium revenues for the Company’s PDP products, which exclude member cost share, were $317 million, or less than 1% of total net revenues, in 2008, $255 million, or less than 1% of total net revenues, in 2007, and $465 million, or approximately 1% of total net revenues, in 2006.

The Company’s agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require the Company to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to any willing pharmacy; (vii) provide emergency out-of-network coverage; and (viii) adopt a comprehensive Medicare and Fraud, Waste and Abuse compliance program. As a CMS-approved PDP, the Company’s policies and practices associated with

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executing the program are subject to audit, and if material contractual or regulatory non-compliance was to be identified, applicable sanctions and/or monetary penalties, including suspension of enrollment and marketing, may be imposed. Additionally, each calendar year, payment will vary based on the annual benchmark that applies as a result of Medicare Part D plan bids for the applicable year, as well as for changes in the CMS methodology for calculating risk adjustment factors.

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

Cost of Revenues.  Cost of product net revenues includes the cost of inventory dispensed from the mail-order pharmacies, along with direct dispensing costs and associated depreciation. Cost of product net revenues also includes ingredient costs of drugs dispensed by and professional fees paid to retail network pharmacies. In addition, cost of product net revenues includes the operating costs of the Company’s call center pharmacies, which primarily respond to member and retail pharmacist inquiries regarding member prescriptions, as well as physician calls. Cost of product net revenues also includes an offsetting credit for rebates earned from pharmaceutical manufacturers whose drugs are included on the Company’s preferred drug lists, which are also known as formularies. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying estimated rebatable prescription drugs dispensed through the Company’s retail networks and through the Company’s mail-order pharmacies by the contractually agreed manufacturer rebate amount.

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

The Company’s cost of product net revenues also includes the cost of drugs dispensed by the Company’s mail-order pharmacies or retail networks for members covered under the Company’s Medicare Part D PDP product offerings and are recorded at cost as incurred. The Company receives a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,050 million for coverage year 2008, $3,850 million for coverage year 2007 and $3,600 for coverage year 2006. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is recorded in client accounts

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.

Goodwill.  Goodwill of $6,331.4 million at December 27, 2008 and $6,230.2 million at December 29, 2007 represents, for the PBM segment, the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck in 1993, and, to a significantly lesser extent, the Company’s acquisition of a majority interest in Europa Apotheek in 2008, and the acquisitions of PolyMedica in 2007 and ProVantage Health Services, Inc. (“ProVantage”) in 2000. Goodwill also includes, for the Specialty Pharmacy segment, a portion of the excess of the purchase price the Company paid to acquire Accredo Health, Incorporated (“Accredo”) over the fair value of tangible net assets acquired, as well as, to a significantly lesser extent, the Company’s acquisition of Critical Care Systems, Inc. (“Critical Care”) in 2007, and the acquisition of selected assets of Pediatric Services of America, Inc. (“Pediatric Services”) in 2005. See Note 3, “Acquisitions of Businesses,” for more information on the acquisition of a majority interest in Europa Apotheek, and the PolyMedica and Critical Care acquisitions. The Company’s goodwill balance is assessed for impairment annually using a two-step fair-value based test or whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable, by comparing the fair value of each segment’s reporting units to the carrying value of the assets and liabilities assigned to each reporting unit. If the carrying value of the reporting unit were to exceed the Company’s estimate of the fair value of the reporting unit, the Company would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit for purposes of calculating the fair value of goodwill. The Company would be required to record an impairment charge to the extent recorded goodwill exceeds the fair value amount of goodwill resulting from this allocation. The most recent assessment for impairment of goodwill for each of the designated reporting units was performed as of September 27, 2008, and the goodwill was determined not to be impaired, and there have been no significant subsequent changes in events or circumstances.

Intangible Assets, Net.  Intangible assets, net, of $2,666.4 million at December 27, 2008 and $2,905.0 million at December 29, 2007, (net of accumulated amortization of $1,955.8 million at December 27, 2008 and $1,670.7 million at December 29, 2007) for the PBM segment primarily represent the value of Medco’s client relationships that was recorded upon the acquisition of the Company by Merck in 1993 and that have been pushed down to the consolidated balance sheets of the Company, and to a lesser extent, intangible assets recorded upon the Company’s acquisition of PolyMedica in 2007. Additionally, for the Specialty Pharmacy segment, intangible assets primarily include the portion of the excess of the purchase price paid by the Company to acquire Accredo in 2005 over tangible net assets acquired. The Company’s intangible assets are initially recorded at fair value at the acquisition date and subsequently carried at amortized cost. The Company reviews intangible assets for impairment whenever events, such as losses of significant clients or biotechnology manufacturer contracts, or when other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, the carrying amount of the assets is compared to the pre-tax undiscounted expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates impairment exists, the amount of the impairment would be calculated using discounted expected future cash flows.

The Liberty trade name intangible asset was assigned an indefinite life at the time of the Company’s acquisition of PolyMedica in 2007. Subsequently in 2008, management determined that the Liberty trade name intangible asset is no longer indefinite-lived and assigned a 35-year useful life. This change in estimate resulted in $2.8 million ($1.7 million net of tax) of additional intangible asset amortization recorded in the fourth quarter of 2008.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 27, 2008, the aggregate weighted average useful life of intangible assets subject to amortization is 23 years in total and by major asset class are approximately 23 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets.

Amortization of intangible assets of $285.1 million for 2008 increased by $57 million compared to 2007 primarily as a result of the PolyMedica and Critical Care acquisitions and the acquisition of a majority interest in Europa Apotheek. The annual intangible asset amortization expense for intangible assets existing as of December 27, 2008 is estimated to be $281.5 million in 2009, a slight decrease from $285.1 million in 2008.

Income Taxes.  The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. On December 31, 2006, the first day of the Company’s 2007 fiscal year, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition to determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company has applied the provisions of FSP FIN 48-1 in its adoption of FIN 48. See Note 9, “Taxes on Income,” for more information.

Use of Estimates.  The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as accruals for rebates receivable and payable, client guarantees, depreciable/useful lives, allowance for doubtful accounts, testing for impairment of goodwill and intangible assets, stock-based compensation, income taxes, pension and other postretirement benefit plan assumptions, amounts recorded for contingencies, and other reserves, as well as CMS-related activity, including the risk corridor adjustment and cost share and catastrophic reinsurance subsidies. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Operating Segments.  In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has two reportable segments, PBM and Specialty Pharmacy. See Note 12, “Segment Reporting,” for more information. The PBM and Specialty Pharmacy segments primarily operate in the United States and have limited activity in Puerto Rico, Germany and the Netherlands.

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

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company granted options of 5.1 million shares in fiscal 2008, 7.1 million shares in fiscal 2007, and 6.8 million shares in fiscal 2006. For the years ended December 27, 2008, December 29, 2007 and December 30, 2006, there were outstanding options to purchase 5.6 million, 6.7 million and 7.2 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the SFAS 128 treasury stock method. These outstanding options may be dilutive to future EPS calculations.

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

Fiscal Years	2008	2007	2006

Weighted average shares outstanding	508.6	550.2	594.5
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	10.0	10.7	8.8

Diluted weighted average shares outstanding	518.6	560.9	603.3

The decreases for each year result from the repurchase of approximately 159.0 million shares of stock in connection with the Company’s share repurchase programs since inception in 2005 through the end of 2008, compared to equivalent amounts of 111.4 million and 58.1 million shares repurchased inception-to-date through the ends of 2007 and 2006, respectively. There were approximately 47.6 million shares repurchased in 2008, compared to 53.3 million in 2007 and 42.6 million in 2006. The effect of these repurchases was partially offset by the dilutive effect of stock options and restricted stock unit awards.

The above share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.

Pension and Other Postretirement Benefit Plans.  On December 30, 2006, the last day of fiscal year 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet on a prospective basis and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. SFAS 158 is applicable to the Company’s pension and postretirement health care benefit plans and resulted in the recording of a noncurrent liability of $6.5 million for the pension plans and a reduction in the noncurrent liability for the postretirement health care benefits plan of $36.0 million upon adoption.

The determination of the Company’s obligation and expense for pension and other postretirement benefits is based on management’s assumptions, which are developed with the assistance of actuaries, including an appropriate discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and health care costs. See Note 8, “Pension and Other Postretirement Benefits,” for more information concerning the Company’s pension and other postretirement benefit plans’ assumptions.

Other Comprehensive Income and Accumulated Other Comprehensive Income.  Other comprehensive income includes unrealized investment gains and losses, foreign currency translation adjustments resulting from the translation of Europa Apotheek’s assets and liabilities and results of operations, unrealized gains and losses on effective cash flow hedges, prior service costs or credits and actuarial gains or losses associated with pension or other postretirement benefits that arise during the period, as well as the amortization of prior service costs or credits and actuarial gains or losses, which are reclassified as a component of net benefit expense, and the tax effect allocated to each component of other comprehensive income.

The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes: unrealized investment gains and losses, net of tax; foreign currency translation adjustments resulting from the translation of Europa Apotheek’s assets and liabilities and results of operations; unrealized losses on effective

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flow hedges, net of tax; and the net gains and losses and prior service costs and credits related to the Company’s pension and other postretirement benefit plans in accordance with SFAS 158, net of tax. The year-end balances in AOCI related to the Company’s pension and other postretirement benefit plans consist of amounts that have not yet been recognized as components of net periodic benefit cost in the consolidated statement of income.

The amounts recognized in AOCI at December 29, 2007 and December 27, 2008 and the components and allocated tax effects included in other comprehensive income in fiscal 2008 are as follows ($ in millions):

		Foreign		Net Unrealized
		Currency		Losses on		Net Prior
	Unrealized	Translation		Effective		Service	Net
	Losses on	Gain		Cash Flow		Benefit	Actuarial		Total
	Investments	(Loss)		Hedges		(Cost)	Losses		AOCI

Balances at December 29, 2007, net of tax	$—	$—		$(4.8)		$25.5	$(14.3)		$6.4

Fiscal 2008 activity:
Before tax amount	(0.3)	(15.5)		(25.0)		(5.0)	(59.8)		(105.5)
Tax benefit	0.1	—		9.8		2.0	23.5		35.3

Net-of-tax change	(0.2)	(15.5	)(1)	(15.2	)(3)	(3.0)	(36.3	)(2)	(70.2)

Balances at December 27, 2008, net of tax	$(0.2)	$(15.5)		$(20.0)		$22.5	$(50.6)		$(63.8)

(1)	This primarily represents the unrealized net foreign currency translation loss resulting from the translation of majority-owned Europa Apotheek’s net assets acquired from the April 28, 2008 acquisition date to December 27, 2008.

(2)	Net actuarial losses reflect an increase in the unfunded status of the Company’s pension plans due to reductions in pension plan assets from investment losses in 2008, and increased benefit obligations related to increased plan participants.

(3)	The net unrealized losses on cash flow hedges consist of the unrealized loss on effective cash flow hedges of $(16.9) million, net of taxes, which settled in 2008, offset by the associated amortization of $1.7 million, net of taxes.

See Note 8, “Pension and Other Postretirement Benefits,” for additional information on the reclassification adjustments included within the components of other comprehensive income related to the Company’s defined benefit plans.

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

Stock-Based Compensation.  On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors, including employee stock options and employee stock purchase plans. The Securities and Exchange Commission also issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the requisite service period. As stock-based compensation expense recognized in the Company’s consolidated statements of income for fiscal years 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In addition, SFAS 123R requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $41.8 million, $69.9 million and $33.1 million for fiscal years 2008, 2007 and 2006, respectively, be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. In accordance with SAB 107, the Company classifies stock-based compensation within cost of product net revenues and selling, general & administrative (“SG&A”) expenses to correspond with the financial statement components in which cash compensation paid to employees and directors is recorded.

In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” to the straight-line single option method. See Note 10, “Stock-Based Compensation,” for additional information concerning the Company’s stock-based compensation plans.

Foreign Currency Translation.  The Company’s consolidated financial statements are presented in U.S. dollars. The Company recently acquired a majority interest in Europa Apotheek, a company based in the Netherlands with the Euro as its local currency. Europa Apotheek’s assets and liabilities are translated into U.S. dollars at the exchange rates in effect at balance sheet dates and revenues and expenses are translated at the weighted average exchange rates prevailing during the month of the transaction. Adjustments resulting from translating net assets are reported as a separate component of AOCI within stockholders’ equity.

Recent Accounting Pronouncements.  In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosure. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting relating to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s only derivatives are interest rate swap agreements on $200 million of the $500 million of 7.25% senior notes. The Company’s adoption of SFAS 161 in 2009 is not expected to have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company currently does not expect the adoption of SFAS 141(R) to have a material impact on its consolidated financial statements.

SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company’s adoption of SFAS 160 in 2009 is not expected to have a material impact on its consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS OF BUSINESSES

Europa Apotheek Venlo B.V.  On April 28, 2008, the Company acquired a majority interest in Europa Apotheek, a privately held company based in the Netherlands that provides clinical health care and mail-order pharmacy services in Germany and the Netherlands. The cost of the acquisition was approximately $126.8 million in cash and a $24.1 million purchase obligation, with additional potential future consideration for achieving performance targets. The Company believes this acquisition leverages its proven proprietary technologies and ability to deliver customized solutions to meet the challenges of managing health care costs and improving clinical care abroad. The transaction was accounted for under the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”). The purchase price has been allocated based upon the preliminary estimates of the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $112.8 million, has been allocated to goodwill, and $43.9 million has been allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of 9.1 years. Additionally, there is a deferred tax liability of $11.1 million associated with the fair value amounts allocated to intangible assets. The Company expects that if any adjustments to the preliminary purchase price allocation become necessary, they would be completed by April 2009. Europa Apotheek’s operating results from the date of acquisition of April 28, 2008 through December 27, 2008 are included in the accompanying consolidated financial statements. Pro forma financial statement results including the results of Europa Apotheek would not differ materially from the Company’s historically reported financial statement results.

PolyMedica Corporation.  On October 31, 2007, the Company acquired all of the outstanding common stock of PolyMedica for $1.3 billion in cash. PolyMedica is a leading provider of diabetes care through its Liberty brand, including blood glucose testing supplies, prescriptions and related services. Previously in 2006, Medco formed a multi-pronged alliance with PolyMedica, enabling Medco to become the direct mail dispensing pharmacy for their members, and provide PolyMedica’s Medicare Part B solution to Medco clients. This acquisition supports the Company’s ability to deliver advanced, specialized pharmacy services by treating patients at the disease level. Under the terms of the Agreement and Plan of Merger dated August 27, 2007, PolyMedica shareholders received $53 in cash for each outstanding share of PolyMedica common stock. The Company funded the transaction on October 31, 2007 through a combination of bank borrowings from its existing $2 billion revolving credit facility and cash on hand.

The transaction was accounted for under the provisions of SFAS 141. The purchase price was allocated based upon the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired was allocated to intangible assets, consisting of the Liberty trade name of $392.0 million with an estimated 35-year life, customer relationships of $119.9 million with an estimated 8-year life, noncompete agreements of $26.8 million with an estimated 3-year life, and customer lists of $2.8 million with an estimated 4-year life. These assets are included in intangible assets, net, in the consolidated balance sheets. The purchase price for PolyMedica was primarily determined on the basis of management’s expectations of future earnings and cash flows, and resulted in the recording of goodwill of $1.0 billion, which is not tax deductible. In accordance with SFAS No. 142, the goodwill is not being amortized.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company retained third-party valuation advisors to conduct analyses of the assets acquired and liabilities assumed in order to assist the Company with the purchase price allocation. These analyses were used by management in the determination of the final allocation. The following table summarizes the fair values of the assets acquired and liabilities assumed in the PolyMedica acquisition ($ in millions):

Final
Allocation

Current assets	$220.2
Property and equipment, net	59.6
Goodwill	1,003.2
Identifiable intangible assets	541.5
Other noncurrent assets	16.9

Total assets acquired	1,841.4

Current liabilities	87.4
Long-term debt	231.3
Deferred tax liabilities	189.6
Other noncurrent liabilities	13.8

Total liabilities assumed	522.1

Net assets acquired	$1,319.3

PolyMedica’s operating results from the date of acquisition of October 31, 2007 through December 27, 2008, are included in the accompanying consolidated financial statements. The unaudited pro forma results of operations of the Company and PolyMedica, prepared based on the purchase price allocation for PolyMedica described above and as if the PolyMedica acquisition had occurred at the beginning of each fiscal year presented, would have been as follows ($ in millions, except for per share amounts):

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

Critical Care.  On November 14, 2007, Accredo acquired Critical Care, one of the nation’s largest providers of home-based and ambulatory specialty infusion services, for approximately $220 million in cash. This acquisition expands Accredo’s capabilities and market presence related to infused agents. The transaction was accounted for under the provisions of SFAS 141. The purchase price has been allocated based upon the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $121.4 million, has been allocated to goodwill, and $68.0 million was allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of approximately 13.8 years. These assets are included in intangible assets, net, and goodwill, respectively, in the consolidated balance sheets. The Company retained third-party

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation advisors to conduct analyses of the assets acquired and liabilities assumed in order to assist the Company with the purchase price allocation. These analyses were used by management in the determination of the final allocation. Pro forma financial statement results including the results of Critical Care would not differ materially from our historically reported financial statement results.

4.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following ($ in millions):

	December 27,		December 29,
	2008		2007

Land and buildings	$240.8		$235.4
Machinery, equipment and office furnishings	686.8		642.6
Computer software	1,042.5		938.1
Leasehold improvements	126.4		114.1
Construction in progress	120	.6(1)	21.8

	2,217.1		1,952.0
Less accumulated depreciation	(1,363.0)		(1,226.5)

Property and equipment, net	$854.1		$725.5

(1)	Primarily represents construction in progress on a third automated dispensing pharmacy in Whitestown, Indiana.

Depreciation expense for property and equipment totaled $157.7 million, $168.9 million and $173.6 million in fiscal years 2008, 2007 and 2006, respectively.

5.	LEASES

The Company leases mail-order pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States under various operating leases. In addition, the Company leases pill dispensing and counting devices and other operating equipment for use in its mail-order pharmacies, as well as computer equipment for use in its data centers and corporate headquarters. Rental expense was $74.3 million, $61.8 million and $60.1 million for fiscal years 2008, 2007 and 2006, respectively. The minimum aggregate rental commitments under noncancelable leases, excluding renewal options, are as follows ($ in millions):

Fiscal Years Ending December

2009	$45.8
2010	40.3
2011	39.4
2012	13.2
2013	7.0
Thereafter	7.5

Total	$153.2

In the normal course of business, operating leases are generally renewed or replaced by new leases.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the Company’s goodwill and other intangible assets ($ in millions):

	December 27, 2008			December 29, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

Goodwill:
PBM(1)	$5,228.1	$813.4	$4,414.7	$5,131.6	$813.4	$4,318.2
Specialty Pharmacy(2)	1,916.7	—	1,916.7	1,912.0	—	1,912.0

Total(3)	$7,144.8	$813.4	$6,331.4	$7,043.6	$813.4	$6,230.2

Intangible assets:
PBM(1)	$3,757.1	$1,820.4	$1,936.7	$3,714.2	$1,580.0	$2,134.2
Specialty Pharmacy(2)	865.1	135.4	729.7	861.5	90.7	770.8

Total(4)	$4,622.2	$1,955.8	$2,666.4	$4,575.7	$1,670.7	$2,905.0

(1)	Principally comprised of the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck in 1993, and the recorded value of Medco’s client relationships at the time of acquisition and, to a lesser extent, the Company’s acquisition of majority interest in Europa Apotheek in 2008, and the Company’s acquisitions of PolyMedica in 2007 and ProVantage in 2000. See Note 3, “Acquisitions of Businesses,” for more additional information on the acquisition of a majority interest in Europa Apotheek and the PolyMedica acquisition.

(2)	Represents the Specialty Pharmacy segment, primarily reflecting the portion of the excess of the purchase price paid by the Company to acquire Accredo in 2005 over the fair value of tangible net assets acquired, and to a significantly lesser extent, a portion of the excess of the purchase price paid by the Company to acquire Critical Care in 2007, and Pediatric Services in 2005. See Note 3, “Acquisitions of Businesses,” for additional information on the Critical Care acquisition.

(3)	The increase in goodwill primarily represents a portion of the excess of the Europa Apotheek purchase price over the fair value of tangible net assets acquired and an adjustment resulting from a final purchase price cash settlement associated with Critical Care. See Note 3, “Acquisitions,” for additional information on the acquisition of a majority interest in Europa Apotheek and the Critical Care acquisition.

(4)	The increase in the gross carrying value of intangible assets primarily represents a portion of the excess of the Europa Apotheek purchase price over the fair value of tangible net assets acquired. See Note 3, “Acquisitions,” for additional information on the acquisition of a majority interest in Europa Apotheek.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the Company’s gross carrying amount of goodwill for the years ended December 29, 2007 and December 27, 2008 are as follows ($ in millions):

			Specialty
	PBM		Pharmacy		Total

Balances as of December 30, 2006	$4,123.6		$1,798.5		$5,922.1
Goodwill acquired	1,008	.0(1)	116	.2(2)	1,124.2
Converted option activity associated with the acquisition of Accredo	—		(2.7)		(2.7)

Balances as of December 29, 2007	$5,131.6		$1,912.0		$7,043.6
Goodwill acquired	108	.0(3)	5	.2(2)	113.2
Translation adjustment	(11.5)		—		(11.5)
Converted option activity associated with the acquisition of Accredo	—		(0.5)		(0.5)

Balances as of December 27, 2008	$5,228.1		$1,916.7		$7,144.8

(1)	Represents the portion of the excess of the purchase price paid by the Company to acquire PolyMedica. See Note 3, “Acquisitions of Businesses.”

(2)	Represents the portion of the excess of the purchase price paid by the Company to acquire Critical Care. See Note 3, “Acquisitions of Businesses.”

(3)	Primarily represents the portion of the excess of the purchase price paid by the Company to acquire a majority interest in Europa Apotheek. See Note 3, “Acquisitions of Businesses.”

For intangible assets existing as of December 27, 2008, aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated as follows ($ in millions):

Fiscal Years Ending December

2009	$281.5
2010	261.9
2011	250.5
2012	244.8
2013	242.7

Total	$1,281.4

The weighted average useful life of intangible assets subject to amortization is 23 years in total. The weighted average useful life is approximately 23 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT

The Company’s debt consists of the following ($ in millions):

	December 27,	December 29,
	2008	2007

Short-term debt:
Accounts receivable financing facility	$600.0	$600.0

Total short-term debt	600.0	600.0

Long-term debt:
Senior unsecured revolving credit facility	1,000.0	1,400.0
Senior unsecured term loan	1,000.0	1,000.0
7.25% senior notes due 2013, net of unamortized discount	497.8	497.4
6.125% senior notes due 2013, net of unamortized discount	298.5	—
7.125% senior notes due 2018, net of unamortized discount	1,188.2	—
Fair value of interest rate swap agreements	18.4	(3.0)

Total long-term debt	4,002.9	2,894.4

Total debt	$4,602.9	$3,494.4

6.125% and 7.125% Senior Notes.  On March 18, 2008, the Company completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. The Company pays interest on both series of senior notes semi-annually on March 15 and September 15 of each year, and made its first payments on September 15, 2008. The Company used the net proceeds from the sale of these senior notes to repay borrowings under its revolving credit facility used to fund the acquisitions in 2007, which are described in Note 3, “Acquisitions of Businesses.” The estimated aggregate fair value of the 6.125% senior notes equaled $284.1 million at December 27, 2008. The estimated aggregate fair value of the 7.125% senior notes equaled $1,107.9 million at December 27, 2008. The fair values are based on observable relevant market information.

On December 12, 2007, the Company entered into forward-starting interest rate swap agreements in contemplation of the issuance of long-term fixed-rate financing described above. The Company entered into these cash flow hedges to manage the Company’s exposure to changes in benchmark interest rates and to mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term financing. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate, both with a settlement date of March 31, 2008. At the time of purchase, the cash flow hedges were anticipated to be effective in offsetting the changes in the expected future interest rate payments on the proposed debt offering attributable to fluctuations in the treasury benchmark interest rate. As of December 29, 2007 the Company included in accumulated other comprehensive income an unamortized swap loss of $7.9 million ($4.8 million, net of tax).

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the issuance of the 5-year and 10-year senior notes described above, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for approximately $45.4 million and included the ineffective portion that was recorded as an increase of $9.8 million to interest (income) and other (income) expense, net, for the year ended December 27, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which the Company hedged its exposure to variability in future cash flows. The effective portion reclassified to interest expense in 2008 amounted to $2.8 million. The effective portion expected to be reclassified to interest expense in 2009 amounts to $3.6 million.

7.25% Senior Notes.  In August 2003, in connection with Medco’s spin-off, the Company completed an underwritten public offering of $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25% per annum, with an effective interest rate of 7.365%, and mature on August 15, 2013. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of the notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable treasury issue for such redemption date plus 50 basis points. The estimated aggregate fair value of the 7.25% senior notes equaled $487.3 million at December 27, 2008. The fair value is based on observable relevant market information.

The Company entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013, consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented a net receivable of $18.4 million as of December 27, 2008, which is reported in other noncurrent assets, and a net payable of $3.0 million as of December 29, 2007, which was recorded in other noncurrent liabilities, with an offsetting amount recorded in long-term debt, net. These are the amounts that the Company would have received from third parties as of December 27, 2008 or would have had to pay to third parties as of December 29, 2007 if the derivative contracts had been settled. Under the terms of these swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month London Interbank Offered Rate (“LIBOR”) plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received is included in interest expense. Interest expense was reduced by $1.5 million in fiscal year 2008, and was increased by $2.6 million and $1.9 million for fiscal years 2007 and 2006, respectively, as a result of the swap agreements. The weighted average LIBOR associated with the swap agreements was 3.3%, 5.4% and 5.0% for fiscal years 2008, 2007, and 2006, respectively.

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

During 2008, the Company’s net borrowings under the revolving credit facility decreased by approximately $400 million, consisting of repayments of $2.2 billion and draw-downs of $1.8 billion. As a result of this activity, the revolving credit facility’s outstanding balance decreased from $1.4 billion at fiscal year-end

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 to $1.0 billion as of December 27, 2008. As of December 27, 2008, the Company had $987 million available for borrowing under its revolving credit facility, after giving effect to $13 million in issued letters of credit, an increase from the $587 million available for borrowing as of December 29, 2007, after giving effect to $13 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.

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

2007 Refinancing.  In connection with a refinancing in April 2007, the Company’s pre-existing senior unsecured credit facilities were extinguished and the Company’s indebtedness outstanding pursuant to such facilities was paid in full. The pre-existing facilities consisted of a $750 million senior unsecured term loan under which we had quarterly installments, and a $750 million senior unsecured revolving credit facility. The pre-existing credit facilities incurred interest at LIBOR plus a 0.5 percent margin, with a 12.5 basis point commitment fee due on the unused revolving credit facility.

Accounts Receivable Financing Facility.  Through a wholly-owned subsidiary, the Company has a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebate accounts receivable. At December 27, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by the Company’s credit rating. This facility is renewable annually in July at the option of both the Company and the banks. If the Company’s accounts receivable financing facility is not renewed, the Company has adequate capacity under its revolving credit facility. The weighted average annual interest rate on amounts borrowed under the facility as of December 27, 2008 and December 29, 2007 was 3.10% and 5.49%, respectively.

At December 29, 2007, there was $600 million outstanding with no additional amounts available for borrowing under the facility. During 2007, the Company drew down an additional $275 million under the facility.

Covenants.  All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. The Company was in compliance with all covenants at December 27, 2008 and December 29, 2007.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate Maturities and Interest expense.  The aggregate maturities of long-term debt are as follows ($ in millions):

Fiscal Years Ending December

2009 to 2011	$—
2012	2,000.0
2013	800.0
2014 to 2017	—
2018	1,200.0

Total	$4,000.0

Interest expense on total debt was $233.7 million in 2008, $134.2 million in 2007 and $95.8 million in 2006.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Pension and Postretirement Benefit Cost  The Company has various plans covering the majority of its employees. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

Fiscal Years	2008	2007	2006

Service cost	$24.6	$18.0	$17.2
Interest cost	9.6	7.9	6.6
Expected return on plan assets	(13.0)	(11.0)	(9.3)
Amortization of prior service cost	0.3	—	0.4

Net pension cost	$21.5	$14.9	$14.9

The increase in the net pension cost for fiscal year 2008 compared to fiscal years 2007 and 2006 is primarily due to additional employees participating in the cash balance retirement plan, as well as a plan amendment from graduated seven-year vesting to three-year cliff vesting, which became effective January 1, 2008.

The Company maintains an unfunded postretirement health care benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

Fiscal Years	2008	2007	2006

Service cost	$1.0	$0.9	$0.8
Interest cost	0.8	0.7	0.7
Amortization of prior service credit	(4.2)	(4.3)	(4.3)
Net amortization of actuarial losses	0.5	0.6	0.7

Net postretirement benefit credit	$(1.9)	$(2.1)	$(2.1)

The Company amended the postretirement health care benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service credit component of the net postretirement benefit credit.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan Assets.  The Company’s pension plan asset allocation at December 27, 2008, December 29, 2007 and target allocation for 2009 by asset category are as follows:

		Percentage of Plan Assets at
	Target	December 27,	December 29,
Asset Category	Allocation 2009	2008	2007

U.S. equity securities	50-60%	54%	54%
International equity securities	12-18%	11%	15%
Fixed income*	27-33%	35%	31%

Total		100%	100%

*	Includes cash.

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

Changes in Plan Assets, Benefit Obligation and Funded Status.  On December 30, 2006, the last day of fiscal year 2006, the Company adopted SFAS 158 on a prospective basis and recognized the funded status of the pension and other postretirement benefit plans, which is the difference between the fair value of plan assets and the benefit obligation. Upon adoption, the Company recorded a net increase to accumulated other comprehensive income of $15.3 million, net of tax. The adoption also resulted in the recording of a noncurrent liability of $6.5 million for the pension plans and a reduction in the noncurrent liability for the postretirement health care benefits plan of $36.0 million.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information about the funded status and the changes in plan assets and benefit obligation is as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
Fiscal Years	2008	2007	2008		2007

Fair value of plan assets at beginning of year	$152.0	$132.3	$—		$—
Actual return on plan assets	(44.9)	10.6	—		—
Company contributions	17.2	16.8	1.0		0.7
Employee contributions	—	—	0.8		1.0
Benefits paid	(5.1)	(7.7)	(1.8)		(1.7)

Fair value of plan assets at end of year	$119.2	$152.0	$—		$—

Benefit obligation at beginning of year(1)	$161.0	$138.8	$12.7		$13.2
Service cost	24.6	18.0	1.1		0.8
Interest cost	9.6	7.9	0.7		0.7
Employee contributions	—	—	0.8		1.0
Amendments	—	3.0 (2)	1.0		—
Actuarial (gains) losses	2.8	1.0	(0.4	)(3)	(1.3	)(3)
Benefits paid	(5.1)	(7.7)	(1.8)		(1.7)

Benefit obligation at end of year(1)	$192.9	$161.0	$14.1	(3)	$12.7	(3)

Funded status at end of year	$(73.7)	$(9.0)	$(14.1)		$(12.7)

(1)	Represents the projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other postretirement benefits.

(2)	The Company amended the cash balance retirement plan to reflect a change from graduated seven-year vesting to three-year cliff vesting, as mandated by the Pension Protection Act of 2006.

(3)	The Company amended the postretirement health care benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the actuarial (gains) losses.

The pension and other postretirement benefits liabilities recognized at December 27, 2008 and December 29, 2007 are as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Accrued expenses and other current liabilities	$—	$—	$(0.9)	$(1.1)
Other noncurrent liabilities	(73.7)	(9.0)	(13.2)	(11.6)

Total pension and other postretirement liabilities	$(73.7)	$(9.0)	$(14.1)	$(12.7)

The accumulated benefit obligation for all defined benefit plans was $180.0 million and $149.9 million at December 27, 2008 and December 29, 2007, respectively, and the projected benefit obligation for all defined benefit plans was $192.9 million and $161.0 million at December 27, 2008 and December 29, 2007, respectively. The projected benefit obligation amounts are higher because they include projected future salary increases through expected retirement.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net actuarial gains and losses reflect experience differentials relating to differences between expected and actual returns on plan assets, differences between expected and actual health care cost increases, and the effects of changes in actuarial assumptions. Reductions in pension plan assets from investment losses in 2008, and increased benefit obligations related to an increase in the number of plan participants contributed to the increase in the pension plans’ unfunded status from $9.0 million to $73.7 million and a decrease of $39.3 million, net of tax, reflected in comprehensive income in stockholders’ equity. This increase in unfunded status did not have an impact on the consolidated statement of income for 2008. Net actuarial gains and losses, in excess of certain thresholds, are amortized into the consolidated statement of income over the 12-year average remaining service life of participants. The Company estimates the 2009 net periodic benefit cost for our pension plans to be included in our consolidated statement of income will be approximately $31 million.

The net gain or loss and net prior service cost or credit recognized in other comprehensive income and reclassification adjustments for the periods presented, net of taxes, are as follows ($ in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits

Balances at December 30, 2006	$6.7	$(22.0)
Loss (gain) arising during period	0.8	(0.8)
Amortization of actuarial loss included in net periodic benefit cost	—	(0.4)
Prior service cost (credit)	1.8	—
Amortization of prior service credit	—	2.7

Balances at December 29, 2007	$9.3	$(20.5)
Loss (gain) arising during period	36.8	(0.2)
Amortization of actuarial loss included in net periodic benefit cost	—	(0.3)
Prior service cost (credit)	—	0.6
Amortization of prior service (cost) credit	(0.1)	2.5

Balances at December 27, 2008	$46.0	$(17.9)

The estimated actuarial loss and prior service cost for the Company’s pension plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2009 is $4.6 million ($2.8 million after tax) and $0.2 million ($0.1 million after tax), respectively. The estimated net actuarial loss and prior service credit for the Company’s other postretirement plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2009 are $0.5 million ($0.3 million after tax) and $(4.2) million ($(2.6) million after tax), respectively. Net actuarial gains and losses, in excess of certain thresholds, are amortized into the consolidated statement of income over the 12-year average remaining service life of participants.

See Note 2, “Summary of Significant Accounting Policies — Other Comprehensive Income and Accumulated Other Comprehensive Income,” for more information.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial Assumptions and Funding Requirement.  Actuarial weighted average assumptions used in determining plan information are as follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Weighted average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	6.00%	6.00%	5.75%	6.00%	6.00%	5.75%
Salary growth rate	4.50%	4.50%	4.50%	—	—	—
Weighted average assumptions used to determine net cost for the fiscal year ended:
Discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Expected long-term rate of return on plan assets	8.25%	8.00%	8.00%	—	—	—
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

Future costs of the amended postretirement benefit health care plan are being capped based on 2004 costs. As a result, employer liability is not affected by health care cost trend.

Cash Flows

Employer Contributions.  The Company has a remaining minimum pension funding requirement of $4.4 million under the Internal Revenue Code (“IRC”) during 2009 for our 2008 plan year.

The Company expects to contribute an additional amount up to $20 million to its pension plans during fiscal 2009 above the aforementioned remaining minimum pension funding requirement. The expected contributions to the pension plans during 2009 are estimated to reflect amounts necessary to satisfy the minimum funding requirements or Medco’s discretion in bringing the plans to a higher funded status. The Company anticipates that contributions will consist solely of cash.

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

		Other
	Pension	Postretirement
Fiscal Years	Benefits(1)	Benefits

2009	$13.9	$1.0
2010	$15.9	$0.8
2011	$17.4	$0.7
2012	$18.6	$0.7
2013	$20.0	$0.7
2014-2018	$126.4	$5.2

(1)	The estimated future benefit payments increased from the amounts disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 primarily due to additional employees participating in the cash balance retirement plan.

Other Plans.  The Company participated in a multi-employer defined benefit retirement plan that covered certain union employees through 2007. The Company made contributions to the plan of $0.1 million in 2007 and $0.2 million in 2006.

The Company sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the IRC. Contributions to the plans are

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on employee contributions and a Company matching contribution. The Company’s matching contributions to the plans were $34.8 million in 2008, $28.6 million in 2007 and $25.7 million in 2006.

9.	TAXES ON INCOME

Provision for Income Taxes.  The components of the provision for income taxes are as follows ($ in millions):

Fiscal Years	2008	2007	2006

Current provision:
Federal	$664.1	$594.7	$278.9
State	102.3	122.6	38.1
Foreign	(1.2)	—	—

Total	765.2	717.3	317.0

Deferred provision (benefit):
Federal	(63.8)	(114.0)	46.0
State	(13.5)	(12.0)	18.6

Total	(77.3)	(126.0)	64.6

Total provision for income taxes	$687.9	$591.3	$381.6

A reconciliation of the Company’s effective tax rate and the U.S. statutory rate is as follows:

Fiscal Years	2008	2007	2006

U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	3.2	4.8	3.6
Other	0.2	(0.5)	(0.9)

Effective tax rate	38.4%	39.3%	37.7%

The Company’s 2008 effective tax rate reflects a net nonrecurring state income tax benefit of $28 million recorded in the third quarter of 2008 resulting primarily from statute of limitations expirations in certain states, partially offset by state tax law changes. The Company’s 2006 effective tax rate includes the effect of net nonrecurring tax benefits of $20 million primarily resulting from statute of limitations expirations in several states, and the favorable resolution of income taxes payable provided for prior to the spin-off from Merck.

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

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes.  Deferred income taxes at year-end consisted of ($ in millions):

	December 27, 2008		December 29, 2007
	Assets	Liabilities	Assets	Liabilities

Intangible assets	$—	$991.6	$—	$1,078.1
Accelerated depreciation	—	173.9	—	153.8
Accrued expenses	63.7	—	52.2	—
Accrued rebates	57.9	—	43.6	—
Stock-based compensation	99.1	—	71.1	—
Other	85.3	46.6	113.7	61.3

Total deferred taxes	$306.0	$1,212.1	$280.6	$1,293.2

Net deferred income taxes		$906.1		$1,012.6

Recognized as:
Current deferred tax asset	$159.2		$154.4
Noncurrent deferred tax liability		$1,065.3		$1,167.0

Other.  Income taxes payable of $34.8 million and $31.0 million as of December 27, 2008 and December 29, 2007, respectively, are reflected in accrued expenses and other current liabilities on the consolidated balance sheets. FIN 48 tax liabilities are primarily included in other noncurrent liabilities on the consolidated balance sheets.

Liabilities for Income Tax Contingencies.  The Company has unrecognized tax benefits associated with previously accrued income taxes for periods before and after the spin-off from Merck on August 19, 2003. In connection with the spin-off from Merck, the Company entered into a tax responsibility allocation agreement with Merck. The tax responsibility allocation agreement includes, among other items, terms for the filing and payment of income taxes through the spin-off date. Effective May 21, 2002, the Company converted from a limited liability company wholly-owned by Merck, to a corporation (the “incorporation”). Prior to May 21, 2002, the Company was structured as a single member limited liability company, with Merck as the sole member. The Company is subject to examination in the U.S. federal jurisdiction from the date of incorporation. For state income taxes prior to the Company’s incorporation, Merck was taxed on the Company’s income. This is also the case for the post incorporation period through the spin-off date in states where Merck filed a unitary or combined tax return. While the Company is subject to state and local examinations by tax authorities, the Company is indemnified by Merck for these periods and tax filings. In states where Merck did not file a unitary or combined tax return, the Company is responsible for filing and paying the associated taxes since the incorporation. For the period up to the spin-off date, Merck incurred federal taxes on the Company’s income as part of Merck’s consolidated tax return. Subsequent to the spin-off, the Company has filed its own federal and state tax returns and made the associated payments.

As a result of the implementation of FIN 48, the Company recognized a decrease of $43.4 million in the liability for income tax contingencies, including interest, no longer required under the more-likely-than-not accounting model of FIN 48, and a $29.3 million corresponding increase, net of federal income tax benefit, to the December 31, 2006 (the first day of fiscal year 2007) balance of retained earnings. The Company’s total gross liabilities for income tax contingencies as of December 27, 2008 amounted to $78.3 million, remain subject to audit, and may be released on audit closure or as a result of the expiration of statutes of limitations.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending gross liabilities for income tax contingencies is as follows ($ in millions):

Fiscal Years	2008	2007

Liabilities, beginning of year	$104.5	$89.8
Gross increases, prior period tax positions	17.2	11.5
Gross increases, current period tax positions	0.9	16.5
Gross increases, acquisition effects	—	3.0
Gross decreases, prior period tax positions	(7.1)	(5.6)
Settlements	(0.1)	(3.2)
Lapse of statutes of limitations	(37.1)	(7.5)

Liabilities, end of year	$78.3	$104.5

For the year ended December 27, 2008, there was a net decrease of $26.2 million in the total gross liabilities for income tax contingencies primarily due to statute of limitations expirations in certain states. As of December 27, 2008, if the Company’s liabilities for income tax contingencies were reversed into income from expense, income tax expense would be reduced by $41.4 million, net of federal income tax expense. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2013. In addition, approximately 37% of the income tax contingencies are scheduled to settle over the next twelve months.

The Company recognizes interest related to liabilities for income tax contingencies in the provision for income taxes for which the Company had approximately $14.2 million and $17.6 million accrued at December 27, 2008 and December 29, 2007, respectively. Total interest (income) expense, net, recognized in 2008 and 2007 related to liabilities for income tax contingencies was $(3.4) million and $4.6 million, respectively. The Company’s policy for penalties related to liabilities for income tax contingencies is to recognize such penalties in the provision for income taxes. The Company has had no penalties for liabilities for income tax contingencies.

In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, which is currently anticipated to be completed in 2009. In the fourth quarter of 2008, the IRS commenced a routine examination of the Company’s 2006 and 2007 U.S. income tax returns, which is estimated to be completed in 2010. The Company has agreed to extend the statute of limitations for the 2003 tax period and the 2004 tax year to September 15, 2009. The IRS has proposed and the Company recorded certain adjustments to the Company’s 2003 to 2005 tax returns, which did not have a material impact on the consolidated financial statements. The Company is also undergoing various routine examinations by state and local tax authorities for various filing periods.

During the third quarter of 2006, the Company recorded income taxes receivable associated with an IRS approval of an accounting method change for the timing of the deductibility of certain rebates passed back to clients. The income taxes receivable balance was $213.4 million and $216.0 million at December 27, 2008 and December 29, 2007, respectively. The Company has accrued interest income of $34.4 million and $27.3 million as of December 27, 2008 and December 29, 2007, respectively, of which $8.3 million and $12.2 million was recognized in 2008 and 2007, respectively. The Company expects to collect the income taxes receivable plus interest when the 2003 to 2005 audit is completed.

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION

Overview.  The Compensation Committee of the Company’s Board of Directors regularly reviews the Company’s compensation structure and practices, including the timing of its stock-based awards. The Audit Committee of the Company’s Board of Directors also reviews the Company’s option-granting practices from time to time. The Company grants options to employees and directors to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years (director options vest in one year) and expire within 10 years from the date of the grant. Vested options held by employees may expire earlier following termination of employment. The post-termination exercise period varies from 90 days for a voluntary termination to the full remaining term for termination of employment following a change in control. Directors always have the full term to exercise vested options. All option exercises are subject to restrictions on insider trading, and directors, officers and certain other employees with regular access to material information are subject to quarterly restrictions on trading. Under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as of December 27, 2008, 24.4 million shares of the Company’s common stock are available for awards. As of December 27, 2008, under the terms of the Accredo Health, Incorporated 2002 Long-Term Incentive Plan as amended and restated on August 18, 2005, there are 1.2 million shares of the Company’s common stock available for awards.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Medco volatility assumption is based on the Company’s stock price volatility, and for the initial years as a publicly traded company was blended with a PBM industry volatility average. The Company uses historical data to estimate the expected option life. The expected option life represents the period of time that options granted are expected to be outstanding. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted for fiscal years 2008, 2007 and 2006 was $14.60, $11.86 and $9.95, respectively. The weighted average assumptions utilized for options granted during the periods presented are as follows:

Fiscal Years	2008	2007	2006

Medco stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	—	—	—
Risk-free interest rate	2.8%	4.7%	4.6%
Expected volatility	27.0%	29.0%	32.0%
Expected life (years)	5.0	5.0	4.8

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans.  Summarized information related to stock options held by the Company’s employees and directors is as follows:

			Weighted Average
	Number of	Weighted	Remaining	Aggregate Intrinsic
	Shares	Average	Contractual	Value
	(In thousands)	Exercise Price	Term	(In millions)

Outstanding at December 29, 2007	26,314.2	$24.64
Granted	5,091.4	49.97
Exercised	(3,445.3)	21.17
Forfeited	(573.0)	36.13

Outstanding at December 27, 2008	27,387.3	$29.55	6.73	$348.8

Exercisable at December 27, 2008	15,566.8	$21.91	5.74	$317.0

The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $89.0 million, $254.7 million and $153.0 million, respectively.

As of December 27, 2008, there was $76.8 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during fiscal years 2008, 2007 and 2006 was $65.7 million, $69.1 million and $76.9 million, respectively. The Company expects the majority of outstanding nonvested options to vest. The activity related to nonvested options is as follows:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(In thousands)	Fair Value

Nonvested at December 29, 2007	13,542.9	$10.89
Granted	5,091.4	14.60
Vested	(6,190.1)	10.62
Forfeited	(623.7)	11.93

Nonvested at December 27, 2008	11,820.5	$12.55

Restricted Stock Units and Restricted Stock Plans.  The Company grants restricted stock units to employees and directors and had previously granted shares of restricted stock to a limited number of employees. Restricted stock units and restricted stock generally vest after three years. The fair value of the restricted stock units and restricted shares is determined by the product of the number of shares granted and the grant-date market price of the Company’s common stock. The fair value of the restricted stock units and restricted shares is expensed on a straight-line basis over the requisite service period. Net income, as reported, includes stock-based compensation expense related to restricted stock and restricted stock units for fiscal years 2008, 2007 and 2006 of $38.3 million ($63.1 million pre-tax), $31.8 million ($52.2 million pre-tax) and $19.5 million ($32.1 million pre-tax), respectively.

Upon vesting, certain employees and directors may defer conversion of the restricted stock units to common stock. Restricted stock units granted to directors are required to be deferred until their service on the

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board of Directors ends. Summarized information related to restricted stock units and restricted stock held by the Company’s employees and directors is as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value
Restricted Stock Units	(In thousands)	(In millions)

Outstanding at December 29, 2007	6,334.1
Granted	1,418.7
Converted	(1,716.0)
Forfeited	(187.8)

Outstanding at December 27, 2008	5,849.0	$247.3

Vested and deferred at December 27, 2008	658.5	$27.8

Aggregate
	Number of	Intrinsic
	Shares	Value
Restricted Stock	(In thousands)	(In millions)

Outstanding at December 29, 2007	79.8
Granted	—
Converted	(79.8)
Forfeited	—

Outstanding at December 27, 2008	—	$—

The weighted average grant-date fair value of restricted stock units granted during fiscal years 2008, 2007 and 2006 was $50.15, $36.01 and $28.32, respectively. Restricted stock was not granted during fiscal years 2008, 2007 and 2006. The total intrinsic value of restricted stock units and restricted stock converted during fiscal years 2008, 2007 and 2006 was $86.8 million, $6.2 million and $8.5 million, respectively. The increase in restricted stock and restricted stock unit converted figures reflects restricted stock units becoming a larger component of total employee stock compensation beginning in fiscal 2005.

Summarized information related to nonvested restricted stock units and nonvested restricted stock held by the Company’s employees and directors is as follows:

		Weighted
	Number of	Average
	Shares	Grant-Date
Nonvested Restricted Stock Units	(In thousands)	Fair Value

Nonvested at December 29, 2007	6,045.5	$29.36
Granted	1,418.7	50.15
Vested	(2,085.9)	23.10
Forfeited	(187.8)	37.07

Nonvested at December 27, 2008	5,190.5	$37.32

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted
	Number of	Average
	Shares	Grant-Date
Nonvested Restricted Stock	(In thousands)	Fair Value

Nonvested at December 29, 2007	79.8	$24.89
Granted	—	—
Vested	(79.8)	24.89
Forfeited	—	—

Nonvested at December 27, 2008	—	$—

As of December 27, 2008, there was $87.0 million of total unrecognized compensation cost related to nonvested restricted stock units and restricted stock grants. That cost is expected to be recognized over a weighted average period of 1.8 years. The total grant-date fair value of restricted stock units and restricted stock vested during fiscal years 2008, 2007 and 2006 was $50.2 million, $2.8 million and $6.0 million, respectively. The Company expects the majority of nonvested restricted stock units and restricted stock shares to vest.

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

Under the terms of the 2007 ESPP, 6,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of gross pay deducted from their payroll to purchase shares of Medco common stock. The Company matches payroll deductions at the rate of 17.65% and the deductions and contributions accumulate; on the last day of trading each calendar quarter the accumulated amounts are applied to the purchase of Medco stock. The effect of the matching contribution is that employees pay 85% of the cost of shares under the ESPP. The 2007 ESPP became effective on July 1, 2007 and will expire the earlier of June 30, 2017 or the date as of which the maximum number of shares has been purchased.

Purchases of Medco stock under the 2007 ESPP were 400,251 shares at a weighted average price of $46.73 in 2008. Purchases of Medco stock under the 2003 ESPP and the 2007 ESPP were 282,311 shares at a weighted average price of $36.58 in 2007. Purchases of Medco stock under the 2003 ESPP were 305,966 shares at a weighted average price of $28.46 in 2006. Upon the July 1, 2007 effective date of the 2007 ESPP, the employee stock purchase program offered under the Accredo Health, Incorporated 2002 Long-Term Incentive Plan as amended and restated on August 18, 2005 was terminated. Purchases of Medco stock under the Accredo plan were 82,814 shares at a weighted average price of $29.60 in 2007, and 75,376 shares at a weighted average price of $27.76 in 2006.

The above share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.

11.	SHARE REPURCHASE PROGRAM

The Company’s $5.5 billion share repurchase plan (the “2005 Plan”), which was approved in August 2005, originally authorized share repurchases of $500 million. The plan was increased in $1 billion increments in December 2005 and November 2006, and was increased by $3 billion in February 2007. In October 2008, the Company completed the 2005 Plan by repurchasing approximately 0.6 million shares at a cost of $29.7 million. During fiscal year 2008, the Company repurchased under the 2005 Plan approximately

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

42.4 million shares at a cost of approximately $1.98 billion. From the inception of the 2005 Plan through completion, the Company repurchased 153.8 million shares at an average per-share price of $35.75.

In October 2008, the Company’s Board of Directors approved a new share repurchase program, authorizing the purchase of up to $3 billion of its common stock in the open market over a two-year period commencing November 10, 2008. It is currently expected that share repurchases will be funded by the Company’s free cash flow (cash flow from operations less capital expenditures). Fourth-quarter 2008 repurchases under this new authorization totaled approximately 5.2 million shares at a cost of $200 million. The Company’s Board of Directors periodically reviews any share repurchase programs and approves the associated trading parameters.

The above share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.

12.	SEGMENT REPORTING

Reportable Segments.  The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to the Company’s clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products, and majority-owned Europa Apotheek, which provides mail-order pharmacy and clinical health care services in Germany and the Netherlands, commencing on the October 31, 2007 and April 28, 2008 acquisition dates, respectively. The Specialty Pharmacy segment, which was formed at the time of the Accredo acquisition in 2005, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services, commencing on the November 14, 2007 acquisition date.

The Company defines the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are high-cost, usually developed by biotechnology companies and often injectable or infusible, and which require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging, and a higher degree of patient-oriented customer service than is required in the traditional PBM business model, including in-home nursing services and administration. In addition, specialty pharmacy products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs. Additionally, payors include patients, as well as PBM clients.

Factors Used to Identify Reportable Segments.  The Specialty Pharmacy segment was formed as a result of the 2005 acquisition of Accredo in response to a management desire to manage the acquired business together with Medco’s pre-existing specialty pharmacy activity as a separate business from Medco’s PBM operations. This acquisition complemented the pre-existing Medco specialty pharmacy operation, which was evolving in 2005. Prior to the acquisition, results for the Specialty Pharmacy business were neither prepared nor provided to the chief operating decision maker, as Medco was managed on a consolidated entity level.

Selected Segment Income and Asset Information.  Total net revenues and operating income are measures used by the chief operating decision maker to assess the performance of each of the Company’s operating segments. The following tables present selected financial information about the Company’s

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reportable segments, including a reconciliation of operating income to income before provision for income taxes ($ in millions):

	December 27, 2008			December 29, 2007			December 30, 2006
		Specialty			Specialty			Specialty
For Fiscal Years Ended:	PBM(1)	Pharmacy	Total(1)	PBM(2)	Pharmacy(3)	Total(2)(3)	PBM(4)	Pharmacy	Total(4)

Product net revenues	$42,678.5	$7,897.7	$50,576.2	$37,981.4	$5,980.5	$43,961.9	$36,641.3	$5,381.3	$42,022.6
Total service revenues	605.3	76.5	681.8	482.1	62.2	544.3	465.9	55.2	521.1

Total net revenues	43,283.8	7,974.2	51,258.0	38,463.5	6,042.7	44,506.2	37,107.2	5,436.5	42,543.7
Total cost of revenues	40,186.2	7,343.4	47,529.6	35,997.7	5,563.2	41,560.9	35,125.7	5,012.6	40,138.3
Selling, general and administrative expenses	1,120.0	305.0	1,425.0	884.3	229.8	1,114.1	913.0	196.2	1,109.2
Amortization of intangibles	240.5	44.6	285.1	188.6	39.5	228.1	179.9	38.6	218.5

Operating income	$1,737.1	$281.2	$2,018.3	$1,392.9	$210.2	$1,603.1	$888.6	$189.1	$1,077.7
Reconciling items to income before provision for income taxes:
Interest expense			233.7			134.2			95.8
Interest (income) and other (income) expense, net			(6.2)			(34.4)			(29.9)

Income before provision for income taxes			$1,790.8			$1,503.3			$1,011.8

Capital expenditures	$258.5	$28.4	$286.9	$142.4	$35.3	$177.7	$122.7	$28.3	$151.0

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)	Includes PolyMedica’s operating results commencing on the October 31, 2007 acquisition date, and for the subsequent period.

(3)	Includes Critical Care’s operating results commencing on the November 14, 2007 acquisition date, and for the subsequent period.

(4)	Includes a first-quarter 2006 pre-tax legal settlements charge of $162.6 million recorded to SG&A expenses.

	As of December 27, 2008			As of December 29, 2007
		Specialty			Specialty
Identifiable Assets:	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$13,267.2	$3,743.7	$17,010.9	$12,597.7	$3,620.2	$16,217.9

13.	LEGAL SETTLEMENTS CHARGE

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

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 14, “Commitments and Contingencies — Legal Proceedings,” for additional information on various lawsuits, claims proceedings and investigations that are pending against the Company and certain of its subsidiaries.

14.	COMMITMENTS AND CONTINGENCIES

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

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Government Proceedings and Requests for Information.  The Company is aware of the existence of three sealed qui tam matters. The first action is filed in the Eastern District of Pennsylvania and it appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of these two qui tam matters during settlement negotiations on an unrelated matter with the Department of Justice in 2006. The Company does not know the identities of the relators in either of these matters. These two qui tam matters were not considered in the Company’s settlement with the Department of Justice discussed in Note 13, “Legal Settlements Charge,” included in this Annual Report on Form 10-K.

A third qui tam matter relates to PolyMedica Corporation, a subsidiary of the Company acquired in the fourth quarter of 2007. The Company is currently complying with a subpoena for documents relating to this matter from the Department of Health and Human Services Office of the Inspector General and fully cooperating with the Government’s investigation. The Company has learned that the Government’s investigation arose from a qui tam complaint that was filed against the Company and PolyMedica Corporation. The Company was able to make the public disclosure of the existence of the qui tam pursuant to an order issued by the Court where the qui tam complaint was filed, permitting disclosure of the existence of the qui tam complaint. The qui tam complaint itself, and all filings in the case, remain under seal until further order of the applicable court. By order of the court, Medco is prohibited from disclosing any additional information regarding the qui tam complaint. The Government has not made an intervention decision at this time.

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

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that had contracted with the Company and that had indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck had failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the amended complaint-in-intervention filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed in Note 13, “Legal Settlements Charge”. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company had been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. In the complaint, the plaintiff further alleges, among other things, that the Company acts as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition.

In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that had contracted with the Company within three years prior to the filing of the complaint, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act, and seeks, among other things, compensatory damages, attorneys’ fees and injunctive relief. In September 2007, the Magistrate Judge recommended that the District Court deny Medco’s motion to stay the action pending arbitration, which the district court affirmed in July 2008. Medco is appealing the District Court’s decision and oral argument on the appeal is scheduled for March 2009.

Contract Litigation.  In December 2007, IMS Health Incorporated filed a demand for arbitration against the Company. In this action, IMS Health Incorporated is alleging that the Company violated the terms of a

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cross-licensing data agreement by charging a third-party a lower price for data and subsequently not adjusting the price charged to IMS Health Incorporated to be equal to what was being charged to the third party. IMS Health Incorporated is seeking a declaratory judgment to enforce the disputed terms of the agreement and damages based on the price differential. The arbitration took place in late 2008 and the decision by the arbitration panel provides for IMS to obtain different terms for the duration of the contract including receiving a reduced data set, as well as awarding damages, which are immaterial to Medco. IMS has until March 2009 to make its election, and both parties have the right to appeal.

In 2006, a group of independent pharmacies filed an arbitration demand against Medco captioned Tomeldon Company, Inc. et al. v. Medco Health Solutions, Inc. The claimant pharmacies allege, among other things, breach of contract arising out of Medco’s Pharmacy Services Manual and Medco’s audits of compound claims. The arbitration demand was filed on behalf of a purported class of retail pharmacies that had been audited for overpriced compounds. The claimants later expanded their claims to include two additional classes: one for pharmacies that claimed they lost profits after leaving Medco’s network following an audit finding of overpriced compounds and one for pharmacies subject to audits that were not yet finalized. On August 11, 2008, the arbitration panel certified the original class but only concerning certain breach of contract claims. The panel declined to certify the additional proposed classes and also declined to certify the original class based on business tort or quasi-contract claims. The parties are now engaged in fact and expert discovery regarding the breach of contract issues as defined in the panel’s opinion. A hearing is scheduled for June 2009.

Accredo.  Accredo, a former Accredo officer and a former Accredo officer who is a current Medco director are defendants in a securities class action lawsuit filed in the United States District Court for the Western District of Tennessee. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. The plaintiff class representatives purport to represent a class of individuals and entities that purchased Accredo stock during the period June 16, 2002 through April 7, 2003 and who claimed to have suffered damages from alleged acts and/or omissions by the defendants relating to a prior acquisition by Accredo of the Specialty Pharmaceutical Services Division of Gentiva Health Services, Inc. During the fourth quarter of 2008, the parties executed a written settlement of this matter and payment of settlement funds, which was partially covered by insurance, was made to an escrow agent. The court has approved the final settlement.

PolyMedica Shareholder Litigation.  In August 2007, a putative stockholder class action lawsuit related to the merger was filed by purported stockholders of PolyMedica in the Superior Court of Massachusetts for Middlesex County against, amongst others, the Company and its affiliate, MACQ Corp. The lawsuit captioned, Groen v. PolyMedica Corp. et al., alleged, among other things, that the price agreed to in the merger agreement was inadequate and unfair to the PolyMedica stockholders and that the defendants breached their duties to the stockholders and/or aided breaches of duty by other defendants in negotiating and approving the merger agreement. Shortly thereafter, two virtually identical lawsuits (only one of which named the Company as a defendant) were filed in the same court. In September 2007, the parties to these actions reached an agreement in principle to settle the actions for an immaterial amount and in May 2008, the Court granted final approval of the settlement and dismissed the actions with prejudice on the merits. Plaintiffs’ counsel’s application for attorneys’ fees was rejected by the Court, resulting in the award of costs only. Plaintiffs’ counsel has filed a motion for reconsideration of the fees with the Court.

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

MEDCO HEALTH SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

As of December 27, 2008, the Company has purchase commitments entered into by PolyMedica for diabetes supplies of $93.5 million through 2010, of which $46.4 million is committed for 2009 and technology-related agreements entered into by Medco of $60.7 million through 2011, of which $16.7 million is committed for 2009. The Company also has contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with Accredo’s Specialty Pharmacy business, consisting of a firm commitment for the first quarter of 2009 of $11.9 million, with an additional variable commitment through mid-2011 based on patient usage, and a firm commitment for 2009 of $7.3 million, with an additional commitment through 2011 with a variable price component.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (the “COSO criteria”).

Based on its assessment, management has concluded that, as of December 27, 2008, the Company’s internal control over financial reporting is effective based on the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 27, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about our directors is incorporated by reference to the discussion under the heading “Proposal 1. Election of Directors” and “Corporate Governance and Related Matters” of our Proxy Statement for the 2009 Annual Meeting of Shareholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the discussion under the heading “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Shareholders. Information about our Audit Committee, including the members of the committee and our Audit Committee financial experts, is incorporated by reference to the discussion under the headings “Corporate Governance and Related Matters — Board and Committee Membership” and “Audit Committee Report” in our Proxy Statement for the 2009 Annual Meeting of Shareholders. The balance of the information required by this Item 10 is contained in the discussion entitled “Executive Officers of the Company” in Part I of this Form 10-K.

The Company’s Code of Conduct is available on our website at http://www.medcohealth.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at http://www.medcohealth.com.

Item 11.	Executive Compensation.

Information about director and executive compensation is incorporated by reference to the discussion under the headings “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Related Matters — Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information required by this item is incorporated by reference to the discussion under the caption “Ownership of Securities” and “Other Matters — Equity Compensation Plan Information” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

To facilitate compliance with the ownership guidelines and retention requirements, Medco’s Board of Directors authorized the use of prearranged trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. Rule 10b5-1 permits insiders to adopt predetermined plans for selling specified amounts of stock or exercising stock options under specified conditions and at specified times. Executive officers may only enter into a trading plan during an open trading window and they must not possess material nonpublic information regarding the company at the time they adopt the plan. Using trading plans, insiders can diversify their investment portfolios while avoiding concerns about transactions occurring at a time when they might possess material nonpublic information. Under Medco’s policy, sales instructions made pursuant to a written trading plan may be executed during a blackout period. In addition, the use of trading plans provides Medco with a greater ability to monitor trading and compliance with its stock ownership guidelines. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of February 18, 2009 (1):

	Number of
	Shares to		Number of
	be Sold		Shares	Projected	Projected
	Under the	Timing of Sales	Sold Under	Beneficial	Aggregate
Name and Position	Plan(2)	Under the Plan	the Plan(3)	Ownership(4)	Holdings(5)
Robert S. Epstein Senior Vice President, Medical and Analytical Affairs and Chief Medical Officer	37,766	Option exercise of 26,000 shall trigger if stock reaches specific price; sale of previously acquired shares shall trigger in tranches of 19,752 and 11,766 if stock reaches specified price.	19,752	117,340	395,140
Kenneth O. Klepper President and Chief Operating Officer	192,733	Option exercise in tranches of 53,333 and 99,400 shall trigger if stock reaches specific prices; sale of previously acquired shares in two tranches of 20,000 shares each shall trigger if stock reaches specific prices.	0	216,523	606,231
Karin V. Princivalle Senior Vice President, Human Resources	25,218	Option exercise of 14,200 shall trigger if stock reaches specific price; sale of 11,018 previously acquired shares shall trigger if stock reaches specified price.	0	65,444	192,778
Jack A. Smith Senior Vice President, Marketing	78,600	Option exercise in tranches of 15,000, 15,000 and 12,600 shares shall trigger if stock reaches specific prices; sale of previously acquired shares shall trigger in three tranches of 12,000 each if stock reaches specific prices.	0	87,064	222,412

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through February 18, 2009.

(2)	This column reflects the number of shares remaining to be sold as of February 18, 2009.

(3)	This column reflects the number of shares sold under the plan through February 18, 2009.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 18, 2009, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 18, 2009 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 18, 2009, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 18, 2009 outside of the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the discussions under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters — Director Independence,” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

Information about the fees for 2008 and 2007 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2009 Annual Meeting of Shareholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements.  The following financial statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 27, 2008 and December 29, 2007

Consolidated Statements of Income for the Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 30, 2006, December 29, 2007 and December 27, 2008

Consolidated Statements of Cash Flows for the Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3) Exhibits:

Exhibit
Number	Exhibit Description

3.1	Third Amended and Restated Certificate of Incorporation of Medco Health Solutions, Inc. as of May 22, 2008. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2008.
3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc. as of December 10, 2008. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2008.
4.1	Form of Medco Health Solutions, Inc. common stock certificate. Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Form 10, File No. 1-31312, filed July 25, 2003.
4.2	Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s senior notes due 2013. Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.
4.3	Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s senior notes due 2018. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 18, 2008.
10.1	Credit Agreement, dated as of April 30, 2007, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 2, 2007.
10.2	364-Day Revolving Credit Agreement, dated as of November 30, 2007, among the Registrant, the lenders party thereto, Citibank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 3, 2007.
10.3	Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent.
10.4	Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 29, 2005.
10.5	Medco Health Solutions, Inc. 2006 Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2006.
10.6	Medco Health Solutions, Inc. 2006 Change in Control Executive Severance Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 7, 2006.
10.7	Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.
10.8	Tax Responsibility Allocation Agreement, dated as of August 12, 2003, between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Exhibit
Number	Exhibit Description

10.9	Employee Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 2 to Form 10, File no. 1-31312, filed July 8, 2003.
10.10	Employment Agreement with David B. Snow, Jr., dated as of February 10, 2009. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.
10.11	Medco Health Solutions, Inc. Executive Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005.
10.12	Performance Goals for 2009 under the Registrant’s Executive Annual Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2009.
10.13	Form of terms and conditions for director stock option and restricted stock unit awards. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005.
10.14	Accredo Health, Incorporated 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.
10.15	Terms for Accredo Health, Incorporated Restricted Stock Grants (3-year vesting). Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.
10.16	Form of terms and conditions of Restricted Stock Unit Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed March 3, 2006.
10.17	Form of terms and conditions of Non-Qualified Stock Option Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 3, 2006.
10.18	Form of terms and conditions of the 2008 Restricted Stock Unit Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.
10.19	Form of terms and conditions of 2008 Non-Qualified Stock Option Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.
10.20	Medco Health Solutions, Inc. Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.
10.21	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services, the Office of Personnel Management, and the Department of Defense TRICARE Management Activity; Medco Health Solutions, Inc.; Diane M. Collins; and relators George Bradford Hunt, Walter William Gauger and Joseph Piacentile. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.
10.22	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and the Office of Personnel Management; Medco Health Solutions, Inc.; and relator Karl S. Schumann. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.
10.23	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.
10.24	Corporate Integrity Agreement, dated as of October 23, 2006, between the Office of the Inspector General of the Department of Health and Human Services and the Office of the Inspector General of the Office of Personnel Management and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

Exhibit
Number	Exhibit Description

12.1	Statement of Consolidated Ratios of Earnings to Fixed Charges.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, dated February 24, 2009.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MEDCO HEALTH SOLUTIONS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
($ In millions)

Allowance for Doubtful Accounts Receivable:

	Balance at					Balance
	Beginning					at End of
	of Period	Other		Provision	Write-Offs(1)	Period

Fiscal Year Ended December 27, 2008	$130.0	$1.0		$91.8	$(102.8)	$120.0
Fiscal Year Ended December 29, 2007	$81.8	$41.2	(2)	$61.9	$(54.9)	$130.0
Fiscal Year Ended December 30, 2006	$67.3	—		$46.5	$(32.0)	$81.8

(1)	Uncollectible accounts, net of recoveries.

(2)	Primarily represents balances acquired as a result of the PolyMedica and Critical Care acquisitions.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medco Health Solutions, Inc.

Dated: February 24, 2009	/s/ David B. Snow, Jr.

Name: David B. Snow, Jr.
Title: Chairman and Chief Executive Officer

Dated: February 24, 2009	/s/ Richard J. Rubino, C.P.A.

Name: Richard J. Rubino, C.P.A.
Title: Senior Vice President, Finance and Chief Financial Officer

Dated: February 24, 2009	/s/ Gabriel R. Cappucci, C.P.A.

Name: Gabriel R. Cappucci, C.P.A.
Title: Senior Vice President and Controller, Chief Accounting Officer

Dated: February 24, 2009	/s/ Howard W. Barker, Jr., C.P.A

Name: Howard W. Barker, Jr., C.P.A.
Title: Director

Dated: February 24, 2009	/s/ John L. Cassis

Name: John L. Cassis
Title: Director

Dated: February 24, 2009	/s/ Nancy-Ann DeParle

Name: Nancy-Ann DeParle
Title: Director

Dated: February 24, 2009	/s/ Michael Goldstein, C.P.A.

Name: Michael Goldstein, C.P.A.
Title: Director

Dated: February 24, 2009	/s/ Charles M. Lillis, Ph.D.

Name: Charles M. Lillis, Ph.D.
Title: Director

Dated: February 24, 2009	/s/ Myrtle S. Potter

Name: Myrtle S. Potter
Title: Director

Dated: February 24, 2009	/s/ William L. Roper, M.D., M.P.H.

Name: William L. Roper, M.D., M.P.H.
Title: Director

Dated: February 24, 2009	/s/ David D. Stevens

Name: David D. Stevens
Title: Director

Dated: February 24, 2009	/s/ Blenda J. Wilson, Ph.D.

Name: Blenda J. Wilson, Ph.D.
Title: Director