Form 10-Q
period 2009-03-28
MEDCO HEALTH SOLUTIONS INC
filed 2009-04-29
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 1-31312
MEDCO HEALTH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3461740
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Parsons Pond Drive, Franklin Lakes, NJ	07417-2603
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 201-269-3400

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
     As of the close of business on April 22, 2009, the registrant had 482,370,939 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	March 28,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,799.5	$938.4
Short-term investments	62.4	64.0
Manufacturer accounts receivable, net	1,966.3	1,858.9
Client accounts receivable, net	1,647.7	1,680.5
Income taxes receivable	214.7	213.4
Inventories, net	1,675.6	1,856.5
Prepaid expenses and other current assets	72.3	326.6
Deferred tax assets	166.7	159.2

Total current assets	7,605.2	7,097.5
Property and equipment, net	846.1	854.1
Goodwill	6,326.9	6,331.4
Intangible assets, net	2,651.9	2,666.4
Other noncurrent assets	56.1	61.5

Total assets	$17,486.2	$17,010.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,789.7	$2,878.9
Client rebates and guarantees payable	2,071.8	1,658.7
Accrued expenses and other current liabilities	717.2	660.4
Short-term debt	600.0	600.0

Total current liabilities	6,178.7	5,798.0
Long-term debt, net	4,001.2	4,002.9
Deferred tax liabilities	1,050.4	1,065.3
Other noncurrent liabilities	188.9	186.8

Total liabilities	11,419.2	11,053.0

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 2,000,000,000 shares at March 28, 2009 and December 27, 2008; issued: 654,114,083 shares at March 28, 2009 and 652,386,763 shares at December 27, 2008	6.5	6.5
Accumulated other comprehensive loss	(68.7)	(63.8)
Additional paid-in capital	7,827.5	7,788.9
Retained earnings	4,220.3	3,929.3

	11,985.6	11,660.9

Treasury stock, at cost: 164,373,496 shares at March 28, 2009 and 159,061,394 shares at December 27, 2008	(5,918.6)	(5,703.0)

Total stockholders’ equity	6,067.0	5,957.9

Total liabilities and stockholders’ equity	$17,486.2	$17,010.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended
	March 28,	March 29,
	2009	2008

Product net revenues (Includes retail co-payments of $2,259 for 2009, and $2,102 for 2008)	$14,616.3	$12,806.9
Service revenues	217.6	156.0

Total net revenues	14,833.9	12,962.9

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $2,259 for 2009, and $2,102 for 2008)	13,832.0	12,016.8
Cost of service revenues	57.8	45.9

Total cost of revenues	13,889.8	12,062.7
Selling, general and administrative expenses	340.3	328.4
Amortization of intangibles	75.9	69.5
Interest expense	45.1	50.6
Interest (income) and other (income) expense, net	(3.5)	3.7

Total costs and expenses	14,347.6	12,514.9

Income before provision for income taxes	486.3	448.0
Provision for income taxes	195.3	177.8

Net income	$291.0	$270.2

Basic earnings per share:
Weighted average shares outstanding	492.2	526.9

Earnings per share	$0.59	$0.51

Diluted earnings per share:
Weighted average shares outstanding	501.2	537.8

Earnings per share	$0.58	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

	Shares of	Shares		Accumulated
	Common	of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional
	Issued	Stock	Stock	Income (Loss)	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balances at December 27, 2008	652,387	159,061	$6.5	$(63.8)	$7,788.9	$3,929.3	$(5,703.0)	$5,957.9

Comprehensive income (loss):
Net income	—	—	—	—	—	291.0	—	291.0

Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(5.7)	—	—	—	(5.7)
Amortization of unrealized loss on cash flow hedge, net of tax of $(0.4)	—	—	—	0.6	—	—	—	0.6
Defined benefit plans, net of tax:
Amortization of prior service cost included in net periodic benefit cost, net of tax $0.4	—	—	—	(0.6)	—	—	—	(0.6)
Net gains included in net periodic benefit cost, net of tax of $(0.5)	—	—	—	0.8	—	—	—	0.8

Other comprehensive loss	—	—	—	(4.9)	—	—	—	(4.9)

Total comprehensive income	—	—	—	(4.9)	—	291.0	—	286.1
Issuance of common stock under employee stock purchase plans	120	—	—	—	5.1	—	—	5.1
Stock option activity, including tax benefit	637	—	—	—	35.1	—	—	35.1
Restricted stock unit activity, including tax benefit	970	—	—	—	(1.6)	—	—	(1.6)
Treasury stock acquired	—	5,312	—	—	—	—	(215.6)	(215.6)

Balances at March 28, 2009	654,114	164,373	$6.5	$(68.7)	$7,827.5	$4,220.3	$(5,918.6)	$6,067.0

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Quarters Ended
	March 28,	March 29,
	2009	2008
Cash flows from operating activities:
Net income	$291.0	$270.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43.2	40.1
Amortization of intangibles	75.9	69.5
Deferred income taxes	(40.5)	(42.4)
Stock-based compensation on employee stock plans	35.5	29.4
Tax benefit on employee stock plans	30.5	40.9
Excess tax benefits from stock-based compensation arrangements	(11.6)	(24.2)
Other	33.5	33.8
Net changes in assets and liabilities:
Manufacturer accounts receivable, net	(107.4)	(176.2)
Client accounts receivable, net	0.9	(125.8)
Inventories, net	180.6	(21.0)
Prepaid expenses and other current assets	254.3	(5.8)
Income taxes receivable	(1.3)	7.9
Other noncurrent assets	2.6	(4.0)
Claims and other accounts payable	(88.3)	(365.4)
Client rebates and guarantees payable	413.1	389.7
Accrued expenses and other current and noncurrent liabilities	58.3	48.8

Net cash provided by operating activities	1,170.3	165.5

Cash flows from investing activities:
Capital expenditures	(35.4)	(39.1)
Purchases of securities and other assets	(105.6)	(6.5)
Proceeds from sale of securities and other investments	44.1	—

Net cash used by investing activities	(96.9)	(45.6)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,885.7
Repayments on long-term debt	—	(1,200.0)
Debt issuance costs	—	(10.1)
Settlement of cash flow hedge	—	(45.4)
Purchase of treasury stock	(215.6)	(1,000.8)
Excess tax benefits from stock-based compensation arrangements	11.6	24.2
Net payments from employee stock plans	(8.3)	(7.0)

Net cash used by financing activities	(212.3)	(353.4)

Net increase (decrease) in cash and cash equivalents	861.1	(233.5)
Cash and cash equivalents at beginning of period	938.4	774.1

Cash and cash equivalents at end of period	$1,799.5	$540.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC’s”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008. The Company’s fiscal quarters for 2009 and 2008 each consisted of 13 weeks and ended on March 28, 2009 and March 29, 2008, respectively.

2.	RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Recently Adopted Financial Accounting Standards
     Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets”. In November 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. The Company’s adoption of EITF 08-7 in 2009 did not have an impact on the Company’s condensed consolidated financial statements.
     FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”. In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and requires additional disclosure. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. For more information, see Note 7, “Goodwill and Intangible Assets, Net,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting relating to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
     The Company’s derivatives consist of interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The Company does not expect its cash flows to be affected to any significant degree by a sudden change in market interest rates. For more information, see Note 7, “Debt,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and Note 3, “Fair Value Measurements,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company’s adoption of SFAS 161 in 2009 did not have a material impact on its consolidated financial statements.
     SFAS No. 141(R), “Business Combinations”. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This standard is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to measure and recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1 (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
     SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements.
     Recently Issued Accounting Pronouncements
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.
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

3.	FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on December 30, 2007, except with respect to those nonrecurring measurements for nonfinancial assets and nonfinancial liabilities subject to the partial deferral in FSP FAS 157-2, “Effective Date of Statement No. 157” (“FSP FAS 157-2”). The adoption of SFAS 157 in fiscal 2008 for financial assets and liabilities did not have an impact on the Company’s financial position or operating results. The adoption of FSP FAS 157-2 in 2009 did not have an impact on the Company’s financial position or results of operations in the first quarter of 2009.
     Fair Value Hierarchy. SFAS 157 defines the inputs used to measure fair value into the following hierarchy:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
     The Company utilizes the best available information in measuring fair value. The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of March 28, 2009 ($ in millions):
Medco Fair Value Measurements at Reporting Date

Description	March 28, 2009		Level 1	Level 2	Level 3
Money market mutual funds	$1,613.0	(1)	$1,613.0	$—	$—
Fair value of interest rate swap agreements	16.3	(2)	—	16.3	—
Available-for-sale investments	1.8	(3)	1.8	—	—

(1)	Reported in cash and cash equivalents on the consolidated balance sheet.

(2)	Reported in other noncurrent assets on the consolidated balance sheet.

(3)	Reported in short-term investments on the consolidated balance sheet.
     The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the consolidated balance sheets at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians. Available-for-sale investments classified as Level 1 are measured using quoted market prices for identical assets. The Company’s interest rate swap agreements are valued using observable market inputs, and therefore are classified within Level 2. Historically, there have not been significant fluctuations in the fair value of the Company’s financial assets. For more information, see Note 2, “Summary of Significant Accounting Policies—Recently Adopted Financial Accounting Standards,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

4.	STOCK-BASED COMPENSATION
     Stock Option Plans. The Company grants options to employees and directors to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years (director options vest in one year) and expire within 10 years from the date of the grant. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company typically grants annual stock awards in February.

     Summarized information related to stock options held by the Company’s employees and directors is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in thousands)	Exercise Price	Term	(in millions)
Outstanding at December 27, 2008	27,387.3	$29.55
Granted	6,152.1	40.57
Exercised	(625.7)	23.30
Forfeited	(194.9)	32.07

Outstanding at March 28, 2009	32,718.8	$31.73	7.15	$318.1

Exercisable at March 28, 2009	19,770.2	$25.60	6.05	$295.4

     As of March 28, 2009 there was $129.2 million of total unrecognized compensation cost related to stock options granted. That cost is expected to be recognized over a weighted average period of 2.3 years.
     Restricted Stock Units. The Company grants restricted stock units to employees and directors. Restricted stock units generally vest after three years (director restricted stock units vest in one year). The fair value of restricted stock units granted is determined by the product of the number of shares granted and the grant-date market price of the Company’s common stock. The fair value of the restricted stock units is expensed on a straight-line basis over the requisite service period.
     Upon vesting, certain employees and directors may defer conversion of the restricted stock units to common stock. Restricted stock units granted to directors are required to be deferred until their service on the Board of Directors ends. Summarized information related to restricted stock units held by the Company’s employees and directors is as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value
Restricted Stock Units	(in thousands)	(in millions)
Outstanding at December 27, 2008	5,849.0
Granted	1,718.9
Converted	(1,593.7)
Forfeited	(30.0)

Outstanding at March 28, 2009	5,944.2	$235.9

Vested and deferred at March 28, 2009	675.2	$26.8

     The weighted average grant-date fair value of restricted stock units granted during the quarter ended March 28, 2009 was $40.58. As of March 28, 2009, there was $138.0 million of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.3 years.

5.	EARNINGS PER SHARE (“EPS”)
     The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended
	March 28,	March 29,
	2009	2008
Weighted average shares outstanding	492.2	526.9
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	9.0	10.9

Diluted weighted average shares outstanding	501.2	537.8

     SFAS No. 128, “Earnings per Share,” (“SFAS 128”) requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For the quarters ended March 28, 2009 and March 29, 2008, there were outstanding options to purchase 11.6 million and 5.5 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the SFAS 128 treasury stock method. These outstanding options may be dilutive to future EPS calculations. The decrease in the weighted average shares outstanding and diluted weighted average shares outstanding for the quarter ended March 28, 2009 compared to the same period in 2008 results from the repurchase of approximately 164.3 million shares of stock in connection with the Company’s share repurchase programs from inception in 2005 through the first quarter of 2009, compared to an equivalent amount of 132.4 million shares purchased inception-to-date through the first quarter of 2008. The Company repurchased approximately 5.3 million shares of stock in the first quarter of 2009 compared to approximately 21.0 million shares in the first quarter of 2008. Also contributing to the decrease in the diluted weighted average shares outstanding are lower stock option exercises and a lower dilutive effect of stock options and restricted stock unit awards. In accordance with SFAS 128, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.

6.	ACCOUNTS RECEIVABLE
     The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable are presented net of allowance for doubtful accounts and include a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. As of March 28, 2009 and December 27, 2008, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $483.0 million and $476.4 million, respectively.
     The Company’s allowance for doubtful accounts as of March 28, 2009 and December 27, 2008 of $134.6 million and $120.0 million, respectively, includes $85.0 million and $71.9 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 9, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Specialty Pharmacy segment. The Company’s allowance for doubtful accounts as of March 28, 2009 and December 27, 2008 also includes $33.5 million and $34.6 million, respectively, related to PolyMedica Corporation (“PolyMedica”) for diabetes supplies, which are primarily reimbursed by insurance companies and government agencies. In addition, the Company’s allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings.

7.	GOODWILL AND INTANGIBLE ASSETS, NET
     The following is a summary of the Company’s goodwill and other intangible assets ($ in millions):

	March 28, 2009			December 27, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Goodwill:
PBM(1) (3)	$5,223.8	$813.4	$4,410.4	$5,228.1	$813.4	$4,414.7
Specialty Pharmacy(2)	1,916.5	—	1,916.5	1,916.7	—	1,916.7

Total	$7,140.3	$813.4	$6,326.9	$7,144.8	$813.4	$6,331.4

Intangible assets:
PBM(1) (4)	$3,818.4	$1,884.9	$1,933.5	$3,757.1	$1,820.4	$1,936.7
Specialty Pharmacy(2)	865.2	146.8	718.4	865.1	135.4	729.7

Total	$4,683.6	$2,031.7	$2,651.9	$4,622.2	$1,955.8	$2,666.4

(1)
Principally comprised of the push-down of the excess of acquisition costs over the fair value of the Company’s net assets from the acquisition of the Company by Merck & Co., Inc. (“Merck”) in 1993, and the recorded value of Medco’s client relationships at the time of acquisition and, to a lesser extent, the Company’s acquisition of a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”) in 2008, and the Company’s acquisitions of PolyMedica in 2007 and ProVantage Health Services, Inc. in 2000.

(2)
Represents the Specialty Pharmacy segment, primarily reflecting the portion of the excess of the purchase price paid by the Company to acquire Accredo Health, Incorporated (“Accredo”) in 2005 over the fair value of tangible net assets acquired, and to a significantly lesser extent, a portion of the excess of the purchase price paid by the Company to acquire Critical Care Systems, Inc. (“Critical Care”) in 2007, and Pediatric Services of America, Inc. in 2005.

(3)	The decrease in goodwill primarily represents a foreign currency translation adjustment on the goodwill related to the acquisition of a majority interest in Europa Apotheek.

(4)	The increase in the gross carrying value of intangible assets primarily represents the recorded value of a diabetes patient list acquired in the first quarter of 2009.
     For intangible assets existing as of March 28, 2009, aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated as follows ($ in millions):

Fiscal Years Ending December
2009 (remaining)	$220.9
2010	278.2
2011	259.8
2012	250.6
2013	246.3

Total	$1,255.8

     The weighted average useful life of intangible assets subject to amortization is 23 years in total. The weighted average useful life is approximately 23 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. The Company expenses the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of March 28, 2009 is approximately 2.3 years. The Company has historically experienced client retention rates of over 95%.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS
     Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended
	March 28,	March 29,
	2009	2008
Service cost	$6.5	$5.7
Interest cost	2.8	2.3
Expected return on plan assets	(2.4)	(3.2)
Amortization of prior service cost	0.1	—
Net amortization of actuarial losses	1.1	—

Net pension cost	$8.1	$4.8

     The increase in the net pension cost for the quarter ended March 28, 2009 compared to the same period in 2008 reflects amortization of actuarial losses and reduced expected return on plan assets, which resulted from reductions in pension plan assets from investment losses in 2008. There are also additional employees participating in the cash balance retirement plan.
     The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended
	March 28, 2009	March 29, 2008
Service cost	$0.3	$0.2
Interest cost	0.2	0.2
Amortization of prior service credit	(1.0)	(1.1)
Net amortization of actuarial losses	0.1	0.2

Net postretirement benefit credit	$(0.4)	$(0.5)

     The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service credit component of the net postretirement benefit credit.

9.	SEGMENT REPORTING
     Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to the Company’s clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products, as well as majority-owned Europa Apotheek, which provides mail-order pharmacy and clinical healthcare services in Germany and the Netherlands, commencing on the April 28, 2008 acquisition date. The Specialty Pharmacy segment, which was formed at the time of the Accredo acquisition in 2005, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services.
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

	Quarter Ended March 28, 2009			Quarter Ended March 29, 2008
	PBM (1)	Specialty Pharmacy	Total (1)	PBM	Specialty Pharmacy	Total

Product net revenues	$12,352.4	$2,263.9	$14,616.3	$10,932.4	$1,874.5	$12,806.9
Service revenues	195.2	22.4	217.6	140.9	15.1	156.0

Total net revenues	12,547.6	2,286.3	14,833.9	11,073.3	1,889.6	12,962.9
Total cost of revenues	11,781.0	2,108.8	13,889.8	10,318.2	1,744.5	12,062.7
Selling, general and administrative expenses	265.5	74.8	340.3	258.0	70.4	328.4
Amortization of intangibles	64.5	11.4	75.9	58.5	11.0	69.5

Operating income	$436.6	$91.3	$527.9	$438.6	$63.7	$502.3
Reconciling items to income before provision for income taxes:

Interest expense			45.1			50.6
Interest (income) and other (income) expense, net			(3.5)			3.7

Income before provision for income taxes			$486.3			$448.0

Capital expenditures	$30.6	$4.8	$35.4	$32.7	$6.4	$39.1

Identifiable Assets:	As of March 28, 2009			As of December 27, 2008
	PBM	Specialty Pharmacy	Total	PBM	Specialty Pharmacy	Total

Total identifiable assets	$13,757.3	$3,728.9	$17,486.2	$13,267.2	$3,743.7	$17,010.9

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

10.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. The significant matters are described below.
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
     In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These assessments can involve a series of complex judgments about future events and may rely heavily on estimates and assumptions that have been deemed reasonable by management.
     Government Proceedings and Requests for Information. The Company is aware of the existence of three sealed qui tam matters. The first action is filed in the Eastern District of Pennsylvania and it appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of these two qui tam matters during settlement negotiations on an unrelated matter with the Department of Justice in 2006. The Company does not know the identities of the relators in either of these matters. These two qui tam matters were not considered in the Company’s settlement with the Department of Justice discussed in Note 13, “Legal Settlements Charge,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.
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
     In January 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that had contracted with the Company and that had indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck had failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The complaint also copies verbatim many of the allegations in the amended complaint-in-intervention filed by the U.S. Attorney for the Eastern District of Pennsylvania, discussed in Note 13, “Legal Settlements Charge” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008. The plaintiffs further allege that, as a result of these alleged practices, the Company has been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company had been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. In the complaint, the plaintiffs further allege, among other things, that the Company acts as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition.

     In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that had contracted with the Company within three years prior to the filing of the complaint, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act, and seeks, among other things, compensatory damages, attorneys’ fees and injunctive relief. In September 2007, the Magistrate Judge recommended that the District Court deny Medco’s motion to stay the action pending arbitration, which the district Court affirmed in July 2008. Medco is appealing the District Court’s decision. The Tenth Circuit Court of Appeals heard oral argument on March 9, 2009. The parties are waiting for the Court’s decision.
     Contract Litigation. In December 2007, IMS Health Incorporated (“IMS”) filed a demand for arbitration against the Company. In this action, IMS is alleging that the Company violated the terms of a cross-licensing data agreement by charging a third-party a lower price for data and subsequently not adjusting the price charged to IMS to be equal to what was being charged to the third party. IMS is seeking a declaratory judgment to enforce the disputed terms of the agreement and damages based on the price differential. The arbitration took place in late 2008 and the decision by the arbitration panel provides for IMS to obtain different terms for the duration of the contract including receiving a reduced data set, as well as awarding damages, which were immaterial to Medco. On March 5, 2009, IMS notified Medco that it did not elect to receive the reduced data set.
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
     In the ordinary course of business, the Company is involved in disputes with clients, retail pharmacies and vendors, which may involve litigation, claims, arbitrations and other proceedings. Although it is not feasible to predict or determine the final outcome of any proceedings with certainty, the Company does not believe that any of these disputes could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, liquidity and operating results.
Purchase Commitments
     As of March 28, 2009, the Company has purchase commitments primarily for diabetes supplies and technology-related agreements of $139.6 million. The Company also has contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with Accredo’s Specialty Pharmacy business, consisting of a firm commitment for the second quarter of 2009 of $15.0 million, with an additional variable commitment through mid-2011 based on patient usage, and a firm commitment for the remainder of 2009 of $67.2 million, with an additional commitment through 2011 with a variable price component.
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
•	Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients;

•	Failure to retain key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues and could harm our profitability;

•	If we do not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline;

•	If we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention;

•	If we fail to comply with complex and evolving laws and regulations in the U.S. and internationally, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations;

•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;

•	Failure in continued execution of our Medicare Part D prescription drug program, and the integration of that program into a more comprehensive retiree strategy, could adversely impact our business and financial results;

•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;

•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;

•	We are subject to corporate integrity agreements and noncompliance may impede our ability to conduct business with the federal government;

•	New legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable medical information could limit our ability to use information that is critical to the operation of our business;

•	Our Specialty Pharmacy business is highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or improve our financial performance;

•	Our ability to grow our Specialty Pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;

•	Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased credit risk;

•	Changes in industry pricing benchmarks could adversely affect our financial performance;

•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance and our liquidity;

•	Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;

•	We may be subject to liability claims for damages and other expenses that are not covered by insurance;

•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure and failure to execute could adversely impact our business;

•	We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives;

•	Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our Accredo and PolyMedica revenues and profits; and

•	Anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.
     The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business described in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents filed from time to time with the Securities and Exchange Commission (“SEC”).
Overview
     We are a leading healthcare company, serving the needs of more than 60 million people. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by the Medicare Part D Prescription Drug Plans. Through our unique Medco Therapeutic Resource Centers® in which our therapy management programs include the use of specialized pharmacists focused on specific disease states, and Accredo Health Group, Medco’s Specialty Pharmacy, we are creating innovative models for the care of patients with chronic and complex conditions.

     Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, pharmaceutical manufacturers, and particularly in Specialty Pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing PBM services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group, which we believe is the nation’s largest specialty pharmacy based on revenues. The Therapeutic Resource Center for diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we became the largest diabetes pharmacy care practice based on covered patients. In 2008, we also expanded our capabilities abroad when we acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that provides mail-order pharmacy and clinical healthcare services in Germany and the Netherlands. See Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 for more information.
     The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and members are paramount to our success; the retention of existing clients and members and winning of new clients and members poses the greatest opportunity to us and the loss thereof, including as a result of economic conditions, represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will hinge on our ability to drive mail-order volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years, as well as our ability to continue to provide innovative and competitive clinical and other services to clients and members, including through our active participation in the Medicare Part D Prescription Drug Plan (“Medicare Part D”) benefit, the rapidly growing specialty pharmacy industry and our Therapeutic Resource Centers. Additionally, our future success will depend on our continued ability to generate positive cash flows from operations with a keen focus on asset management and maximizing return on invested capital.
     Our financial performance benefits from the diversity of our client base and our clinically-driven business model, which provides better clinical outcomes at lower costs for our clients during this period of economic uncertainty. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any significant deterioration in our client or manufacturer accounts receivable.
     When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order,” we mean inventory dispensed through Medco, and its consolidated subsidiaries’ mail-order pharmacy operations.
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
Financial Performance Summary for the Quarter Ended March 28, 2009
     Our diluted earnings per share increased 16.0% to $0.58 and net income increased 7.7% to $291.0 million for the first quarter of 2009 compared to $0.50 per share and $270.2 million, respectively, for the first quarter of 2008. These increases primarily reflect higher generic dispensing rates, favorable retail pharmacy reimbursement rates and retail volumes, growth in the Specialty Pharmacy business and service margin, as well as a decrease in the diluted weighted average shares outstanding. These are partially offset by lower mail-order volumes, steeper client price discounts associated with new clients and renewals of existing clients, and decreased manufacturer rebate retention rates. In addition, these results include the operating results of majority-owned Europa Apotheek commencing on the April 28, 2008 acquisition date. For the quarter ended March 28, 2009, we generated cash flow from operations of $1,170.3 million and had cash and cash equivalents of $1,799.5 million on our consolidated balance sheet at March 28, 2009.
     The diluted weighted average shares outstanding were 501.2 million for the first quarter of 2009 compared to 537.8 million for the first quarter of 2008, representing a decrease of 6.8% resulting primarily from our share repurchase programs.
     Our total net revenues increased 14.4% to $14,833.9 million for the first quarter of 2009. Product net revenues increased 14.1% to $14,616.3 million, which reflects product price inflation primarily on brand-name drugs, as well as higher retail volume driven by new business, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts. Additionally, our service revenues increased 39.5% to $217.6 million for the first quarter of 2009, which reflects higher client and other service revenues primarily from higher claims processing administrative fees. Also contributing are increased revenues from clinical programs, formulary management fees, as well as higher revenue associated with Medicare Part D-related product offerings and data sales.
     The total prescription volume, adjusted for the difference in days supply between mail and retail, increased 9.4% to 226.1 million for the first quarter of 2009, which reflects substantially higher retail volumes attributed to new clients. The higher volume of retail prescriptions also resulted in a decrease in the adjusted mail-order penetration rate from 38.4% in the first quarter of 2008 to 34.0% in the first quarter of 2009.
     Our overall generic dispensing rate increased to 66.8% in the first quarter of 2009 from 63.3% in the first quarter of 2008, reflecting the impact of the introduction of new generic products during these periods and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in a reduction of approximately $650 million in net revenues for the first quarter of 2009.
     Our overall gross margin decreased to 6.4% in the first quarter of 2009 from 6.9% in the first quarter of 2008, primarily reflecting the higher mix of retail prescriptions. In addition, the gross margin percentage was favorably impacted by increased generic dispensing rates, retail pharmacy reimbursement rates, Specialty Pharmacy business, and service margin, partially offset by higher client price discounts and lower rebate retention.
     Selling, general and administrative (“SG&A”) expenses of $340.3 million for the first quarter of 2009 increased by $11.9 million, or 3.6%, from the first quarter of 2008, primarily reflecting higher stock-based compensation expenses and the addition of Europa Apotheek SG&A expenses.
     Amortization of intangible assets of $75.9 million for the first quarter of 2009 increased $6.4 million from the first quarter of 2008, primarily as a result of additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions. In addition, there was increased intangible amortization as a result of the acquisition of the majority interest in Europa Apotheek.
     Interest expense of $45.1 million for the first quarter of 2009 decreased $5.5 million from $50.6 million in the first quarter of 2008, primarily reflecting lower interest rates on the floating rate components of outstanding debt.
     Interest (income) and other (income) expense, net, of ($3.5) million for the first quarter of 2009 increased $7.2 million from $3.7 million in the first quarter of 2008, primarily attributable to a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “ —Liquidity and Capital Resources—Swap Agreements.” This is partially offset by decreased interest income reflecting lower interest rates.
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 40.2% for the first quarter of 2009 compared to 39.7% for the first quarter of 2008.

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
     In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues in the consolidated statements of income where the requirements of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. Premium revenues for our PDP products, which exclude member cost share, were $143 million, or less than 1% of total net revenues, in the first quarter of 2009, and $81 million, or less than 1% of total net revenues, in the first quarter of 2008.
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
     Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare Part D PDP product offerings and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,350 for coverage year 2009 and $4,050 for coverage year 2008. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.
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
     Interest expense is incurred on our senior unsecured credit facilities, accounts receivable financing facility, and senior notes, and includes net interest on our interest rate swap agreements on $200 million of the $500 million of 7.25% senior notes due in 2013. In addition, it includes amortization of the effective portion of our settled forward-starting interest rate swap agreements and amortization of debt issuance costs.
     Interest (income) and other (income) expense, net, includes interest income generated by cash and cash equivalent investments, as well as short- and long-term investments in marketable securities. In addition, it includes a loss on the ineffective portion of the settled forward-starting interest rate swap agreements recorded in the first quarter of 2008.
     For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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
     Our primary liabilities include claims and other accounts payable, client rebates and guarantees payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities are also comprised of certain premiums, and may also include cost share, and catastrophic reinsurance payments received in advance from CMS for our Medicare Part D PDP product offerings. Our debt is primarily comprised of a senior unsecured term loan facility, a senior unsecured revolving credit facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Commitments and Contractual Obligations” below.
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
     Consolidated Statements of Cash Flows
     An important element of our operating cash flows is the timing of billing cycles, which are generally two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the Specialty Pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Specialty Pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle and has a different credit risk profile. Our operating cash flows are also impacted by timing associated with our Medicare Part D PDP product offerings, including premiums, cost share, and catastrophic reinsurance received from CMS. In addition, our operating cash flows include tax benefits for employee stock plans up to the amount associated with compensation expense.
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
Client-Related Information
     Revenues from UnitedHealth Group Incorporated (“UnitedHealth Group”), currently our largest client, amounted to approximately $2,900 million, or 19%, of our net revenues in the first quarter of 2009, and approximately $2,800 million, or 21%, of our net revenues in the first quarter of 2008. We have contracted with UnitedHealth Group to provide pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in the first quarter of 2009 or 2008.
Segment Discussion
     We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products, as well as majority-owned Europa Apotheek, which provides mail-order pharmacy and clinical health care services in Germany and the Netherlands, commencing on its acquisition date. The Specialty Pharmacy segment, which was formed at the time of the Accredo acquisition in 2005, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-

threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care Systems, Inc., a provider of specialty infusion services.
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
Consolidated Results of Operations
     The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter
	Ended			Ended
	March 28,	Increase		March 29,
	2009(1)	(Decrease)		2008

Net Revenues
Retail product(2)	$9,124.6	$1,709.0	23.0%	$7,415.6
Mail-order product	5,491.7	100.4	1.9%	5,391.3

Total product(2)	$14,616.3	$1,809.4	14.1%	$12,806.9

Client and other service	175.8	61.0	53.1%	114.8
Manufacturer service	41.8	0.6	1.5%	41.2

Total service	$217.6	$61.6	39.5%	$156.0

Total net revenues(2)	$14,833.9	$1,871.0	14.4%	$12,962.9

Cost of Revenues
Product(2)	$13,832.0	$1,815.2	15.1%	$12,016.8
Service	57.8	11.9	25.9%	45.9

Total cost of revenues(2)	$13,889.8	$1,827.1	15.1%	$12,062.7

Gross Margin(3)
Product	$784.3	$(5.8)	(0.7)%	$790.1
Product gross margin percentage	5.4%	(0.8)%		6.2%
Service	$159.8	$49.7	45.1%	$110.1
Service gross margin percentage	73.4%	2.8%		70.6%
Total gross margin	$944.1	$43.9	4.9%	$900.2
Gross margin percentage	6.4%	(0.5)%		6.9%

Volume Information
Retail prescriptions	149.4	22.2	17.5%	127.2
Mail-order prescriptions	25.7	(0.9)	(3.4)%	26.6

Total prescriptions	175.1	21.3	13.8%	153.8

Adjusted prescriptions(4)	226.1	19.4	9.4%	206.7

Adjusted mail-order penetration(5)	34.0%	(4.4)%		38.4%
Other volume(6)	1.7	0.5	41.7%	1.2

Generic Dispensing Rate Information
Retail generic dispensing rate	68.5%	3.2%	65.3%
Mail-order generic dispensing rate	57.2%	3.6%	53.6%
Overall generic dispensing rate	66.8%	3.5%	63.3%

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.
(2)	Includes retail co-payments of $2,259 million for the first quarter of 2009 and $2,102 million for the first quarter of 2008.
(3)	Defined as net revenues minus cost of revenues.
(4)
Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(5)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.
(6)	Represents over-the-counter drugs, as well as diabetes supplies primarily dispensed by PolyMedica.
Net Revenues
     Retail. The $1,709 million increase in retail net revenues for the first quarter of 2009 reflects net volume increases of $1,289 million, primarily from new business, partially offset by client terminations. Also contributing to the higher retail net revenues are net price increases of $420 million driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $405 million from a greater representation of lower-priced generic drugs in the first quarter of 2009.
     Mail-Order. The $100 million increase in mail-order net revenues for the first quarter of 2009 reflects net price increases of $298 million driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. This increase is partially offset by net volume decreases of $198 million, primarily from client terminations, partially offset by new business and incremental volume from the Europa Apotheek majority-stake acquisition. The aforementioned net price variance includes the offsetting effect of approximately $245 million from a greater representation of lower-priced generic drugs in the first quarter of 2009.
     Our overall generic dispensing rate increased to 66.8% for the first quarter of 2009, compared to 63.3% for the first quarter of 2008. Mail-order and retail generic dispensing rates increased to 57.2% and 68.5%, respectively, for the first quarter of 2009, compared to 53.6% and 65.3%, respectively, for the first quarter of 2008. These increases reflect the impact of the introduction of new generic products during these periods and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics.
     Service revenues increased $61.6 million in the first quarter of 2009 as a result of higher client and other service revenues of $61.0 million, and slightly higher manufacturer service revenues of $0.6 million. The higher client and other service revenues primarily reflect higher claims processing administrative fees associated with the increased retail volume. Also contributing are increased revenues from clinical programs, formulary management fees, as well as higher revenue associated with Medicare Part D-related product offerings and data sales.
Gross Margin
     Our product gross margin percentage was 5.4% for the first quarter of 2009 compared to 6.2% for the first quarter of 2008, primarily reflecting higher retail volumes and overall higher retail mix in our prescription base. In addition, the product gross margin percentage was favorably impacted by increased generic dispensing rates, retail pharmacy reimbursement rates, and growth in the Specialty Pharmacy business, partially offset by higher client price discounts associated with new clients and renewals of existing clients, and lower rebate retention.
     Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $1,306 million for the first quarter of 2009 and $1,053 million for the first quarter of 2008, with formulary rebates representing 67.7% and 50.2% of total rebates, respectively, with market share rebates reflecting the remainder. The overall increase in rebates reflect favorable pharmaceutical manufacturer rebate contract revisions and volume from new 2009 clients, as well as improved formulary management and patient compliance, partially offset by lower rebates as a result of brand-name drug volumes that have converted to generic drugs. The increase in formulary rebate percentage of total rebates reflects the higher retail volumes generated from new business. We retained approximately $167 million, or 12.8%, of total rebates in the first quarter of 2009, and $211 million, or 20.0%, in the first quarter of 2008. The decrease in the retained rebate percentage is reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.
     Service gross margin of $159.8 million for the first quarter of 2009 increased $49.7 million compared to $110.1 million for the first quarter of 2008, reflecting the aforementioned increase in service revenues of $61.6 million, partially offset by an increase in cost of service revenues of $11.9 million. The cost of service revenues increase reflects higher labor and other costs associated with Medicare Part D and other client programs, as well as data license expenses.
     The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 28,	Increase		March 29,
	2009(1)	(Decrease)		2008

Gross margin(2).	$944.1	$43.9	4.9%	$900.2
Selling, general and administrative expenses	340.3	11.9	3.6%	328.4
Amortization of intangibles	75.9	6.4	9.2%	69.5
Interest expense	45.1	(5.5)	(10.9)%	50.6
Interest (income) and other (income) expense, net	(3.5)	(7.2)	(194.6)%	3.7

Income before provision for income taxes	486.3	38.3	8.5%	448.0
Provision for income taxes	195.3	17.5	9.8%	177.8

Net income	$291.0	$20.8	7.7%	$270.2

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.
(2)	Defined as net revenues minus cost of revenues.
Selling, General and Administrative Expenses
     SG&A expenses for the first quarter of 2009 were $340.3 million and increased from the first quarter of 2008 by $11.9 million, or 3.6%. This primarily reflects higher stock-based compensation expenses and the addition of Europa Apotheek SG&A expenses.
Amortization of Intangibles
     Amortization of intangible assets of $75.9 million for the first quarter of 2009 increased $6.4 million from the first quarter of 2008, primarily as a result of additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions. In addition, there was increased intangible amortization as a result of the acquisition of the majority interest in Europa Apotheek.
Interest Expense
     Interest expense of $45.1 million for the first quarter of 2009 decreased $5.5 million from $50.6 million in the first quarter of 2008, primarily reflecting lower interest rates on the floating rate components of outstanding debt.
     The weighted average interest rate on our indebtedness was approximately 3.8% for the first quarter of 2009 and 5.2% for the first quarter of 2008, and reflects variability in floating interest rates on the senior unsecured credit facilities, swap agreements and the accounts receivable financing facility.

Interest (Income) and Other (Income) Expense, Net
     Interest (income) and other (income) expense, net, of ($3.5) million for the first quarter of 2009 increased $7.2 million from $3.7 million in the first quarter of 2008, primarily attributable to a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “ —Liquidity and Capital Resources—Swap Agreements.” This is partially offset by decreased interest income reflecting lower interest rates.
Provision for Income Taxes
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 40.2% for the first quarter of 2009 compared to 39.7% for the first quarter of 2008.
Net Income and Earnings per Share
     Net income as a percentage of net revenues was 2.0% in the first quarter of 2009 and 2.1% in the first quarter of 2008. The associated trending results from the aforementioned factors including decreases reflected in the gross margin percentage.
     Diluted earnings per share increased 16.0% to $0.58 for the first quarter of 2009, from $0.50 for the first quarter of 2008. The diluted weighted average shares outstanding were 501.2 million for the first quarter of 2009 compared to 537.8 million for the first quarter of 2008. The decrease results from the repurchase of approximately 164.3 million shares of stock in connection with our share repurchase programs since inception in 2005 through the first quarter of 2009, compared to an equivalent amount of 132.4 million shares repurchased inception-to-date through the end of the first quarter of 2008. There were approximately 5.3 million shares repurchased in the first quarter of 2009, compared to 21.0 million in the first quarter of 2008. Also contributing to the decrease in the diluted weighted average shares outstanding are lower stock option exercises and a lower dilutive effect of stock options and restricted stock unit awards.
Segment Results of Operations
PBM Segment
     The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 28,	Increase		March 29,
	2009(1)	(Decrease)		2008

Product net revenues	$12,352.4	$1,420.0	13.0%	$10,932.4
Total service revenues	195.2	54.3	38.5%	140.9

Total net revenues	12,547.6	1,474.3	13.3%	11,073.3
Total cost of revenues	11,781.0	1,462.8	14.2%	10,318.2

Total gross margin(2)	$766.6	$11.5	1.5%	$755.1
Gross margin percentage	6.1%	(0.7)%		6.8%

Selling, general and administrative expenses	265.5	7.5	2.9%	258.0
Amortization of intangibles	64.5	6.0	10.3%	58.5

Operating income	$436.6	$(2.0)	(0.5)%	$438.6

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)	Defined as net revenues minus cost of revenues.

     PBM total net revenues of $12,547.6 million for the first quarter of 2009 increased $1,474.3 million compared to the revenues of $11,073.3 million for the first quarter of 2009. The increase primarily reflects higher retail volume driven by new business, as well as product price inflation primarily on brand-name drugs, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts.
     Gross margin was 6.1% of net revenues for the first quarter of 2009 compared to 6.8% for the first quarter of 2008, primarily driven by a higher mix of retail prescriptions. In addition, the gross margin percentage was favorably impacted by increased generic dispensing rates and favorable retail pharmacy reimbursement rates, partially offset by higher client price discounts and lower rebate retention.
     SG&A expenses for the first quarter of 2009 were $265.5 million, and increased from the first quarter of 2008 by $7.5 million. The increase primarily reflects higher stock-based compensation expenses and SG&A expenses associated with Europa Apotheek.
     Amortization of intangible assets was $64.5 million for the first quarter of 2009 and $58.5 million for the first quarter of 2008. The increase reflects additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions. In addition, there was increased intangible amortization as a result of the acquisition of a majority interest in Europa Apotheek.
     Operating income of $436.6 million for the first quarter of 2009 decreased $2.0 million, or 0.5%, compared to the first quarter of 2008. The decrease in operating income resulted from the aforementioned factors.
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
Specialty Pharmacy Segment
     The Specialty Pharmacy segment was formed at the time of the Accredo acquisition in 2005 and includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 28,	Increase		March 29,
	2009	(Decrease)		2008

Product net revenues	$2,263.9	$389.4	20.8%	$1,874.5
Total service revenues	22.4	7.3	48.3%	15.1

Total net revenues	2,286.3	396.7	21.0%	1,889.6
Total cost of revenues	2,108.8	364.3	20.9%	1,744.5

Total gross margin (1)	$177.5	$32.4	22.3%	$145.1
Gross margin percentage	7.8%	0.1%		7.7%

Selling, general and administrative expenses	74.8	4.4	6.3%	70.4
Amortization of intangibles	11.4	0.4	3.6%	11.0

Operating income	$91.3	$27.6	43.3%	$63.7

(1)	Defined as net revenues minus cost of revenues.
     Specialty Pharmacy total net revenues of $2,286.3 million for the first quarter of 2009 increased $396.7 million compared to revenues of $1,889.6 million for the first quarter of 2008. The increase reflects higher mail-order revenues as a result of increased volumes. Gross margin was 7.8% of net revenues for the first quarter of 2009 compared to 7.7% for the first quarter of 2008, primarily reflecting increased sales of higher margin products, including pulmonary arterial hypertension products, and the timing of inventory purchases, partially offset by lower margins associated with new client mix.

     SG&A expenses of $74.8 million for the first quarter of 2009 increased $4.4 million compared to SG&A expenses of $70.4 million for the first quarter 2008. This increase primarily reflects higher employee costs and technology-related expenses. Amortization of intangible assets was $11.4 million for the first quarter of 2009 compared to $11.0 million for the first quarter of 2008.
     Operating income of $91.3 million for the first quarter of 2009 increased $27.6 million, or 43.3%, compared to operating income of $63.7 million for the first quarter of 2008. The increases in operating income resulted from the aforementioned factors.
     For additional information on the Specialty Pharmacy segment, see Note 9, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Cash Flows
     The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Quarter		Quarter
	Ended		Ended
	March 28		March 29,
	2009(1)	Variance	2008
Net cash provided by operating activities	$1,170.3	$1,004.8	$165.5
Net cash used by investing activities	(96.9)	(51.3)	(45.6)
Net cash used by financing activities	(212.3)	141.1	(353.4)

Net increase (decrease) in cash and cash equivalents	861.1	1,094.6	(233.5)
Cash and cash equivalents at beginning of period	938.4	164.3	774.1

Cash and cash equivalents at end of period	$1,799.5	$1,258.9	$540.6

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.
     Operating Activities. Net cash provided by operating activities of $1,170.3 million for the first quarter of 2009 reflects net income of $291.0 million, with non-cash adjustments for depreciation and amortization of $119.1 million and stock-based compensation of $35.5 million. Additionally, there were net cash inflows of $413.1 million for client rebates and guarantees payable reflecting increased client rebate pass-back liabilities associated with business growth and net cash inflows of $254.3 million from a decrease in prepaid expenses and other current assets primarily due to the timing of a significant prepaid client rebate. In addition, there were net cash inflows of $180.6 million from a decrease in inventories, net, reflecting initiatives to improve inventory optimization. These increases were partially offset by net cash outflows of $107.4 million associated with an increase in manufacturer accounts receivable, net, reflecting increased prescription volume associated with business growth. The $1,004.8 million increase in net cash provided by operating activities in the first quarter of 2009 compared to the first quarter of 2008 is primarily due to an increase in cash flows of $277.1 million from claims and other accounts payable reflecting timing and higher retail volumes. Additionally there was an increase in cash flows of $260.1 million from prepaid expenses and other current assets resulting from the timing of a significant prepaid client rebate, and an increase in cash flows of $201.6 million from inventories, net, reflecting initiatives to improve inventory optimization.
     Investing Activities. The net cash used by investing activities of $96.9 million for the first quarter of 2009 is primarily attributable to purchases of securities and other investments of $105.6 million, $63 million of which represents a diabetes patient list acquisition. In addition, we had capital expenditures of $35.4 million associated with capitalized software development in connection with client-related programs and our Medicare Part D PDP product offerings, and technology and pharmacy operations hardware investments, including those associated with the construction of our third automated dispensing pharmacy in Whitestown, Indiana, which is expected to be operational by late 2009. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $44.1 million. The $51.3 million increase in net cash used by investing activities in the first quarter of 2009 compared to the first quarter of 2008 is primarily due to the $63 million diabetes patient list acquisition.
     Financing Activities. The net cash used by financing activities of $212.3 million for the first quarter of 2009 primarily results from $215.6 million in share repurchases. The decrease in net cash used by financing activities of $141.1 million in the first quarter of 2009 compared to the first quarter of 2008 primarily results from a decrease in share repurchases of $785.2 million, partially offset by lower net proceeds from debt of $685.7 million. Also contributing to the decrease is the $45.4 million recorded in the first quarter of 2008 for the settlement of a cash flow hedge that we entered into in December 2007 described under “—Swap Agreements” below.
     On March 18, 2008, we completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. We pay interest on both series of senior notes semi-annually on March 15 and September 15 of each year. We used the net proceeds from the sale of these senior notes to repay borrowings under our revolving credit facility used to fund acquisitions in 2007, which are described in Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.
     Total cash and short-term investments as of March 28, 2009 were $1,861.9 million, including $1,799.5 million in cash and cash equivalents. Total cash and short-term investments as of December 27, 2008 were $1,002.4 million, including $938.4 million in cash and cash equivalents. The increase of $859.5 million in cash and short-term investments for the first quarter of 2009 primarily reflects the aforementioned components impacting increased cash flows from operations, partially offset by the use of cash associated with share repurchase activity.
Looking Forward
     We believe that our current liquidity and prospects for increasing our cash flows from operations by improved working capital management assist in limiting the effects on our business from the weak capital and credit markets. At the end of the first-quarter 2009, we had additional committed borrowing capacity under our revolving credit facility of approximately $1 billion and have no required long-term debt payments until 2012. Additionally, we have a 364-day accounts receivable financing facility, which is renewable annually in July at the option of both Medco and the banks. Currently, we do not expect to increase our total outstanding debt. We fully expect that our accounts receivable financing facility will be renewed. However, if it is not, we have adequate capacity under our revolving credit facility. In the first quarter of 2009, we experienced strong cash flow from operations and anticipate that the full year of 2009 will reflect additional improvements in cash flow from operations resulting from factors such as the optimization of invested capital including enhanced inventory and receivables management.
     As a result of the current economic weakness and reduced liquidity in the marketplace, we intend to build our cash balances during 2009. Our March 28, 2009 cash balance increased to $1,799.5 million from $938.4 million at December 27, 2008. Since 2005 we have executed share repurchases of 164.3 million shares at a cost of $5.9 billion through our share repurchase programs. We currently have a $3 billion share repurchase plan, which expires in November 2010, with $2.6 billion remaining as of March 28, 2009. We intend to fund our share repurchases with our free cash flow (cash flow from operations less capital expenditures). For our cash on hand, any investments we make are within approved investing guidelines and we continue to monitor ongoing events and make investment decisions accordingly.
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
     We have clients in various industries, including the automobile manufacturer industry and the financial industry. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any significant deterioration in our client or manufacturer accounts receivables.
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
     The outstanding balance under the revolving credit facility was $1.0 billion as of March 28, 2009 and December 27, 2008. There was no activity under the revolving credit facility during the first quarter of 2009. As of March 28, 2009 and December 27, 2008, we had $987 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $13 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.
Accounts Receivable Financing Facility
     Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. At March 28, 2009 and December 27, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating. This facility is renewable annually in July at the option of both Medco and the banks. We fully expect that our accounts receivable financing facility will be renewed. However, if it is not, we have adequate capacity under our revolving credit facility.
Interest Rates
     The weighted average annual interest rate on our indebtedness was approximately 3.8% and 5.2% for the quarters ended March 28, 2009 and March 29, 2008, respectively. Several factors could change the weighted average annual interest rate, including but not limited to a change in our debt ratings, reference rates used under our bank credit facility, swap agreements and the mix of our debt, including the effect of our March 2008 issuance of senior notes.
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
     In connection with the issuance of the 5-year senior notes and 10-year senior notes described above, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for $45.4 million and included the ineffective portion that was recorded as an increase of $9.8 million to interest (income) and other (income) expense, net, for the quarter ended March 29, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive income as of March 28, 2009 and December 27, 2008 was $19.4 million and $20.0 million, net of tax, respectively.
     In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.
Covenants
     All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at March 28, 2009 and December 27, 2008.
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
     EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA, and as a result, EBITDA per adjusted prescription, is affected by the changes in prescription volumes between retail and mail order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business. Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.
     The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended
	March 28, 2009(1)	March 29, 2008
Net income	$291.0	$270.2
Add:
Interest expense	45.1	50.6
Interest (income) and other (income) expense, net	(3.5)	3.7	(2)
Provision for income taxes	195.3	177.8
Depreciation expense	43.2	40.1
Amortization expense	75.9	69.5

EBITDA	$647.0	$611.9

Adjusted prescriptions(3)	226.1	206.7

EBITDA per adjusted prescription	$2.86	$2.96

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)
Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes as discussed above in “—Liquidity and Capital Resources—Swap Agreements.”

(3)
Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

     For the first quarter of 2009 compared to the first quarter of 2008, EBITDA increased by 5.7%, compared to an increase in net income of 7.7%, and a decrease in EBITDA per adjusted prescription of 3.4%. The lower rate of increase for EBITDA compared with net income primarily reflects the aforementioned lower interest expense, as well as the higher interest and other income. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects the higher retail volumes driven by new business and overall higher retail mix in our prescription base.
Commitments and Contractual Obligations
     The following table presents our commitments and contractual obligations as of March 28, 2009, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
Long-term debt obligations (1)	$4,000.0	$—	$—	$2,800.0	$1,200.0
Interest payments on long-term debt obligations(2)	1,060.6	120.5	321.3	259.0	359.8
Operating lease obligations(3)	146.3	35.0	82.8	21.2	7.3
Purchase commitments(4)	221.8	130.4	91.4	—	—
Other(5)	25.5	—	—	25.5	—

Total	$5,454.2	$285.9	$495.5	$3,105.7	$1,567.1

(1)
Long-term debt obligations exclude $15.1 million in total unamortized discounts on our 7.25%, 6.125% and 7.125% senior notes and the fair value of interest rate swap agreements of $16.3 million on $200 million of the $500 million in 7.25% senior notes.

(2)
The variable component of interest expense for the senior unsecured credit facility is based on the LIBOR at March 28, 2009. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)
Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)
Represents purchase commitments, primarily for diabetes supplies and technology-related agreements of $139.6 million. It also includes contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with Accredo’s Specialty Pharmacy business, consisting of a firm commitment for the second quarter of 2009 of $15.0 million, with an additional variable commitment through mid-2011 based on patient usage, and a firm commitment for the remainder of 2009 of $67.2 million, with an additional commitment through 2011 with a variable price component.

(5)
As part of the acquisition of a majority interest in Europa Apotheek, we have a purchase obligation of $25.5 million anticipated to be settled in 2012, which is included in other noncurrent liabilities on the consolidated balance sheet as of March 28, 2009.

     We have a remaining minimum pension funding requirement of $4.4 million under the Internal Revenue Code (“IRC”) during 2009 for our 2008 plan year.
     We also have outstanding debt associated with our 364-day renewable accounts receivable financing facility amounting to $600 million at March 28, 2009. This is classified as short-term debt on our consolidated balance sheets.
     As of March 28, 2009, we had letters of credit outstanding of approximately $13.0 million, which were issued under our senior unsecured revolving credit facility as collateral for the deductible portion of our general liability and workers’ compensation coverage.
     As of March 28, 2009, we have total gross liabilities for income tax contingencies of $76.5 million on our consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2013. In addition, approximately 38.6% of the income tax contingencies are scheduled to settle over the next twelve months.
     For additional information regarding operating lease obligations, long-term debt, pension and other postretirement obligations, and information on deferred income taxes, see Notes 5, 7, 8 and 9, respectively, to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.
     Off-Balance Sheet Arrangements
     We have no material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Commitments and Contractual Obligations” above.
Share Repurchase Program
     Since 2005, we have executed share repurchases 164.3 million shares at a cost of $5.9 billion through our share repurchase programs. We currently have a $3 billion share repurchase plan, which expires in November 2010, with $2.6 billion remaining as of March 28, 2009. First-quarter 2009 repurchases under this previously authorized plan totaled approximately 5.3 million shares at a cost of $215.6 million and at an average per-share price of $40.59. Inception-to-date repurchases through March 28, 2009 under this program total approximately 10.5 million shares at a cost of approximately $415.6 million and at an average per-share price of $39.72. It is currently expected that share repurchases will be funded by our free cash flow (cash flow from operations less capital expenditures). Our Board of Directors periodically reviews the program and approves the associated trading parameters. For more information, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in Part II of this Quarterly Report on Form 10-Q.
Recently Adopted Financial Accounting Standards
     Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets”. In November 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. Our adoption of EITF 08-7 in 2009 did not have an impact on our condensed consolidated financial statements.
     FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”. In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and requires additional disclosure. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. For more information, see Note 7, “Goodwill and Intangible Assets, Net,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.
     SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting relating to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
     Our derivatives consist of interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates. For more information, see Note 7, “Debt,” to the audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and Note 3, “Fair Value Measurements,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Our adoption of SFAS 161 in 2009 did not have a material impact on our consolidated financial statements.
     SFAS No. 141(R), “Business Combinations”. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This standard is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to measure and recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1 (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
     SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements.
Recently Issued Accounting Pronouncements
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. We do not expect the adoption of this FSP to have a material impact on our consolidated financial statements.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
     We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of March 28, 2009, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $7.0 million in annual interest expense. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.
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

Item 4.    Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of March 28, 2009.
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
Item 1A.  Risk Factors
     Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
     We currently have a $3 billion share repurchase plan, which expires in November 2010 (the “2008 Plan”). The Company’s Board of Directors periodically reviews any share repurchase programs and approves the associated trading parameters.
     The following is a summary of the Company’s share repurchase activity for the three months ended March 28, 2009:
Issuer Purchases of Equity Securities(1)

			Total number of	Approximate
			shares purchased	dollar value of
			as part of a	shares
			publicly	that may yet be
	Total number of	Average	announced	purchased under
	shares	price paid	program since	the program(4)
Fiscal Period	purchased	per share(2)	inception(3)	(in thousands)
Balances at December 27, 2008			5,152,000	$2,800,004

Fiscal January 2009	2,095,702	$41.77	2,095,702	$2,712,469
Fiscal February 2009	692,200	$42.12	692,200	$2,683,312
Fiscal March 2009	2,523,916	$39.19	2,523,916	$2,584,402

First quarter 2009 totals	5,311,818	$40.59	5,311,818

(1)	All information set forth in the table above relates to the Company’s 2008 Plan. The 2008 Plan was announced in November 2008 and pursuant to the 2008 Plan, the Company is authorized to repurchase up to $3 billion of its common stock through November 2010.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases settled during the three months ended March 28, 2009. The average price paid per share for repurchases under the 2008 Plan from inception through March 28, 2009 is $39.72.
(3)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced 2008 Plan.
(4)	The balances at March 28, 2009 reflect the remaining authorized repurchases under the 2008 Plan.
Item 3.    Defaults Upon Senior Securities
     Not applicable.
Item 4.    Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5.    Other Information
     (a) Rule 10b5-1 Sales Plans. Medco’s comprehensive compliance program includes a broad policy against insider trading. The procedures promulgated under that policy include regularly scheduled blackout periods that apply to over 600 employees. Executive officers are prohibited from trading during the period that begins on the first day of the last month of the fiscal period and ends on the third trading day after the release of earnings. In addition, executive officers are required to pre-clear all of their trades. Medco’s executive officers are also subject to share ownership guidelines and retention requirements. The ownership targets are based on a multiple of salary (5, 3 or 1.5 times salary), but are expressed as a number of shares. The targets are determined using base salary and the closing price of our stock on the date of our Annual Meeting of Shareholders. The number of shares required to be held has been calculated using a $46.87 stock price, the closing price of our stock on the date of the 2008 Annual Meeting of Shareholders.
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

     The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of April 1, 2009 (1):

			Number of
	Number of		Shares Sold	Projected	Projected
	Shares to be Sold		Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

Robert S. Epstein Senior Vice President, Medical and Analytical Affairs and Chief Medical Officer	37,766	Option exercise of 26,000 shall trigger if stock reaches specific price; sale of 11,766 previously acquired shares shall trigger if stock reaches a specific price; and sale of 19,752 previously acquired shares occurred upon stock reaching a specific price.	19,752	149,872	416,772

Kenneth O. Klepper President and Chief Operating Officer	192,733	Option exercise in tranches of 53,333 and 99,400 shall trigger if stock reaches specific prices; sale of previously acquired shares in two tranches of 20,000 shares each shall trigger if stock reaches specific prices.	0	371,324	773,657

Jack A. Smith Senior Vice President, Marketing	78,600	Option exercise in tranches of 15,000, 15,000 and 12,600 shares shall trigger if stock reaches specific prices; sale of previously acquired shares shall trigger in three tranches of 12,000 each if stock reaches specific prices.	0	136,504	284,006

Timothy C. Wentworth Group President, Employer Accounts	51,672	Option exercise in tranches of 22,320 and 29,352 shall trigger if stock reaches specific prices; sale of 16,528 previously acquired shares triggered when stock reached a specific price.	16,528	86,213	358,486

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through April 1, 2009.
(2)	This column reflects the number of shares remaining to be sold as of April 1, 2009.
(3)	This column reflects the number of shares sold under the plan through April 1, 2009.
(4)
This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of April 1, 2009, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since April 1, 2009 outside of the plan.

(5)
This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of April 1, 2009, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since April 1, 2009 outside of the plan.

     (b) Director Nomination Procedures. On December 10, 2008, the Board of Directors of the Company, acting upon the recommendation of the Corporate Governance and Nominating Committee, adopted amendments to the Company’s Third Amended and Restated Bylaws. The amendments, which were included in the Amended and Restated Bylaws approved by the Company’s Board of Directors (the “Amended and Restated Bylaws”), primarily revise and clarify the procedures for stockholders to nominate directors and propose other business for consideration at a meeting of stockholders. The Amended and Restated Bylaws took effect upon adoption by the Board of Directors. With respect to the director nomination process, the amendments in general:

•	clarify that the advance notice provisions of the Amended and Restated Bylaws are the exclusive means for a stockholder to make a director nomination or submit other business before a meeting of stockholders (other than matters properly brought under Rule 14a-8 of the federal proxy rules, which contains its own procedural requirements);
•	require that stockholders who put forward proposals and their affiliates disclose, in addition to direct ownership interests, a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, hedging transactions, and borrowed or loaned shares) that has been entered into by, or on behalf of, the stockholder or any of its affiliates or associates, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of the stockholder or any of its affiliates or associates with respect to shares of stock of the Company;
•	provide that if a stockholder (or designated representative) does not appear to present a stockholder proposal at the stockholder meeting, the proposal will not formally be submitted to a vote of stockholders; and
•	clarify the applicable voting standards in an election of directors.
     (c) Additional Information. Medco’s public Internet site is http://www.medcohealth.com. Medco makes available free of charge, through the Investor Relations page of its Internet site (www.medcohealth.com/investor), all of its filings with the Securities and Exchange Commission. Medco intends to use the Investor Relations page of its Internet site at www.medcohealth.com/investor to disclose important information to the public. Information contained on Medco’s Internet site, or that can be accessed through its Internet site, does not constitute a part of this Quarterly Report on Form 10-Q. Medco has included its Internet site address only as an inactive textual reference and does not intend it to be an active link to its Internet site.
Item 6.    Exhibits

Number	Description	Method of Filing

3.1	Third Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2008).	Incorporated by reference.

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc. as of December 10, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2008).	Incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.
(Registrant)
Date: April 29, 2009	By:	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Date: April 29, 2009	By:	/s/ Richard J. Rubino, C.P.A.
	Name:	Richard J. Rubino, C.P.A.
	Title:	Senior Vice President, Finance and Chief Financial Officer

Index to Exhibits

Number	Description

3.1	Third Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2008).

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc. as of December 10, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.