Form 10-Q
period 2009-06-27
MEDCO HEALTH SOLUTIONS INC
filed 2009-07-29
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
     As of the close of business on July 20, 2009, the registrant had 473,742,265 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	June 27,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,085.5	$938.4
Short-term investments	62.1	64.0
Manufacturer accounts receivable, net	1,879.8	1,858.9
Client accounts receivable, net	1,938.3	1,680.5
Income taxes receivable	195.9	213.4
Inventories, net	1,497.2	1,856.5
Prepaid expenses and other current assets	69.4	326.6
Deferred tax assets	223.3	159.2

Total current assets	7,951.5	7,097.5
Property and equipment, net	862.5	854.1
Goodwill	6,331.1	6,331.4
Intangible assets, net	2,577.4	2,666.4
Other noncurrent assets	47.8	61.5

Total assets	$17,770.3	$17,010.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$3,523.0	$2,878.9
Client rebates and guarantees payable	2,169.1	1,658.7
Accrued expenses and other current liabilities	585.6	660.4
Short-term debt	609.1	600.0

Total current liabilities	6,886.8	5,798.0
Long-term debt, net	3,998.4	4,002.9
Deferred tax liabilities	1,018.0	1,065.3
Other noncurrent liabilities	200.9	186.8

Total liabilities	12,104.1	11,053.0

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 2,000,000,000 shares at June 27, 2009 and December 27, 2008; issued: 655,363,852 shares at June 27, 2009 and 652,386,763 shares at December 27, 2008	6.6	6.5
Accumulated other comprehensive loss	(62.5)	(63.8)
Additional paid-in capital	7,899.7	7,788.9
Retained earnings	4,532.5	3,929.3

	12,376.3	11,660.9

Treasury stock, at cost: 182,642,440 shares at June 27, 2009 and 159,061,394 shares at December 27, 2008	(6,710.1)	(5,703.0)

Total stockholders’ equity	5,666.2	5,957.9

Total liabilities and stockholders’ equity	$17,770.3	$17,010.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Product net revenues (Includes retail co-payments of $2,114 and $1,900 in the second quarters of 2009 and 2008, and $4,373 and $4,002 in the six months of 2009 and 2008)	$14,729.6	$12,607.1	$29,345.8	$25,414.0
Service revenues	200.8	167.5	418.5	323.6

Total net revenues	14,930.4	12,774.6	29,764.3	25,737.6

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $2,114 and $1,900 in the second quarters of 2009 and 2008, and $4,373 and $4,002 in the six months of 2009 and 2008)	13,856.1	11,794.0	27,688.0	23,810.8
Cost of service revenues	58.5	47.1	116.3	93.0

Total cost of revenues	13,914.6	11,841.1	27,804.3	23,903.8
Selling, general and administrative expenses	370.7	368.4	711.0	696.8
Amortization of intangibles	75.9	70.6	151.8	140.1
Interest expense	43.4	61.6	88.5	112.2
Interest (income) and other (income) expense, net	(2.2)	(4.1)	(5.7)	(0.4)

Total costs and expenses	14,402.4	12,337.6	28,749.9	24,852.5

Income before provision for income taxes	528.0	437.0	1,014.4	885.1
Provision for income taxes	215.9	174.3	411.2	352.2

Net income	$312.1	$262.7	$603.2	$532.9

Basic earnings per share:
Weighted average shares outstanding	479.6	507.7	485.9	517.3

Earnings per share	$0.65	$0.52	$1.24	$1.03

Diluted earnings per share:
Weighted average shares outstanding	488.0	517.6	494.5	527.7

Earnings per share	$0.64	$0.51	$1.22	$1.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

	Shares of	Shares		Accumulated
	Common	of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional
	Issued	Stock	Stock	Income (Loss)	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balances at December 27, 2008	652,387	159,061	$6.5	$(63.8)	$7,788.9	$3,929.3	$(5,703.0)	$5,957.9

Comprehensive income (loss):
Net income	—	—	—	—	—	603.2	—	603.2

Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(0.2)	—	—	—	(0.2)
Amortization of unrealized loss on cash flow hedge, net of tax of $(0.7)	—	—	—	1.1	—	—	—	1.1
Defined benefit plans, net of tax:
Amortization of prior service credit included in net periodic benefit cost, net of tax of $0.8	—	—	—	(1.2)	—	—	—	(1.2)
Net gains included in net periodic benefit cost, net of tax of $(1.0)	—	—	—	1.6	—	—	—	1.6

Other comprehensive income	—	—	—	1.3	—	—	—	1.3

Total comprehensive income	—	—	—	1.3	—	603.2	—	604.5
Issuance of common stock under employee stock purchase plans	246	—	—	—	10.1	—	—	10.1
Stock option activity, including tax benefit	1,757	—	0.1	—	86.0	—	—	86.1
Restricted stock unit activity, including tax benefit	974	—	—	—	14.7	—	—	14.7
Treasury stock acquired	—	23,581	—	—	—	—	(1,007.1)	(1,007.1)

Balances at June 27, 2009	655,364	182,642	$6.6	$(62.5)	$7,899.7	$4,532.5	$(6,710.1)	$5,666.2

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities:
Net income	$603.2	$532.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87.4	79.0
Amortization of intangibles	151.8	140.1
Deferred income taxes	(132.9)	(80.6)
Stock-based compensation on employee stock plans	71.2	63.7
Tax benefit on employee stock plans	43.8	51.7
Excess tax benefits from stock-based compensation arrangements	(20.4)	(31.4)
Other	83.1	57.1
Net changes in assets and liabilities (net of acquisition effects, 2008 only):
Manufacturer accounts receivable, net	(20.9)	(254.8)
Client accounts receivable, net	(334.3)	(279.9)
Inventories, net	359.3	(140.1)
Prepaid expenses and other current assets	257.1	(43.7)
Income taxes receivable	17.5	6.0
Other noncurrent assets	7.0	3.2
Claims and other accounts payable	644.1	(15.8)
Client rebates and guarantees payable	510.4	175.4
Accrued expenses and other current and noncurrent liabilities	(61.9)	(62.6)

Net cash provided by operating activities	2,265.5	200.2

Cash flows from investing activities:
Capital expenditures	(98.1)	(87.6)
Purchases of securities and other assets	(105.2)	(42.9)
Cash paid for Europa Apotheek Venlo B.V., net of cash acquired	—	(126.2)
Proceeds from sale of securities and other investments	44.1	35.9

Net cash used by investing activities	(159.2)	(220.8)

Cash flows from financing activities:
Proceeds from long-term debt	—	2,865.7
Repayments on long-term debt	—	(1,680.0)
Debt issuance costs	—	(11.3)
Proceeds from short-term debt	9.1	—
Settlement of cash flow hedge	—	(45.4)
Purchases of treasury stock	(1,007.1)	(1,563.3)
Excess tax benefits from stock-based compensation arrangements	20.4	31.4
Net proceeds from employee stock plans	18.4	21.1

Net cash used by financing activities	(959.2)	(381.8)

Net increase (decrease) in cash and cash equivalents	1,147.1	(402.4)
Cash and cash equivalents at beginning of period	938.4	774.1

Cash and cash equivalents at end of period	$2,085.5	$371.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC’s”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008. The Company’s second fiscal quarters for 2009 and 2008 each consisted of 13 weeks and ended on June 27, 2009 and June 28, 2008, respectively.

2.	RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Recently Adopted Financial Accounting Standards
     SFAS No. 165, “Subsequent Events”. In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 in the second quarter of 2009. The Company has evaluated subsequent events through July 29, 2009, the filing date of this Quarterly Report on Form 10-Q. The Company’s adoption of SFAS 165 did not have an impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional disclosures required under SFAS 165 are included above.
     Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets”. In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. The Company’s adoption of EITF 08-7 in 2009 did not have an impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”. In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and requires additional disclosure. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets is applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company’s adoption of this FSP in 2009 did not have an impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For additional disclosures required under this FSP, see Note 6, “Goodwill and Intangible Assets, Net,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
     The Company’s derivatives consist of interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The Company does not expect its cash flows to be affected to any significant degree by a sudden change in market interest rates. For more information, see Note 7, “Debt,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and Note 3, “Fair Value Disclosures,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company’s adoption of SFAS 161 in 2009 did not have an impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional disclosures required under SFAS 161 are included above.
     SFAS No. 141(R), “Business Combinations”. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This standard is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to measure and recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1 (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS 141(R) and FSP FAS 141(R)-1 did not have an impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The Company’s adoption of SFAS 160 did not have an impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

     FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”) which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of this FSP in the second quarter of 2009 did not have an impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For additional disclosures required under this FSP, see Note 3, “Fair Value Disclosures—Fair Value of Financial Instruments,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on
Form 10-Q.
     Recently Issued Accounting Pronouncements
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
3. FAIR VALUE DISCLOSURES
     Fair Value Measurements
     The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on December 30, 2007, except with respect to those nonrecurring measurements for nonfinancial assets and nonfinancial liabilities subject to the partial deferral in FSP FAS 157-2, “Effective Date of Statement No. 157.” The adoption of SFAS 157 in fiscal 2008 for financial assets and liabilities, and in 2009 for nonfinancial assets and liabilities, did not have an impact on the Company’s financial position or results of operations.
     Fair Value Hierarchy. SFAS 157 defines the inputs used to measure fair value into the following hierarchy:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
     The Company utilizes the best available information in measuring fair value. The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of June 27, 2009 ($ in millions):
Medco Fair Value Measurements at Reporting Date

	June 27,
Description	2009		Level 1	Level 2	Level 3
Money market mutual funds	$1,710.0	(1)	$1,710.0	$—	$—
Fair value of interest rate swap agreements	13.1	(2)	—	13.1	—
Available-for-sale investments	1.9	(3)	1.9	—	—

(1)	Reported in cash and cash equivalents on the unaudited condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited condensed consolidated balance sheet.

(3)	Reported in short-term investments on the unaudited condensed consolidated balance sheet.
     The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the consolidated balance sheets at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians. Available-for-sale investments classified as Level 1 are measured using quoted market prices for identical assets. The Company’s interest rate swap agreements are valued using observable market-based inputs, and therefore are classified within Level 2. Historically, there have not been significant fluctuations in the fair value of the Company’s financial assets. For more information, see Note 2, “Summary of Significant Accounting Policies—Recently Adopted Financial Accounting Standards,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.
     Fair Value of Financial Instruments
     The Company adopted FSP FAS 107-1 and APB 28-1 on the first day of its 2009 second fiscal quarter, which requires quarterly fair value disclosures for financial instruments. The carrying amount of the accounts receivable financing facility, the term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities, and the short-term investments approximated fair values as of June 27, 2009 and December 27, 2008. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their cash flows.
     The carrying values and the fair values of noncurrent financial assets and liabilities, that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are shown in the following table ($ in millions):

	June 27, 2009			December 27, 2008
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
Long-term investments	$1.1	(1)	$1.1	$1.1	(1)	$1.1
7.25% senior notes due 2013, net of unamortized discount	498.0	(2)	538.9	497.8	(2)	487.3
6.125% senior notes due 2013, net of unamortized discount	298.7	(2)	309.9	298.5	(2)	284.1
7.125% senior notes due 2018, net of unamortized discount	1,188.6	(2)	1,261.1	1,188.2	(2)	1,107.9
Fair value of interest rate swap agreements	13.1	(3)	13.1	18.4	(3)	18.4

(1)	Reported in other noncurrent assets on the unaudited condensed consolidated balance sheets.

(2)	Reported in long-term debt, net, on the unaudited condensed consolidated balance sheets.

(3)	Reported in other noncurrent assets on the unaudited condensed consolidated balance sheets.
     The fair values of the senior notes are based on observable relevant market information. Fluctuations between the carrying values and the fair values of the senior notes for the periods presented are associated with changes in market interest rates. The fair value of the Company’s obligation under its interest rate swap agreements, which hedge interest costs on the senior notes, is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts.
4. EARNINGS PER SHARE (“EPS”)
     The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Weighted average shares outstanding	479.6	507.7	485.9	517.3
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	8.4	9.9	8.6	10.4

Diluted weighted average shares outstanding	488.0	517.6	494.5	527.7

     SFAS No. 128, “Earnings per Share,” (“SFAS 128”) requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For both the quarter and six months ended June 27, 2009, there were outstanding options to purchase 11.2 million shares of Medco stock, which were not dilutive to the EPS calculations when applying the SFAS 128 treasury stock method. These outstanding options may be dilutive to future EPS calculations. For the quarter and six months ended June 28, 2008, there were outstanding options to purchase 5.3 million and 5.6 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations. The decreases in the weighted average shares outstanding and diluted weighted average shares outstanding for the quarter and six months ended June 27, 2009 compared to the same periods in 2008 results from the repurchase of approximately 182.6 million shares of stock in connection with the Company’s share repurchase programs from inception in 2005 through the second quarter of 2009, compared to an equivalent amount of 144.9 million shares purchased inception-to-date through the second quarter of 2008. The Company repurchased approximately 18.3 million and 23.6 million shares of stock in the second quarter and six months of 2009, respectively, compared to approximately 12.4 million and 33.5 million shares in the second quarter and six months of 2008, respectively. Also contributing to the decreases in the diluted weighted average shares outstanding is a lower dilutive effect of stock options. In accordance with SFAS 128, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.
5. ACCOUNTS RECEIVABLE
     The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable are presented net of allowance for doubtful accounts and include a reduction for rebates and guarantees payable to clients when these payables are settled on a net basis in the form of an invoice credit. As of June 27, 2009 and December 27, 2008, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $464.9 million and $476.4 million, respectively.
     The Company’s allowance for doubtful accounts as of June 27, 2009 and December 27, 2008 of $149.6 million and $120.0 million, respectively, includes $80.0 million and $71.9 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 8, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Specialty Pharmacy segment. The Company’s allowance for doubtful accounts as of June 27, 2009 and December 27, 2008 also includes $53.0 million and $34.6 million, respectively, related to PolyMedica Corporation (“PolyMedica”) for diabetes supplies, which are primarily reimbursed by insurance companies and government agencies. The increase in the reserve balance reflects increased coverage of aged balances. In addition, the Company’s allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings.
6. GOODWILL AND INTANGIBLE ASSETS, NET
     The following is a summary of the Company’s goodwill and other intangible assets ($ in millions):

	June 27, 2009			December 27, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Goodwill:
PBM(1)	$5,228.1	$813.4	$4,414.7	$5,228.1	$813.4	$4,414.7
Specialty Pharmacy(2)	1,916.4	—	1,916.4	1,916.7	—	1,916.7

Total	$7,144.5	$813.4	$6,331.1	$7,144.8	$813.4	$6,331.4

Intangible assets:
PBM(1) (3)	$3,819.9	$1,949.4	$1,870.5	$3,757.1	$1,820.4	$1,936.7
Specialty Pharmacy(2)	865.1	158.2	706.9	865.1	135.4	729.7

Total	$4,685.0	$2,107.6	$2,577.4	$4,622.2	$1,955.8	$2,666.4

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

(3)	The increase in the gross carrying value of intangible assets primarily represents the recorded value of a diabetes patient list acquired in the first quarter of 2009.
     For intangible assets existing as of June 27, 2009, aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated as follows ($ in millions):

Fiscal Years Ending December
2009 (remaining)	$151.9
2010	278.2
2011	259.8
2012	250.6
2013	246.3

Total	$1,186.8

     The weighted average useful life of intangible assets subject to amortization is 23 years in total. The weighted average useful life is approximately 23 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. The Company expenses the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of June 27, 2009 is approximately 1.9 years. The Company has historically experienced client retention rates of over 95%.
7. PENSION AND OTHER POSTRETIREMENT BENEFITS
     Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Service cost	$5.6	$6.9	$12.1	$12.6
Interest cost	3.8	2.5	6.6	4.8
Expected return on plan assets	(2.5)	(3.3)	(4.9)	(6.5)
Amortization of prior service cost	—	—	0.1	—
Net amortization of actuarial losses	1.6	0.1	2.7	0.1

Net pension cost	$8.5	$6.2	$16.6	$11.0

     The increase in the net pension cost for the quarter and six months ended June 27, 2009 compared to the same periods in 2008 reflects increased amortization of actuarial losses and reduced expected return on plan assets, which resulted from reductions in pension plan assets from investment losses in 2008.
     The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Service cost	$0.2	$0.2	$0.5	$0.4
Interest cost	0.2	0.1	0.4	0.3
Amortization of prior service credit	(1.0)	(1.0)	(2.0)	(2.1)
Net amortization of actuarial losses	0.1	0.1	0.2	0.3

Net postretirement benefit credit	$(0.5)	$(0.6)	$(0.9)	$(1.1)

     The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service credit component of the net postretirement benefit credit.
8. SEGMENT REPORTING
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

Quarterly Results:	Quarter Ended June 27, 2009			Quarter Ended June 28, 2008
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM(1)	Pharmacy	Total(1)

Product net revenues	$12,367.9	$2,361.7	$14,729.6	$10,646.7	$1,960.4	$12,607.1
Service revenues	178.3	22.5	200.8	146.0	21.5	167.5

Total net revenues	12,546.2	2,384.2	14,930.4	10,792.7	1,981.9	12,774.6
Total cost of revenues	11,706.4	2,208.2	13,914.6	10,017.1	1,824.0	11,841.1
Selling, general and administrative expenses	294.6	76.1	370.7	289.5	78.9	368.4
Amortization of intangibles	64.5	11.4	75.9	59.4	11.2	70.6

Operating income	$480.7	$88.5	$569.2	$426.7	$67.8	$494.5
Reconciling items to income before provision for income taxes:
Interest expense			43.4			61.6
Interest (income) and other (income) expense, net			(2.2)			(4.1)

Income before provision for income taxes			$528.0			$437.0

Capital expenditures	$57.1	$5.6	$62.7	$42.9	$5.6	$48.5

Year-to-Date Results:	Six Months Ended June 27, 2009			Six Months Ended June 28, 2008
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM(1)	Pharmacy	Total(1)

Product net revenues	$24,720.2	$4,625.6	$29,345.8	$21,579.0	$3,835.0	$25,414.0
Service revenues	373.6	44.9	418.5	287.0	36.6	323.6

Total net revenues	25,093.8	4,670.5	29,764.3	21,866.0	3,871.6	25,737.6
Total cost of revenues	23,487.3	4,317.0	27,804.3	20,335.2	3,568.6	23,903.8
Selling, general and administrative expenses	560.1	150.9	711.0	547.5	149.3	696.8
Amortization of intangibles	129.0	22.8	151.8	117.9	22.2	140.1

Operating income	$917.4	$179.8	$1,097.2	$865.4	$131.5	$996.9
Reconciling items to income before provision for income taxes:

Interest expense			88.5			112.2
Interest (income) and other (income) expense, net			(5.7)			(0.4)

Income before provision for income taxes			$1,014.4			$885.1

Capital expenditures	$87.7	$10.4	$98.1	$75.6	$12.0	$87.6

Identifiable Assets:	As of June 27, 2009			As of December 27, 2008
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$14,096.8	$3,673.5	$17,770.3	$13,267.2	$3,743.7	$17,010.9

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. The significant matters are described below.
     There is uncertainty regarding the possible course and outcome of the proceedings discussed below. Although it is not feasible to predict or determine the final outcome of any proceedings with certainty, the Company believes there is no litigation pending against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, liquidity and operating results. However, there can be no assurances that an adverse outcome in any of the proceedings described below will not result in material fines, penalties and damages, changes to the Company’s business practices, loss of (or litigation with) clients or a material adverse effect on the Company’s business, financial condition, liquidity and operating results. It is also possible that future results of operations for any particular quarterly or annual period could be materially adversely affected by the ultimate resolution of one or more of these matters, or changes in the Company’s assumptions or its strategies related to these proceedings. The Company continues to believe that its business practices comply in all material respects with applicable laws and regulations and is vigorously defending itself in the actions described below. The Company believes that most of the claims made in these proceedings would not likely be covered by insurance.
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
     A third qui tam matter relates to PolyMedica, a subsidiary of the Company acquired in the fourth quarter of 2007. The Company is currently complying with a subpoena for documents relating to this matter from the Department of Health and Human Services Office of the Inspector General and fully cooperating with the Government’s investigation. The Company has learned that the Government’s investigation arose from a qui tam complaint that was filed against the Company and PolyMedica. The Company was able to make the public disclosure of the existence of the qui tam pursuant to an order issued by the Court where the qui tam complaint was filed, permitting disclosure of the existence of the qui tam complaint. The qui tam complaint itself, and all filings in the case, remain under seal until further order of the applicable Court. By order of the Court, Medco is prohibited from disclosing any additional information regarding the qui tam complaint. The Government has not made an intervention decision at this time.
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
     Various appeals were taken and in October 2007, the U.S. Court of Appeals for the Second Circuit overruled all but one objection to the settlement that had been the subject of the appeals. The appeals court vacated the lower court’s approval of the settlement in one respect, and remanded the case to the District Court for further proceedings relating to the manner in which the settlement funds should be allocated between self-funded and insured plans. Since that time, the settlement has been revised to allocate a greater percentage of the settlement funds to self-funded plans, and in June 2009, the District Court approved the modified plan of allocation. The plaintiff in one of the similar Gruer series of cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., has elected to opt out of the settlement.
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
     In April 2006, the Brady plaintiffs filed a petition to transfer and consolidate various antitrust actions against PBMs, including North Jackson, Brady, and Mike’s Medical Center before a single federal judge. The motion was granted in August 2006. These actions are now consolidated for pretrial purposes in the U.S. District Court for the Eastern District of Pennsylvania. The consolidated action is known as In re Pharmacy Benefit Managers Antitrust Litigation. The plaintiffs’ motion for class certification in certain actions is currently pending before the Multidistrict Litigation Court.
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
     In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that had contracted with the Company within three years prior to the filing of the complaint, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act and asserts related claims, and seeks, among other things, compensatory damages, attorneys’ fees and injunctive relief. In September 2007, the Magistrate Judge recommended that the District Court deny Medco’s motion to stay the action pending arbitration, which the District Court affirmed in July 2008. Medco appealed the District Court’s decision, and in June 2009, the Tenth Circuit Court of Appeals affirmed in part and reversed in part, finding that any claims related to reimbursement must be arbitrated.
     Contract Litigation. In 2006, a group of independent pharmacies filed an arbitration demand against Medco captioned Tomeldon Company, Inc. et al. v. Medco Health Solutions, Inc. The claimant pharmacies allege, among other things, breach of contract arising out of Medco’s Pharmacy Services Manual and Medco’s audits of compound claims. The arbitration demand was filed on behalf of a purported class of retail pharmacies that had been audited for overpriced compounds. The claimants later expanded their claims to include two additional classes: one for pharmacies that claimed they lost profits after leaving Medco’s network following an audit finding of overpriced compounds and one for pharmacies subject to audits that were not yet finalized. In August 2008, the arbitration panel certified the original class but only concerning certain breach of contract claims. The panel declined to certify the additional proposed classes and also declined to certify the original class based on business tort or quasi-contract claims. In June 2009, the parties reached an agreement in principle to settle the dispute for an immaterial amount. The settlement agreement has been submitted to the arbitration panel for approval.
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
Purchase Commitments
     As of June 27, 2009, the Company has purchase commitments primarily for diabetes supplies and technology-related agreements of $117.6 million. The Company also has contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with Accredo’s Specialty Pharmacy business, consisting of a firm commitment for the third quarter of 2009 of $14.6 million, with an additional variable commitment through mid-2011 based on patient usage, and a firm commitment for the remainder of 2009 of $44.8 million, with an additional commitment through 2012 with a variable price component.
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
•	Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients;

•	Failure to retain key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues and could harm our profitability;

•	If we do not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline;

•	If we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention;

•	If we fail to comply with complex and evolving laws and regulations in the U.S. and internationally, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations;

•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;

•	Failure in continued execution of our retiree strategy, including the potential loss of Medicare Part D-eligible members, could adversely impact our business and financial results;

•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;

•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;

•	We are subject to corporate integrity agreements and noncompliance may impede our ability to conduct business with the federal government;

•	New legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable medical information could limit our ability to use information that is critical to the operation of our business;

•	Our Specialty Pharmacy business is highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or improve our financial performance;

•	Our ability to grow our Specialty Pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;

•	Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased credit risk;

•	Changes in industry pricing benchmarks could adversely affect our financial performance;

•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance and our liquidity;

•	Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;

•	We may be subject to liability claims for damages and other expenses that are not covered by insurance;

•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure and failure to execute could adversely impact our business;

•	We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives;

•	Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our Accredo and PolyMedica revenues and profits; and

•	Anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.

     The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business described in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents filed from time to time with the Securities and Exchange Commission (“SEC”).
Overview
     We are a leading healthcare company that is pioneering the world’s most advanced pharmacy ® and our clinical research and innovations are part of Medco making medicine smarter™ for more than 60 million Americans. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by the Medicare Part D Prescription Drug Plans. Through our unique Medco Therapeutic Resource Centers® in which our therapy management programs include the use of specialist pharmacists focused on specific disease states, and Accredo Health Group, Medco’s Specialty Pharmacy, we are creating innovative models for the care of patients with chronic and complex conditions.
     Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, pharmaceutical manufacturers, and particularly in Specialty Pharmacy, collaboration with state Medicaid agencies, and other payors such as insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing PBM services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group, which we believe is the nation’s largest specialty pharmacy based on revenues. Medco’s Therapeutic Resource Center focused on diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we became the largest diabetes pharmacy care practice based on covered patients. In 2008, we also extended our capabilities abroad when we acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that provides mail-order pharmacy and clinical healthcare services in Germany and the Netherlands. See Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 for more information.
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
     Our financial performance benefits from the diversity of our client base and our clinically-driven business model, which we believe provides better clinical outcomes at lower costs for our clients during this period of economic uncertainty. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any significant deterioration in our client or manufacturer accounts receivable.
     When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order,” we mean inventory dispensed through Medco’s mail-order pharmacy operations.

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
Financial Performance Summary for the Quarter and Six Months Ended June 27, 2009
     Our diluted earnings per share increased 25.5% to $0.64 and net income increased 18.8% to $312.1 million for the second quarter of 2009 compared to $0.51 per share and $262.7 million, respectively, for the second quarter of 2008. Our diluted earnings per share increased 20.8% to $1.22 and net income increased 13.2% to $603.2 million for the six months of 2009 compared to $1.01 per share and $532.9 million, respectively, for the six months of 2008. These increases primarily reflect higher generic dispensing rates, favorable retail pharmacy reimbursement rates and retail volumes, growth in the Specialty Pharmacy business and service margin, as well as a decrease in the diluted weighted average shares outstanding. These are partially offset by lower mail-order volumes, steeper client price discounts associated with new clients and renewals of existing clients, and decreased manufacturer rebate retention rates. In addition, these results include the operating results of majority-owned Europa Apotheek commencing on the April 28, 2008 acquisition date. For the six months ended June 27, 2009, we generated cash flow from operations of $2,265.5 million and had cash and cash equivalents of $2,085.5 million on our unaudited interim condensed consolidated balance sheet at June 27, 2009.
     The diluted weighted average shares outstanding were 488.0 million for the second quarter and 494.5 million for the six months of 2009, compared to 517.6 million for the second quarter and 527.7 million for the six months of 2008, representing decreases of 5.7% and 6.3%, respectively, resulting primarily from our share repurchase programs.
     Our total net revenues increased 16.9% to $14,930.4 million for the second quarter, and increased 15.6% to $29,764.3 million for the six months of 2009. Product net revenues increased 16.8% to $14,729.6 million for the second quarter, and 15.5% to $29,345.8 million for the six months of 2009, which reflects product price inflation primarily on brand-name drugs, as well as higher retail volume driven by new business, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts. Additionally, our service revenues increased 19.9% to $200.8 million for the second quarter, and 29.3% to $418.5 million for the six months of 2009, which reflects higher client and other service revenues primarily from higher claims processing administrative fees. Higher revenue associated with Medicare Part D-related product offerings, as well as increased revenues from clinical programs, data sales and formulary management fees, also contributed to the increase in client and other service revenues.
     The total adjusted prescription volume, which adjusts mail-order prescription volume for the difference in days supply between mail order and retail, increased 13.5% to 224.9 million for the second quarter and 11.4% to 451.1 million for the six months of 2009 and reflects substantially higher retail volumes attributed to new clients. The higher volume of retail prescriptions also resulted in a decrease in the adjusted mail-order penetration rate from 39.7% in the second quarter and 39.0% in the six months of 2008, to 34.4% in the second quarter and 34.2% in the six months of 2009.
     Our overall generic dispensing rate increased to 67.3% in the second quarter and 67.1% in the six months of 2009, from 63.7% in the second quarter and 63.5% in the six months of 2008, reflecting the impact of the introduction of new generic products during these periods and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in a reduction in net revenues of approximately $620 million for the second quarter and $1,270 million for the six months of 2009.
     Our overall gross margin decreased to 6.8% in the second quarter and 6.6% in the six months of 2009, from 7.3% in the second quarter and 7.1% in the six months of 2008, primarily reflecting the higher mix of retail prescriptions. In addition, the gross margin percentage was favorably impacted by increased generic dispensing rates, retail pharmacy reimbursement rates, Specialty Pharmacy business, and service margin, partially offset by higher client price discounts and lower rebate retention.
     Selling, general and administrative (“SG&A”) expenses of $370.7 million for the second quarter of 2009 increased slightly by $2.3 million, or 0.6%, from the second quarter of 2008. SG&A expenses of $711.0 million for the six months of 2009 increased by $14.2 million, or 2.0%, from the six months of 2008. These increases reflect higher depreciation and stock-based compensation expenses, as well as the addition of Europa Apotheek SG&A expenses, partially offset by decreases in miscellaneous expenses.
     Amortization of intangible assets of $75.9 million for the second quarter and $151.8 million for the six months of 2009 increased $5.3 million and $11.7 million, respectively, from the second quarter and six months of 2008, primarily as a result of additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions. In addition, there was increased intangible amortization as a result of the acquisition of the majority interest in Europa Apotheek.
     Interest expense of $43.4 million for the second quarter and $88.5 million for the six months of 2009 decreased $18.2 million and $23.7 million, respectively, from the second quarter and six months of 2008, primarily reflecting lower interest rates on the floating rate components of outstanding debt.
     Interest (income) and other (income) expense, net, of ($2.2) million for the second quarter decreased $1.9 million from the second quarter of 2008 reflecting lower interest rates on higher cash balances. Interest (income) and other (income) expense, net, of ($5.7) million for the six months of 2009 increased $5.3 million from ($0.4) million in the six months of 2008, primarily attributable to a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “ —Liquidity and Capital Resources—Swap Agreements.” This is partially offset by decreased interest income reflecting lower interest rates on higher cash balances.
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 40.9% for the second quarter and 40.5% for the six months of 2009, compared to 39.9% for the second quarter and 39.8% for the six months of 2008.
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
     In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income where the requirements of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. In the second quarter and six months of 2009, premium revenues for our PDP products, which exclude member cost share, were $148 million and $291 million, respectively, or less than 1% of total net revenues. In the second quarter and six months of 2008, premium revenues for our PDP products, which exclude member cost share, were $89 million and $171 million, respectively, or less than 1% of total net revenues.
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
     Interest expense is incurred on our senior unsecured bank credit facilities, accounts receivable financing facility, and senior notes, and includes net interest on our interest rate swap agreements on $200 million of the $500 million of 7.25% senior notes due in 2013. In addition, it includes amortization of the effective portion of our settled forward-starting interest rate swap agreements and amortization of debt issuance costs.
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
     Consolidated Balance Sheets
     Our primary assets include cash and cash equivalents, short-term investments, manufacturer accounts receivable, client accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangible assets. Cash and cash equivalents reflect the accumulation of net positive cash flows from our operations, investing and financing activities, and primarily include time deposits with banks or other financial institutions, and money market mutual funds. Our short-term investments include U.S. government securities that have average maturities of less than one year and that are held to satisfy statutory capital requirements for our insurance subsidiaries.
     Manufacturer accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. Client accounts receivable represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebates and guarantees payable when these payables are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also includes receivables from CMS for our Medicare Part D PDP product offerings and premiums from members.

Additionally, we have receivables from Medicare and Medicaid for a portion of our Specialty Pharmacy business, and diabetes supplies dispensed by PolyMedica.
     Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from the IRS and state and local taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the push-down of goodwill and intangibles from our acquisition by Merck & Co., Inc. in 1993, goodwill and intangibles recorded upon our acquisition in 2007 of PolyMedica, and, for the Specialty Pharmacy segment, goodwill and intangible assets recorded primarily from our acquisition of Accredo Health Incorporated (“Accredo”) in 2005 and Critical Care Systems, Inc. (“Critical Care”) in 2007.
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
Clients
     We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the second quarter and six months of 2009, our ten largest clients based on revenue accounted for approximately 49% of our net revenues, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $2,800 million and $5,600 million, or 19%, of our net revenues, respectively. For the second quarter and six months of 2008, our ten largest clients based on revenue accounted for approximately 45% of our net revenues, including UnitedHealth Group, which represented approximately $2,700 million and $5,500 million, or 21%, of our net revenues. The UnitedHealth Group account has much lower mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to the Company’s overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail volume for the second quarters and six months of 2009 and 2008. In April 2008, we announced a new agreement with UnitedHealth Group to provide pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in the second quarters and six months of 2009 or 2008.
Segment Discussion
     We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products, as well as majority-owned Europa Apotheek, which provides mail-order pharmacy and clinical healthcare services in Germany and the Netherlands, commencing on its acquisition date. The Specialty Pharmacy segment, which was formed at the time of the Accredo acquisition in 2005, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services.
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
Consolidated Results of Operations
     The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 27,			June 28,	June 27,			June 28,
	2009	Variance		2008(1)	2009	Variance		2008(1)
Net Revenues
Retail product(2)	$9,134.7	$1,977.9	27.6%	$7,156.8	$18,259.2	$3,686.9	25.3%	$14,572.3
Mail-order product	5,594.9	144.6	2.7%	5,450.3	11,086.6	244.9	2.3%	10,841.7

Total product(2)	$14,729.6	$2,122.5	16.8%	$12,607.1	$29,345.8	$3,931.8	15.5%	$25,414.0

Client and other service	165.1	46.7	39.4%	118.4	340.9	107.6	46.1%	233.3
Manufacturer service	35.7	(13.4)	(27.3%)	49.1	77.6	(12.7)	(14.1%)	90.3

Total service	$200.8	$33.3	19.9%	$167.5	$418.5	$94.9	29.3%	$323.6

Total net revenues(2)	$14,930.4	$2,155.8	16.9%	$12,774.6	$29,764.3	$4,026.7	15.6%	$25,737.6

Cost of Revenues
Product(2)	$13,856.1	$2,062.1	17.5%	$11,794.0	$27,688.0	$3,877.2	16.3%	$23,810.8
Service	58.5	11.4	24.2%	47.1	116.3	23.3	25.1%	93.0

Total cost of revenues(2)	$13,914.6	$2,073.5	17.5%	$11,841.1	$27,804.3	$3,900.5	16.3%	$23,903.8

Gross Margin(3)
Product	$873.5	$60.4	7.4%	$813.1	$1,657.8	$54.6	3.4%	$1,603.2
Product gross margin percentage	5.9%	(0.5%)		6.4%	5.6%	(0.7%)		6.3%
Service	$142.3	$21.9	18.2%	$120.4	$302.2	$71.6	31.0%	$230.6
Service gross margin percentage	70.9%	(1.0%)		71.9%	72.2%	0.9%		71.3%
Total gross margin	$1,015.8	$82.3	8.8%	$933.5	$1,960.0	$126.2	6.9%	$1,833.8
Gross margin percentage	6.8%	(0.5%)		7.3%	6.6%	(0.5%)		7.1%

Volume Information
Retail prescriptions	147.6	28.0	23.4%	119.6	296.9	50.1	20.3%	246.8
Mail-order prescriptions	25.9	(0.4)	(1.5%)	26.3	51.7	(1.2)	(2.3%)	52.9

Total prescriptions	173.5	27.6	18.9%	145.9	348.6	48.9	16.3%	299.7

Adjusted prescriptions(4)	224.9	26.8	13.5%	198.1	451.1	46.3	11.4%	404.8

Adjusted mail-order penetration(5)	34.4%	(5.3%)		39.7%	34.2%	(4.8%)		39.0%
Other volume(6)	1.7	0.2	13.3%	1.5	3.5	0.8	29.6%	2.7

Generic Dispensing Rate Information
Retail generic dispensing rate	69.0%	3.4%		65.6%	68.7%	3.3%		65.4%
Mail-order generic dispensing rate	57.7%	2.8%		54.9%	57.4%	3.2%		54.2%
Overall generic dispensing rate	67.3%	3.6%		63.7%	67.1%	3.6%		63.5%

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.
(2)	Includes retail co-payments of $2,114 million and $1,900 million for the second quarters of 2009 and 2008, and $4,373 million and $4,002 million for the six months of 2009 and 2008.
(3)	Defined as net revenues minus cost of revenues.
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
Net Revenues
     Retail. The increases in retail net revenues of $1,978 million for the second quarter and $3,687 million for the six months of 2009 reflect net volume increases of $1,678 million and $2,961 million, respectively, primarily from new business, partially offset by client terminations. Also contributing to the higher retail net revenues are net price increases of $300 million for the second quarter and $726 million for the six months of 2009 driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. The aforementioned net price variances include the offsetting effect of approximately $420 million for the second quarter and $825 million for the six months of 2009 from a greater representation of lower-priced generic drugs in 2009.
     Mail-Order. The increases in mail-order net revenues of $145 million for the second quarter and $245 million for the six months of 2009 reflect net price increases of $224 million and $515 million, respectively, driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. These increases are partially offset by net volume decreases of $79 million for the second quarter and $270 million for the six months, primarily from client terminations, and are net of new business and incremental volume from the Europa Apotheek majority-stake acquisition. The aforementioned net price variances include the offsetting effect of approximately $200 million for the second quarter and $445 million for the six months from a greater representation of lower-priced generic drugs in 2009.
     Our overall generic dispensing rate increased to 67.3% for the second quarter and 67.1% for the six months of 2009, compared to 63.7% for the second quarter and 63.5% for the six months of 2008. Mail-order and retail generic dispensing rates increased to 57.7% and 69.0%, respectively, for the second quarter of 2009, compared to 54.9% and 65.6%, respectively, for the second quarter of 2008. For the six months of 2009, mail-order and retail generic dispensing rates increased to 57.4% and 68.7%, respectively, compared to 54.2% and 65.4% for 2008, respectively. These increases reflect the impact of the introduction of new generic products during these periods and the effect of programs and client plan design changes promoting the use of lower-priced and more steeply discounted generics.
     Service revenues increased $33.3 million in the second quarter and $94.9 million in the six months of 2009 as a result of higher client and other service revenues of $46.7 million and $107.6 million, respectively, partially offset by lower manufacturer service revenues of $13.4 million and $12.7 million, respectively. The higher client and other service revenues primarily reflect higher claims processing administrative fees associated with the increased retail volume. Also contributing is higher revenue associated with Medicare Part D-related product offerings, as well as increased revenues from clinical programs, data sales and formulary management fees. The lower manufacturer service revenues reflect reduced administrative fees from manufacturer contract revisions.
Gross Margin
     Our product gross margin percentage was 5.9% for the second quarter and 5.6% for the six months of 2009, compared to 6.4% for the second quarter and 6.3% for the six months of 2008, primarily reflecting higher retail volumes and overall higher retail mix in our prescription base. In addition, the product gross margin percentage was favorably impacted by increased generic dispensing rates, retail pharmacy reimbursement rates, and growth in the Specialty Pharmacy business, partially offset by higher client price discounts associated with new clients and renewals of existing clients, and lower rebate retention.

     Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $1,331 million for the second quarter of 2009 and $1,062 million for the second quarter of 2008, with formulary rebates representing 82.1% and 53.0% of total rebates, respectively, with market share rebates reflecting the remainder. Rebates totaled $2,637 million for the six months of 2009 and $2,115 million for the six months of 2008, with formulary rebates representing 75.0% and 51.6% of total rebates, respectively. The overall increases in rebates reflect volume from new 2009 clients and favorable pharmaceutical manufacturer rebate contract revisions, as well as improved formulary management and patient compliance, partially offset by lower rebates as a result of brand-name drug volumes that have converted to generic drugs. The increases in formulary rebate percentages of total rebates reflect the higher retail volumes generated from new business. We retained approximately $181 million, or 13.6%, of total rebates in the second quarter of 2009, and $199 million, or 18.7%, in the second quarter of 2008. For the six months, we retained approximately $348 million, or 13.2%, of total rebates in 2009, and $410 million, or 19.4%, in 2008. The decreases in the retained rebate percentages are reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.
     Service gross margin of $142.3 million for the second quarter and $302.2 million for the six months of 2009 increased $21.9 million and $71.6 million, respectively, reflecting the aforementioned increase in service revenues of $33.3 million for the second quarter and $94.9 million for the six months, partially offset by increases in cost of service revenues of $11.4 million for the second quarter and $23.3 million for the six months. The cost of service revenue increases reflect higher labor and other costs associated with Medicare Part D and other client programs, as well as data license expenses.
     The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 27,			June 28,	June 27,			June 28,
	2009	Variance		2008(1)	2009	Variance		2008(1)

Gross margin(2)	$1,015.8	$82.3	8.8%	$933.5	$1,960.0	$126.2	6.9%	$1,833.8
Selling, general and administrative expenses	370.7	2.3	0.6%	368.4	711.0	14.2	2.0%	696.8
Amortization of intangibles	75.9	5.3	7.5%	70.6	151.8	11.7	8.4%	140.1
Interest expense	43.4	(18.2)	(29.5%)	61.6	88.5	(23.7)	(21.1%)	112.2
Interest (income) and other (income) expense, net	(2.2)	1.9	(46.3%)	(4.1)	(5.7)	(5.3)	N/M *	(0.4)

Income before provision for income taxes	528.0	91.0	20.8%	437.0	1,014.4	129.3	14.6%	885.1
Provision for income taxes	215.9	41.6	23.9%	174.3	411.2	59.0	16.8%	352.2

Net income	$312.1	$49.4	18.8%	$262.7	$603.2	$70.3	13.2%	$532.9

*	Not meaningful.
(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.
(2)	Defined as net revenues minus cost of revenues.
Selling, General and Administrative Expenses
     SG&A expenses for the second quarter of 2009 were $370.7 million and increased from the second quarter of 2008 by $2.3 million, or 0.6%. For the six months of 2009, SG&A expenses were $711.0 million and increased by $14.2 million, or 2.0%, from the six months of 2008. These increases reflect higher depreciation and stock-based compensation expenses, as well as the addition of Europa Apotheek SG&A expenses, partially offset by miscellaneous expense decreases including litigation reserves.
Amortization of Intangibles
     Amortization of intangible assets of $75.9 million for the second quarter and $151.8 million for the six months of 2009 increased $5.3 million and $11.7 million, respectively, from the second quarter and six months of 2008, primarily as a result of additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions. In addition, there was increased intangible amortization as a result of the acquisition of the majority interest in Europa Apotheek.
Interest Expense
     Interest expense of $43.4 million for the second quarter and $88.5 million for the six months of 2009 decreased $18.2 million and $23.7 million, respectively, from the second quarter and six months of 2008, primarily reflecting lower interest rates on the floating rate components of outstanding debt.
     The weighted average interest rate on our indebtedness was approximately 3.7% for both the second quarter and six months of 2009, compared to 5.2% for both the second quarter and six months of 2008, and reflects variability in floating interest rates on the senior unsecured bank credit facilities, swap agreements and the accounts receivable financing facility.
Interest (Income) and Other (Income) Expense, Net
     Interest (income) and other (income) expense, net, of ($2.2) million for the second quarter of 2009 decreased $1.9 million from the second quarter of 2008 reflecting lower interest rates on higher cash balances. Interest (income) and other (income) expense, net, of ($5.7) million for the six months of 2009 increased $5.3 million from ($0.4) million for the six months of 2008, primarily attributable to a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “—Liquidity and Capital Resources—Financing Facilities—Swap Agreements.” This is partially offset by lower interest income reflecting lower interest rates on higher cash balances.
Provision for Income Taxes
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 40.9% for the second quarter and 40.5% for the six months of 2009, compared to 39.9% for the second quarter and 39.8% for the six months of 2008. The increase in the second quarter 2009 effective tax rate results from the reduction in interest associated with our income taxes receivable.
Net Income and Earnings per Share
     Net income as a percentage of net revenues was 2.1% for the second quarter and 2.0% for the six months of 2009, compared to 2.1% for the second quarter and six months of 2008. The associated trending results from the aforementioned factors.
     Diluted earnings per share increased 25.5% to $0.64 in the second quarter of 2009, from $0.51 in the second quarter of 2008. For the six months, diluted earnings per share increased 20.8% to $1.22 in 2009, from $1.01 in 2008. The diluted weighted average shares outstanding were 488.0 million for the second quarter and 494.5 million for the six months of 2009, compared to 517.6 million for the second quarter and 527.7 million for the six months of 2008, representing decreases of 5.7% and 6.3%, respectively. The decreases result from the repurchase of approximately 182.6 million shares of stock in connection with our share repurchase programs since inception in 2005 through the second quarter of 2009, compared to an equivalent amount of 144.9 million shares repurchased inception-to-date through the end of the second quarter of 2008. We repurchased approximately 18.3 million and 23.6 million shares in the second quarter and six months of 2009, respectively, compared to approximately 12.4 million and 33.5 million shares in the second quarter and six months of 2008, respectively. Also contributing to the decreases in the diluted weighted average shares outstanding is a lower dilutive effect of stock options.

Segment Results of Operations
PBM Segment
     The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 27,			June 28,	June 27,			June 28,
	2009	Variance		2008(1)	2009	Variance		2008(1)
Product net revenues	$12,367.9	$1,721.2	16.2%	$10,646.7	$24,720.2	$3,141.2	14.6%	$21,579.0
Service revenues	178.3	32.3	22.1%	146.0	373.6	86.6	30.2%	287.0

Total net revenues	12,546.2	1,753.5	16.2%	10,792.7	25,093.8	3,227.8	14.8%	21,866.0
Total cost of revenues	11,706.4	1,689.3	16.9%	10,017.1	23,487.3	3,152.1	15.5%	20,335.2

Total gross margin(2)	$839.8	$64.2	8.3%	$775.6	$1,606.5	$75.7	4.9%	$1,530.8
Gross margin percentage	6.7%	(0.5%)		7.2%	6.4%	(0.6%)		7.0%

Selling, general and administrative expenses	294.6	5.1	1.8%	289.5	560.1	12.6	2.3%	547.5
Amortization of intangibles	64.5	5.1	8.6%	59.4	129.0	11.1	9.4%	117.9

Operating income	$480.7	$54.0	12.7%	$426.7	$917.4	$52.0	6.0%	$865.4

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.
(2)	Defined as net revenues minus cost of revenues.
     PBM total net revenues of $12,546.2 million for the second quarter and $25,093.8 million for the six months of 2009 increased $1,753.5 million and $3,227.8 million, respectively, compared to the revenues of $10,792.7 million for the second quarter and $21,866.0 million for the six months of 2008. The increases primarily reflect higher retail volume driven by new business, as well as product price inflation primarily on brand-name drugs, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts.
     Gross margins were 6.7% of net revenues for the second quarter and 6.4% for the six months of 2009, compared to 7.2% for the second quarter and 7.0% for the six months of 2008, primarily driven by a higher mix of retail prescriptions. In addition, the gross margin percentages were favorably impacted by increased generic dispensing rates and favorable retail pharmacy reimbursement rates, partially offset by higher client price discounts and lower rebate retention, as well as higher bad debt.
     SG&A expenses were $294.6 million for the second quarter and $560.1 million for the six months of 2009, and increased from 2008 by $5.1 million and $12.6 million, respectively. The increases reflect higher depreciation and stock-based compensation expenses, as well as SG&A expenses associated with Europa Apotheek, partially offset by decreases in miscellaneous expenses.
     Amortization of intangible assets was $64.5 million for the second quarter and $129.0 million for the six months of 2009, compared to $59.4 million for the second quarter and $117.9 million for the six months of 2008. The increases reflect additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions. In addition, there was increased intangible amortization as a result of the acquisition of a majority interest in Europa Apotheek.
     Operating income of $480.7 million for the second quarter and $917.4 million for the six months of 2009 increased $54.0 million, or 12.7%, and $52.0 million, or 6.0%, from the second quarter and six months of 2008, respectively. The increases in operating income resulted from the aforementioned factors.
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

Specialty Pharmacy Segment
     The Specialty Pharmacy segment was formed at the time of the Accredo acquisition in 2005 and includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 27,			June 28,	June 27,			June 28,
	2009	Variance		2008	2009	Variance		2008
Product net revenues	$2,361.7	$401.3	20.5%	$1,960.4	$4,625.6	$790.6	20.6%	$3,835.0
Service revenues	22.5	1.0	4.7%	21.5	44.9	8.3	22.7%	36.6

Total net revenues	2,384.2	402.3	20.3%	1,981.9	4,670.5	798.9	20.6%	3,871.6
Total cost of revenues	2,208.2	384.2	21.1%	1,824.0	4,317.0	748.4	21.0%	3,568.6

Total gross margin(1)	$176.0	$18.1	11.5%	$157.9	$353.5	$50.5	16.7%	$303.0
Gross margin percentage	7.4%	(0.6%)		8.0%	7.6%	(0.2%)		7.8%

Selling, general and administrative expenses	76.1	(2.8)	(3.5%)	78.9	150.9	1.6	1.1%	149.3
Amortization of intangibles	11.4	0.2	1.8%	11.2	22.8	0.6	2.7%	22.2

Operating income	$88.5	$20.7	30.5%	$67.8	$179.8	$48.3	36.7%	$131.5

(1)	Defined as net revenues minus cost of revenues.
     Specialty Pharmacy total net revenues of $2,384.2 million for the second quarter and $4,670.5 million for the six months of 2009 increased $402.3 million and $798.9 million, respectively, compared to revenues of $1,981.9 million for the second quarter and $3,871.6 million for the six months of 2008, reflecting new clients.
     Gross margins were 7.4% of net revenues for the second quarter and 7.6% for the six months of 2009, compared to 8.0% for the second quarter and 7.8% for the six months of 2008, primarily reflecting lower margins associated with new client mix.
     SG&A expenses of $76.1 million for the second quarter decreased $2.8 million compared to SG&A expenses of $78.9 million for the second quarter 2008, primarily reflecting lower occupancy-related costs. SG&A expenses of $150.9 million for the six months of 2009 increased $1.6 million compared to SG&A expenses of $149.3 million for the six months of 2008, primarily reflecting higher employee costs and technology-related expenses. Amortization of intangible assets was $11.4 million for the second quarter and $22.8 million for the six months of 2009, compared to $11.2 million for the second quarter and $22.2 million for the six months of 2008.
     Operating income of $88.5 million for the second quarter and $179.8 million for the six months of 2009 increased $20.7 million, or 30.5%, and $48.3 million, or 36.7%, from the second quarter and six months of 2008, respectively. The increases in operating income resulted from the aforementioned factors.
     For additional information on the Specialty Pharmacy segment, see Note 8, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
     The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Six Months Ended		Six Months Ended
	June 27,		June 28,
	2009	Variance	2008(1)
Net cash provided by operating activities	$2,265.5	$2,065.3	$200.2
Net cash used by investing activities	(159.2)	61.6	(220.8)
Net cash used by financing activities	(959.2)	(577.4)	(381.8)

Net increase (decrease) in cash and cash equivalents	1,147.1	1,549.5	(402.4)
Cash and cash equivalents at beginning of period	938.4	164.3	774.1

Cash and cash equivalents at end of period	$2,085.5	$1,713.8	$371.7

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.
     Operating Activities. Net cash provided by operating activities of $2,265.5 million for the six months of 2009 reflects net income of $603.2 million, with non-cash adjustments for depreciation and amortization of $239.2 million and stock-based compensation of $71.2 million. In addition, there were net cash inflows of $359.3 million from a decrease in inventories, net, reflecting initiatives to improve inventory optimization. Net cash flows from operating activities for the six months of 2009 includes a net cash outflow of $20.9 million from an increase in manufacturer accounts receivable, net, due to business growth of over $200 million, substantially offset by initiatives to improve working capital management. Additionally, there were net cash inflows of $644.1 million and $510.4 million from increases in claims and other accounts payable and client rebates and guarantees payable, respectively, partially offset by net cash outflows of $334.3 million from an increase in client accounts receivable, net, all of which were primarily due to increased prescription volume associated with business growth and the timing of our billing cycles. There were also net cash inflows of $257.1 million from a decrease in prepaid expenses and other current assets primarily due to the timing of a significant prepaid client rebate.
      The $2,065.3 million increase in net cash provided by operating activities for the six months of 2009 compared to the six months of 2008 is primarily due to an increase in cash flows of $499.4 million from inventories, net, reflecting initiatives to improve inventory optimization, and an increase in cash flows of $233.9 million from manufacturer accounts receivable, net, reflecting initiatives to improve working capital management. In addition, there was an increase in cash flows of $659.9 million from claims and other accounts payable reflecting higher retail volumes and an increase in cash flows of $335.0 million from client rebates and guarantees payable reflecting business growth. Additionally there was an increase in cash flows of $300.8 million from prepaid expenses and other current assets resulting from the timing of a significant prepaid client rebate.
     Investing Activities. The net cash used by investing activities of $159.2 million for the six months of 2009 is primarily attributable to capital expenditures of $98.1 million associated with capitalized software development in connection with client-related programs and our Medicare Part D PDP product offerings, and technology and pharmacy operations hardware investments, and capital expenditures associated with the construction of our third automated dispensing pharmacy in Whitestown, Indiana. In addition, we had purchases of securities and other investments of $105.2 million, $63.0 million of which represents a diabetes patient list acquired in the first quarter of 2009. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $44.1 million. The $61.6 million decrease in net cash used by investing activities in the six months of 2009 compared to the six months of 2008 is primarily due to cash paid of $126.2 million, net of cash acquired, for the acquisition of a majority interest in Europa Apotheek in the second quarter of 2008, partially offset by the $63.0 million diabetes patient list acquisition.
     Financing Activities. The net cash used by financing activities of $959.2 million for the six months of 2009 primarily results from $1,007.1 million in share repurchases. The increase in net cash used by financing activities of $577.4 million in the six months of 2009 compared to the six months of 2008 primarily results from lower net proceeds from debt of

$1,185.7 million, partially offset by lower share repurchases of $556.2 million and $45.4 million recorded in the first quarter of 2008 for the settlement of a cash flow hedge that we entered into in December 2007 described under “—Liquidity and Capital Resources—Financing Facilities—Swap Agreements” below.
     On March 18, 2008, we completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. We pay interest on both series of senior notes semi-annually on March 15 and September 15 of each year. We used the net proceeds from the sale of these senior notes to repay borrowings under our revolving credit facility used to fund the acquisitions of PolyMedica and Critical Care in 2007.
     Total cash and short-term investments as of June 27, 2009 were $2,147.6 million, including $2,085.5 million in cash and cash equivalents. Total cash and short-term investments as of December 27, 2008 were $1,002.4 million, including $938.4 million in cash and cash equivalents. The increase of $1,145.2 million in cash and short-term investments through the second quarter of 2009 primarily reflects the aforementioned components impacting increased cash flows from operations, partially offset by the use of cash associated with share repurchase activity.
Looking Forward
     We believe that our current liquidity and prospects for increasing our cash flows from operations by improved working capital management assist in limiting the effects on our business from the weaker economy. At the end of the second-quarter 2009, we had additional committed borrowing capacity under our revolving credit facility of approximately $1 billion and have no required long-term debt payments until 2012. Additionally, we have a 364-day accounts receivable financing facility, which is renewable annually at the option of both Medco and the banks and was renewed on July 27, 2009. In the first six months of 2009, we experienced strong cash flow from operations and anticipate that the full year of 2009 will reflect additional improvements in cash flow from operations resulting from factors such as the optimization of invested capital including enhanced inventory and manufacturer receivables management.
     As a result of the current economic weakness, we intend to build our cash balances during 2009. Our June 27, 2009 cash balance increased to $2,085.5 million from $938.4 million at December 27, 2008. Since 2005, we have executed share repurchases of 182.6 million shares at a cost of $6.7 billion through our share repurchase programs. We currently have a $3 billion share repurchase plan, which expires in November 2010, with $1.8 billion remaining as of June 27, 2009. From time to time, we may make additional share repurchases, which we intend to fund with our free cash flow (cash flow from operations less capital expenditures). For our cash on hand, any investments we make are within approved investing guidelines and we continue to monitor ongoing events and make investment decisions accordingly.
     The percentage rate of increase for our profitability is affected by the representation of lower-cost generic drugs in our product mix. This is primarily impacted by brand-name drugs that lose patent protection. It is anticipated that in 2009 there will be lower drug spend associated with brand-name drugs that lose patent protection, after factoring in the timing within the year of the drugs losing patent protection, as well as the penetration of these drugs within Medco’s book of business. While our profitability will increase in 2009, the timing of brand-name drugs losing patent protection will result in a lower percentage rate of increase for our profitability in 2009 compared to 2008.
     We anticipate that our 2009 capital expenditures, for items such as capitalized software development for strategic initiatives, infrastructure enhancements, and the completion of our third automated dispensing pharmacy in Whitestown, Indiana, will be approximately $235 million. We expect that capital expenditures will be funded by our cash flows from operations.
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
Financing Facilities
Five-Year Credit Facilities
     We have senior unsecured bank credit facilities consisting of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The term loan matures on April 30, 2012, at which time the entire facility is required to be repaid. If there are pre-payments on the term loan prior to the maturity date, that portion of the loan would be extinguished. At our current debt ratings, the credit facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused portion of the revolving credit facility.
     The outstanding balance under the revolving credit facility was $1.0 billion as of June 27, 2009 and December 27, 2008. There was no activity under the revolving credit facility during the first six months of 2009. As of June 27, 2009 and December 27, 2008, we had $987 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $13 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.
Accounts Receivable Financing Facility
     Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. At June 27, 2009 and December 27, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating. This facility is renewable annually at the option of both Medco and the banks and was renewed on July 27, 2009.
Interest Rates
     The weighted average annual interest rate on our indebtedness was approximately 3.7% for both the second quarter and six months of 2009, and 5.2% for both the second quarter and six months of 2008. Several factors could change the weighted average annual interest rate, including but not limited to a change in our debt ratings, reference rates used under our bank credit facility, swap agreements and the mix of our debt.
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
     In connection with the issuance of the 5-year senior notes and 10-year senior notes described above, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for $45.4 million and included the ineffective portion that was recorded as an increase of $9.8 million to interest (income) and other (income) expense, net, for the quarter ended March 29, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive income as of June 27, 2009 and December 27, 2008 was $18.8 million and $20.0 million, net of tax, respectively.
     In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The fair value of our obligation under our interest rate swap agreements, represented a net receivable of $13.1 million and $18.4 million as of June 27, 2009 and December 27, 2008, respectively, which are reported in other noncurrent assets, with offsetting amounts recorded in long-term debt, net. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.
Covenants
     All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at June 27, 2009 and December 27, 2008.
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

     The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008(1)	2009	2008(1)
Net income	$312.1	$262.7	$603.2	$532.9
Add:
Interest expense	43.4	61.6	88.5	112.2
Interest (income) and other (income) expense, net	(2.2)	(4.1)	(5.7)	(0.4	)(2)
Provision for income taxes	215.9	174.3	411.2	352.2
Depreciation expense	44.3	39.0	87.4	79.0
Amortization expense	75.9	70.6	151.8	140.1

EBITDA	$689.4	$604.1	$1,336.4	$1,216.0

Adjusted prescriptions(3)	224.9	198.1	451.1	404.8

EBITDA per adjusted prescription	$3.07	$3.05	$2.96	$3.00

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)
Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes as discussed above in “—Liquidity and Capital Resources—Financing Facilities—Swap Agreements.”

(3)
Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

     For the second quarter of 2009 compared to the second quarter of 2008, EBITDA increased by 14.1%, compared to an increase in net income of 18.8%, and an increase in EBITDA per adjusted prescription of 0.7%. For the six months of 2009 compared to the six months of 2008, EBITDA increased by 9.9%, compared to an increase in net income of 13.2%, and a decrease in EBITDA per adjusted prescription of 1.3%. The lower rate of increase for EBITDA compared with net income primarily reflects the aforementioned lower interest expense, as well as the higher interest and other income for the six months. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects the higher retail volumes driven by new business and results in an overall higher retail mix in our prescription base.
Commitments and Contractual Obligations
     The following table presents our commitments and contractual obligations as of June 27, 2009, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

		Remainder
	Total	of 2009	2010-2011	2012-2013	Thereafter
Long-term debt obligations (1)	$4,000.0	$—	$—	$2,800.0	$1,200.0
Interest payments on long-term debt obligations(2)	1,008.6	78.2	313.0	257.6	359.8
Operating lease obligations(3)	154.0	23.6	93.0	28.4	9.0
Purchase commitments(4)	177.0	85.7	91.3	—	—
Other(5)	25.9	—	—	25.9	—

Total	$5,365.5	$187.5	$497.3	$3,111.9	$1,568.8

(1)
Long-term debt obligations exclude $14.7 million in total unamortized discounts on our 7.25%, 6.125% and 7.125% senior notes and the fair value of interest rate swap agreements of $13.1 million on $200 million of the $500 million in 7.25% senior notes.

(2)
The variable component of interest expense for the senior unsecured credit facility is based on the LIBOR at June 27, 2009. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)
Represents purchase commitments, primarily for diabetes supplies and technology-related agreements of $117.6 million. It also includes contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with Accredo’s Specialty Pharmacy business, consisting of a firm commitment for the third quarter of 2009 of $14.6 million, with an additional variable commitment through mid-2011 based on patient usage, and a firm commitment for the remainder of 2009 of $44.8 million, with an additional commitment through 2012 with a variable price component.

(5)
As part of the acquisition of a majority interest in Europa Apotheek, we have a purchase obligation of $25.9 million anticipated to be settled in 2012, which is included in other noncurrent liabilities on the unaudited interim condensed consolidated balance sheet as of June 27, 2009.

     We have a minimum pension funding requirement of $4.4 million under the Internal Revenue Code (“IRC”) during 2009 for our 2008 plan year, of which $3.9 million has been paid.
     We also have outstanding debt associated with our 364-day renewable accounts receivable financing facility amounting to $600 million at June 27, 2009. This is classified as short-term debt on our unaudited interim condensed consolidated balance sheets.
     As of June 27, 2009, we had letters of credit outstanding of approximately $13.0 million, which were issued under our senior unsecured revolving credit facility as collateral for the deductible portion of our general liability and workers’ compensation coverage.
     As of June 27, 2009, we have total gross liabilities for income tax contingencies of $115.2 million on our unaudited interim condensed consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2013. In addition, approximately 59% of the income tax contingencies are scheduled to settle over the next twelve months.
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
Share Repurchase Program
     Since 2005, we have executed share repurchases of 182.6 million shares at a cost of $6.7 billion through our share repurchase programs. We currently have a $3 billion share repurchase program, which expires in November 2010, with $1.8 billion remaining as of June 27, 2009. Under the current program, we repurchased a total of 18.3 million shares for $791.5 million during the second quarter of 2009 with an average per-share cost of $43.32. Through June year-to-date 2009 under the current program, a total of 23.6 million shares were repurchased at a total cost of $1.01 billion with an average per share cost of $42.71. Since the inception of the current program in November 2008, we have repurchased 28.7 million shares for a total cost of $1.21 billion with an average per-share cost of $42.01. From time to time, we may make additional share repurchases, which we intend to fund with our free cash flow (cash flow from operations less capital expenditures). Our Board of Directors periodically reviews the program and approves the associated trading parameters. For more information, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in Part II of this Quarterly Report on Form 10-Q.

Recently Adopted Financial Accounting Standards
     SFAS No. 165, “Subsequent Events”. In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 in the second quarter of 2009. We have evaluated subsequent events through July 29, 2009, the filing date of this Quarterly Report on Form
10-Q. Our adoption of SFAS 165 did not have an impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional disclosures required under SFAS 165 are included above.
     Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets”. In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. Our adoption of EITF 08-7 in 2009 did not have an impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”. In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and requires additional disclosure. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets is applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Our adoption of this FSP in 2009 did not have an impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For additional disclosures required under this FSP, see Note 6, “Goodwill and Intangible Assets, Net,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.
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
     Our derivatives consist of interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates. For more information, see Note 7, “Debt,” to the audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and Note 3, “Fair Value Disclosures,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Our adoption of SFAS 161 in 2009 did not have an impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional disclosures required under SFAS 165 are included above.
     SFAS No. 141(R), “Business Combinations”. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This standard is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS
141(R) requires the acquiring entity in a business combination to measure and recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1 (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of SFAS 141(R) and FSP FAS 141(R)-1 did not have an impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. Our adoption of SFAS 160 did not have an impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009. Our adoption of this FSP in the second quarter of 2009 did not have an impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For additional disclosures required under this FSP, see Note 3, “Fair Value Disclosures,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
     We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of June 27, 2009, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $7.0 million in annual interest expense. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

     We operate our business primarily within the United States and execute the vast majority of our transactions in U.S. dollars. However, as a result of our acquisition of a majority interest in Europa Apotheek, which is based in the Netherlands, we are subject to foreign translation risk as Europa Apotheek’s functional currency is the Euro. This foreign translation risk is not expected to have a material impact on our consolidated financial statements.
Item 4.    Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives described above were met as of the end of the period covered by this Quarterly Report on Form 10-Q .
     There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
     In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 9, “Commitments and Contingencies—Legal Proceedings,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and are incorporated by reference herein. Such descriptions include the following recent developments:
     In 2006, a group of independent pharmacies filed an arbitration demand against Medco captioned Tomeldon Company, Inc. et al. v. Medco Health Solutions, Inc. The claimant pharmacies allege, among other things, breach of contract arising out of Medco’s Pharmacy Services Manual and Medco’s audits of compound claims. The arbitration demand was filed on behalf of a purported class of retail pharmacies that had been audited for overpriced compounds. The claimants later expanded their claims to include two additional classes: one for pharmacies that claimed they lost profits after leaving Medco’s network following an audit finding of overpriced compounds and one for pharmacies subject to audits that were not yet finalized. In August 2008, the arbitration panel certified the original class but only concerning certain breach of contract claims. The panel declined to certify the additional proposed classes and also declined to certify the original class based on business tort or quasi-contract claims. In June 2009, the parties reached an agreement in principle to settle the dispute for an immaterial amount. The settlement agreement has been submitted to the arbitration panel for approval.

Item 1A.    Risk Factors
     Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report on Form 10-K other than as set forth below.
Failure in continued execution of our retiree strategy, including the potential loss of Medicare Part D eligible members, could adversely impact our business and financial results.
     Our retiree strategy is multi-faceted and includes the provision of products and services in support of our client’s Medicare Part D plans or federal retiree drug subsidy. In addition, our strategy includes managing the potential loss of Medicare-eligible members covered under our programs with our PBM clients. Lastly, we participate in the Medicare Part D benefit with our own PDP. We have made substantial investments in the personnel and technology necessary to administer our retiree strategy.
     In time, the Medicare Part D prescription benefit could have the effect of rendering existing prescription drug benefit plans less valuable to our clients and their members, which would reduce the total market for PBM services. In addition, some of our clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the loss of these members may outweigh any opportunities for new business generated by the Medicare Part D benefit through our client Medicare Part D plans and our own PDP. As a result, we are not in a position to accurately predict the long-term impact of Medicare Part D on our business, financial condition or results of operations.
     Additionally, we have various contractual and regulatory compliance requirements associated with participating in Medicare Part D. Similar to our requirements with other clients, our policies and practices associated with executing our PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, may be imposed.
     Like many aspects of the Company’s business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program, as well as our overall retiree strategy may have an adverse effect on our financial position, results of operations or cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
     We currently have a $3 billion share repurchase program, which expires in November 2010 (the “2008 Program”). The Company’s Board of Directors periodically reviews any share repurchase programs and approves the associated trading parameters.
     The following is a summary of the Company’s share repurchase activity for the three months ended June 27, 2009:
Issuer Purchases of Equity Securities(1)

			Total number of	Approximate
			shares purchased	dollar value of
			as part of a	shares
			publicly	that may yet be
	Total number of	Average	announced	purchased under
	shares	price paid	program since	the program(4)
Fiscal Period	purchased	per share(2)	inception(3)	(in thousands)
Balances at March 28, 2009			10,463,818	$2,584,402

March 29 to April 25, 2009	8,524,588	$42.21	8,524,588	$2,224,542
April 26 to May 23, 2009	7,880,488	$44.13	7,880,488	$1,876,772
May 24 to June 27, 2009	1,863,868	$45.00	1,863,868	$1,792,905

Second quarter 2009 totals	18,268,944	$43.32	18,268,944

(1)	All information set forth in the table above relates to the Company’s 2008 Program. The 2008 Program was announced in November 2008 and pursuant to the 2008 Program, the Company is authorized to repurchase up to $3 billion of its common stock through November 2010.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases settled during the three months ended June 27, 2009. The average per-share cost for repurchases under the 2008 Program from inception through June 27, 2009 is $42.01.

(3)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced 2008 Program.

(4)	The balances at June 27, 2009 reflect the remaining authorized repurchases under the 2008 Program.
Item 3.    Defaults Upon Senior Securities
     Not applicable.
Item 4.    Submission of Matters to a Vote of Security Holders
     Medco held its Annual Meeting of Shareholders on May 21, 2009. At that meeting, shareholders voted on the following matters with the results indicated:
     (1) Election of Directors: Shareholders re-elected each of Charles M. Lillis, William L. Roper and David D. Stevens as Class III Directors of the Company for a term to expire at the 2010 Annual Meeting.

	For	Against	Abstain
Charles M. Lillis	405,454,770	18,369,704	980,653
William L. Roper, MD, MPH	411,500,729	12,333,667	970,730
David D. Stevens	421,633,130	2,195,756	976,241
     The following Directors also have terms in office that continue after the 2009 Annual Meeting: David B. Snow, Jr. (Chairman and Chief Executive Officer); Howard W. Barker, Jr., CPA; John L. Cassis; Michael Goldstein, CPA; Myrtle S. Potter and Blenda J. Wilson, Ph.D.
     (2) Ratification of Auditors: The Audit Committee’s appointment of PricewaterhouseCoopers LLP to audit the books and accounts of the Company for fiscal 2009 was ratified with a vote of 423,054,174 shares for, 1,183,091 shares against, and 567,861 abstentions.
     (3) Approval of the Executive Annual Incentive Plan: The Executive Annual Incentive Plan was approved and ratified with a vote of 400,971,992 shares for, 21,578,172 shares against, and 2,257,598 abstentions.
Item 5.    Other Information
     (a) Rule 10b5-1 Sales Plans. Medco’s comprehensive compliance program includes a broad policy against insider trading. The procedures promulgated under that policy include regularly scheduled blackout periods that apply to over 600 employees. Executive officers are prohibited from trading in Company stock during the period that begins on the first day of the last month of the fiscal period and ends on the third trading day after the release of earnings. In addition, executive officers are required to pre-clear all of their trades. Medco’s executive officers are also subject to share ownership guidelines and retention requirements. The ownership targets are based on a multiple of salary (5, 3 or 1.5 times salary), but are expressed as a number of shares. The targets are determined using base salary and the closing price of our stock on the date of our Annual Meeting of Shareholders. The number of shares required to be held has been calculated using a $44.38 stock price, the closing price of our stock on the date of the 2009 Annual Meeting of Shareholders.
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
     The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of July 1, 2009 (1):

			Number of
	Number of		Shares Sold	Projected	Projected
	Shares to be Sold		Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John P. Driscoll(6) President, New Markets	18,934	Option exercise of 18,934 shall trigger if stock reaches a specific sale price.	0	210,832	492,837

Robert S. Epstein Senior Vice President, Medical and Analytical Affairs and Chief Medical Officer	37,766	Option exercise of 26,000 shall trigger if stock reaches specific price; sale of 11,766 previously acquired shares shall trigger if stock reaches a specific price.	0	149,925	416,825

Kenneth O. Klepper President and Chief Operating Officer	192,733	Option exercise in tranches of 53,333 and 99,400 shall trigger if stock reaches specific prices; sale of previously acquired shares in two tranches of 20,000 shares each shall trigger if stock reaches specific prices.	0	370,949	773,657

Laizer Kornwasser(6) President, Liberty Medical and Senior Vice President, Channel and Generic Strategy	54,640	Option exercise in tranches of 14,000, 25,920 and 11,520 shall trigger if stock reaches specific prices; sale of 3,200 previously acquired shares shall trigger if stock reaches specific prices.	0	71,574	259,235

Karin Princivalle Senior Vice President, Human Resources	21,200	Option exercise of 14,200 shall trigger if stock reaches specific price; sale of 7,000 previously acquired shares shall trigger if stock reaches a specific price.	0	117,882	257,600

Jack A. Smith Senior Vice President, Marketing	78,600	Option exercise in tranches of 15,000, 15,000 and 12,600 shares shall trigger if stock reaches specific prices; sale of previously acquired shares shall trigger in three tranches of 12,000 each if stock reaches specific prices.	0	136,504	284,006

David B. Snow, Jr. Chief Executive Officer	476,200	Option exercise of 476,200 shall trigger if stock reaches specific prices.	0	1,627,296	2,925,821

Glenn Taylor Group President, Key Accounts	80,440	Option exercise of 45,440 shall trigger if stock reaches specific price; sale of 35,000 previously acquired shares shall trigger if stock reaches a specific price.	0	163,010	434,103

Number of
	Number of		Shares Sold	Projected	Projected
	Shares to be Sold		Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

Timothy C. Wentworth Group President, Employer Accounts	51,672	Option exercise in tranches of 22,320 and 29,352 shall trigger if stock reaches specific prices; sale of 16,528 previously acquired shares triggered when stock reached a specific price.	16,528	92,910	365,183

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through July 1, 2009.

(2)	This column reflects the number of shares remaining to be sold as of July 1, 2009.

(3)	This column reflects the number of shares sold under the plan through July 1, 2009.

(4)
This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 1, 2009, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 1, 2009 outside of the plan.

(5)
This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 1, 2009, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 1, 2009 outside of the plan.

(6)
The trading plans for Mr. Driscoll and Mr. Kornwasser also cover 100 percent of the net shares that will be delivered upon the vesting of the individual’s restricted stock units granted on February 23, 2007, after the payment of withholding taxes and provided the stock reaches a specific price. The exact number of shares will be determined on the vesting date. As a result, the shares are not reflected in this table.

     In May 2009, certain directors who have either served on the Board since Medco became a publicly traded company in August 2003 or were previously employed by the Company entered into Rule 10b5-1 sales plans to diversify a portion of their holdings in Company common stock. In each case, the directors hold an interest in Company common stock in excess of the Board’s stock ownership guidelines.
     The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our directors in effect as of July 1, 2009 (1):

			Number of
	Number of		Shares Sold	Projected	Projected
	Shares to be Sold		Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John L. Cassis Director	8,000	Sale of 8,000 previously acquired shares shall trigger if stock reaches a specific price.	0	89,900	99,900

Michael Goldstein Director	32,000	Option exercise of 32,000 shall trigger if stock reaches specific prices.	0	64,690	74,690

David D. Stevens Director	17,730	Sale of previously acquired shares shall trigger if stock reaches specific prices.	0	123,200	168,200

Blenda J. Wilson Director	32,000	Option exercise of 32,000 shall trigger if stock reaches a specific price.	0	57,900	67,900

(1)	This table does not include any trading plans entered into by any director that have been terminated or expired by their terms or have been fully executed through July 1, 2009.

(2)	This column reflects the number of shares remaining to be sold as of July 1, 2009.

(3)	This column reflects the number of shares sold under the plan through July 1, 2009.

(4)
This column reflects an estimate of the number of whole shares each identified director will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 1, 2009, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 1, 2009 outside of the plan.

(5)
This column reflects an estimate of the total aggregate number of whole shares each identified director will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 1, 2009, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 1, 2009 outside of the plan.

     (b) Additional Information. Medco’s public Internet site is http://www.medcohealth.com. Medco makes available free of charge, through the Investor Relations page of its Internet site (www.medcohealth.com/investor), all of its filings with the Securities and Exchange Commission. Medco intends to use the Investor Relations page of its Internet site at www.medcohealth.com/investor to disclose important information to the public. Information contained on Medco’s Internet site, or that can be accessed through its Internet site, does not constitute a part of this Quarterly Report on Form 10-Q. Medco has included its Internet site address only as an inactive textual reference and does not intend it to be an active link to its Internet site.
Item 6.    Exhibits

Number	Description	Method of Filing

3.1	Third Amended and Restated Articles of Incorporation of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2008).	Incorporated by reference.

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc. as of December 10, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2008).	Incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

101.INS	XBRL Instance Document.	Furnished with this document.

101.SCH	XBRL Taxonomy Extension Schema.	Furnished with this document.

Number	Description	Method of Filing

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Furnished with this document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Furnished with this document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Furnished with this document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Furnished with this document.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC.
(Registrant)

Date: July 29, 2009	By: Name:	/s/ David B. Snow, Jr. David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Date: July 29, 2009	By:	/s/ Richard J. Rubino, C.P.A.
	Name:	Richard J. Rubino, C.P.A.
	Title:	Senior Vice President, Finance and Chief Financial Officer