Form 10-Q
period 2009-09-26
MEDCO HEALTH SOLUTIONS INC
filed 2009-11-03
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of the close of business on October 29, 2009, the registrant had 476,764,395 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	September 26,	December 27,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$2,020.3	$938.4
Short-term investments	47.6	64.0
Manufacturer accounts receivable, net	1,810.9	1,858.9
Client accounts receivable, net	1,646.0	1,680.5
Income taxes receivable	197.5	213.4
Inventories, net	1,341.4	1,856.5
Prepaid expenses and other current assets	59.6	326.6
Deferred tax assets	222.8	159.2

Total current assets	7,346.1	7,097.5
Property and equipment, net	869.1	854.1
Goodwill	6,335.2	6,331.4
Intangible assets, net	2,500.6	2,666.4
Other noncurrent assets	60.8	61.5

Total assets	$17,111.8	$17,010.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,768.8	$2,878.9
Client rebates and guarantees payable	2,146.7	1,658.7
Accrued expenses and other current liabilities	620.8	660.4
Short-term debt	211.7	600.0

Total current liabilities	5,748.0	5,798.0
Long-term debt, net	3,999.2	4,002.9
Deferred tax liabilities	995.8	1,065.3
Other noncurrent liabilities	206.4	186.8

Total liabilities	10,949.4	11,053.0

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 2,000,000,000 shares at September 26, 2009 and December 27, 2008; issued: 659,018,524 shares at September 26, 2009 and 652,386,763 shares at December 27, 2008	6.6	6.5
Accumulated other comprehensive loss	(55.7)	(63.8)
Additional paid-in capital	8,053.6	7,788.9
Retained earnings	4,868.0	3,929.3

	12,872.5	11,660.9
Treasury stock, at cost: 182,642,440 shares at September 26, 2009 and 159,061,394 shares at December 27, 2008	(6,710.1)	(5,703.0)

Total stockholders’ equity	6,162.4	5,957.9

Total liabilities and stockholders’ equity	$17,111.8	$17,010.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Product net revenues (Includes retail co-payments of $2,115 and $1,828 in the third quarters of 2009 and 2008, and $6,487 and $5,830 in the nine months of 2009 and 2008)	$14,590.8	$12,390.3	$43,936.6	$37,804.3
Service revenues	204.0	168.8	622.5	492.3

Total net revenues	14,794.8	12,559.1	44,559.1	38,296.6

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $2,115 and $1,828 in the third quarters of 2009 and 2008, and $6,487 and $5,830 in the nine months of 2009 and 2008)	13,696.5	11,580.7	41,384.7	35,391.5
Cost of service revenues	58.3	53.6	174.6	146.7

Total cost of revenues	13,754.8	11,634.3	41,559.3	35,538.2
Selling, general and administrative expenses	369.0	347.2	1,080.0	1,044.0
Amortization of intangibles	78.4	71.1	230.1	211.2
Interest expense	43.3	61.5	131.8	173.6
Interest (income) and other (income) expense, net	(3.4)	(3.3)	(9.1)	(3.7)

Total costs and expenses	14,242.1	12,110.8	42,992.1	36,963.3

Income before provision for income taxes	552.7	448.3	1,567.0	1,333.3
Provision for income taxes	217.1	152.6	628.3	504.7

Net income	$335.6	$295.7	$938.7	$828.6

Basic weighted average shares outstanding	475.4	503.3	482.4	512.7

Basic earnings per share	$0.71	$0.59	$1.95	$1.62

Diluted weighted average shares outstanding	484.7	513.4	491.0	523.0

Diluted earnings per share	$0.69	$0.58	$1.91	$1.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

				Accumulated
	Shares of	Shares	$0.01 Par	Other
	Common	of	Value	Comprehensive	Additional
	Stock	Treasury	Common	Income	Paid-in	Retained	Treasury
	Issued	Stock	Stock	(Loss)	Capital	Earnings	Stock	Total
Balances at December 27, 2008	652,387	159,061	$6.5	$(63.8)	$7,788.9	$3,929.3	$(5,703.0)	$5,957.9

Comprehensive income (loss):
Net income	—	—	—	—	—	938.7	—	938.7

Other comprehensive income (loss):
Unrealized gain on investments, net of tax of $(0.1)	—	—	—	0.2	—	—	—	0.2
Foreign currency translation gain	—	—	—	5.4	—	—	—	5.4
Amortization of unrealized loss on cash flow hedge, net of tax of $(1.0)	—	—	—	1.7	—	—	—	1.7
Defined benefit plans, net of tax:
Amortization of prior service credit included in net periodic benefit cost, net of tax of $1.2	—	—	—	(1.8)	—	—	—	(1.8)
Net gains included in net periodic benefit cost, net of tax of $(1.7)	—	—	—	2.6	—	—	—	2.6

Other comprehensive income	—	—	—	8.1	—	—	—	8.1

Total comprehensive income	—	—	—	8.1	—	938.7	—	946.8
Issuance of common stock under employee stock purchase plan	368	—	—	—	15.7	—	—	15.7
Stock option activity, including tax benefit	5,285	—	0.1	—	216.8	—	—	216.9
Restricted stock unit activity, including tax benefit	979	—	—	—	32.2	—	—	32.2
Treasury stock acquired	—	23,581	—	—	—	—	(1,007.1)	(1,007.1)

Balances at September 26, 2009	659,019	182,642	$6.6	$(55.7)	$8,053.6	$4,868.0	$(6,710.1)	$6,162.4

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 26,	September 27,
	2009	2008
Cash flows from operating activities:
Net income	$938.7	$828.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135.8	117.7
Amortization of intangibles	230.1	211.2
Deferred income taxes	(162.9)	(89.4)
Stock-based compensation on employee stock plans	109.1	97.8
Tax benefit on employee stock plans	81.5	63.6
Excess tax benefits from stock-based compensation arrangements	(46.3)	(39.3)
Other	106.7	80.9
Net changes in assets and liabilities (net of acquisition effects, 2008 only):
Manufacturer accounts receivable, net	48.0	(306.8)
Client accounts receivable, net	(69.0)	(203.9)
Inventories, net	514.9	2.5
Prepaid expenses and other current assets	267.2	213.6
Income taxes receivable	15.9	4.5
Other noncurrent assets	9.9	10.5
Claims and other accounts payable	(110.5)	(651.5)
Client rebates and guarantees payable	487.9	555.6
Accrued expenses and other current and noncurrent liabilities	(13.4)	(98.4)

Net cash provided by operating activities	2,543.6	797.2

Cash flows from investing activities:
Capital expenditures	(154.3)	(156.5)
Purchases of securities and other assets	(122.4)	(73.0)
Cash paid for Europa Apotheek Venlo B.V., net of cash acquired	—	(126.5)
Proceeds from sale of securities and other investments	59.6	69.0

Net cash used by investing activities	(217.1)	(287.0)

Cash flows from financing activities:
Proceeds from long-term debt	—	3,235.7
Repayments on long-term debt	—	(2,150.0)
Proceeds from short-term debt	11.7	—
Repayments under accounts receivable financing facility	(400.0)	—
Debt issuance costs	(0.3)	(11.3)
Settlement of cash flow hedge	—	(45.4)
Purchases of treasury stock	(1,007.1)	(1,956.3)
Excess tax benefits from stock-based compensation arrangements	46.3	39.3
Net proceeds from employee stock plans	104.8	44.5

Net cash used by financing activities	(1,244.6)	(843.5)

Net increase (decrease) in cash and cash equivalents	1,081.9	(333.3)
Cash and cash equivalents at beginning of period	938.4	774.1

Cash and cash equivalents at end of period	$2,020.3	$440.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s (“SEC’s”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008. The Company’s third fiscal quarters for 2009 and 2008 each consisted of 13 weeks and ended on September 26, 2009 and September 27, 2008, respectively.
2. RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT
     Recently Adopted Financial Accounting Standards
     Subsequent Events. In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the standard in the second quarter of 2009. The Company has evaluated subsequent events through November 3, 2009, the filing date of this Quarterly Report on Form 10-Q. The Company’s adoption of the standard did not have a material impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     Accounting for Defensive Intangible Assets. In November 2008, Authoritative Guidance was issued, which applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). The standard is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. The Company’s adoption of the standard in 2009 did not have an impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued a standard, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires additional disclosure. The standard applies to all intangible assets, whether acquired in a business combination or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets is applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company’s adoption of the standard in 2009 did not have a material impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For additional disclosures required under the standard, see Note 6, “Goodwill and Intangible Assets, Net,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

     Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued a standard, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting relating to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
     The Company’s derivatives consist of interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The Company does not expect its cash flows to be affected to any significant degree by a sudden change in market interest rates. For more information, see Note 7, “Debt,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, and Note 3, “Fair Value Disclosures,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company’s adoption of the standard in 2009 did not have a material impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional disclosures required under the standard are included above.
     Business Combinations. In December 2007, the FASB issued a standard, which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The standard requires the acquiring entity in a business combination to measure and recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users the information they need to evaluate and understand the nature and financial effect of the business combination. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued additional guidance, which amends and clarifies the standard to address application issues, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of the standard did not have an impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued a standard, which is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, the standard eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, the standard must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The Company’s adoption of the standard did not have an impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued a standard, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This standard is effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of this standard in the second quarter of 2009 did not have a material impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For additional disclosures required under this standard, see Note 3, “Fair Value Disclosures—Fair Value of Financial Instruments,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

      Recently Issued Accounting Pronouncement
     Employers’ Disclosures about Postretirement Benefit Plan Assets. In December 2008, the FASB issued a standard, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the standard shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.
3. FAIR VALUE DISCLOSURES
     Fair Value Measurements
     On December 30, 2007, the Company adopted a FASB fair value measurements accounting standard except with respect to those nonrecurring measurements for nonfinancial assets and nonfinancial liabilities subject to the partial deferral in related guidance issued by the FASB. The adoption of the standard in fiscal 2008 for financial assets and liabilities, and in 2009 for nonfinancial assets and liabilities, did not have an impact on the Company’s financial position or results of operations.
     Fair Value Hierarchy. The standard defines the inputs used to measure fair value into the following hierarchy:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
     The Company utilizes the best available information in measuring fair value. The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of September 26, 2009 ($ in millions):
Medco Fair Value Measurements at Reporting Date

	September 26,
Description	2009		Level 1	Level 2	Level 3
Money market mutual funds	$1,410.0	(1)	$1,410.0	$—	$—
Fair value of interest rate swap agreements	13.5	(2)	—	13.5	—

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.
     The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the consolidated balance sheets at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians. The fair value of the Company’s obligation under its interest rate swap agreements, which hedge interest costs on the senior notes, is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, and therefore are classified within Level 2. Historically, there have not been significant fluctuations in the fair value of the Company’s financial assets. For more information, see Note 2, “Summary of Significant Accounting Policies—Recently Adopted Financial Accounting Standards,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

      Fair Value of Financial Instruments
     On the first day of its 2009 second fiscal quarter, the Company adopted a FASB standard which requires quarterly fair value disclosures for financial instruments. The carrying amount of the accounts receivable financing facility, the term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities, short-term and long-term investments approximated fair values as of September 26, 2009 and December 27, 2008. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their cash flows.
     The carrying values and the fair values of the Company’s senior notes are shown in the following table ($ in millions):

	September 26, 2009			December 27, 2008
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
7.25% senior notes due 2013	$498.1	(1)	$562.2	$497.8	(1)	$487.3
6.125% senior notes due 2013	298.7	(1)	322.7	298.5	(1)	284.1
7.125% senior notes due 2018	1,188.9	(1)	1,367.2	1,188.2	(1)	1,107.9

(1)	Reported in long-term debt, net, on the unaudited interim condensed consolidated balance sheets, net of unamortized discount.
     The fair values of the senior notes are based on observable relevant market information. Fluctuations between the carrying values and the fair values of the senior notes for the periods presented are associated with changes in market interest rates.
4. EARNINGS PER SHARE (“EPS”)
     The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Basic weighted average shares outstanding	475.4	503.3	482.4	512.7
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	9.3	10.1	8.6	10.3

Diluted weighted average shares outstanding	484.7	513.4	491.0	523.0

     The FASB’s earnings per share standard requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For the quarter and nine months ended September 26, 2009, there were outstanding options to purchase 4.7 million and 10.4 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the treasury stock method. These outstanding options may be dilutive to future EPS calculations. For the quarter and nine months ended September 27, 2008, there were outstanding options to purchase 5.3 million and 5.4 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations. The decreases in the weighted average shares outstanding and diluted weighted average shares outstanding for the quarter and nine months ended September 26, 2009 compared to the same periods in 2008 result from the repurchase of approximately 182.6 million shares of stock in connection with the Company’s share repurchase programs since inception in 2005 through the third quarter of 2009, compared to an equivalent amount of 153.2 million shares repurchased inception-to-date through the end of the third quarter of 2008. The Company did not repurchase shares of stock in the third quarter of 2009, and repurchased approximately 8.3 million shares in the third quarter of 2008. The Company repurchased approximately 23.6 million and 41.8 million shares in the nine months of 2009 and 2008, respectively. In accordance with the standard, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.

5. ACCOUNTS RECEIVABLE
     The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable are presented net of allowance for doubtful accounts and include a reduction for rebates and guarantees payable to clients when these payables are settled on a net basis in the form of an invoice credit. As of September 26, 2009 and December 27, 2008, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $461.3 million and $476.4 million, respectively.
     The Company’s allowance for doubtful accounts as of September 26, 2009 and December 27, 2008 of $136.8 million and $120.0 million, respectively, includes $82.5 million and $71.9 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 9, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Specialty Pharmacy segment. The Company’s allowance for doubtful accounts as of September 26, 2009 and December 27, 2008 also includes $36.9 million and $34.6 million, respectively, related to PolyMedica Corporation (“PolyMedica”) for diabetes supplies, which are primarily reimbursed by insurance companies and government agencies. The increase in the reserve balance reflects increased coverage of aged balances. In addition, the Company’s allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings.
6. GOODWILL AND INTANGIBLE ASSETS, NET
     The following is a summary of the Company’s goodwill and other intangible assets ($ in millions):

	September 26, 2009			December 27, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Goodwill:
PBM(1)	$5,232.6	$813.4	$4,419.2	$5,228.1	$813.4	$4,414.7
Specialty Pharmacy(2)	1,916.0	—	1,916.0	1,916.7	—	1,916.7

Total	$7,148.6	$813.4	$6,335.2	$7,144.8	$813.4	$6,331.4

Intangible assets:
PBM(1) (3)	$3,821.6	$2,014.1	$1,807.5	$3,757.1	$1,820.4	$1,936.7
Specialty Pharmacy(2)	865.1	172.0	693.1	865.1	135.4	729.7

Total	$4,686.7	$2,186.1	$2,500.6	$4,622.2	$1,955.8	$2,666.4

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

     For intangible assets existing as of September 26, 2009, aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated as follows ($ in millions):

Fiscal Years Ending December
2009 (remaining)	$75.6
2010	277.0
2011	258.7
2012	250.6
2013	246.3

Total	$1,108.2

     The weighted average useful life of intangible assets subject to amortization is 23 years in total. The weighted average useful life is approximately 23 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. The Company expenses the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of September 26, 2009 is approximately 1.6 years. The Company has historically experienced client retention rates of over 95%.
     The most recent assessment for impairment of goodwill for each of the designated reporting units was performed as of September 26, 2009, and the goodwill was determined not to be impaired, and there have been no significant subsequent changes in events or circumstances. The Company utilized the income approach methodology, which projects future cash flows discounted to present value. Discount rates were based on the estimated weighted average cost of capital at the reporting unit level and ranged from 9% to 13%. In order to validate the reasonableness of the estimated fair values, the Company performed a reconciliation of the aggregate fair values of all reporting units to market capitalization as of the valuation date using a reasonable control premium.
7. PENSION AND OTHER POSTRETIREMENT BENEFITS
     Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Service cost	$6.1	$5.9	$18.2	$18.5
Interest cost	3.3	2.4	9.9	7.2
Expected return on plan assets	(2.5)	(3.3)	(7.4)	(9.8)
Amortization of prior service cost	0.1	—	0.2	—
Net amortization of actuarial losses	1.3	0.1	4.0	0.2

Net pension cost	$8.3	$5.1	$24.9	$16.1

     The increase in the net pension cost for the quarter and nine months ended September 26, 2009 compared to the same periods in 2008 reflects increased amortization of actuarial losses and reduced expected return on plan assets, which resulted from reductions in pension plan assets from investment losses in 2008.
     The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Service cost	$0.3	$0.2	$0.8	$0.6
Interest cost	0.2	0.3	0.6	0.6
Amortization of prior service credit	(1.1)	(1.1)	(3.1)	(3.2)
Net amortization of actuarial losses	0.2	0.1	0.4	0.4

Net postretirement benefit credit	$(0.4)	$(0.5)	$(1.3)	$(1.6)

     The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service credit component of the net postretirement benefit credit.
8. TAXES ON INCOME
     The Company’s effective tax rate was 39.3% and 40.1% for the quarter and nine months ended September 26, 2009, respectively, compared to 34.0% and 37.9% for the same periods in 2008. The 2008 rates reflect a net nonrecurring state income tax benefit of $28 million recorded in the third quarter of 2008 resulting primarily from statute of limitations expirations in certain states, partially offset by state tax law changes.
     In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, which is currently anticipated to be completed in the first quarter of 2010. In the fourth quarter of 2008, the IRS commenced a routine examination of the Company’s 2006 and 2007 U.S. income tax returns, which is estimated to be completed in 2010. The Company has agreed to extend the statute of limitations for the 2003 tax period and the 2004 and 2005 tax years to September 15, 2010. The IRS proposed and the Company had previously recorded certain adjustments to the Company’s 2003 to 2005 tax returns, which did not have a material impact on the consolidated financial statements. The Company does not believe that the completion of the examination through the 2005 tax year will result in any additional significant tax adjustments.
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

Quarterly Results:	Quarter Ended September 26, 2009			Quarter Ended September 27, 2008
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Product net revenues	$12,213.4	$2,377.4	$14,590.8	$10,393.4	$1,996.9	$12,390.3
Service revenues	180.8	23.2	204.0	151.0	17.8	168.8

Total net revenues	12,394.2	2,400.6	14,794.8	10,544.4	2,014.7	12,559.1
Total cost of revenues	11,531.7	2,223.1	13,754.8	9,782.8	1,851.5	11,634.3
Selling, general and administrative expenses	298.6	70.4	369.0	273.1	74.1	347.2
Amortization of intangibles	64.5	13.9	78.4	60.0	11.1	71.1

Operating income	$499.4	$93.2	$592.6	$428.5	$78.0	$506.5
Reconciling items to income before provision for income taxes:
Interest expense			43.3			61.5
Interest (income) and other (income) expense, net			(3.4)			(3.3)

Income before provision for income taxes			$552.7			$448.3

Capital expenditures	$49.7	$6.5	$56.2	$64.3	$4.6	$68.9

Year-to-Date Results:	Nine Months Ended September 26, 2009			Nine Months Ended September 27, 2008
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM(1)	Pharmacy	Total(1)

Product net revenues	$36,933.7	$7,002.9	$43,936.6	$31,972.4	$5,831.9	$37,804.3
Service revenues	554.4	68.1	622.5	437.8	54.5	492.3

Total net revenues	37,488.1	7,071.0	44,559.1	32,410.2	5,886.4	38,296.6
Total cost of revenues	35,019.2	6,540.1	41,559.3	30,118.1	5,420.1	35,538.2
Selling, general and administrative expenses	858.7	221.3	1,080.0	820.6	223.4	1,044.0
Amortization of intangibles	193.5	36.6	230.1	177.8	33.4	211.2

Operating income	$1,416.7	$273.0	$1,689.7	$1,293.7	$209.5	$1,503.2
Reconciling items to income before provision for income taxes:
Interest expense			131.8			173.6
Interest (income) and other (income) expense, net			(9.1)			(3.7)

Income before provision for income taxes			$1,567.0			$1,333.3

Capital expenditures	$137.4	$16.9	$154.3	$139.9	$16.6	$156.5

Identifiable Assets:	As of September 26, 2009			As of December 27, 2008
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$13,456.5	$3,655.3	$17,111.8	$13,267.2	$3,743.7	$17,010.9

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.
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
     In accordance with the FASB’s standard on accounting for contingencies, the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These assessments can involve a series of complex judgments about future events and may rely heavily on estimates and assumptions that have been deemed reasonable by management.
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
     In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that had contracted with the Company within three years prior to the filing of the complaint, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma Third Party Prescription Act and asserts related claims, and seeks, among other things, compensatory damages, attorneys’ fees and injunctive relief. In September 2007, the Magistrate Judge recommended that the District Court deny Medco’s motion to stay the action pending arbitration, which the District Court affirmed in July 2008. Medco appealed the District Court’s decision, and in June 2009, the Tenth Circuit Court of Appeals affirmed in part and reversed in part, finding that any claims related to reimbursement must be arbitrated. In October 2009, the plaintiff dismissed this matter.
     Contract Litigation. In 2006, a group of independent pharmacies filed an arbitration demand against Medco captioned Tomeldon Company, Inc. et al. v. Medco Health Solutions, Inc. The claimant pharmacies allege, among other things, breach of contract arising out of Medco’s Pharmacy Services Manual and Medco’s audits of compound claims. The arbitration demand was filed on behalf of a purported class of retail pharmacies that had been audited for overpriced compounds. The claimants later expanded their claims to include two additional classes: one for pharmacies that claimed they lost profits after leaving Medco’s network following an audit finding of overpriced compounds and one for pharmacies subject to audits that were not yet finalized. In August 2008, the arbitration panel certified the original class but only concerning certain breach of contract claims. The panel declined to certify the additional proposed classes and also declined to certify the original class based on business tort or quasi-contract claims. In June 2009, the parties reached an agreement in principle to settle the dispute for an immaterial amount. Settlement notices were mailed to class members in September 2009, and a fairness hearing took place in October 2009.
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
     In the ordinary course of business, the Company is involved in disputes with clients, retail pharmacies and vendors, which may involve litigation, claims, arbitrations and other proceedings. Although it is not feasible to predict or determine the final outcome of any proceedings with certainty, the Company does not believe that any of these disputes could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, liquidity or operating results.
Purchase Commitments
     As of September 26, 2009, the Company has purchase commitments primarily for diabetes supplies and technology-related agreements of $134.2 million. The Company also has contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with Accredo’s Specialty Pharmacy business, consisting of a firm commitment for the fourth quarter of 2009 of $13.3 million, with an additional variable commitment through mid-2011 based on patient usage, and a firm commitment for the remainder of 2009 of $23.0 million, with an additional commitment through 2012 with a variable price component.
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
•	Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients;

•	Failure to retain key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues and could harm our profitability;

•	If we do not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline;

•	If we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention;

•	If we fail to comply with complex and evolving laws and regulations in the U.S. and internationally, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations;

•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;

•	Failure in continued execution of our retiree strategy, including the potential loss of Medicare Part D-eligible members, could adversely impact our business and financial results;

•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;

•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;

•	We are subject to corporate integrity agreements and noncompliance may impede our ability to conduct business with the federal government;

•	New legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable medical information could limit our ability to use information that is critical to the operation of our business;

•	Our Specialty Pharmacy business is highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or improve our financial performance;

•	Our ability to grow our Specialty Pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;

•	Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased credit risk;

•	Changes in industry pricing benchmarks could adversely affect our financial performance;

•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance and our liquidity;

•	Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;

•	We may be subject to liability claims for damages and other expenses that are not covered by insurance;

•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure. Additionally, significant disruptions to our infrastructure or any of our facilities due to failure to execute security measures or failure to execute business continuity plans in the event of an epidemic or pandemic such as H1N1 influenza (swine flu) or some other catastrophic event could adversely impact our business;

•	We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives;

•	Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our Accredo and PolyMedica revenues and profits; and

•	Anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.
     The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business described in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q (including Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q) and other documents filed from time to time with the Securities and Exchange Commission (“SEC”).
Overview
     We are a leading healthcare company that is pioneering the world’s most advanced pharmacy ® and our clinical research and innovations are part of Medco making medicine smarter™ for more than 60 million members. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by the Medicare Part D Prescription Drug Plans. Through our unique Medco Therapeutic Resource Centers® in which our therapy management programs include the use of specialist pharmacists focused on specific disease states, and Accredo Health Group, Medco’s Specialty Pharmacy, we are creating innovative models for the care of patients with chronic and complex conditions.
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
     The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and members are paramount to our success; the retention of existing clients and members and winning of new clients and members poses the greatest opportunity to us and the loss thereof, including as a result of economic conditions, represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will be largely dependent on our ability to drive mail-order volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years, as well as our ability to continue to provide innovative and competitive clinical and other services to clients and members, including through our active participation in the Medicare Part D Prescription Drug Plan (“Medicare Part D”) benefit, the rapidly growing specialty pharmacy industry and our Therapeutic Resource Centers. Additionally, our future success will depend on our continued ability to generate positive cash flows from operations with a keen focus on asset management and maximizing return on invested capital.
     Our financial performance benefits from the diversity of our client base and our clinically-driven business model, which we believe provides better clinical outcomes at lower costs for our clients. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any significant deterioration in our client or manufacturer accounts receivable.
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
Financial Performance Summary for the Quarter and Nine Months Ended September 26, 2009
     Our diluted earnings per share increased 19.0% to $0.69 and net income increased 13.5% to $335.6 million for the third quarter of 2009 compared to $0.58 per share and $295.7 million, respectively, for the third quarter of 2008. Our diluted earnings per share increased 20.9% to $1.91 and net income increased 13.3% to $938.7 million for the nine months of 2009 compared to $1.58 per share and $828.6 million, respectively, for the nine months of 2008. These increases primarily reflect higher generic dispensing rates, favorable retail pharmacy reimbursement rates and retail volumes, growth in the Specialty Pharmacy business and service margin, as well as a decrease in the diluted weighted average shares outstanding. These are partially offset by lower mail-order brand-name volumes, steeper client price discounts associated with new clients and renewals of existing clients, and decreased manufacturer rebate retention rates. In addition, these results include the operating results of majority-owned Europa Apotheek commencing on the April 28, 2008 acquisition date. For the nine months ended September 26, 2009, we generated cash flow from operations of $2,543.6 million and had cash and cash equivalents of $2,020.3 million on our unaudited interim condensed consolidated balance sheet at September 26, 2009.
     The diluted weighted average shares outstanding were 484.7 million for the third quarter and 491.0 million for the nine months of 2009, compared to 513.4 million for the third quarter and 523.0 million for the nine months of 2008, representing decreases of 5.6% and 6.1%, respectively, resulting primarily from our share repurchase programs.
     Our total net revenues increased 17.8% to $14,794.8 million for the third quarter, and increased 16.4% to $44,559.1 million for the nine months of 2009. Product net revenues increased 17.8% to $14,590.8 million for the third quarter, and 16.2% to $43,936.6 million for the nine months of 2009, which reflects product price inflation primarily on brand-name drugs, as well as higher retail volume driven by new business, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts, as well as lower mail-order brand-name volumes. Additionally, our service revenues increased 20.9% to $204.0 million for the third quarter, and 26.4% to $622.5 million for the nine months of 2009, which reflects higher client and other service revenues primarily from higher claims processing administrative fees and higher revenue associated with Medicare Part D-related product offerings.
     The total adjusted prescription volume, which adjusts mail-order prescription volume for the difference in days supply between mail order and retail, increased 14.1% to 220.2 million for the third quarter and 12.3% to 671.3 million for the nine months of 2009 and reflects substantially higher retail volumes attributed to new clients. The higher volume of retail prescriptions also resulted in a decrease in the adjusted mail-order penetration rate from 40.4% in the third quarter and 39.5% in the nine months of 2008, to 34.5% in the third quarter and 34.3% in the nine months of 2009.
     Our overall generic dispensing rate increased to 67.7% in the third quarter and 67.3% in the nine months of 2009, from 64.4% in the third quarter and 63.8% in the nine months of 2008, reflecting the impact of the introduction of new generic products during these periods and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in a reduction in net revenues of approximately $560 million for the third quarter and $1,830 million for the nine months of 2009.
     Our overall gross margin decreased to 7.0% in the third quarter and 6.7% in the nine months of 2009, from 7.4% in the third quarter and 7.2% in the nine months of 2008, primarily reflecting the higher mix of retail prescriptions. In addition, the gross margin percentage was favorably impacted by increased generic dispensing rates, retail pharmacy reimbursement rates, and service margin, partially offset by higher client price discounts and lower rebate retention.
     Selling, general and administrative (“SG&A”) expenses of $369.0 million for the third quarter of 2009 increased by $21.8 million, or 6.3%, from the third quarter of 2008. SG&A expenses of $1,080.0 million for the nine months of 2009 increased by $36.0 million, or 3.4%, from the nine months of 2008. These increases primarily reflect higher performance-related and stock-based compensation expenses, as well as higher depreciation expense.
     Amortization of intangible assets of $78.4 million for the third quarter and $230.1 million for the nine months of 2009 increased $7.3 million and $18.9 million, respectively, from the third quarter and nine months of 2008, reflecting additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions. In addition for the nine months, there was increased intangible amortization as a result of the April 28, 2008 acquisition of a majority interest in Europa Apotheek.
     Interest expense of $43.3 million for the third quarter and $131.8 million for the nine months of 2009 decreased $18.2 million and $41.8 million, respectively, from the third quarter and nine months of 2008, primarily reflecting lower interest rates on the floating rate components of outstanding debt. Additionally, during the third quarter of 2009, there was a $400 million repayment on the accounts receivable financing facility.
     Interest (income) and other (income) expense, net, of ($3.4) million for the third quarter was in line with the ($3.3) million for the third quarter of 2008. Interest (income) and other (income) expense, net, of ($9.1) million for the nine months of 2009 increased $5.4 million from ($3.7) million in the nine months of 2008, primarily attributable to a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “ — Liquidity and Capital Resources—Financing Facilities—Swap Agreements.” This is partially offset by decreased interest income reflecting lower interest rates on higher cash balances.
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.3% for the third quarter and 40.1% for the nine months of 2009, compared to 34.0% for the third quarter and 37.9% for the nine months of 2008. The lower effective tax rate in 2008 reflects a third-quarter 2008 nonrecurring state income tax benefit of $28 million primarily resulting from statute of limitations expirations in certain states.
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
     In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income where the requirements of Authoritative Guidance are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. In the third quarter and nine months of 2009, premium revenues for our PDP products, which exclude member cost share, were $129 million and $420 million, respectively, or less than 1% of total net revenues. In the third quarter and nine months of 2008, premium revenues for our PDP products, which exclude member cost share, were $75 million and $245 million, respectively, or less than 1% of total net revenues.
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
     Interest (income) and other (income) expense, net, includes interest income generated by cash and cash equivalent investments, as well as short-term and long-term investments in marketable securities. In addition, it includes a loss on the ineffective portion of the settled forward-starting interest rate swap agreements recorded in the first quarter of 2008.
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
     Manufacturer accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. Client accounts receivable represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-

order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebates and guarantees payable when these payables are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also includes receivables from CMS for our Medicare Part D PDP product offerings and premiums from members. Additionally, we have receivables from Medicare and Medicaid for a portion of our Specialty Pharmacy business, and diabetes supplies dispensed by PolyMedica.
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
Clients
     We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the third quarter and nine months of 2009, our ten largest clients based on revenue accounted for approximately 49% of our net revenues, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $2,800 million and $8,400 million, or 19%, of our net revenues, respectively. For the third quarter and nine months of 2008, our ten largest clients based on revenue accounted for approximately 45% of our net revenues, including UnitedHealth Group, which represented approximately $2,700 million and $8,200 million, or 21%, of our net revenues. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for the third quarters and nine months of 2009 and 2008. Under our current agreement with UnitedHealth Group, we are providing pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in the third quarters and nine months of 2009 or 2008.
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
Consolidated Results of Operations
     The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 26,			September 27,	September 26,			September 27,
	2009	Variance		2008	2009	Variance		2008(1)

Net Revenues
Retail product(2)	$9,021.7	$2,075.7	29.9%	$6,946.0	$27,281.0	$5,762.7	26.8%	$21,518.3
Mail-order product	5,569.1	124.8	2.3%	5,444.3	16,655.6	369.6	2.3%	16,286.0

Total product(2)	$14,590.8	$2,200.5	17.8%	$12,390.3	$43,936.6	$6,132.3	16.2%	$37,804.3

Client and other service	165.2	38.2	30.1%	127.0	506.2	145.9	40.5%	360.3
Manufacturer service	38.8	(3.0)	(7.2%)	41.8	116.3	(15.7)	(11.9%)	132.0

Total service	$204.0	$35.2	20.9%	$168.8	$622.5	$130.2	26.4%	$492.3

Total net revenues(2)	$14,794.8	$2,235.7	17.8%	$12,559.1	$44,559.1	$6,262.5	16.4%	$38,296.6

Cost of Revenues
Product(2)	$13,696.5	$2,115.8	18.3%	$11,580.7	$41,384.7	$5,993.2	16.9%	$35,391.5
Service	58.3	4.7	8.8%	53.6	174.6	27.9	19.0%	146.7

Total cost of revenues(2)	$13,754.8	$2,120.5	18.2%	$11,634.3	$41,559.3	$6,021.1	16.9%	$35,538.2

Gross Margin(3)
Product	$894.3	$84.7	10.5%	$809.6	$2,551.9	$139.1	5.8%	$2,412.8
Product gross margin percentage	6.1%	(0.4%)		6.5%	5.8%	(0.6%)		6.4%
Service	$145.7	$30.5	26.5%	$115.2	$447.9	$102.3	29.6%	$345.6
Service gross margin percentage	71.4%	3.2%		68.2%	72.0%	1.8%		70.2%
Total gross margin	$1,040.0	$115.2	12.5%	$924.8	$2,999.8	$241.4	8.8%	$2,758.4
Gross margin percentage	7.0%	(0.4%)		7.4%	6.7%	(0.5%)		7.2%

Volume Information
Retail prescriptions	144.3	29.2	25.4%	115.1	441.3	79.5	22.0%	361.8
Mail-order prescriptions	25.5	(0.6)	(2.3%)	26.1	77.1	(2.0)	(2.5%)	79.1

Total prescriptions	169.8	28.6	20.3%	141.2	518.4	77.5	17.6%	440.9

Adjusted prescriptions(4)	220.2	27.2	14.1%	193.0	671.3	73.5	12.3%	597.8

Adjusted mail-order penetration(5)	34.5%	(5.9%)		40.4%	34.3%	(5.2%)		39.5%

Other volume(6)	1.8	0.2	12.5%	1.6	5.2	0.9	20.9%	4.3

Generic Dispensing Rate Information
Retail generic dispensing rate	69.4%	3.0%		66.4%	69.0%	3.3%		65.7%
Mail-order generic dispensing rate	58.1%	2.3%		55.8%	57.7%	3.0%		54.7%
Overall generic dispensing rate	67.7%	3.3%		64.4%	67.3%	3.5%		63.8%

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)	Includes retail co-payments of $2,115 million and $1,828 million for the third quarters of 2009 and 2008, and $6,487 million and $5,830 million for the nine months of 2009 and 2008.

(3)	Defined as net revenues minus cost of revenues.

(4)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(5)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

(6)	Represents over-the-counter drugs, as well as diabetes supplies primarily dispensed by PolyMedica.
Net Revenues
     Retail. The increases in retail net revenues of $2,076 million for the third quarter and $5,763 million for the nine months of 2009 reflect net volume increases of $1,771 million and $4,726 million, respectively, primarily from new business, partially offset by client terminations. Also contributing to the higher retail net revenues are net price increases of $305 million for the third quarter and $1,037 million for the nine months of 2009 driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. The aforementioned net price variances include the offsetting effect of approximately $375 million for the third quarter and $1,200 million for the nine months of 2009 from a greater representation of lower-priced generic drugs in 2009.
     Mail-Order. The increases in mail-order net revenues of $125 million for the third quarter and $370 million for the nine months of 2009 reflect net price increases of $238 million and $759 million, respectively, driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. These increases are partially offset by net volume decreases of $113 million for the third quarter and $389 million for the nine months from lower brand-name volumes, and are net of new business and incremental volume for the nine months from the Europa Apotheek majority-stake acquisition. The aforementioned net price variances include the offsetting effect of approximately $185 million for the third quarter and $630 million for the nine months of 2009 from a greater representation of lower-priced generic drugs in 2009.
     Our overall generic dispensing rate increased to 67.7% for the third quarter and 67.3% for the nine months of 2009, compared to 64.4% for the third quarter and 63.8% for the nine months of 2008. Mail-order and retail generic dispensing rates increased to 58.1% and 69.4%, respectively, for the third quarter of 2009, compared to 55.8% and 66.4%, respectively, for the third quarter of 2008. For the nine months of 2009, mail-order and retail generic dispensing rates increased to 57.7% and 69.0%, respectively, compared to 54.7% and 65.7% for 2008, respectively. These increases reflect the impact of the introduction of new generic products during these periods and the effect of programs and client plan design changes promoting the use of lower-priced and more steeply discounted generics.
     Service revenues increased $35.2 million in the third quarter and $130.2 million in the nine months of 2009 as a result of higher client and other service revenues of $38.2 million and $145.9 million, respectively, partially offset by lower manufacturer service revenues of $3.0 million and $15.7 million, respectively. The higher client and other service revenues primarily reflect higher claims processing administrative fees associated with the increased retail volume, and higher revenue associated with Medicare Part D-related product offerings. The lower manufacturer service revenues reflect reduced administrative fees from manufacturer contract revisions.
Gross Margin
     Our product gross margin percentage was 6.1% for the third quarter and 5.8% for the nine months of 2009, compared to 6.5% for the third quarter and 6.4% for the nine months of 2008, primarily reflecting higher retail volumes and overall higher retail mix in our prescription base. In addition, the product gross margin percentage was favorably impacted by increased generic dispensing rates and retail pharmacy reimbursement rates, partially offset by higher client price discounts associated with new clients and renewals of existing clients, and lower rebate retention.
     Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, total $1,353 million for the third quarter of 2009 and $1,125 million for the third quarter of 2008, with formulary rebates representing 81.8% and 55.8% of total rebates, respectively. Rebates total $3,990 million for the nine months of 2009 and $3,240 million for the nine months of 2008, with formulary rebates representing 77.3% and 53.1% of total rebates, respectively. The overall increases in rebates reflect volume from new 2009 clients and favorable pharmaceutical manufacturer rebate contract revisions, as well as improved formulary management and patient compliance, partially offset by lower rebates as a result of brand-name drug volumes that have converted to generic drugs. The increases in formulary rebate percentages of total rebates reflect the higher retail volumes generated from new business. We retained approximately $191 million, or 14.1%, of total rebates in the third quarter of 2009, and $205 million, or 18.2%, in the third quarter of 2008. For the nine months, we retained approximately $538 million, or 13.5%, of total rebates in 2009, and $614 million, or 19.0%, in 2008. The decreases in the retained rebate percentages are reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.
     Service gross margin of $145.7 million for the third quarter and $447.9 million for the nine months of 2009 increased $30.5 million and $102.3 million, respectively, reflecting the aforementioned increase in service revenues of $35.2 million for the third quarter and $130.2 million for the nine months, partially offset by increases in cost of service revenues of $4.7 million for the third quarter and $27.9 million for the nine months. The cost of service revenue increases reflect higher labor and other costs associated with Medicare Part D and other client programs, as well as data license expenses for the nine months of 2009.
     The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 26,			September 27,	September 26,			September 27,
	2009	Variance		2008	2009	Variance		2008(1)

Gross margin(2)	$1,040.0	$115.2	12.5%	$924.8	$2,999.8	$241.4	8.8%	$2,758.4
Selling, general and administrative expenses	369.0	21.8	6.3%	347.2	1,080.0	36.0	3.4%	1,044.0
Amortization of intangibles	78.4	7.3	10.3%	71.1	230.1	18.9	8.9%	211.2
Interest expense	43.3	(18.2)	(29.6%)	61.5	131.8	(41.8)	(24.1%)	173.6
Interest (income) and other (income) expense, net	(3.4)	(0.1)	3.0%	(3.3)	(9.1)	(5.4)	N/M *	(3.7)

Income before provision for income taxes	552.7	104.4	23.3%	448.3	1,567.0	233.7	17.5%	1,333.3
Provision for income taxes	217.1	64.5	42.3%	152.6	628.3	123.6	24.5%	504.7

Net income	$335.6	$39.9	13.5%	$295.7	$938.7	$110.1	13.3%	$828.6

*	Not meaningful.

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)	Defined as net revenues minus cost of revenues.
Selling, General and Administrative Expenses
     SG&A expenses for the third quarter of 2009 were $369.0 million and increased from the third quarter of 2008 by $21.8 million, or 6.3%. For the nine months of 2009, SG&A expenses were $1,080.0 million and increased by $36.0 million, or 3.4%, from the nine months of 2008. These increases primarily reflect higher performance-related and stock-based compensation expenses, as well as higher depreciation expense associated with investments across the business. Also contributing to the increase for the nine months is the addition of Europa Apotheek SG&A expenses, partially offset by miscellaneous expense decreases including litigation reserves.
Amortization of Intangibles
     Amortization of intangible assets of $78.4 million for the third quarter and $230.1 million for the nine months of 2009 increased $7.3 million and $18.9 million, respectively, from the third quarter and nine months of 2008, reflecting additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions. In addition for the nine months, there was increased intangible amortization as a result of the April 28, 2008 acquisition of a majority interest in Europa Apotheek.
Interest Expense
     Interest expense of $43.3 million for the third quarter and $131.8 million for the nine months of 2009 decreased $18.2 million and $41.8 million, respectively, from the third quarter and nine months of 2008, primarily reflecting lower interest rates on the floating rate components of outstanding debt. Additionally, during the third quarter, there was a $400 million repayment on the accounts receivable financing facility.
     The weighted average interest rate on our indebtedness was approximately 3.7% for both the third quarter and nine months of 2009, compared to 5.0% for the third quarter and 5.1% for the nine months of 2008, and reflects variability in floating interest rates on the senior unsecured bank credit facilities, swap agreements and the accounts receivable financing facility.
Interest (Income) and Other (Income) Expense, Net
     Interest (income) and other (income) expense, net, of ($3.4) million for the third quarter of 2009 was in line with the ($3.3) million for the third quarter of 2008. Interest (income) and other (income) expense, net, of ($9.1) million for the nine months of 2009 increased $5.4 million from ($3.7) million in the nine months of 2008, primarily attributable to a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “ — Liquidity and Capital Resources—Financing Facilities—Swap Agreements.” This is partially offset by decreased interest income reflecting lower interest rates on higher cash balances.
Provision for Income Taxes
     Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.3% for the third quarter and 40.1% for the nine months of 2009, compared to 34.0% for the third quarter and 37.9% for the nine months of 2008. The lower effective tax rate in 2008 reflects a third-quarter 2008 nonrecurring state income tax benefit of $28 million primarily resulting from statute of limitations expirations in certain states, partially offset by state tax law changes.
Net Income and Earnings per Share
     Net income as a percentage of net revenues was 2.3% for the third quarter and 2.1% for the nine months of 2009, compared to 2.4% for the third quarter and 2.2% for the nine months of 2008. The associated trending results from the aforementioned factors.
     Diluted earnings per share increased 19.0% to $0.69 in the third quarter of 2009, from $0.58 in the third quarter of 2008. For the nine months, diluted earnings per share increased 20.9% to $1.91 in 2009, from $1.58 in 2008. The diluted weighted average shares outstanding were 484.7 million for the third quarter and 491.0 million for the nine months of 2009, compared to 513.4 million for the third quarter and 523.0 million for the nine months of 2008, representing decreases of 5.6% and 6.1%, respectively. The decreases result from the repurchase of approximately 182.6 million shares of stock in connection with our share repurchase programs since inception in 2005 through the third quarter of 2009, compared to an equivalent amount of 153.2 million shares repurchased inception-to-date through the end of the third quarter of 2008. We did not repurchase shares of stock in the third quarter of 2009, and repurchased approximately 8.3 million shares in the third quarter of 2008. We repurchased approximately 23.6 million and 41.8 million shares in the nine months of 2009 and 2008, respectively.

Segment Results of Operations
PBM Segment
     The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 26,			September 27,	September 26,			September 27,
	2009	Variance		2008	2009	Variance		2008(1)

Product net revenues	$12,213.4	$1,820.0	17.5%	$10,393.4	$36,933.7	$4,961.3	15.5%	$31,972.4
Service revenues	180.8	29.8	19.7%	151.0	554.4	116.6	26.6%	437.8

Total net revenues	12,394.2	1,849.8	17.5%	10,544.4	37,488.1	5,077.9	15.7%	32,410.2
Total cost of revenues	11,531.7	1,748.9	17.9%	9,782.8	35,019.2	4,901.1	16.3%	30,118.1

Total gross margin(2)	$862.5	$100.9	13.2%	$761.6	$2,468.9	$176.8	7.7%	$2,292.1
Gross margin percentage	7.0%	(0.2%)		7.2%	6.6%	(0.5%)		7.1%

Selling, general and administrative expenses	298.6	25.5	0.9%	273.1	858.7	38.1	4.6%	820.6
Amortization of intangibles	64.5	4.5	7.5%	60.0	193.5	15.7	8.8%	177.8

Operating income	$499.4	$70.9	16.5%	$428.5	$1,416.7	$123.0	9.5%	$1,293.7

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)	Defined as net revenues minus cost of revenues.
     PBM total net revenues of $12,394.2 million for the third quarter and $37,488.1 million for the nine months of 2009 increased $1,849.8 million and $5,077.9 million, respectively, compared to the revenues of $10,544.4 million for the third quarter and $32,410.2 million for the nine months of 2008. The increases primarily reflect higher retail volume driven by new business, as well as product price inflation primarily on brand-name drugs, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts, as well as lower mail-order brand-name volumes.
     Gross margins were 7.0% of net revenues for the third quarter and 6.6% for the nine months of 2009, compared to 7.2% for the third quarter and 7.1% for the nine months of 2008, primarily driven by a higher mix of retail prescriptions. In addition, the gross margin percentages were favorably impacted by increased generic dispensing rates and favorable retail pharmacy reimbursement rates, partially offset by higher client price discounts and lower rebate retention, as well as higher bad debt.
     SG&A expenses were $298.6 million for the third quarter and $858.7 million for the nine months of 2009, and increased from 2008 by $25.5 million and $38.1 million, respectively. The increases primarily reflect higher performance-related and stock-based compensation expenses, as well as higher depreciation expense associated with investments across the business. Also contributing to the increase for the nine months is the addition of Europa Apotheek SG&A expenses, partially offset by miscellaneous expense decreases including litigation reserves.
     Amortization of intangible assets was $64.5 million for the third quarter and $193.5 million for the nine months of 2009, compared to $60.0 million for the third quarter and $177.8 million for the nine months of 2008. The increases reflect additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions. In addition for the nine months, there was increased intangible amortization as a result of the April 28, 2008 acquisition of a majority interest in Europa Apotheek.
     Operating income of $499.4 million for the third quarter and $1,416.7 million for the nine months of 2009 increased $70.9 million, or 16.5%, and $123.0 million, or 9.5%, from the third quarter and nine months of 2008, respectively. The increases in operating income resulted from the aforementioned factors.

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
Specialty Pharmacy Segment
     The Specialty Pharmacy segment was formed at the time of the Accredo acquisition in 2005 and includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 26,			September 27,	September 26,			September 27,
	2009	Variance		2008	2009	Variance		2008

Product net revenues	$2,377.4	$380.5	19.1%	$1,996.9	$7,002.9	$1,171.0	20.1%	$5,831.9
Service revenues	23.2	5.4	30.3%	17.8	68.1	13.6	25.0%	54.5

Total net revenues	2,400.6	385.9	19.2%	2,014.7	7,071.0	1,184.6	20.1%	5,886.4
Total cost of revenues	2,223.1	371.6	20.1%	1,851.5	6,540.1	1,120.0	20.7%	5,420.1

Total gross margin(1)	$177.5	$14.3	8.8%	$163.2	$530.9	$64.6	13.9%	$466.3
Gross margin percentage	7.4%	(0.7%)		8.1%	7.5%	(0.4%)		7.9%

Selling, general and administrative expenses	70.4	(3.7)	(5.0%)	74.1	221.3	(2.1)	(0.9%)	223.4
Amortization of intangibles	13.9	2.8	25.2%	11.1	36.6	3.2	9.6%	33.4

Operating income	$93.2	$15.2	19.5%	$78.0	$273.0	$63.5	30.3%	$209.5

(1)	Defined as net revenues minus cost of revenues.
     Specialty Pharmacy total net revenues of $2,400.6 million for the third quarter and $7,071.0 million for the nine months of 2009 increased $385.9 million and $1,184.6 million, respectively, compared to revenues of $2,014.7 million for the third quarter and $5,886.4 million for the nine months of 2008, primarily reflecting new clients.
     Gross margins were 7.4% of net revenues for the third quarter and 7.5% for the nine months of 2009, compared to 8.1% for the third quarter and 7.9% for the nine months of 2008, primarily reflecting channel mix from significant new business wins.
     SG&A expenses of $70.4 million for the third quarter of 2009 decreased $3.7 million compared to $74.1 million for the third quarter 2008, primarily reflecting lower employee-related costs. SG&A expenses of $221.3 million for the nine months of 2009 decreased $2.1 million compared to $223.4 million for the nine months of 2008, primarily reflecting lower employee-related costs, slightly offset by higher technology-related expenses. Amortization of intangible assets was $13.9 million for the third quarter and $36.6 million for the nine months of 2009, compared to $11.1 million for the third quarter and $33.4 million for the nine months of 2008.
     Operating income of $93.2 million for the third quarter and $273.0 million for the nine months of 2009 increased $15.2 million, or 19.5%, and $63.5 million, or 30.3%, from the third quarter and nine months of 2008, respectively. The increases in operating income resulted from the aforementioned factors.
     For additional information on the Specialty Pharmacy segment, see Note 9, “Segment Reporting,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
     The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Nine Months Ended		Nine Months Ended
	September 26,		September 27,
	2009	Variance	2008(1)
Net cash provided by operating activities	$2,543.6	$1,746.4	$797.2
Net cash used by investing activities	(217.1)	69.9	(287.0)
Net cash used by financing activities	(1,244.6)	(401.1)	(843.5)

Net increase (decrease) in cash and cash equivalents	1,081.9	1,415.2	(333.3)
Cash and cash equivalents at beginning of period	938.4	164.3	774.1

Cash and cash equivalents at end of period	$2,020.3	$1,579.5	$440.8

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.
     Operating Activities. Net cash provided by operating activities of $2,543.6 million for the nine months of 2009 reflects net income of $938.7 million, with non-cash adjustments for depreciation and amortization of $365.9 million and stock-based compensation of $109.1 million. In addition, there were net cash inflows of $514.9 million from a decrease in inventories, net, reflecting initiatives to optimize inventory levels. Net cash flows from operating activities for the nine months of 2009 includes net cash inflows of $48.0 million from a decrease in manufacturer accounts receivable, net, due to initiatives to improve working capital management, partially offset by business growth of approximately $300 million. Additionally, there were net cash inflows of $487.9 million from an increase in client rebates and guarantees payable primarily due to increased prescription volume associated with business growth, partially offset by net cash outflows of $110.5 million from a decrease in claims and other accounts payable, primarily due to the timing of payments, and net cash outflows of $69.0 million from client accounts receivable, net. There were also net cash inflows of $267.2 million from a decrease in prepaid expenses and other current assets primarily due to the timing of a significant prepaid client rebate.
     The $1,746.4 million increase in net cash provided by operating activities for the nine months of 2009 compared to the nine months of 2008 is primarily due to an increase in cash flows of $512.4 million from inventories, net, reflecting initiatives to optimize inventory levels, and an increase in cash flows of $354.8 million from manufacturer accounts receivable, net, reflecting initiatives to improve working capital management. In addition, there were increased cash flows of $541.0 million from claims and other accounts payable reflecting higher retail volumes and business growth and $134.9 million from client accounts receivable, net.
     Investing Activities. The net cash used by investing activities of $217.1 million for the nine months of 2009 is primarily attributable to capital expenditures of $154.3 million associated with capitalized software development in connection with client-related programs, technology and pharmacy operations hardware investments, and capital expenditures associated with the construction of our third automated dispensing pharmacy in Whitestown, Indiana. In addition, we had purchases of securities and other investments of $122.4 million, $63.0 million of which represents a diabetes patient list acquired in the first quarter of 2009. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $59.6 million. The $69.9 million decrease in net cash used by investing activities for the nine months of 2009 compared to the nine months of 2008 is primarily due to cash paid of $126.5 million, net of cash acquired, for the acquisition of a majority interest in Europa Apotheek in the second quarter of 2008, partially offset by the $63.0 million diabetes patient list acquisition.
     Financing Activities. The net cash used by financing activities of $1,244.6 million for the nine months of 2009 primarily results from $1,007.1 million in share repurchases and $400 million in repayments under our accounts receivable financing facility, partially offset by net proceeds from employee stock plans of $104.8 million. The increase in net cash used by financing activities of $401.1 million for the nine months of 2009 compared to the nine months of 2008 primarily results from lower net proceeds from debt of $1,474.0 million, partially offset by lower share repurchases of $949.2 million, higher net proceeds from employee stock plans of $60.3 million and $45.4 million recorded in the first quarter of 2008 for the settlement of a cash flow hedge that we entered into in December 2007 described under “—Liquidity and Capital Resources—Financing Facilities—Swap Agreements” below.
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
     Total cash and short-term investments as of September 26, 2009 were $2,067.9 million, including $2,020.3 million in cash and cash equivalents. Total cash and short-term investments as of December 27, 2008 were $1,002.4 million, including $938.4 million in cash and cash equivalents. The increase of $1,065.5 million in cash and short-term investments through the third quarter of 2009 primarily reflects the aforementioned components impacting increased cash flows from operations, partially offset by the use of cash associated with share repurchase activity.
Looking Forward
     We believe that our current liquidity and prospects for increasing our cash flows from operations by improved working capital management assist in limiting the effects on our business from the weaker economy. At the end of the third-quarter 2009, we had additional committed borrowing capacity under our revolving credit facility of approximately $1 billion and have no required long-term debt payments until 2012. Additionally, we have additional borrowing capacity of $400 million from our 364-day accounts receivable financing facility, which is renewable annually at the option of both Medco and the banks and was renewed on July 27, 2009. In the first nine months of 2009, we experienced strong cash flow from operations and anticipate that the full year of 2009 will reflect additional increases in cash flow from operations resulting from factors such as our financial performance and the optimization of invested capital including enhanced inventory and manufacturer receivables management.
     Our September 26, 2009 cash balance increased to $2,020.3 million from $938.4 million at December 27, 2008 and we intend to maintain our cash balances. Since 2005, we have executed share repurchases of 182.6 million shares at a cost of $6.7 billion through our share repurchase programs. We currently have a $3 billion share repurchase plan, which expires in November 2010, with $1.8 billion remaining as of September 26, 2009. From time to time, we may make additional share repurchases, which we intend to fund with our free cash flow (cash flow from operations less capital expenditures). For our cash on hand, any investments we make are within approved investing guidelines and we continue to monitor ongoing events and make investment decisions accordingly.
     We anticipate that our 2009 capital expenditures, for items such as capitalized software development for strategic initiatives, infrastructure enhancements, and the completion of our third automated dispensing pharmacy in Whitestown, Indiana, will be approximately $235 million. We expect that capital expenditures will be funded by our cash flows from operations.
     We have clients in various industries, including the automobile manufacturer industry and the financial industry, as well as governmental agencies. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any significant deterioration in our client or manufacturer accounts receivables.
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
     The outstanding balance under the revolving credit facility was $1.0 billion as of September 26, 2009 and December 27, 2008. There was no activity under the revolving credit facility during the first nine months of 2009. As of September 26, 2009, we had $993 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $7 million in issued letters of credit. As of December 27, 2008, we had $987 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $13 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.
Accounts Receivable Financing Facility
     Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebate accounts receivable. During the third quarter of 2009, we repaid $400 million of the outstanding balance. At September 26, 2009, there was $200 million outstanding with $400 million available for borrowing under the facility. At December 27, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin determined by our credit rating. This facility is renewable annually at the option of both Medco and the banks and was renewed on July 27, 2009.
Interest Rates
     The weighted average interest rate on our indebtedness was approximately 3.7% for both the third quarter and nine months of 2009, and 5.0% and 5.1% for the third quarter and nine months of 2008, respectively. Several factors could change the weighted average interest rate, including but not limited to a change in our debt ratings, reference rates used under our bank credit facility, swap agreements and the mix of our debt.
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
     In connection with the issuance of the 5-year senior notes and 10-year senior notes described above, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for $45.4 million and included the ineffective portion that was recorded as an increase of $9.8 million to interest (income) and other (income) expense, net, for the nine months ended September 27, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive loss as of September 26, 2009 and December 27, 2008 was $18.3 million and $20.0 million, net of tax, respectively.
     In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The fair value of our obligation under our interest rate swap agreements, represented a net receivable of $13.5 million and $18.4 million as of September 26, 2009 and December 27, 2008, respectively, which are reported in other noncurrent assets, with offsetting amounts recorded in long-term debt, net. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.
Covenants
     All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at September 26, 2009 and December 27, 2008.
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
     EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA, and as a result, EBITDA per adjusted prescription, are affected by the changes in prescription volumes between retail and mail order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business. Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

     The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended			Nine Months Ended
	September 26,	September 27,		September 26,	September 27,
	2009	2008		2009	2008(1)
Net income	$335.6	$295.7		$938.7	$828.6
Add:
Interest expense	43.3	61.5		131.8	173.6
Interest (income) and other (income) expense, net	(3.4)	(3.3)		(9.1)	(3.7	)(2)
Provision for income taxes	217.1	152.6	(3)	628.3	504.7	(3)
Depreciation expense	48.3	38.6		135.8	117.7
Amortization expense	78.4	71.1		230.1	211.2

EBITDA	$719.3	$616.2		$2,055.6	$1,832.1

Adjusted prescriptions(4)	220.2	193.0		671.3	597.8

EBITDA per adjusted prescription	$3.27	$3.19		$3.06	$3.06

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date.

(2)	Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes as discussed above in “—Liquidity and Capital Resources—Financing Facilities—Swap Agreements.”

(3)	Includes a third-quarter 2008 nonrecurring state income tax benefit of $28 million primarily resulting from statute of limitations expirations in certain states.

(4)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.
     For the third quarter of 2009 compared to the third quarter of 2008, EBITDA increased by 16.7%, compared to an increase in net income of 13.5%, and an increase in EBITDA per adjusted prescription of 2.5%. For the nine months of 2009 compared to the nine months of 2008, EBITDA increased by 12.2%, compared to an increase in net income of 13.3%, and a consistent level for EBITDA per adjusted prescription. The higher rate of increase for EBITDA compared with net income for the third quarter primarily reflects the aforementioned state income tax benefit recorded in the third quarter of 2008. The lower rate of increase for EBITDA compared with net income for the nine months primarily reflects the aforementioned lower interest expense, as well as the higher interest and other income, partially offset by the aforementioned 2008 tax benefit. The lower rates of increase for EBITDA per adjusted prescription compared to EBITDA reflect the higher retail volumes driven by new business and results in an overall higher retail mix in our prescription base.
Commitments and Contractual Obligations
     The following table presents our commitments and contractual obligations as of September 26, 2009, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter

Long-term debt obligations (1)	$4,000.0	$—	$—	$2,800.0	$1,200.0
Interest payments on long-term debt obligations(2)	965.8	38.7	310.2	257.1	359.8
Operating lease obligations(3)	145.5	12.0	95.4	28.9	9.2
Purchase commitments(4)	170.5	55.0	115.5	—	—
Other(5)	26.1	—	—	26.1	—

Total	$5,307.9	$105.7	$521.1	$3,112.1	$1,569.0

(1)	Long-term debt obligations exclude $14.3 million in total unamortized discounts on our 7.25%, 6.125% and 7.125% senior notes and the fair value of interest rate swap agreements of $13.5 million on $200 million of the $500 million in 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the September 2009 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space throughout the United States, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)	Represents purchase commitments, primarily for diabetes supplies and technology-related agreements of $134.2 million. It also includes contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with Accredo’s Specialty Pharmacy business, consisting of a firm commitment for the fourth quarter of 2009 of $13.3 million, with an additional variable commitment through mid-2011 based on patient usage, and a firm commitment for the remainder of 2009 of $23.0 million, with an additional commitment through 2012 with a variable price component.

(5)	As part of the acquisition of a majority interest in Europa Apotheek, we have a purchase obligation of $26.1 million anticipated to be settled by 2014, which is included in other noncurrent liabilities on the unaudited interim condensed consolidated balance sheet as of September 26, 2009.
     We have a minimum pension funding requirement of $4.4 million under the Internal Revenue Code (“IRC”) during 2009 for our 2008 plan year, which has been paid. From time to time, we make additional voluntary contributions within the maximum deductible limits set by the IRS.
     We also have outstanding debt associated with our 364-day renewable accounts receivable financing facility amounting to $200 million at September 26, 2009. This is classified as short-term debt on our unaudited interim condensed consolidated balance sheets.
     As of September 26, 2009, we had letters of credit outstanding of approximately $7.0 million, which were issued under our senior unsecured revolving credit facility as collateral for the deductible portion of our general liability and workers’ compensation coverage.
     As of September 26, 2009, we have total gross liabilities for income tax contingencies of $112.5 million on our unaudited interim condensed consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2013. In addition, approximately 48% of the income tax contingencies are scheduled to settle over the next twelve months.
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
Share Repurchase Program
     Since 2005, we have executed share repurchases of 182.6 million shares at a cost of $6.7 billion through our share repurchase programs. We currently have a $3 billion share repurchase program, which expires in November 2010, with $1.8 billion remaining as of September 26, 2009. We did not repurchase shares during the third quarter of 2009. Through September year-to-date 2009 under the current program, a total of 23.6 million shares were repurchased at a total cost of $1.01 billion with an average per share cost of $42.71. Since the inception of the current program in November 2008, we have repurchased 28.7 million shares for a total cost of $1.21 billion with an average per-share cost of $42.01. From time to time, we may make additional share repurchases, which we intend to fund with our free cash flow (cash flow from operations less capital expenditures). Our Board of Directors periodically reviews the program and approves the associated trading parameters. For more information, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in Part II of this Quarterly Report on Form 10-Q.
Recently Adopted Financial Accounting Standards
     Subsequent Events. In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard was effective for interim or annual financial periods ending after June 15, 2009. We adopted the standard in the second quarter of 2009. We have evaluated subsequent events through November 3, 2009, the filing date of this Quarterly Report on Form 10-Q. Our adoption of the standard did not have a material impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     Accounting for Defensive Intangible Assets. In November 2008, Authoritative Guidance was issued, which applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). The standard is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. Our adoption of the standard in 2009 did not have an impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued a standard, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires additional disclosure. The standard applies to all intangible assets, whether acquired in a business combination or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets is applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Our adoption of this standard in 2009 did not have a material impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For additional disclosures required under this standard, see Note 6, “Goodwill and Intangible Assets, Net,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.
     Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued a standard, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The standard is intended to improve financial reporting relating to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
     Our derivatives consist of interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates. For more information, see Note 7, “Debt,” to the audited consolidated financial statements included in Part II, Item 8 of our Annual Report on
Form 10-K for the fiscal year ended December 27, 2008, and Note 3, “Fair Value Disclosures,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Our adoption of the standard in 2009 did not have a material impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional disclosures required under the standard are included above.
     Business Combinations. In December 2007, the FASB issued a standard, which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The standard requires the acquiring entity in a business combination to measure and recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users the information they need to evaluate and understand the nature and financial effect of the business combination. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued additional guidance, which amends and clarifies the standard to address application issues, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of the standard did not have an impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued a standard, which is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, the standard eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, the standard must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. Our adoption of the standard did not have an impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued a standard, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This standard is effective for interim and annual periods ending after June 15, 2009. Our adoption of this standard in the second quarter of 2009 did not have a material impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For additional disclosures required under this standard, see Note 3, “Fair Value Disclosures,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncement
     Employers’ Disclosures about Postretirement Benefit Plan Assets. In December 2008, the FASB issued a standard, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the standard shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have floating rate debt with our credit facilities and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of September 26, 2009, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $6.0 million in annual interest expense. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.
     We operate our business primarily within the United States and execute the vast majority of our transactions in U.S. dollars. However, as a result of our acquisition of a majority interest in Europa Apotheek, which is based in the Netherlands, we are subject to foreign currency translation risk as Europa Apotheek’s functional currency is the Euro. This foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives described above were met as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
     In 2006, a group of independent pharmacies filed an arbitration demand against Medco captioned Tomeldon Company, Inc. et al. v. Medco Health Solutions, Inc. The claimant pharmacies allege, among other things, breach of contract arising out of Medco’s Pharmacy Services Manual and Medco’s audits of compound claims. The arbitration demand was filed on behalf of a purported class of retail pharmacies that had been audited for overpriced compounds. The claimants later expanded their claims to include two additional classes: one for pharmacies that claimed they lost profits after leaving Medco’s network following an audit finding of overpriced compounds and one for pharmacies subject to audits that were not yet finalized. In August 2008, the arbitration panel certified the original class but only concerning certain breach of contract claims. The panel declined to certify the additional proposed classes and also declined to certify the original class based on business tort or quasi-contract claims. In June 2009, the parties reached an agreement in principle to settle the dispute for an immaterial amount. Settlement notices were mailed to class members in September 2009, and a fairness hearing took place in October 2009.
     In February 2006, a lawsuit captioned Chelsea Family Pharmacy, PLLC v. Medco Health Solutions, Inc., was filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiff, which seeks to represent a class of Oklahoma pharmacies that had contracted with the Company within three years prior to the filing of the complaint, alleges, among other things, that the Company has contracted with retail pharmacies at rates that are less than the prevailing rates paid by ordinary consumers and has denied consumers their choice of pharmacy by placing restrictions on the plaintiff’s ability to dispense pharmaceutical goods and services. The plaintiff asserts that the Company’s activities violate the Oklahoma

Third Party Prescription Act and asserts related claims, and seeks, among other things, compensatory damages, attorneys’ fees and injunctive relief. In September 2007, the Magistrate Judge recommended that the District Court deny Medco’s motion to stay the action pending arbitration, which the District Court affirmed in July 2008. Medco appealed the District Court’s decision, and in June 2009, the Tenth Circuit Court of Appeals affirmed in part and reversed in part, finding that any claims related to reimbursement must be arbitrated. In October 2009, the plaintiff dismissed this matter.
Item 1A. Risk Factors
     Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such reports other than as set forth below.
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
     Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Specifically, in connection with the recently implemented settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., a civil class action case brought against McKesson Corporation and First DataBank (“FDB”), which is one of several companies that report data on prescription drug prices, FDB reduced the reported AWP of certain drugs by four percent. FDB has also announced that once the settlement is implemented, it will discontinue publishing its AWP price information within two years. Medco’s client contracts contain terms that Medco believes will enable it to mitigate any adverse effects of this kind of settlement and FDB’s related action.
     Legislation may lead to changes in the pricing for Medicare and Medicaid programs. See Item 1, “Business—Government Regulation—Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans and Reimbursement for Durable Medical Equipment,” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. At least one Medicaid program has adopted, and other Medicaid programs, some states and some commercial payors may adopt, those aspects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173) (the “Act”) that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of ASP in lieu of AWP as the measure for determining reimbursement by state Medicaid programs for the drugs sold in our Specialty Pharmacy business could materially reduce the revenue and gross margins of this business.
The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure. Additionally, significant disruptions to our infrastructure or any of our facilities due to failure to execute security measures or failure to execute business continuity plans in the event of an epidemic or pandemic such as H1N1 influenza (swine flu) or some other catastrophic event could adversely impact our business.
     We are dependent on our infrastructure, including our information systems, for many aspects of our business operations. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data and we must maintain our business processes and information systems, and the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, failure to protect such information or mitigate any such breaches may adversely affect our operations. In the event we or our vendors experience malfunctions in business processes, breaches of information systems or the failure to maintain effective and up-to-date information systems, this could disrupt our business operations or impact patient safety, result in customer and member disputes, damage our reputation, expose us to risk of loss or litigation, result in regulatory violations, increase administrative expenses or lead to other adverse consequences.
     We have automated and other mail-order dispensing pharmacies, call centers, data centers and corporate facilities located across the United States. All of these facilities depend on the local infrastructure and the uninterrupted operation of our computerized dispensing systems and our electronic data processing systems. Significant disruptions at any of these facilities or our vendors’ facilities due to failure of technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or malice, an epidemic or pandemic such as H1N1 influenza (swine flu) or some other catastrophic event could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate, our ability to process and dispense prescriptions and provide products and services to our clients and members.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We currently have a $3 billion share repurchase program, which expires in November 2010 (the “2008 Program”). The Company’s Board of Directors periodically reviews any share repurchase programs and approves the associated trading parameters.
     The following is a summary of the Company’s share repurchase activity for the three months ended September 26, 2009:
Issuer Purchases of Equity Securities(1)

			Total number of shares purchased	Approximate dollar value of
			as part of a	shares
			publicly	that may yet be
	Total number of	Average	announced	purchased under
	shares	price paid	program since	the program(4)
Fiscal Period	purchased	per share(2)	inception(3)	(in thousands)
Balances at June 27, 2009			28,732,762	$1,792,905

June 28 to July 25, 2009	—	$—	—	$1,792,905
July 26 to August 22, 2009	—	$—	—	$1,792,905
August 23 to September 26, 2009	—	$—	—	$1,792,905

Third quarter 2009 totals	—	$—	—

(1)	All information set forth in the table above relates to the Company’s 2008 Program. The 2008 Program was announced in November 2008 and pursuant to the 2008 Program, the Company is authorized to repurchase up to $3 billion of its common stock through November 2010.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases settled during the three months ended September 26, 2009. The average per-share cost for repurchases under the 2008 Program from inception through September 26, 2009 is $42.01.

(3)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced 2008 Program.

(4)	The balances at September 26, 2009 reflect the remaining authorized repurchases under the 2008 Program.
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

     The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of November 1, 2009(1):

	Number of Shares to		Number of Shares	Projected
	be Sold Under the		Sold Under the	Beneficial	Projected Aggregate
Name and Position	Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)
John P. Driscoll(6) President, New Markets	0	Option exercise of 18,934 previously acquired shares occurred when stock reached a specific price; sale of previously acquired shares shall occur if stock reaches a specific price. See footnote 6.	18,934	224,027	493,098

Robert Epstein Senior Vice President, Medical and Analytical Affairs and Chief Medical Officer	30,000	Sale of 30,000 previously acquired shares shall occur if stock reaches a specific price.	0	125,323	386,823

Laizer Kornwasser(6) President, Liberty Medical and Senior Vice President, Channel and Generic Strategy	0	Option exercise of 51,440 occurred when stock reached specific prices; sale of 3,200 previously acquired shares occurred when stock reached a specific price; sale of previously acquired shares shall occur when stock reaches a specific price. See footnote 6.	54,640	87,789	259,004

Jack A. Smith Senior Vice President, Marketing	24,600	Option exercise of 12,600 and sale of 12,000 previously acquired shares shall occur if stock reaches a specific price; option exercise of 30,000 shares occurred when stock reached specific prices; sale of 24,000 shares occurred when stock reached specific prices.	54,000	141,318	284,006

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through November 1, 2009.

(2)	This column reflects the number of shares remaining to be sold as of November 1, 2009.

(3)	This column reflects the number of shares sold under the plan through November 1, 2009.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of November 1, 2009, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since November 1, 2009 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of November 1, 2009, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since November 1, 2009 outside of the plan.

(6)	The trading plans for Mr. Driscoll and Mr. Kornwasser also cover 100 percent of the net shares that will be delivered upon the vesting of the individual’s restricted stock unit granted on February 23, 2007, after the payment of withholding taxes and provided the stock reaches a specific price. The exact number of shares will be determined on the vesting date. As a result, the shares are not reflected in this table.
     Certain directors who have either served on the Board since Medco became a publicly traded company in August 2003 or were previously employed by the Company entered into Rule 10b5-1 sales plans to diversify a portion of their holdings in Company common stock. In each case, the directors hold an interest in Company common stock in excess of the Board’s stock ownership guidelines.

     The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our directors in effect as of November 1, 2009 (1):

	Number of Shares to		Number of Shares	Projected
	be Sold Under the		Sold Under the	Beneficial	Projected Aggregate
Name and Position	Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)
Howard W. Barker, Jr. Director	42,024	Option exercise of 32,000 and 8,000 shall occur if stock reaches specific prices; sale of 2,024 previously acquired shares shall occur if stock reaches a specific price.	0	30,076	40,076

David D. Stevens Director	140,000	Option exercise of 140,000 shares shall occur if stock reaches a specific price.	0	18,200	28,200

(1)	This table does not include any trading plans entered into by any director that have been terminated or expired by their terms or have been fully executed through November 1, 2009.

(2)	This column reflects the number of shares remaining to be sold as of November 1, 2009.

(3)	This column reflects the number of shares sold under the plan through November 1, 2009.

(4)	This column reflects an estimate of the number of whole shares each identified director will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of November 1, 2009, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since November 1, 2009 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified director will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of November 1, 2009, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since November 1, 2009 outside of the plan.
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

MEDCO HEALTH SOLUTIONS, INC. (Registrant)
Date: November 3, 2009	By:	/s/ David B. Snow, Jr.
		Name:	David B. Snow, Jr.
		Title:	Chairman and Chief Executive Officer

Date: November 3, 2009	By:	/s/ Richard J. Rubino, C.P.A.
		Name:	Richard J. Rubino, C.P.A.
		Title:	Senior Vice President, Finance and Chief Financial Officer