Form 10-K
period 2009-12-26
MEDCO HEALTH SOLUTIONS INC
filed 2010-02-23
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting stock held by non-affiliates as of June 27, 2009 was $21,559,406,368. The Registrant has no non-voting common equity.
As of February 17, 2010, the Registrant had 464,060,676 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Medco Health Solutions, Inc.’s Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III (Items 10 through 14).

MEDCO HEALTH SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business.
Overview
We are a leading healthcare company that is pioneering the world’s most advanced pharmacy® and our clinical research and innovations are part of Medco making medicine smarter™ for approximately 65 million members. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by Medicare Part D Prescription Drug Plans. Our unique Medco Therapeutic Resource Centers®, which conduct therapy management programs using Medco specialist pharmacists who have expertise in the medications used to treat certain chronic conditions, and Accredo Health Group, Medco’s Specialty Pharmacy, represent innovative models for the care of patients with chronic and complex conditions.
Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, pharmaceutical manufacturers and, particularly in Specialty Pharmacy, collaboration with state Medicaid agencies, and other third-party payors such as health insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group, which we believe is the nation’s largest specialty pharmacy based on revenues. Medco’s Therapeutic Resource Center focused on diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we believe we became the largest diabetes pharmacy care practice based on covered patients. In 2008, we also extended our capabilities abroad when we acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that primarily provides mail-order pharmacy services in Germany. See Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. In 2009, Medco advanced its European healthcare initiatives through a joint venture with United Drug plc, a pan-European healthcare leader, to provide home-based specialty pharmacy care services in the United Kingdom for patients covered by the country’s National Health Service. Additionally, our commitment to advancing the science of personalized medicine is further demonstrated by our January 2010 acquisition of DNA Direct, Inc., a leader in providing guidance and decision support to payors, physicians and patients, on a range of complex issues related to genomic medicine.
Our clients are generally entities that provide prescription drug benefits to their underlying membership, such as members of their benefit plans or their employees. We operate in a competitive environment as clients and other payors seek to control the growth in the cost of providing prescription drug benefits and leverage prescription drug therapy to lower overall medical costs. Our business model is designed to reduce the level of drug cost increase, also known as drug trend, but also to close gaps in pharmacy care to improve patient health and reduce total medical spending levels. We do this primarily through programs that: maximize the substitution rate of expensive brand-name drugs for lower-cost clinically equivalent generic drugs; drive competitive discounts from brand-name and generic drug pharmaceutical manufacturers, including rebates from brand-name pharmaceutical manufacturers; secure discounts from retail pharmacies; and apply our sophisticated service innovations and efficiently administer prescription dispensing through our mail-order pharmacies.
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

The advanced technologies we have developed are instrumental to our ability to drive growth, improve service and reduce costs. Our technology platform is designed to seamlessly integrate prescription management at both mail order and retail with our client and member services. The cornerstone of our mail-order pharmacy technology is our single networked information technology platform, which connects prescription ordering functions at our prescription order processing pharmacies with our state-of-the-art automated dispensing pharmacies in Willingboro, New Jersey and Las Vegas, Nevada, and our soon to be connected third automated dispensing pharmacy in Whitestown, Indiana, which is expected to be operational in 2010. At our call center pharmacies and our work-at-home locations, our experienced customer service representatives and consulting pharmacists use advanced technology to speed service and provide members with specialized prescription and health information. Our Internet and integrated voice-response phone technologies allow members to easily and quickly manage their prescription drug benefits. These technologies also allow members to enroll in mail-order pharmacy service, submit a refill or renewal mail-order prescription for processing, track the status of a mail-order prescription, price a medication and locate in-network retail pharmacies in their area, along with other features.
Our proprietary Internet-based solutions improve client and member service by facilitating prescription ordering and by providing important healthcare information. We support distinct websites for clients, members, physicians and pharmacists that provide critical benefit information and interactive tools aimed at helping members to take their medications as prescribed, to use lower cost drugs and to simplify benefit administration.
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
Our innovative and flexible programs and services have enabled us to deliver effective drug trend management for our clients and offer a portfolio of initiatives designed to improve the quality of care for members. Our services focus on:
•	Offering the cost-saving and clinical advantages of mail order to our clients. Our clients realize lower overall drug costs as a result of operating efficiencies derived from our high degree of automation, the value from our scale in purchasing drugs at competitive discounts, and our ability to offer up to a 90-day supply of medicine at mail compared to a 30-day supply for most retail programs. Members benefit from the convenience of mail order, the extended supply, and generally lower co-payments.
•	Actively identifying opportunities to increase the use of lower-cost generic drugs as alternatives to brand-name medicines.
•	Offering a broad base of specialty medicines at competitive prices, and with a comprehensive service model designed to ensure patient safety, product integrity, and proper drug administration.
•	Enhancing formulary compliance through physician, client and member communications and education programs, including therapeutic brand-to-“preferred-brand” interchange programs. The use of multi-tiered co-payment and other cost-sharing payment structures, and the increased use of mail order further enhance formulary compliance. In addition, our Internet-based tool called My Rx Choices® provides members with a simplified and personalized menu of medication choices, including generics and preferred brand-name medications, based upon their personal drug benefit coverage. Higher levels of formulary compliance, combined with our purchasing scale, allow us to generate higher rebates on a per-prescription basis from brand-name pharmaceutical manufacturers. Most of the value of these rebates is currently shared with our clients, which helps us manage their drug trend.

•	Providing high quality clinical care to members with chronic and complex conditions through access to Medco specialist pharmacists, housed in Medco Therapeutic Resource Centers® who have expertise in the medications used to treat certain chronic conditions. Our advanced clinical services benefit our members from an overall healthcare management perspective, and also assist them in making educated decisions regarding their prescription healthcare and associated costs.
•	Providing customized plan design. We offer ongoing consulting services and model clinical and financial outcomes for clients based on a broad range of plan design and formulary choices. Our advanced information technologies allow our professionals to design with clients the plan structure that best meets the clients’ benefit cost objectives while providing an optimized benefit to members of the clients’ plans. These include EXPERxT Advisor®, an automated tool that provides real-time plan design modeling capability for our clients, as well as RationalMed®, through which medical data is integrated to support better overall health outcomes for members. Recognizing the diverse plan design and administrative needs of different payors, our account teams are organized by industry-specific customer groups designed to ensure we provide customized solutions that satisfy the distinctive needs of our clients and their respective membership.
•	Providing a flexible array of Medicare Part D Prescription Drug Program (“Medicare Part D”) products to our clients and to individual Medicare-eligible consumers nationwide that: support their unique Prescription Drug Program (“PDP”) and facilitate benefits under a federal subsidy of traditional retiree programs, or through Medco’s own PDP offerings.
•	Effectively managing drug utilization, a key factor in reducing drug trend, through a wide range of trend management tools, including drug utilization review programs and rules governing the conditions under which drugs are covered, according to the requirements established by our clients. We also offer clinically based programs that identify waste related to particular categories of questionable drug claims representing unnecessary prescription use and potential abuse.
In 2009, we administered 695 million prescriptions; recorded net revenues of $59.8 billion and net income of $1.3 billion; and reported earnings before interest income/expense, taxes, depreciation and amortization, or EBITDA, of nearly $2.8 billion. See Part II, Item 6, “Selected Financial Data,” for a definition and calculation of EBITDA and EBITDA per adjusted prescription. Our net income is driven by our ability to generate favorable discounts on generic prescription drugs dispensed from our mail-order pharmacies; earn discounts and rebates on brand-name drugs; negotiate competitive client pricing, including rebate sharing terms, administrative fees and price discounts, as well as negotiate favorable retail pharmacy reimbursement rates; provide competitively priced specialty pharmacy products and services; and deliver innovative services in a cost-efficient manner.
Business segment information and geographic financial information is set forth in Part II, Items 7, 7A and 8 (Note 13, “Segment and Geographic Data” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) of this Annual Report on Form 10-K.
When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order,” we mean inventory dispensed through Medco’s mail-order pharmacy operations.

Special Note About Forward-Looking Statements
We have made forward-looking statements in this Annual Report on Form 10-K, including in the sections entitled “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the PBM and specialty pharmacy industries, and other legal, regulatory and economic developments. Forward-looking statements include, among others, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements.
Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.
The risk factors discussed in “Risk Factors” and other risks identified in the Annual Report on Form 10-K could cause our actual results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
Industry Overview
PBMs emerged in the 1980s, primarily to provide cost-effective drug distribution and claims processing for the healthcare industry. The PBM industry further evolved in response to the significant escalation of healthcare costs in the 1990s, as benefit plan sponsors sought to more aggressively contain costs. PBMs developed strategies to effectively influence both supply and demand. On the supply side, PBMs leverage their buying power to negotiate purchase discounts and rebates from manufacturers, and discounts from distributors and retail pharmacies. On the demand side, PBMs educate clients, members and physicians on cost-effective prescription medications and apply various techniques to encourage members to make cost-effective choices, such as the use of less expensive generic drugs and the more efficient mail-order channel. Generic substitution for drugs on which patents have expired is a significant and growing factor in reducing costs.
Business Strategy
Medco’s strategy for continued success and profitability includes the following key growth drivers and other business initiatives:
Key Growth Drivers
•	Generics: Optimizing the value of generics in light of significant brand-name patent expirations expected over the next several years, and continued development of programs designed to further reduce the cost of prescription healthcare.
•	Mail Order: Maximizing the mail-order prescription opportunity for chronic and complex disease through enhanced communication and plan design.

•	Specialty Pharmacy: Expanding our specialty pharmacy model by providing new and creative services that reduce drug cost, simplify the administrative process and further enhance patient safety and convenience, including home-based and ambulatory specialty infusion services.
•	New Business and Renewals: Retaining existing clients and winning new clients by providing quality service, engaging members, leveraging technology and delivering new products and services, all of which deliver value to our clients and members and are critical to our business strategy.
•	Clinical Innovation: Executing a next-generation clinical strategy that is designed to establish a new benchmark for pharmacy healthcare by engaging members and modeling behaviors to improve clinical outcomes and reduce costs. In 2007, we re-engineered our pharmacy model around Medco Therapeutic Resource Centers®. Through these centers, Medco specialist pharmacists — who have expertise in the medications used to treat certain chronic conditions — help achieve better clinical outcomes for patients with chronic and complex conditions by closing gaps in care.
•	Solutions for Seniors: Developing innovative and flexible approaches that assist our health plan and employer clients in successfully managing a range of opportunities available to seniors through Medicare Part D and other retiree programs.
•	Pioneering Research: Pharmacogenomics represents an opportunity to enhance our clinical programs by identifying a patient’s genetic profile through laboratory testing, which guides prescribing physicians to more accurately and quickly select the best medicine and the most appropriate dose optimized to an individual’s unique genotype, improving health outcomes and reducing overall healthcare costs. Through our acquisition of PolyMedica, we acquired CLIA (Clinical Laboratory Improvement Amendments) — certified laboratory capabilities and we have established collaborations with various organizations, including the Mayo Clinic, LabCorp, Harvard University, Indiana University School of Medicine and the FDA (Food and Drug Administration), and have been independently recognized for our research as a leader in pharmacogenomics. In addition, in 2009 we established the Medco Research InstituteTM, a new subsidiary that will coordinate, extend and amplify Medco’s research initiatives.
Other Business Initiatives
•	New Products and Markets: Making acquisitions, forming strategic alliances, and expanding into complementary adjacent markets. In March 2008, we launched a collaboration with Sweden’s government-operated retail pharmacy authority, Apoteket, to develop and test the first automated electronic prescription review system to improve clinical and financial outcomes for Swedish patients and the country’s healthcare system. In April 2008, we acquired a majority interest in Europa Apotheek, a privately held company based in the Netherlands, which primarily provides mail-order pharmacy services in Germany. In 2009, we formed a joint venture with United Drug plc, a pan-European healthcare leader, to provide home-based pharmacy care services in the United Kingdom for patients covered by the country’s National Health Service. We believe these ventures leverage our proven proprietary technologies and ability to deliver customized solutions to meet the unique challenges of managing healthcare costs and improving clinical care abroad — transcending geography, political structures, and systemic healthcare structures.
•	Medco Health StoreTM: Providing a virtual channel for patients to purchase non-prescription products online, substantially extending our service with the convenience of mail delivery, while addressing the increasing safety concerns related to interactions between prescription and over-the-counter drugs, vitamins and supplements.
•	Financial Strategy: Delivering earnings growth and building shareholder value through a series of strategies, including: disciplined selling, general and administrative expense control; accelerating cash flow generation; managing debt levels; driving improvements in return on invested capital; and share repurchases.

In order for our strategy to be successful, we must anticipate and respond to both the common and unique needs of our clients and other payors, and we must continue to deliver scalable yet flexible capabilities and solutions that are affordable for payors and profitable for us. This includes delivering high-quality client and member service; leveraging our significant technology investments to drive growth; reducing costs; actively pursuing sources of growth from new clients and increasing our clients’ use of our value-added services, including our mail-order pharmacies.
We believe we have unique clinical and technological competitive advantages that enable us to deliver enhanced services to clients and members, and effectively manage drug trend, ultimately reducing the total cost of healthcare. These advantages include our specialized Therapeutic Resource Centers; our automated mail-order pharmacy capability; our specialty pharmacy; our investments in other systems technologies including the Internet; our extensive value-added programs and services offerings; our ability to generate significant discounts and rebates that translate into client and member savings; and the cost-saving potential from our comprehensive generic substitution programs.
See “—Competition” below for a description of competition in the PBM industry.
Products and Services
To support our efforts to control prescription drug costs for our clients while supporting the appropriate use of prescription drugs, we offer a wide range of programs and services that help manage the cost, improve the quality and streamline the administration procedures for traditional and specialty drugs.
Plan Design
Our client teams take a consultative approach to assisting clients in the development and implementation of plan designs that suit their specific needs. Each client has access to the skills of various Medco professionals, including experienced clinical, financial and information technology specialists. Each client’s success in achieving the business objectives of their specific pharmacy benefit strategy ultimately depends on the design of their benefit plan. These customized plan designs take into account formulary structure, retail pharmacy management, mail-order initiatives, specialty pharmacy, drug coverage and exclusion, cost-share options, and generic drug utilization initiatives.
Integrating Medicare Part D considerations into plan designs is increasingly important to clients with Medicare-eligible members. We support clients by managing several options they may select from: the Retiree Drug Subsidy program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; the Medco Employer Group Waiver Plan, a group-enrolled Medicare Part D option for employers and labor groups; as well as serving as the “PBM inside” for a number of Medicare Part D sponsors that offer drug-only and integrated medical and Medicare Part D drug benefits. Medco also offers an individual prescription drug plan, and the Medco Medicare Prescription Plan®, which is offered to beneficiaries in all 34 Medicare regions across the U.S., as well as Puerto Rico.
As an integral part of our consultative approach, our account teams use proprietary software tools that we have developed to model the effects of different plan designs based on historical data, including Medco’s EXPERxT Advisor®, which provides real-time plan design modeling capability for our clients. Clients can use these models to judge the impact of specific plan design elements before they are implemented.
Clinical Management
We capitalize on our clinical expertise and advanced information technology infrastructure to help reduce client costs for prescription drugs in a medically appropriate manner, while striving to improve safety and the quality of care for members. We do this by delivering evidence-based clinical programs and services for our commercial clients based on clinical rationale reviewed by either the independent Pharmacy and Therapeutics Committee, or by our National Practice Leaders for programs delivered from our Therapeutic Resource Centers.

Our Pharmacy and Therapeutics Committee makes decisions independently, and is comprised of a distinguished independent group of clinicians. This independent advisory body guides us in maintaining a consistent and therapeutically appropriate approach to the clinical content of certain programs and services, including, for example, the development of formularies and coverage criteria.
We offer coverage management and utilization management programs, including drug utilization review, which is a systematic evaluation of individual and population use of prescription drugs, to identify and address over-use, under-use, and misuse of prescription drugs. As a result of these evaluations, we alert pharmacists, physicians and patients to possible issues, such as drug-drug interactions, and opportunities to consider alternate therapies including generics and formulary preferred drugs.
Our clients have the option of integrating our programs into their pharmacy benefit plan. To monitor our activity under these programs, if requested by the client, we regularly report on the success of our programs, review clinical and financial data, and identify opportunities for improvement.
We have also introduced a complete portfolio of innovative clinical solutions. Among them is our proprietary RationalMed® service, an advanced patient safety program designed to improve patient care and lower total healthcare costs. RationalMed® analyzes patients’ available prescriptions, inpatient and outpatient medical and laboratory claim records to detect gaps and errors in care, and then engages physicians, pharmacists and patients in making appropriate changes. Clients who make the decision to participate in RationalMed® can save money by reducing inappropriate and unsafe prescription use, reducing gaps in care and avoiding unnecessary medical costs. We offer RationalMed® as a program to health plans and plan sponsors, regardless of whether they are clients of our PBM business.
For Medicare Part D plans, Medco offers a robust Medication Therapy Management program, designed to ensure that covered Medicare Part D medications prescribed to targeted beneficiaries are appropriately utilized to optimize therapeutic outcomes. Medco uses the Chronic Disease Score, a proprietary software algorithm, to identify beneficiaries who meet the criteria established by CMS.
Optimal Health® is Medco’s health and care support solution, offered through our 10-year alliance with Healthways, Inc. Optimal Health® offers plan sponsors health improvement solutions across the entire population of at-risk members with chronic and complex conditions which extends our therapy management capabilities to include disease management services for those clients looking for a more comprehensive healthcare service for their members. Through innovative engagement capabilities, Optimal Health® helps patients to understand their health risks and take action with confidence to lead healthier lives. Clients who participate in Optimal Health® can save money by increasing the percent of their covered population living healthier lifestyles — improving compliance with evidence-based care guidelines for chronic conditions and avoiding unnecessary medical costs, particularly hospitalizations.
Our clinical expertise will be further enhanced by our emerging pharmacogenomics capabilities. As pharmacogenomics becomes a more prominent component of prescription guidelines, our ability to build a new generation of solutions to deliver precision medicine will result in improving safety and efficacy while enhancing clinical outcomes and lowering costs.
Clinical Services, Specialty Pharmacy
Where appropriate, we work with the patient and the patient’s physician to implement the prescribed plan of care. Each patient is typically supported by a team consisting of a pharmacist, a customer service representative and a reimbursement specialist, and with certain therapies, a registered nurse. Generally, each patient’s team members specialize in that patient’s disease and work with payors and providers in that patient’s geographic region. We assist patients and their families in coping with a variety of difficult emotional and social challenges presented by their diseases, and in some cases participate in patient advocacy organizations, assist in the formation of patient support groups, and advocate legislation to advance patient interests.

Pharmacy Management
One of the core features of our PBM service is the management of prescription claims.
Mail-Order Service. The Medco PharmacyTM, our mail-order service, is the industry’s largest pharmacy based on the number of prescriptions dispensed. In 2009, the Medco PharmacyTM filled 103.1 million prescriptions. Mail order is most appropriate for chronic and complex maintenance medications. Typically, mail order reduces costs for clients as a result of Medco’s purchasing scale, high levels of automation and efficiency, increased generic dispensing and higher rebates through enhanced formulary compliance. Many members prefer mail order for maintenance medications because they can receive up to a 90-day supply instead of the commonly dispensed 30-day supply at retail pharmacies. Members also benefit from generally lower co-payments at mail order and the convenience of receiving their prescriptions delivered to their home. Members can place first-fill, refill and renewal orders through the mail or they can request refill or renewal orders easily online through our member website, medco.com®, or our integrated voice-response phone system. Additionally, physicians can fax first-fill prescriptions to the Medco Pharmacy or use point-of-care technologies.
Our PBM mail-order pharmacy operations consist of seven prescription order processing pharmacies that are located throughout the United States, one of which also performs mail-order dispensing, and our two automated dispensing pharmacies in Willingboro, New Jersey and Las Vegas, Nevada. Additionally, we expect to commence operations in our third automated dispensing pharmacy in Whitestown, Indiana in 2010.
In our prescription order processing pharmacies, our pharmacists, technicians and other staff focus on pharmacy activities such as reviewing, recording and interpreting incoming prescriptions, screening for interactions based on each patient’s drug history profile, resolving benefit issues with rules that are determined by plan sponsors, resolving clinical or prescription clarification issues with physicians and collecting the copayment from the patient. Once these processes are completed, the prescriptions are approved for dispensing and electronically routed to one of our mail-order dispensing pharmacies. We use image-based technology, which provides for quick access to prescription orders and promotes efficient processing. All of our Medco mail-order pharmacies are networked into one integrated systems platform. This approach to mail-order operations frees the time of our professional pharmacists so they can remain focused on patient care; it also optimizes the efficiency of the dispensing function, improving safety and reducing costs.
In our dispensing pharmacies, the focus is on fulfillment and distribution of medications to patients. Our dispensing pharmacies use state-of-the-art, patented automated technology to dispense tablets and capsules, as well as items dispensed in original packaging. The dedicated teams of pharmacists and pharmacy personnel achieve Six Sigma quality levels and embrace Six Sigma process control and continuous improvement principles to ensure patients get the right medication at the right time. Through the efforts of our high-performing people and technology, we are able to use optimal dispensing methodologies to dispense prescriptions and then combine and sort orders for shipment to reduce delivery times and place the medication in the hands of the patient as quickly and efficiently as possible.
PolyMedica provides diabetes testing supplies, prescriptions and related products to patients with diabetes through its Liberty brand. PolyMedica meets the needs of diabetes patients by providing delivery of supplies through locations in Florida and Virginia. For these services, PolyMedica bills Medicare, other government agencies and/or private insurance companies directly, for those diabetes-related supplies.
Medco Therapeutic Resource Centers®. These centers, located within our mail-order pharmacy operations, are designed around the theory that specialization leads to better pharmacy care for members with chronic and complex conditions. To better serve these members and their plans, our pharmacists receive additional specialized training in the chronic conditions that are generally associated with significant gaps in care and significant costs, such as diabetes, heart disease and asthma. Medco specialist pharmacists of a given specialty practice together in centers dedicated to the pharmacy care of people with needs in that disease category. Our scale and technology allow us to dedicate entire pharmacy practices to a single specialty and bring the services of our Medco specialist pharmacists to the members who need them, as they need them. Our acquisition of PolyMedica in 2007 complemented our Therapeutic Resource Center strategy, focusing on the rapidly growing diabetes patient base, enabling an end-to-end solution for members with diabetes who are able to order the supplies they need, along with their medications, to manage their condition.

Specialty Pharmacy Management. Accredo Health Group provides an enhanced level of care to patients taking specialty medicines to treat complex or chronic conditions. Accredo Health Group focuses on dispensing infused, injectable, inhaled, and oral drugs that require a higher level of patient services and support compared to what typically is available from traditional pharmacies. Many specialty drugs have FDA safety and monitoring requirements. Accredo Health Group’s therapy teams may include specialty-trained pharmacists, nurses and patient service representatives. Accredo Health Group patients receive counseling and education services and access to nurses and pharmacists who are available around the clock to assist patients in managing critical aspects of care. Accredo Health Group typically dispenses a 30- to 90-day supply of specialty medications directly to the patient or the patient’s physician, with packaging and temperature-controlled handling and shipping as appropriate to maintain product integrity. The shipment may contain ancillary supplies required for administration in the patient’s home. A majority of products are dispensed and shipped from three specialty pharmacy facilities in Memphis, Tennessee; Nashville, Tennessee; and Warrendale, Pennsylvania. Accredo Health Group also maintains branch and infusion pharmacies across the United States.
Retail Pharmacy Networks. We have contractual relationships covering approximately 60,000 independent and chain retail pharmacies that have agreed to participate in one or more of our retail networks. A network offers members access to a choice of pharmacies, while providing clients with contracted discount rates that we negotiate with retail pharmacies. In general, these rates for brand-name drugs are at a discount to the average wholesale price of the drug, which is the current standard pricing unit used in the industry. In addition, we determine a maximum allowable cost for most generic drugs. Our retail pharmacy network agreements also include professional dispensing fees paid to the retail pharmacy. Clients generally select a retail pharmacy network based on the number and location of pharmacies in the network and the competitiveness of the discounts that the network offers. Pharmacies in a network also agree to follow our policies and procedures designed to enhance specific performance standards regarding patient safety and service levels.
Call Center Pharmacies. We operate call center pharmacies, each of which is licensed as a pharmacy in the state in which it is located and is staffed by pharmacists and service representatives. Personnel at our call center pharmacies are available to answer questions and provide information and support to members 24 hours a day, seven days a week, for members using either our mail-order service or our retail pharmacy networks. Our call center pharmacies also provide information and services to physicians and pharmacists who provide service to our clients’ members. We also have a substantial number of work-at-home call center representatives, which allows flexibility in providing appropriate coverage and contingency planning. The majority of our call center representatives are Medco employees. We have, on a limited basis, outsourced some call handling capabilities to third-party vendors, including the management of inbound calls from retail pharmacies.
Reimbursement Services. With Accredo Health Group’s focus on specialty drugs to treat specific chronic diseases, significant expertise has been developed in managing reimbursement issues related to the patient’s condition and treatment program. Due to the long duration and high cost of therapy generally required to treat these chronic disorders, the availability of adequate health insurance is a constant concern for chronically ill patients. Generally, the payor, such as an insurance provider under a medical benefit, is contacted prior to each shipment to determine the patient’s health plan coverage and the portion of costs that the payor will reimburse. Reimbursement specialists review matters such as pre-authorization or other prior approval requirements, lifetime limits, pre-existing condition clauses, and the availability of special state programs. By identifying coverage limitations as part of an initial consultation, we can assist the patient in planning for alternate coverage, if necessary. In addition, we accept assignment of benefits from numerous payors, which substantially eliminates the claims submission process for most patients. Historically, drugs were primarily reimbursed by the patient’s health insurance plan through a medical benefit. This has evolved where, based on the type of drug dispensed, an increasing percentage of transactions are reimbursed through a prescription card benefit, which typically accelerates reimbursement.

Physician Services
Helping physicians to prescribe more cost-effective therapies and providing easy physician access to our mail-order pharmacy services are key Medco objectives. We offer a number of programs designed to meet these goals, from our Physician’s Service Center, which is dedicated to answering physician questions and accepting phone prescriptions, to products like RationalMed® and Physician Practice Summaries, which inform physicians about prescribing options and patterns for their Medco patients.
We encourage physicians to prescribe electronically through a number of initiatives including through our founding role in Surescripts®, which promotes a standardized platform to route prescriptions from prescribers to pharmacies, and our involvement in regional initiatives that promote electronic prescribing such as the Southeast Michigan ePrescribing Initiative (SEMI) undertaken by Medco and the three largest U.S. auto makers.
Our approach to the physician community includes the establishment of a department for Physician Advocacy & Strategy, which considers the physician viewpoint in the development of our products and services. We use market research with practicing physicians and their staff to better understand the needs of the physician office in working with Medco effectively.
Internet-based Services
Our Internet-based services have been recognized as the most advanced and comprehensive in the PBM industry. Not only do we offer what we believe is the industry’s leading consumer website for members, we also offer sites for clients and retail pharmacists that provide interactive tools aimed at improving compliance with plan goals, simplifying benefit administration, and providing critical benefit and medical information. Our My Rx Choices® prescription savings program provides members with greater transparency around their benefits and facilitates more informed patient-physician dialogue. It is designed to lead to lower costs for our clients and their members.
Member-Oriented Web Services. Our member website capabilities allow members to self-manage their prescription benefits, while encouraging the use of safe, effective therapies that comply with their plan’s provisions. Our member website, medco.com®, was the first Internet pharmacy site to be certified by the National Association of Boards of Pharmacy.
Medicare Part D Web Services. Our member website also supports pre-enrollment and post-enrollment activities on behalf of our Medicare PDP and programs serving multiple clients. Prospective Medicare PDP participants and their caregivers can use the pre-enrollment site’s Plan Compare tool to accurately project costs for all their medications. The post-enrollment site allows members who have signed up to receive a Medicare Part D benefit from either Medco or one of our clients to securely manage all aspects of their prescription program.
Client-Oriented Web Services. Our client website provides online access to Medco’s proprietary tools for reporting, analyzing and modeling data, clinical-utilization management and decision-support, plan administration, including eligibility and claims reviews, the latest industry news, and easy submission and tracking of service requests. Clients who perform their own member service can use our client website to update eligibility data and counsel members on all aspects of their pharmacy benefit, formularies, co-payments and coverage provisions, including the location of retail network pharmacies. Clients also have the ability to view detailed, consolidated claims for retail and mail-order service and issue prior-authorization approval. We can tailor access to the specific needs of different users involved in managing the pharmacy benefit within the client organization, limiting access only to authorized individuals.
Pharmacist-Oriented Web Services. Our Pharmacist Resource Center offers online support for retail pharmacies that participate in our national networks. This service provides pharmacists with the latest information on new benefit plans, plan design changes, pricing information, drug recalls and alerts, as well as online access to our pharmacy services manual. Pharmacists can use this service to check patient eligibility, determine coverage and review claims status for plan members. The center also gives participating pharmacies e-mail access to our pharmacy services help desk.

Contractual Relationships
Clients. Our net revenues are principally derived from contracting with clients to provide prescription drugs to their members through our mail-order pharmacies and our networks of retail pharmacies. Our PBM client contracts provide that a client will pay for drugs dispensed to its members at specified discounts to average wholesale prices or other industry benchmarks, plus the applicable dispensing fee. Both the specified discounts to average wholesale prices and the applicable dispensing fee vary based on whether the drug dispensed is a brand-name drug, generic drug or a specialty drug, and whether the prescription is dispensed through our mail-order pharmacies or a pharmacy in our retail network. Clients may also pay an administrative fee or other fees for various services we provide. These services include claims processing, eligibility management, benefits management, formulary compliance management, clinical and retail pharmacy network management, and other related services. Client contracts may also provide that we will share with clients some or all of the rebates we receive from pharmaceutical manufacturers for that client’s utilization.
Additionally, many of our contracts with clients contain provisions that guarantee the level of service we will provide to the client, the minimum level of rebates or discounts the client may receive, closure of gaps in care, or guaranteed savings levels. These clients may be entitled to performance penalties if we fail to meet a service or cost guarantee. The majority of our clients are party to these types of contracts, and our clients are generally entitled to audit our compliance with their contracts.
CMS. Our product net revenues also include premiums associated with our Medicare PDP risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Our two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide three Medicare drug benefit plan options for beneficiaries, including (i) a “standard Part D” benefit plan as mandated by statute, and (ii) two benefit plans with enhanced coverage, that exceed the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.
Pharmaceutical Manufacturers. Our contracts with pharmaceutical manufacturers provide us with rebates and fees for prescription drugs dispensed through our mail-order pharmacies and retail pharmacy networks, discounts for prescription drugs we purchase and dispense from our mail-order pharmacies, and performance-based service fees associated with certain specialty drugs. Rebates and fees are generally calculated as a percentage of the aggregate dollar value of a particular drug that we dispensed, based on the manufacturer’s published wholesale price for that drug. Rebates and fees are generally invoiced to the pharmaceutical manufacturer and paid to us on a quarterly basis. We share the majority of rebates with our clients, which are based on the provisions of the applicable client contract, and may also guarantee a minimum rebate per prescription dispensed to the client’s members.
Retail Pharmacies. We have contractual relationships covering approximately 60,000 independent and chain retail pharmacies that have agreed to participate in one or more of our retail networks. See “—Products and Services—Retail Pharmacy Networks” above for more information.
Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the fiscal year ended December 26, 2009, our ten largest clients based on revenue accounted for approximately 49% of our net revenues, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $11,300 million, or 19%, of our net revenues. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for the fiscal year ended December 26, 2009. Under our current agreement with UnitedHealth Group, we are providing pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in 2009, 2008 or 2007.

Mail-Order Inventory Suppliers
We maintain inventory in our mail-order pharmacies primarily representing a broad range of brand-name, generic and specialty pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either from our primary wholesaler, AmerisourceBergen Corp., which accounted for approximately 62% of our overall 2009 drug purchases, or directly from pharmaceutical manufacturers. Most of the purchases from our primary wholesaler were for brand-name medicines. Specialty and generic drugs are generally purchased directly from manufacturers. We believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available, except to the extent that brand-name drugs are available to the market exclusively through the manufacturer.
Accredo also has supply agreements with specialty product manufacturers. In addition, our agreements with certain biopharmaceutical manufacturers may contain minimum purchasing volume commitments. Certain biopharmaceutical manufacturers may also make selected biopharmaceuticals available to only a limited number of specialty pharmacies.
Competition
Competition among providers of services similar to those that we provide is intense. We compete primarily on the basis of our ability to design and administer innovative programs and services that provide a flexible, high quality prescription drug benefit management offering to our clients and their members at competitive pricing to the plan sponsor. We believe the following factors are critical to our ongoing competitiveness:
•	Ability to differentiate ourselves in the marketplace with our innovative member engagement model, which includes the specialized practice of pharmacy and services accessed through Medco Therapeutic Resource Centers®, our initiatives in the field of pharmacogenomics and the innovative Medco Research InstituteTM. Collectively these programs and initiatives are designed to improve clinical outcomes and reduce the total cost of healthcare for plan sponsors;
•	Ability to effectively provide innovative plan designs focused on the specific and changing needs of clients, patients and other payors, as well as effectively administer new programs, such as those associated with Medicare Part D;
•	Broad capabilities, and regional and national scale to provide a fully integrated prescription benefit model, including effective mail order, retail access, specialty pharmacy, and customer service;
•	Quality and breadth of clinical services designed to provide a high level of care and compliance;
•	Proven history in effectively managing drug trend, including the ability to negotiate favorable discounts from pharmaceutical manufacturers and retail pharmacies, rebates from brand-name pharmaceutical manufacturers, and the ability to encourage the use of lower cost generics, all of which return value to the plan sponsor;
•	Use of technology to deliver information and services to clients and members; and
•	Financial strength.

We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, managed care organizations, large retail pharmacy chains, large retail stores and supermarkets with in-store pharmacy operations and Internet pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller companies in niche markets. Our main competitors include Aetna Inc., CIGNA Corporation, CVS Caremark Corporation, Express Scripts, Inc., Humana Inc., UnitedHealth Group, Walgreen Co. and Wal-Mart Stores, Inc.
Consolidation of client entities within the markets we serve, as well as the consolidation of our competitors, or suppliers could impair our ability to attract and retain clients. We believe, however, that our efficient and integrated business model, our differentiating clinical programs, our innovative services and the alignment of our business model with the demands of clients and members, will enable us to compete effectively.
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

Employees are encouraged to raise concerns about improper, illegal, or unethical conduct, as well as specific instances of non-compliance. Our Compliance and Ethics Office is an available resource, either directly or via the Compliance and Ethics Line, for all employees to report compliance concerns or to raise questions about any business practices. Other reporting mechanisms are available through the Accredo Compliance Office, the PolyMedica Compliance Office, the Medicare Compliance Office or the Privacy Office. Once raised, we immediately review, investigate, and resolve all concerns about non-compliant behavior and report them through the Corporate Compliance Officer in a consolidated presentation to the Corporate Compliance Committee and the Audit Committee of the Board of Directors.
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
Among the federal and state laws and regulations that affect aspects of our business are the following:
Regulation of Our Pharmacy, Nursing, Home Health Agency, and Laboratory Operations. Our mail-order pharmacies deliver prescription drugs and supplies to individuals in all 50 states. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Each of our dispensing pharmacies, prescription processing centers and call center pharmacies must be licensed in the state in which it is located. In some of the states where our dispensing pharmacies are located, state regulations require compliance with standards promulgated by the United States Pharmacopeia (“USP”). The USP creates standards in the packaging, storage and shipping of pharmaceuticals. Also, many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy or similar regulatory body. In addition, some states have proposed laws to regulate online pharmacies, and we may be subject to this legislation if it is passed. Furthermore, those of our pharmacies that dispense durable medical equipment items, such as infusion pumps, and that bear a federal legend requiring dispensing pursuant to a prescription, are also regulated by applicable state and federal durable medical equipment laws. Accredo Health Group also operates wholesale pharmacy operations, which are subject to state licensure.
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
In addition, in those states that require home health or nursing licensure to provide in-home patient education or in-home administration of the pharmaceuticals we dispense, we are also regulated by those states’ Department of Health. Some states also require Certificates of Need in order to be granted home health agency licensure. Finally, our molecular genetics laboratory has received all necessary licenses including federal CLIA (Clinical Laboratory Improvement Amendments) and State of Florida Agency for Health Care Administration approval to allow us to perform and report the results for certain diagnostic tests.

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
In addition, the DOL has recently issued proposed regulations under the provisions of ERISA that regulate plan contracts with service providers, including PBMs. We anticipate that the DOL will issue amended regulations in the first quarter of 2010. The proposed regulations mandate specific disclosure by service providers. Failure to comply with the regulations could also result in a prohibited transaction. The DOL has solicited comments on the proposed regulations and we anticipate that they will change before they are finalized. As a result, we are not yet able to assess the impact on our business. We will comply with the regulations when they are finalized.

A number of lawsuits have been filed against us, alleging that we should be treated as a “fiduciary” under ERISA and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs. For further information on this litigation and the proposed settlement, see Note 14, “Commitments and Contingencies—Legal Proceedings,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Regulation of Financial Risk Plans. We own two insurance companies: Medco Containment Life Insurance Company (“Life”) and Medco Containment Insurance Company of New York (“NY”). On a combined basis, these subsidiary insurance companies are licensed in 50 states, the District of Columbia and the Commonwealth of Puerto Rico and are subject to extensive regulatory requirements imposed under the insurance laws of the states in which they are domiciled, as well as those in which they have obtained licenses to transact insurance business. Since 2006, the Life and NY companies have been operating under contracts with CMS and currently offer several Medicare PDP options. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide three Medicare drug benefit plan options for beneficiaries, including (i) a “standard Part D” benefit plan as mandated by statute, and (ii) two benefit plans with enhanced coverage, that exceed the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the CMS Medicare Part D prescription drug benefit.
Regulation Relating to Data Transmission and Confidentiality of Patient Identifiable Information. Dispensing of prescriptions and management of prescription drug benefits require the ability to utilize patient-specific information. Government regulation of the use of patient identifiable information has grown substantially over the past several years. At the federal level, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Department of Health and Human Services, or HHS, has adopted extensive regulation, governing the transmission, use and disclosure of health information by all participants in healthcare delivery, including physicians, hospitals, insurers and other payors (“Privacy Standards”). Our pharmacy operations are covered entities under the Privacy Standards and are directly subject to these requirements. In our role as a manager of the prescription benefit, we are a business associate of health plan clients, which are covered entities subject to the Privacy Standards. In February 2009, the American Recovery and Reinvestment Act of 2009 (P.L. 111-16) was signed into law, which includes several changes to the HIPAA privacy and security rules, including an increase in penalties for HIPAA violations and making business associates directly subject to the Privacy Standards. In addition, many states have passed or are considering laws addressing the use and disclosure of health information. These proposals vary widely, some relating to only certain types of information, others to only certain uses, and yet others to only certain types of entities. These laws and regulations have a significant impact on our operations, products and services, and compliance with them is a major operational requirement. Regulations and legislation that severely restrict or prohibit our use of patient identifiable information could materially adversely affect our business.
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
•	Formulary Restrictions. A number of states have enacted laws that regulate the establishment of formularies by insurers, Health Maintenance Organizations (“HMOs”) and other third-party payors. These laws relate to the development, review and update of formularies; the role and composition of pharmacy and therapeutics committees; the availability of formulary listings; the disclosure of formulary information to health plan members; and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where the non-preferred drugs are medically necessary and the formulary drugs are determined to be inappropriate. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan clients.

•	Industry Standards for PBM, Pharmacy, and Home Health Functions. The National Committee on Quality Assurance, the American Accreditation Healthcare Commission, known as URAC, the Joint Commission on Accreditation of Healthcare Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by PBMs and specialty pharmacies, including mail order, formulary, drug utilization management, specialty pharmacy and nursing care. While the actions of these bodies do not have the force of law, PBMs and many clients for PBM services seek certification from them, as do other third parties with which our subsidiaries may contract for services. These bodies may influence the federal government or states to adopt requirements or model acts that they promulgate. The federal government and some states incorporate accreditation standards of these bodies, as well as the standards of the National Association of Insurance Commissioners and the National Association of Boards of Pharmacy, into their drug utilization review regulation. Future initiatives of these bodies are uncertain, and resulting standards or legislation could impose restrictions on us or our clients in a manner that could significantly impact our business.

•	Currently, Congress is considering a variety of healthcare reform proposals that may affect both PBMs and our clients. The result of this effort is uncertain, and we are evaluating appropriate actions if such legislation were to be enacted.

Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans and Reimbursement for Durable Medical Equipment. Recently, the federal government has increased its focus on methods drug manufacturers employ to develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to many payment formulas, the use of “average wholesale price,” or AWP, as a standard pricing unit throughout the industry, has been criticized as not accurately reflecting prices actually charged and paid at the wholesale or retail level. The DOJ is currently conducting, and the House Energy and Commerce Committee has conducted, an investigation into the use of AWP for federal program reimbursement, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs.
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
Relative to our diabetes testing supplies business, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) Competitive Bid Program (the “Program”) provides for a phased-in program for competitive bidding of certain durable medical equipment items, including mail-order diabetes testing supplies. The first round of bidding under the Program was delayed in 2007, which resulted in a 9.5% reimbursement rate reduction for the Program product categories effective January 1, 2009 and also provided for no annual payment updates for 2009. The Program was re-initiated effective October 21, 2009 and the first round of bidding closed on December 21, 2009. Winning bids along with the applicable reimbursement rates are anticipated to be announced during the summer of 2010, with new reimbursement rates becoming effective in January 2011 for a limited number of geographic areas. Moreover, Congressional action has provided CMS with additional authority to use pricing information gathered during the Program for purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding.
Medicare Part D and Part B. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L.108-173) (the “Act”) also offers far-reaching changes to the Medicare program. Important to us, the Act established a new Medicare Part D outpatient prescription drug benefit for over 40 million Americans who are eligible for Medicare. Qualified beneficiaries, including senior citizens and disabled individuals, have had the opportunity to enroll in Medicare Part D since January 1, 2006.

Medco’s insurance subsidiaries have been approved by CMS to participate in the Medicare Part D program as a national PDP sponsor, and Medco pharmacies may also be providers of prescription drugs and diabetes supplies to those of our patients who are covered under Medicare Part B. In addition, we have been supporting a significant number of Medco clients who have elected to continue to offer a prescription drug benefit to their Medicare retirees as primary coverage outside of the Medicare Part D benefit and receive a government subsidy. Furthermore, we support our clients with their Medicare Advantage programs that now include the Medicare Part D benefit, and with their PDP programs as the pharmacy benefit manager.
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
Prompt Pay Regulations. Many states have adopted prompt pay regulations that require health plans to pay or deny claims within a certain timeframe. These laws generally apply to insurers and/or HMOs, although some recent initiatives have included PBMs directly. Medco currently pays pharmacies on an established two-week cycle basis as defined in the Participating Pharmacy Agreement. Pharmacies receive payment within 30 days for 100% of successful point-of-sale (POS) claims processed in a two-week cycle. Prompt pay requirements for Medicare Part D prescription drug plan claims went into effect on January 1, 2010.
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
Employees
As of year-end 2009, we had approximately 21,900 full-time employees and approximately 950 part-time employees, for a total of 22,850 employees worldwide. Approximately 30% of these employees are represented by labor organizations. Approximately 24% of employees are subject to the terms of 13 collective bargaining agreements, each of which has separate expiration dates and terms, with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO (American Federation of Labor — Congress of Industrial Organizations) (USW); approximately 1.5% are represented by the independent union, Association of Managed Care Pharmacists (AMCP); 0.5% are represented by the Guild For Professional Pharmacists; 0.5% are represented by the International Union of Operating Engineers, AFL-CIO (IUOE); and 3.5% are represented by the Retail, Wholesale and Department Store Union, United Food and Commercial Workers (RWDSU, UFCW). Collective bargaining agreements covering these employees expire at various dates through December 2013. Six collective bargaining agreements with various labor organizations will expire during 2010. We consider our relations with our employees and their unions to be good. Accredo, Critical Care and PolyMedica employees are not represented by a labor union. Employees of our majority-owned subsidiary, Europa Apotheek based in the Netherlands, are covered by a Works Council.

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
Medco’s public Internet site is http://www.medcohealth.com. Medco makes available free of charge, through the Investor Relations page of its Internet site at http://www.medcohealth.com/investor, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Medco also makes available, through the Investor Relations page of its Internet site, statements of beneficial ownership of Medco’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. In addition, Medco makes available on the Investor Relations page of its Internet site, its most recent proxy statements and its most recent annual reports to stockholders. Medco uses the Investor Relations page of its Internet site at http://www.medcohealth.com/investor to disclose important information to the public.
Information contained on Medco’s Internet site, or that can be accessed through its Internet site, does not constitute a part of this Annual Report on Form 10-K. Medco has included its Internet site address only as an inactive textual reference and does not intend it to be an active link to its Internet site. Our corporate headquarters are located at 100 Parsons Pond Drive, Franklin Lakes, New Jersey 07417 and the telephone number at this location is (201) 269-3400.
Stock Split
In the first quarter of 2008, we completed a two-for-one stock split, which was effected in the form of a 100% stock dividend and distributed on January 24, 2008, to shareholders of record at the close of business on January 10, 2008. All share and per share amounts have been adjusted for the increase in issued and outstanding shares after giving effect to the stock split. For more information, see Note 1, “Background and Basis of Presentation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Corporate History
Medco was originally incorporated in Delaware in June 1983. Medco became an independent publicly traded enterprise on August 19, 2003.

Item 1A. Risk Factors.
The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.
Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients.
Competition among providers of PBM services is intense. We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, managed care organizations, large retail chains, large retail stores and supermarkets with in-store pharmacy operations and Internet pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller companies in niche markets. Our main competitors include Aetna Inc., CIGNA Corporation, CVS Caremark Corporation, Express Scripts, Inc., Humana Inc., UnitedHealth Group Incorporated (“United Health Group”), Walgreen Co. and Wal-Mart Stores, Inc.
We compete based on innovation and service, as well as on price. To attract new clients and retain existing clients, we must continually develop new products and services to assist clients in managing their pharmacy benefit programs. There is no guarantee that the investments we make will result in innovative products and services that are attractive to clients, or that we will be able to execute on our strategy for such products and services. Moreover, although we need to continue to expend significant resources to develop, acquire and implement new products and services in the future, we may not be able to do so. We cannot be sure we will continue to remain competitive, nor can we be sure that we will be able to market our PBM services to clients successfully at our current levels of profitability.
Part of our ability to remain profitably competitive in winning and retaining business relies on our securing competitive retail pharmacy reimbursement rates, and decreased competition among retail pharmacies may impact our ability to achieve competitive rates from retail pharmacies.
Consolidation of client entities within the markets we serve, as well as the consolidation of our competitors, or suppliers could impair our ability to attract and retain clients.
Failure to retain key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues, harm to our reputation and decreased profitability.
Our largest client, UnitedHealth Group, represented approximately $11,300 million, or 19%, of our net revenues during 2009. Under our current agreement with UnitedHealth Group, we are providing pharmacy benefit services through December 31, 2012. Although none of our other clients individually represented more than 10% of our net revenues in 2009, our top 10 clients as of December 26, 2009, including UnitedHealth Group, represented approximately 49% of our net revenues during 2009. The loss of one or more of these clients could lead to a negative reaction in the investment community or otherwise cause harm to our reputation, resulting in stock price declines or other adverse effects.
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
In addition, although we believe our current liquidity and prospects for strong cash flows from operations limit the effects on our business from the weaker economy, our business may not be immune to the general risks and uncertainties affecting many other companies, such as overall U.S. and non-U.S. economic and industry conditions, global economic slowdown or geopolitical events. Our revenues and results of operations could suffer, for example, if employers drop healthcare coverage for some or all of their employees, including retirees, as a result of weakness in the economy, changes in law, or rising costs.

Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability.
During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including prescription drug costs, are underway at the federal and state government levels. Congress frequently considers proposals that can affect the U.S. healthcare system. These proposals may increase governmental involvement in healthcare and PBM services and may otherwise change the way we and our clients conduct business. For example, if passed, proposed healthcare reform legislation could make the value of the federal Retiree Drug Subsidy less valuable to our clients. As a result, our clients may choose to drop or limit retiree prescription drug coverage. Further, healthcare organizations may react to government healthcare reform proposals and the uncertainty surrounding them by reducing or delaying the purchase of our PBM services. We cannot accurately predict the impact of proposed healthcare reform legislation, but these proposals could lead to a decreased demand for our services and other outcomes that could adversely impact our business and financial results.
In addition, federal and several state-government entities are expected to consider legislation to increase regulation of managed care plans and decrease reimbursement of Medicare managed care and fee-for-service plans and Medicaid fee-for-service programs. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and in some instances give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could limit our business practices and impair our ability to serve our clients.
Failure in continued execution of our retiree strategy, including the potential loss of Medicare Part D-eligible members, could adversely impact our business and financial results.
Our retiree strategy is multi-faceted and includes the provision of products and services in support of our clients’ Medicare Part D plans or federal Retiree Drug Subsidy. In addition, our strategy includes managing the potential loss of Medicare-eligible members covered under our programs with our PBM clients. Lastly, we participate in the Medicare Part D benefit with our own PDP. We have made substantial investments in the personnel and technology necessary to administer our retiree strategy.
In time, the Medicare Part D prescription benefit could have the effect of rendering existing prescription drug benefit plans less valuable to our clients and their members, which would reduce the total market for PBM services. In addition, some of our clients could decide to discontinue providing traditional prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the loss of these members may outweigh any opportunities for new business generated by the Medicare Part D benefit through our clients’ Medicare Part D plans and our own PDP. Because of this uncertainty, we cannot accurately predict the long-term impact of these risks on our business, financial condition or results of operations.
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
Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program, as well as our overall retiree strategy may have an adverse effect on our financial position, results of operations or cash flows. Proposed healthcare reform legislation, if passed, could also have a financial impact on our CMS-approved PDP. For a description of this risk, see “—Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability.”

If we fail to comply with complex and evolving laws and regulations domestically and internationally, we could suffer penalties, be required to pay substantial damages and/or make significant changes to our operations.
We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our mail-order pharmacies, and our ability to participate in federal and state healthcare programs. As a consequence of the severe penalties we may face, we must devote significant operational and managerial resources to comply with these laws and regulations. Although we believe we are substantially compliant with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies related to these laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or ensure we will be able to obtain or maintain the regulatory approvals required to operate our business. Our international business is also susceptible to a changing political and regulatory landscape. Changes in laws or interpretations in countries in which we operate may impair our ability to serve these customers and adversely impact the financial condition, liquidity and operating results of our international operations.
If we do not continue to earn and retain purchase discounts, rebates and service fees from manufacturers at current levels, our gross margins may decline.
We have contractual relationships with pharmaceutical manufacturers and wholesalers providing us with purchase discounts on drugs dispensed from our mail-order pharmacies, and service fees for activities performed for certain specialty products and, in the case of many pharmaceutical manufacturers, rebates on specified brand-name prescription drugs dispensed through mail order and retail. Most of these discounts and rebates are generally passed on to clients in the form of steeper price discounts and rebate pass-backs. Manufacturer rebates often depend on our ability to meet contractual market share or other requirements.
Our clients often have contractual rights relating to their formulary structure, and while our programs aim to maximize savings to clients, clients are often making specific choices regarding which drugs to place on their formularies. Our profitability can be impacted by these client decisions. In addition, the pharmaceutical industry (both manufacturers of brand-name drugs, as well as generic drugs) continues to consolidate and this may impact our drug purchasing costs and our profitability.
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
From time to time we engage in transactions to acquire other companies or businesses and if we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention.
From time to time we engage in transactions to acquire or otherwise align with other companies or businesses. In order to realize the intended benefits of both past and future transactions, we must effectively integrate these business activities into ours. If we fail to successfully integrate these business activities or if they fail to perform as we anticipated, our revenue and operating results could be adversely affected. If the due diligence of the operations of these acquired businesses performed by us or by third parties on our behalf were inadequate or flawed, or if we later discover unforeseen financial or business liabilities, the acquired businesses may not perform as expected. Operating costs, customer loss and business disruption (including difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than we anticipated. Finally, difficulties assimilating acquired operations and products could result in the diversion of capital and management’s attention away from other business issues and opportunities. International operations are also subject to additional risks, which could include variation in local economies, export and import restrictions, currency fluctuations, trade barriers, the burden of complying with a variety of international laws, and political and economic instability.

New legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable information could limit our ability to use information critical to the operation of our business.
Many of our products and services rely on our ability to use patient identifiable information. In addition to electronically reviewing hundreds of millions of prescriptions each year, we collect and process confidential information through many of our programs and alliances, including RationalMed® and point-of-care initiatives. There is currently substantial regulation at the federal and state levels addressing the use and disclosure of patient identifiable medical and other information. In February 2009, the American Recovery and Reinvestment Act of 2009 (P.L. 111-16) was signed into law, which adds additional requirements under the HIPAA privacy and security rules. Failure to comply with standards issued pursuant to state or federal statutes or regulations may result in criminal penalties and civil sanctions. See Item 1, “Business — Government Regulation,” above. These and future regulations and legislation severely restricting or prohibiting our use of patient identifiable medical and other information could limit our ability to use information critical to the operation of our business. If we violate a patient’s privacy or are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for significant damages, fines or penalties.
Our Specialty Pharmacy business is highly dependent on our relationships with a limited number of suppliers and the loss of any of these relationships, or limitations on our ability to provide services to these suppliers, could significantly impact our ability to sustain and/or improve our financial performance.
We derive a substantial percentage of our Specialty Pharmacy segment revenue and profitability from our relationships with a limited number of suppliers. Our agreements with these suppliers may be short-term and cancelable by either party without cause on 30 to 365 days prior notice. These agreements may limit our ability to provide services for competing drugs during the term of the agreement and allow the supplier to distribute through channels other than us. Further, certain of these agreements allow pricing and other terms of these relationships to be periodically adjusted for changing market conditions or required service levels. A termination or modification to any of these relationships could have a material adverse effect on our business, financial condition and results of operations.
Our ability to grow our Specialty Pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients.
Our Specialty Pharmacy segment focuses on complex and expensive drugs that serve relatively small patient populations. Due to the limited patient populations utilizing the drugs our Specialty Pharmacy business handles, our future growth relies in part on expanding our base of drugs or penetration in drug categories, such as oncology. Further, a loss of patient base or reduction in demand for any reason for the drugs we currently dispense could have a material adverse effect on our business, financial condition and results of operations.
Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased credit risk. Additionally, current economic conditions may expose us to increased credit risk.
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

Revenues from the sale of diabetes testing supplies under the Liberty brand depend on the continued availability of reimbursement by government and private insurance plans. The government’s Medicare regulations are complex and, as a result, the collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be contingent upon the payment of another payor. Because of the coordination with multiple payors and the complexity in determining reimbursable amounts, these accounts receivable have higher risk in collecting the full amounts due.
Our Medicare Part D product offerings require premium payments from members for the ongoing benefit, as well as amounts due from CMS. As a result of the demographics of the consumers covered under these programs and the complexity of the calculations for amounts due from CMS, these accounts receivable are subject to realization risk in excess of what is experienced in the core PBM business.
Additionally, we may be subject to increased credit risk associated with state and local government agencies experiencing increased fiscal challenges. As a result of these aforementioned risks, we may be required to record bad debt expenses potentially impacting our results of operations and liquidity.
Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our revenues and profits.
A portion of our Accredo Health Group revenues and the majority of our PolyMedica Corporation (“PolyMedica”) revenues are tied to the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, our profits would also be reduced. Additionally, our profits could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts, and due to potential budget limitations being experienced by many states, we could experience reductions in our Medicaid reimbursement for certain drugs dispensed by our specialty pharmacies under our Accredo brand.
Specifically in regard to our revenues and profits associated with our diabetes testing supplies business, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) Competitive Bid Program (the “Program”) provides for a phased-in program for competitive bidding of certain durable medical equipment items, including mail-order diabetes testing supplies. The first round of bidding under the Program was delayed in 2007, which resulted in a 9.5% reimbursement rate reduction for the Program product categories effective January 1, 2009 and also provided for no annual payment updates for 2009. The Program was re-initiated effective October 21, 2009 and the first round of bidding closed on December 21, 2009. Winning bids along with the applicable reimbursement rates are anticipated to be announced during the summer of 2010, with new reimbursement rates becoming effective in January 2011 for a limited number of geographic areas.
Moreover, Congressional action has provided CMS with additional authority to use pricing information gathered during the Program for purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. Our operating results could be negatively affected if CMS uses this authority to impose lower reimbursement rates in geographic areas that would otherwise have been excluded from the impact of competitive bidding.
Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products.
We dispense significant volumes of brand-name and generic drugs from our mail-order pharmacies and through networks of retail pharmacies, which are the basis for our net revenues and profitability. When increased safety risk profiles or manufacturing issues of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or otherwise reduce the numbers of prescriptions for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced global consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers or transition to over-the-counter products. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, or for over-the-counter products that are not recaptured in the Medco Health StoreTM, our volumes, net revenues, profitability and cash flows may decline.

PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA.
PBMs typically provide services to corporations and other sponsors of health benefit plans subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). ERISA regulates employee pension benefit plans and employee welfare benefit plans, including health and medical plans. The U.S. Department of Labor (“DOL”), which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by a PBM where the PBM had not agreed to accept fiduciary responsibility. We are party to several lawsuits which claim we are a fiduciary under ERISA. See Note 14, “Commitments and Contingencies — Legal Proceedings,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. If a court were to determine, in litigation brought by a private party or in a proceeding arising out of a position taken by the DOL, that we were a fiduciary in connection with services for which we had not agreed to accept fiduciary responsibility, we could potentially be subject to claims for breaching fiduciary duties and/or entering into certain “prohibited transactions” that could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results.
We are party to various legal proceedings and are subject to litigation risks. The most significant legal proceedings to which Medco is a party are described in detail in Note 14, “Commitments and Contingencies — Legal Proceedings,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Although we believe we have meritorious defenses in each of the matters described therein, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our business, financial condition, liquidity and results of operations in any particular period.
Changes in industry pricing benchmarks could adversely affect our financial performance.
Contracts in the prescription drug industry generally use certain published benchmarks to establish pricing for prescription drugs. Most of Medco’s PBM client contracts and Accredo and PolyMedica’s commercial contracts and most of its governmental participating provider agreements use the Average Wholesale Price, or AWP, standard. Recently, First DataBank, the company that reports AWP data to Medco, announced it would discontinue publishing AWP some time in 2011. Currently, we do not know what other pricing benchmark(s) will be adopted. Medco’s customer contracts contain terms Medco believes will enable it to mitigate any adverse effects resulting from a change in the pricing benchmark.
Legislation may lead to changes in the pricing for Medicare and Medicaid programs. See Item 1, “Business—Government Regulation—Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans and Reimbursement for Durable Medical Equipment,” included in this Annual Report on Form 10-K. At least one Medicaid program has adopted, and other Medicaid programs, some states and some commercial payors may adopt, those aspects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173) or the Deficit Reduction Act of 2005 (P.L. 109-171) that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of Average Sales Price (“ASP”) or Average Manufacturer’s Price (“AMP”) in lieu of AWP as the measure for determining reimbursement by state Medicaid programs for the drugs sold in our Specialty Pharmacy business could materially reduce the revenue and gross margins of this business.

We are subject to a corporate integrity agreement and noncompliance may impede our ability to conduct business with the federal government.
As part of a civil settlement with the Department of Justice (“DOJ”) and other federal government agencies, in October 2006, Medco entered into a five-year corporate integrity agreement with the United States Department of Health and Human Services’ Office of the Inspector General (“OIG”) and the U.S. Office of Personnel Management Office of the Inspector General. The agreement is designed to ensure that Medco’s compliance program meets certain requirements. The agreement provides for, among other things, that Medco continue to have a Compliance Officer, a Compliance Committee, a Code of Conduct that is disseminated to employees, a toll-free number for employees to report potential violations of Covered Federal Program requirements, written policies and procedures (including the establishment of new databases), regular training for all employees with regard to Medco’s Code of Conduct, and various auditing programs. Failure to comply with the obligations of this corporate integrity agreement could result in debarment from participation in certain federal business arrangements, financial penalties and damage to Medco’s reputation.
The terms and covenants relating to our existing indebtedness could adversely impact our financial performance and liquidity.
Like other companies that incur debt, we are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. Our credit facilities, accounts receivable financing facility and the indentures governing our senior notes contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including a maximum total debt-to-EBITDA ratio. Our continued ability to borrow under our credit facilities and accounts receivable financing facility is subject to our compliance with such financial and other covenants. If we fail to satisfy these covenants, we would be in default under the credit facilities, accounts receivable financing facility and/or indentures, and may be required to repay such debt with capital from other sources or not be able to draw down against our facility. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. See Note 8, “Debt,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In addition, as of December 26, 2009, of our total outstanding borrowings of approximately $4.0 billion, $2.2 billion is impacted by variable interest rates. Increases in interest rates on variable rate indebtedness would increase our interest expense and could adversely affect our results of operations.
We may be subject to liability claims for damages and other expenses not covered by insurance.
Our commercial professional liability insurance policies are expected to cover up to $85 million per individual claim. In addition to our commercial professional liability insurance policies, we have a retained liability component requiring certain self-insurance reserves to cover potential claims. We currently process any claims included in self-insured retention levels through a captive insurance company. A successful professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect on our financial condition and results of operations. We believe most of the claims described in Note 14, “Commitments and Contingencies—Legal Proceedings,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, are unlikely to be covered by insurance.
The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure. Additionally, significant disruptions to our infrastructure or any of our facilities due to failure to execute security measures or failure to execute business continuity plans in the event of an epidemic or pandemic or some other catastrophic event could adversely impact our business.
We are dependent on our infrastructure, including our information systems, for many aspects of our business operations. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data and we must maintain our business processes and information systems, and the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, failure to protect such information or mitigate any such breaches may adversely affect our operations. In the event we or our vendors experience malfunctions in business processes, breaches of information systems, failure to maintain effective and up-to-date information systems or unauthorized and non-compliant actions by any individual, this could disrupt our business operations or impact patient safety, result in customer and member disputes, damage our reputation, expose us to risk of loss or litigation, regulatory violations, increase administrative expenses or lead to other adverse consequences.

We have automated and other mail-order dispensing pharmacies, call centers, data centers and corporate facilities. All of these facilities depend on the local infrastructure and the uninterrupted operation of our computerized dispensing systems and our electronic data processing systems. Significant disruptions at any of these facilities or our vendors’ facilities due to failure of technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or malice, an epidemic or pandemic or some other catastrophic event could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate, our ability to process and dispense prescriptions and provide products and services to our clients and members.
We may be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives.
We have over $2.4 billion of recorded intangible assets, net, on our consolidated balance sheet as of December 26, 2009. For our PBM segment, our intangible assets primarily represent the value of client relationships that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003, and to a lesser extent, our acquisitions of PolyMedica in 2007 and a majority stake in Europa Apotheek Venlo B.V. in 2008. For our Specialty Pharmacy segment, we have intangible assets recorded primarily from our acquisition of Accredo in 2005. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with events such as the loss of significant clients or specialty product manufacturer contracts, or when other changes in circumstances indicate the carrying amount may not be recoverable. For our intangible assets, if the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our consolidated statement of income in the amount the carrying value of these assets exceeds the discounted expected future cash flows. In addition, while our intangible assets may not be impaired, the useful lives are subject to continual assessment. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense charged to our consolidated statement of income, which could have a material adverse effect on our earnings.
We also have over $6.3 billion of recorded goodwill on our consolidated balance sheet as of December 26, 2009. Goodwill is assessed for impairment annually for each of our segments’ reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to that reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. If we determine that the fair value is less than our book value, we could be required to record a non-cash impairment charge to our consolidated statement of income, which could have a material adverse effect on our earnings.
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

Moreover, as a result of our ownership of insurance companies, a third party attempting to effect a change of control of our company may be required to obtain approval from the applicable state insurance regulatory officials. The need for this approval may discourage third parties from making a bid for our company or make it more difficult for a third party to acquire our company, which may adversely affect the price of our common stock.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 26, 2009, we own or lease 150 facilities throughout the United States and lease two properties in Europe. We believe our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our existing facilities contain an aggregate of approximately 3,900,000 square feet. Our corporate headquarters office is located in Franklin Lakes, New Jersey and accommodates our executive and corporate functions.
Our PBM mail-order pharmacy operations consist of seven prescription order processing pharmacies that are located throughout the United States, one of which also performs mail-order dispensing, and our two automated dispensing pharmacies in Willingboro, New Jersey and Las Vegas, Nevada. Additionally, we expect to commence operations in our third automated dispensing pharmacy in Whitestown, Indiana in 2010. In addition, as a result of our PolyMedica acquisition, we have two pharmacies that dispense diabetes supplies. We also have three Specialty Pharmacy mail-order pharmacies and 78 specialty branch pharmacies.
Item 3. Legal Proceedings.
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 14, “Commitments and Contingencies—Legal Proceedings,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Executive Officers of the Company
The executive officers of the Company, and their ages and positions as of February 1, 2010 are as follows:

Name	Age	Position
David B. Snow, Jr.	55	Chairman and Chief Executive Officer
Gabriel R. Cappucci	47	Senior Vice President and Controller, Chief Accounting Officer
Mary T. Daschner	51	Group President, Retiree Solutions
John P. Driscoll	50	President, New Markets
Robert S. Epstein	54	Chief Medical Officer and President, Medco Research Institute
Steven R. Fitzpatrick	50	President, Accredo Health Group, Inc.
Brian T. Griffin	50	Group President, Health Plans
Kenneth O. Klepper	56	President and Chief Operating Officer
Laizer D. Kornwasser	38	President, Liberty Medical and Senior Vice President, Channel and Generic Strategy
Thomas M. Moriarty	46	General Counsel, Secretary and Senior Vice President, Pharmaceutical Strategies and Solutions
Karin V. Princivalle	53	Senior Vice President, Human Resources
Richard J. Rubino	52	Senior Vice President, Finance and Chief Financial Officer
Jack A. Smith	62	Senior Vice President, Chief Marketing Officer
Glenn C. Taylor	58	Group President, Key Accounts
Timothy C. Wentworth	49	Group President, Employer Accounts

David B. Snow, Jr. has served as Chief Executive Officer and as a director of the Company since March 2003. Mr. Snow was appointed Chairman of the Company’s Board of Directors in June 2003 and also served as the Company’s President from 2003 to 2006. Prior to joining the Company, Mr. Snow served as President and Chief Operating Officer at WellChoice, Inc. (formerly Empire BlueCross BlueShield) where he held the position of Executive Vice President and Chief Operating Officer beginning in 1999 and then held the position of President and Chief Operating Officer from 2001 through 2003. From 1993 to 1998, Mr. Snow was an Executive Vice President of Oxford Health Plans, a health maintenance organization, and was responsible for marketing, medical delivery systems, medical management and government programs. Mr. Snow has served in executive leadership roles for a number of other healthcare companies throughout his career, including American International Healthcare, Inc. and US HealthCare, Inc. He also co-founded and served as President and CEO of Managed Healthcare Systems, Inc., which was later renamed AmeriChoice. Mr. Snow is currently a director of Pitney Bowes Inc. (Compensation Committee; Technology Committee). Mr. Snow is also a director of various private companies and not-for-profit charitable organizations.
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
Mary T. Daschner has served as Group President, Retiree Solutions since September 2008 and in this role is responsible for strategy and business results for Medco’s retiree and Medicare eligible population. The current portfolio includes Medco’s National Prescription Drug Program, the Medco Medicare Prescription Plan® and Employer Retiree Solutions including Employer Prescription Drug Plans, Enhanced Plans, Retiree Drug Subsidy and secondary wraparound products. Ms. Daschner joined the Company in December 1999, initially serving as Senior Director of Business and Product Development, and later as Vice President, Health Plans and Government Programs since 2001, where she managed service and drug trend strategy supporting more than six million UnitedHealth Group Incorporated (“UnitedHealth Group”) members, including Medicare, Managed Medicaid and commercial fully insured populations. Ms. Daschner came to the Company from Senior Market Strategies, a healthcare consulting business focused on reimbursement, outcomes and patient access in the over 50 marketplace, where she served as President.
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

Robert S. Epstein, M.D., M.S. has served as the Company’s Chief Medical Officer since 1997. In this capacity, he is responsible for formulary development, clinical guidelines, drug information services, accreditation oversight, and personalized medicine services. He is also responsible for analysis and reporting for Medco’s clients. In addition, Dr. Epstein has served as President of the Medco Research Institute since December 2009. Dr. Epstein was trained as an epidemiologist, and worked in public health and academia before joining the private sector. He is past elected President of the International Society of Pharmacoeconomics and Outcomes Research, and has served on the Board of Directors for the Drug Information Association. In 2008, Dr. Epstein was nominated and elected to the Federal CDC EGAPP (Evaluation of Genomic Applications in Practice & Prevention) Stakeholder Committee, and the AHRQ CERT (Centers for Education and Research on Therapeutics) Committee. He has published more than 50 peer reviewed medical articles and book chapters, and serves as a reviewer for several influential medical journals.
Steven R. Fitzpatrick has served as President, Accredo Health Group, Inc., the Company’s specialty pharmacy organization since June 2008. Mr. Fitzpatrick became an executive officer of the Company in October 2009. Mr. Fitzpatrick joined Accredo Health Group, Inc., in 2001 as President of its subsidiary, Sunrise Health Management, Inc., and was named President of Accredo Therapeutics, Inc., in February 2002. With the acquisition of Accredo Health Group, Inc., by the Company in August 2005, Mr. Fitzpatrick assumed responsibility for both Accredo Therapeutics and Accredo Specialty Care Services (formerly Medco Specialty Solutions). In March 2006, he became Chief Operating Officer of Accredo Health Group, Inc. Prior to joining Accredo, Mr. Fitzpatrick held senior management positions with Abbott Laboratories, Block Medical, PharmaThera, Inc., and Nations Healthcare.
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
Kenneth O. Klepper has served as President and Chief Operating Officer since March 2006. He joined the Company in June 2003 and served as Executive Vice President, Chief Operating Officer from June 2003 through March 2006. Mr. Klepper oversees the Company’s sales and account groups, the Company’s Retiree Solutions group, information technology, customer service, pharmacy operations, and Accredo Health Group, Inc., the Company’s specialty pharmacy organization. Mr. Klepper joined the Company from WellChoice, Inc. where he held the position of Senior Vice President, Process Champion from March 1995 to August 1999, and then held the position of Senior Vice President for Systems, Technology and Infrastructure from August 1999 to April 2003.
Laizer D. Kornwasser has served as President of Liberty Medical since the Company’s acquisition of PolyMedica Corporation in October 2007. In addition, Mr. Kornwasser has served as Senior Vice President, Channel and Generic Strategy since August 2006, and oversees the Company’s mail and retail channels and generic strategy. Mr. Kornwasser is responsible for developing and executing generic strategies and optimizing channel distribution to significantly reduce client and member pharmacy costs. Mr. Kornwasser joined the Company in August 2003, initially serving as Vice President of Business Development, and from 2005 as Senior Vice President of Business Development and Retail Networks. Prior to joining the Company, Mr. Kornwasser was the founder and Managing Partner of Edgewood Consulting LLC, a turnaround/strategic advisory firm. Mr. Kornwasser is a director of the National Bank of California.
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
Jack A. Smith has served as Senior Vice President, Chief Marketing Officer since joining the Company in June 2003 and is responsible for all branding, corporate and product marketing and communications, medco.com®, and related creative and production services. Mr. Smith served as the Senior Vice President, Chief Marketing Officer for WellChoice, Inc. from August 1999 to November 2002, and was the Senior Vice President, Marketing Director for RR Donnelley & Sons from June 1997 to July 1999. Mr. Smith worked as a consultant for the Gartner Group, an information and consulting company, during 2003 prior to joining the Company. He has also held marketing positions at The Readers Digest Association, Inc., Nestle USA and Unilever PLC.
Glenn C. Taylor has served as Group President, Key Accounts since January 2004. From April 2002 through December 2003, he served as Senior Vice President, Account Management. Mr. Taylor served as President of the Company’s UnitedHealth Group Division from February 1999 to April 2002. From April 1997 to January 1999, Mr. Taylor held positions with Merck & Co., Inc. as Regional Vice President of the Southeast and Central business groups. From May 1993 to March 1997, Mr. Taylor was the Company’s Senior Vice President of Sales and Account Management. Mr. Taylor joined the Company in May 1993 as a result of the Company’s acquisition of FlexRx, Inc., a pharmacy benefit manager in Pittsburgh, Pennsylvania, where Mr. Taylor was President.
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
Market Information
The principal market for our common stock is the NYSE, where our common stock trades under the ticker symbol “MHS.” The following table sets forth the range of high and low common stock market prices for fiscal years 2009 and 2008:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2009
High	$66.00	$56.82	$48.00	$48.95
Low	$53.11	$44.53	$37.93	$36.46
2008
High	$47.85	$51.15	$52.00	$54.63
Low	$29.80	$43.89	$42.85	$40.50
On February 17, 2010, the closing market price of our common stock on the NYSE was $63.76.
Holders
On February 17, 2010, there were 78,671 shareholders of record.
Dividend Policy
The Company currently does not pay cash dividends and does not plan to pay cash dividends in the foreseeable future.

Comparative Stock Performance
The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return (including reinvested dividends) of the Standard & Poor’s Healthcare Index and the Standard & Poor’s 500 Index for the period December 31, 2004 to December 31, 2009. The graph assumes that $100 was invested on December 31, 2004, in the Company’s common stock and in each index or composite. No cash dividends have been declared on the Company’s common stock.

	12/04	12/05	12/06	12/07	12/08	12/09

Medco Health Solutions, Inc.	100.00	134.13	128.46	243.75	201.49	307.26
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P Healthcare	100.00	106.46	114.48	122.67	94.69	113.34
The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the common stock.
Share Repurchase Program
The Company is currently authorized to repurchase its shares under a $3 billion share repurchase program, which expires in November 2010 (the “2008 Program”). The Company’s Board of Directors periodically reviews the Company’s share repurchase programs and approves the associated trading parameters.

The following is a summary of the Company’s share repurchase activity for the three months ended December 26, 2009 under the 2008 Program:
Issuer Purchases of Equity Securities(1)

			Total number of	Approximate
			shares purchased	dollar value of
			as part of a	shares
			publicly	that may yet be
	Total number	Average	announced	purchased under
	of shares	price paid	program since	the program(4)
Fiscal Period	purchased	per share(2)	inception(3)	(in thousands)
Balances at September 26, 2009			28,732,762	$1,792,905

September 27 to October 24, 2009	—	$—	—	$1,792,905
October 25 to November 21, 2009	809,500	$59.23	809,500	$1,744,960
November 22 to December 26, 2009	2,901,928	$63.23	2,901,928	$1,561,458

Fourth quarter 2009 totals	3,711,428	$62.36	3,711,428

(1)	All information set forth in the table above relates to the Company’s 2008 Program. The 2008 Program was announced in November 2008 and pursuant to the 2008 Program, the Company is authorized to repurchase up to $3 billion of its common stock through November 2010.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases settled during the three months ended December 26, 2009. The average per-share cost for repurchases under the 2008 Program from inception through December 26, 2009 is $44.34.

(3)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced 2008 Program.

(4)	The balances at December 26, 2009 reflect the remaining authorized repurchases under the 2008 Program.
From December 27, 2009 (the first day of the 2010 fiscal year) through February 19, 2010, the Company repurchased 12.8 million shares at a total cost of $804 million with an average per-share cost of $62.94 and has approximately $758 million remaining under its current authorization.
During the fiscal year ended December 26, 2009, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.
The following table presents our selected historical consolidated financial and operating data. The selected historical financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K ($ and volumes in millions, except for per share data and EBITDA per adjusted prescription data):

	December 26,	December 27,	December 29,	December 30,	December 31,
As of and for Fiscal Years Ended	2009	2008(1)	2007(2)	2006(3)	2005(4) (5)
Consolidated statement of income data:
Total product net revenues(6)	$58,961.4	$50,576.2	$43,961.9	$42,022.6	$37,455.0
Total service net revenues	842.8	681.8	544.3	521.1	415.9

Total net revenues(6)	59,804.2	51,258.0	44,506.2	42,543.7	37,870.9

Cost of revenues:
Cost of product net revenues(6)	55,523.1	47,308.2	41,402.6	40,012.5	35,827.8
Cost of service revenues	254.1	221.4	158.3	125.8	100.2

Total cost of revenues(6)	55,777.2	47,529.6	41,560.9	40,138.3	35,928.0
Selling, general and administrative expenses	1,455.5	1,425.0	1,114.1	1,109.2	757.6
Amortization of intangibles	305.6	285.1	228.1	218.5	192.5
Interest expense	172.5	233.7	134.2	95.8	73.9
Interest (income) and other (income) expense, net	(9.9)	(6.2)	(34.4)	(29.9)	(34.0)

Total costs and expenses	57,700.9	49,467.2	43,002.9	41,531.9	36,918.0

Income before provision for income taxes	2,103.3	1,790.8	1,503.3	1,011.8	952.9
Provision for income taxes(9) (f)	823.0	687.9	591.3	381.6	350.9

Net income	$1,280.3	$1,102.9	$912.0	$630.2	$602.0

Earnings per share data(7):
Basic earnings per share	$2.66	$2.17	$1.66	$1.06	$1.04
Shares used in computing basic earnings per share	481.1	508.6	550.2	594.5	576.1
Diluted earnings per share	$2.61	$2.13	$1.63	$1.04	$1.03
Shares used in computing diluted earnings per share	490.0	518.6	560.9	603.3	587.1
Consolidated balance sheet data:
Working capital(8)	$1,810.9	$1,299.5	$1,173.5	$1,028.2	$1,300.1
Goodwill	$6,333.0	$6,331.4	$6,230.2	$5,108.7	$5,152.3
Intangible assets, net	$2,428.8	$2,666.4	$2,905.0	$2,523.1	$2,741.6
Total assets	$17,915.5	$17,010.9	$16,217.9	$14,388.1	$14,447.7
Total debt	$4,015.9	$4,602.9	$3,494.4	$1,266.7	$1,469.4
Deferred tax liabilities	$958.8	$1,065.3	$1,167.0	$1,161.3	$1,213.8
Total noncurrent liabilities	$5,180.6	$5,255.0	$4,213.4	$2,057.8	$2,218.0
Total stockholders’ equity	$6,387.2	$5,957.9	$6,875.3	$7,503.5	$7,724.2

	December 26,	December 27,	December 29,	December 30,	December 31,
As of and for Fiscal Years Ended	2009	2008(1)	2007(2)	2006(3)	2005(4) (5)
Supplemental information:
EBITDA(9)	$2,750.5	$2,461.1	$2,000.1	$1,469.8	$1,350.3
EBITDA per adjusted prescription(9)	$3.06	$3.09	$2.67	$2.01	$1.89
Net cash provided by operating activities	$3,501.4	$1,635.1	$1,367.0	$1,241.0	$1,040.8
Net cash used by investing activities	$(305.0)	$(416.2)	$(1,713.8)	$(155.5)	$(1,186.3)
Net cash (used by) provided by financing activities	$(1,606.6)	$(1,054.6)	$302.4	$(1,155.2)	$(111.8)
Prescriptions administered	694.5	586.0	559.8	553.4	540.1
Retail	591.4	480.2	465.0	464.4	452.8
Mail-order	103.1	105.8	94.8	89.0	87.3
Adjusted prescriptions(9) (h)	898.8	795.9	748.3	729.9	714.1
Adjusted mail-order penetration(10)	34.2%	39.7%	37.9%	36.4%	36.6%
Other volume(11)	7.1	6.0	—	—	—
Overall generic dispensing rate	67.5%	64.1%	59.7%	55.2%	51.5%
Retail generic dispensing rate	69.2%	66.0%	61.7%	57.2%	53.3%
Mail-order generic dispensing rate	57.8%	55.0%	50.0%	44.8%	41.7%
Notes to Selected Financial Data:

(1)	The consolidated statement of income data for 2008 includes the operating results of majority-owned Europa Apotheek Venlo B.V. (“Europa Apotheek”) commencing on the April 28, 2008 acquisition date, and for the subsequent period.

(2)	The consolidated statement of income data for 2007 includes the operating results of PolyMedica Corporation (“PolyMedica”) and Critical Care Systems, Inc. (“Critical Care”) commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent periods.

(3)	The consolidated statement of income data for 2006 includes a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006, with a $99.9 million after-tax effect, or $0.17 per diluted share on a split-adjusted basis (see note (7) below).

(4)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years presented are comprised of 52 weeks.

(5)	The consolidated statement of income data for 2005 includes the operating results of Accredo Health, Incorporated (“Accredo”) commencing on the August 18, 2005 acquisition date, and for the subsequent periods.

(6)	Includes retail co-payments of $8,661 million for 2009, $7,666 million for 2008, $7,553 million for 2007, $7,394 million for 2006, and $7,436 million for 2005.

(7)	Common share and per share amounts have been retrospectively adjusted for the two-for-one stock split, which became effective on January 24, 2008. See Note 1, “Background and Basis of Presentation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(8)	Calculated as current assets less current liabilities.

(9)	EBITDA consists of earnings before interest income/expense, taxes, depreciation and amortization. We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of reported net income, are significant components of the consolidated statements of income and must be considered in performing a comprehensive assessment of overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the 2006 EBITDA excluding the legal settlements charge recorded in the first quarter, as the charge is not considered an indicator of ongoing company performance.

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA, and as a result, EBITDA per adjusted prescription, are affected by the changes in prescription volumes between retail and mail-order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business. Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.
The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	December 26,		December 27,		December 29,	December 30,		December 31,
For Fiscal Years Ended	2009		2008(a)		2007(b)	2006		2005(c) (d)

Net income	$1,280.3		$1,102.9		$912.0	$630.2		$602.0
Add:
Interest expense	172.5		233.7		134.2	95.8		73.9
Interest (income) and other (income) expense, net	(9.9)		(6.2	)(e)	(34.4)	(29.9)		(34.0)
Provision for income taxes	823.0	(f)	687.9	(f)	591.3	381.6	(f)	350.9	(f)
Depreciation expense	179.0		157.7		168.9	173.6		165.0
Amortization expense	305.6		285.1		228.1	218.5		192.5

EBITDA	$2,750.5		$2,461.1		$2,000.1	$1,469.8		$1,350.3
Adjustment for the 2006 legal settlements charge	—		—		—	162.6	(g)	—

EBITDA, excluding the 2006 legal settlements charge	$2,750.5		$2,461.1		$2,000.1	$1,632.4		$1,350.3

Adjusted prescriptions(h)	898.8		795.9		748.3	729.9		714.1

EBITDA per adjusted prescription	$3.06		$3.09		$2.67	$2.01		$1.89

EBITDA per adjusted prescription, excluding the 2006 legal settlements charge	$3.06		$3.09		$2.67	$2.24		$1.89

(a)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent period.

(b)	Includes PolyMedica’s and Critical Care’s operating results commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent periods.

(c)	Fiscal 2005 represents a 53-week fiscal year. All other fiscal years presented are comprised of 52 weeks.

(d)	Includes Accredo’s operating results commencing on the August 18, 2005 acquisition date, and for the subsequent periods.

(e)	Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes. See Note 8, “Debt,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(f)	2009, 2008, 2006 and 2005 include tax benefits of $22 million, $28 million, $20 million and $25.7 million, respectively. See Note 10, “Taxes on Income,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(g)	Represents a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006. See note (3) to Selected Financial Data above.

(h)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(10)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

(11)	Represents over-the-counter drugs, as well as diabetes supplies primarily dispensed by PolyMedica.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a leading healthcare company that is pioneering the world’s most advanced pharmacy® and our clinical research and innovations are part of Medco making medicine smarter™ for approximately 65 million members. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by Medicare Part D Prescription Drug Plans. Our unique Medco Therapeutic Resource Centers®, which conduct therapy management programs using Medco specialist pharmacists who have expertise in the medications used to treat certain chronic conditions, and Accredo Health Group, Medco’s Specialty Pharmacy, represent innovative models for the care of patients with chronic and complex conditions.
Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, pharmaceutical manufacturers and, particularly in Specialty Pharmacy, collaboration with state Medicaid agencies, and other third-party payors such as health insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group, which we believe is the nation’s largest specialty pharmacy based on revenues. Medco’s Therapeutic Resource Center focused on diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we believe we became the largest diabetes pharmacy care practice based on covered patients. In 2008, we also extended our capabilities abroad when we acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that primarily provides mail-order pharmacy services in Germany. See Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. In 2009, Medco advanced its European healthcare initiatives through a joint venture with United Drug plc, a pan-European healthcare leader, to provide home-based pharmacy care services in the United Kingdom for patients covered by the country’s National Health Service. Additionally, our commitment to advancing the science of personalized medicine is further demonstrated by our January 2010 acquisition of DNA Direct, Inc., a leader in providing guidance and decision support to payors, physicians and patients, on a range of complex issues related to genomic medicine.
All share and per share amounts have been retrospectively adjusted for the two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective January 24, 2008. See Note 1, “Background and Basis of Presentation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and members are paramount to our success; the retention of existing clients and members and winning of new clients and members poses the greatest opportunity to us and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will be largely dependent on our ability to drive mail-order volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years, as well as our ability to continue to provide innovative and competitive clinical and other services to clients and members, including through our active participation in the Medicare Part D Prescription Drug Plan (“Medicare Part D”) benefit, the rapidly growing specialty pharmacy industry and our Therapeutic Resource Centers. Additionally, our future success will depend on our continued ability to generate positive cash flows from operations with a keen focus on asset management and maximizing return on invested capital (“ROIC”).
Our financial performance benefits from the diversity of our client base and our clinically-driven business model, which we believe provides better outcomes at lower costs for our clients. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any significant deterioration in our client or manufacturer rebates accounts receivable.

We are very focused on managing our ROIC to ensure we drive the highest level of returns to our shareholders. We believe there is a close correlation between strong ROIC and long-term shareholder value and as such, we commenced in 2009 including ROIC as a component in our performance grid, which is a basis for providing bonuses to our employees.
When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order,” we mean inventory dispensed through Medco’s mail-order pharmacy operations.
Key Indicators Reviewed By Management
Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail-order revenue; adjusted prescription volume; generic dispensing rate; gross margin percentage; retail pharmacy reimbursement rates; cash flow from operations; return on invested capital; diluted earnings per share; Specialty Pharmacy segment revenue and operating income; Earnings Before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—EBITDA” further below for a definition and calculation of EBITDA and EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance.
2009 Financial Performance Summary
Our diluted earnings per share increased 22.5% to $2.61 and net income increased 16.1% to $1,280.3 million for 2009 compared to $2.13 per share and $1,102.9 million, respectively, for 2008. These increases primarily reflect higher generic dispensing rates, favorable retail pharmacy reimbursement rates and retail volumes, growth in the Specialty Pharmacy business and service margin, as well as a decrease in the diluted weighted average shares outstanding. These are partially offset by lower mail-order brand-name volumes, steeper client price discounts associated with new clients and renewals of existing clients, and decreased manufacturer rebate retention rates. In addition, these results include the operating results of majority-owned Europa Apotheek commencing on the April 28, 2008 acquisition date. For the year ended December 26, 2009, we generated cash flow from operations of $3,501.4 million and had cash and cash equivalents of $2,528.2 million on our consolidated balance sheet at December 26, 2009.
The diluted weighted average shares outstanding were 490.0 million for 2009 compared to 518.6 million for 2008, representing a decrease of 5.5% resulting primarily from our share repurchase programs.
Our total net revenues increased 16.7% to $59,804.2 million in 2009. Product net revenues increased 16.6% to $58,961.4 million, which reflects product price inflation primarily on brand-name drugs, as well as higher retail volume driven by new business, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts, as well as lower mail-order brand-name volumes. Additionally, our service revenues increased 23.6% to $842.8 million in 2009, which reflects higher client and other service revenues primarily from higher claims processing administrative fees and higher revenue associated with Medicare Part D-related product offerings.
The total adjusted prescription volume, which adjusts mail-order prescription volume for the difference in days supply between mail order and retail, increased 12.9% to 898.8 million for 2009 and substantially reflects higher retail volumes attributed to new clients. The higher volume of retail prescriptions also resulted in a decrease in the adjusted mail-order penetration rate from 39.7% in 2008 to 34.2% in 2009.
Our overall generic dispensing rate increased to 67.5% in 2009 from 64.1% in 2008, reflecting the impact of the introduction of new generic products during these periods, heightened use of previously released generics, and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in a reduction in net revenues of approximately $2,430 million for 2009.

Our overall gross margin decreased to 6.7% in 2009 from 7.3% in 2008, primarily reflecting the higher mix of retail prescriptions. The gross margin percentage was favorably impacted by increased generic dispensing rates, retail pharmacy reimbursement rates, and service margin, partially offset by higher client price discounts and lower rebate retention.
Selling, general and administrative (“SG&A”) expenses of $1,455.5 million for 2009 increased by $30.5 million, or 2.1%, from 2008, reflecting enterprise-wide efficiencies, while adding significant amounts of new business and continuing to invest in our differentiating initiatives. This increase primarily reflects higher performance-related and stock-based compensation expenses, as well as higher depreciation expense.
Amortization of intangible assets of $305.6 million for 2009 increased $20.5 million from 2008, reflecting additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions, as well as increased intangible amortization as a result of the April 28, 2008 acquisition of a majority interest in Europa Apotheek.
Interest expense of $172.5 million for 2009 decreased $61.2 million from 2008, primarily reflecting lower interest rates on the floating rate components of outstanding debt. Additionally, total debt was reduced as there were repayments on the accounts receivable financing facility of $600 million during 2009.
Interest (income) and other (income) expense, net, of ($9.9) million for 2009 increased $3.7 million from ($6.2) million in 2008, reflecting a first-quarter 2008 charge for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “— Liquidity and Capital Resources—Financing Facilities—Swap Agreements.” This is partially offset by decreased interest income reflecting lower interest rates on higher cash balances.
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.1% for 2009 compared to 38.4% for 2008. The lower effective tax rate in 2008 reflects a third-quarter 2008 net state income tax benefit of $28 million, partially offset by a fourth-quarter 2009 income tax benefit of $22 million.
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
In addition, our product net revenues include premiums associated with our Medicare Part D Prescription Drug Program (“PDP”) risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Our two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide three Medicare drug benefit plan options for beneficiaries, including (i) a “standard Part D” benefit plan as mandated by statute, and (ii) two benefit plans with enhanced coverage, that exceed the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.

The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to product net revenues with a corresponding account receivable from or payable to CMS reflected on the consolidated balance sheets.
In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income where the requirements of Authoritative Guidance are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Premium revenues for our PDP products, which exclude member cost share, were $543 million, or less than 1% of total net revenues, in 2009, $317 million, or less than 1% of total net revenues, in 2008, and $255 million, or less than 1% of total net revenues, in 2007.
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
Service revenues consist principally of administrative fees and clinical program fees earned from clients, sales of prescription services to pharmaceutical manufacturers, performance-oriented fees paid by Specialty Pharmacy manufacturers, and other non-product-related revenues.

Cost of revenues is comprised primarily of cost of product net revenues and is principally attributable to the dispensing of prescription drugs. Cost of product net revenues for prescriptions dispensed through our networks of retail pharmacies are comprised of the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks, including the associated member co-payments. Our cost of product net revenues relating to drugs dispensed by our mail-order pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. The operating costs of our call center pharmacies are also included in cost of product net revenues. In addition, cost of product net revenues includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels.
Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare PDP product offerings and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,350 for coverage year 2009, $4,050 for coverage year 2008, and $3,850 for coverage year 2007. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.
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
Interest expense is incurred on our senior unsecured bank credit facilities, accounts receivable financing facility and other short-term debt, and senior notes, and includes net interest on our interest rate swap agreements on $200 million of the $500 million of 7.25% senior notes due in 2013. In addition, it includes amortization of the effective portion of our settled forward-starting interest rate swap agreements and amortization of debt issuance costs.
Interest (income) and other (income) expense, net, includes interest income generated by cash and cash equivalent investments, as well as short-term and long-term investments in marketable securities. In addition, it includes a loss on the ineffective portion of the settled forward-starting interest rate swap agreements recorded in the first quarter of 2008.
For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Consolidated Balance Sheets
Our primary assets include cash and cash equivalents, short-term and long-term investments, manufacturer accounts receivable, client accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangible assets. Cash and cash equivalents reflect the accumulation of net positive cash flows from our operations, investing and financing activities, and primarily include time deposits with banks or other financial institutions, and money market mutual funds. Our short-term and long-term investments include U.S. government securities that are held to satisfy statutory capital requirements for our insurance subsidiaries.

Manufacturer accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. Client accounts receivable represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebates and guarantees payable when these payables are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also includes receivables from CMS for our Medicare PDP product offerings and premiums from members. Additionally, we have receivables from Medicare and Medicaid for a portion of our Specialty Pharmacy business, and diabetes supplies dispensed by PolyMedica.
Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from the IRS and state and local taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the goodwill and intangibles that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003, goodwill and intangibles recorded upon our acquisition in 2007 of PolyMedica, and, for the Specialty Pharmacy segment, goodwill and intangible assets recorded primarily from our acquisition of Accredo Health, Incorporated (“Accredo”) in 2005 and Critical Care Systems, Inc. (“Critical Care”) in 2007.
Our primary liabilities include claims and other accounts payable, client rebates and guarantees payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities are also comprised of certain premiums, and may also include cost share, and catastrophic reinsurance payments received in advance from CMS for our Medicare PDP product offerings. Our debt is primarily comprised of a senior unsecured term loan facility, a senior unsecured revolving credit facility, senior notes and an accounts receivable financing facility. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Commitments and Contractual Obligations” below.
Our stockholders’ equity includes an offset for purchases of our common stock under our share repurchase program. The accumulated other comprehensive income component of stockholders’ equity includes: unrealized investment gains and losses, foreign currency translation adjustments resulting primarily from the translation of Europa Apotheek’s assets and liabilities and results of operations, unrealized gains and losses on effective cash flow hedges, and the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans.
Consolidated Statements of Cash Flows
An important element of our operating cash flows is the timing of billing cycles, which are generally two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the Specialty Pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Specialty Pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle and has a different credit risk profile. Our operating cash flows are also impacted by timing associated with our Medicare PDP product offerings, including premiums, cost share, and catastrophic reinsurance received from CMS. In addition, our operating cash flows include tax benefits for employee stock plans up to the amount associated with compensation expense.

Ongoing operating cash flows are associated with expenditures to support our mail-order, retail pharmacy network operations, call center pharmacies and other SG&A functions. The largest components of these expenditures include payments to retail pharmacies; mail-order inventory purchases, which are paid in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts, rebate and guarantee payments to clients; employee payroll and benefits; facility operating expenses and income taxes. In addition, earned brand-name pharmaceutical manufacturers’ rebates are recorded monthly based upon prescription dispensing, with actual bills rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the brand-name pharmaceutical manufacturers, although some clients may receive more accelerated rebate payments in exchange for other elements of pricing in their contracts.
Ongoing investing cash flows are primarily associated with capital expenditures including technology investments, as well as purchases of securities and other assets, and proceeds from securities and other investments, which primarily relate to investment activities of our insurance companies. Acquisitions will also generally result in cash outflows from investing activities. Our financing cash flows primarily include share repurchases, proceeds from debt, interest and principal payments on our outstanding debt, proceeds from employee stock plans, and the benefits of realized tax deductions in excess of tax benefits on compensation expense.
Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For fiscal years 2009, 2008 and 2007, our ten largest clients based on revenue accounted for approximately 49%, 45% and 45% of our net revenues, respectively, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $11,300 million, or 19%, $11,000 million, or 21%, and $9,900 million, or 22%, of our net revenues, respectively. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for fiscal years 2009, 2008 and 2007, respectively. Under our current agreement with UnitedHealth Group, we are providing pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in 2009, 2008 or 2007.
Segment Discussion
We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products, as well as majority-owned Europa Apotheek, which primarily provides mail-order pharmacy services in Germany, commencing on their respective acquisition dates. The Specialty Pharmacy segment includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases including specialty infusion services.
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
The PBM segment is measured and managed on an integrated basis, and there is no distinct measurement that separates the performance and profitability of mail order and retail. We offer fully integrated PBM services to virtually all of our PBM clients and their members. The PBM services we provide to our clients are generally delivered and managed under a single contract for each client. The PBM and Specialty Pharmacy segments primarily operate in the United States and have limited activity in Puerto Rico, Germany and the United Kingdom.
As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco’s PBM operations as a single segment for purposes of making decisions about resource allocations and in assessing performance.

Consolidated Results of Operations
The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

For Fiscal Years Ended	December 26, 2009	Variance		December 27, 2008(1)	Variance		December 29, 2007(2)
Net Revenues
Retail product(3)	$36,596.4	$7,982.9	27.9%	$28,613.5	$2,189.4	8.3%	$26,424.1
Mail-order product	22,365.0	402.3	1.8%	21,962.7	4,424.9	25.2%	17,537.8

Total product(3)	$58,961.4	$8,385.2	16.6%	$50,576.2	$6,614.3	15.0%	$43,961.9

Client and other service	685.0	182.8	36.4%	502.2	111.2	28.4%	391.0
Manufacturer service	157.8	(21.8)	(12.1)%	179.6	26.3	17.2%	153.3

Total service	$842.8	$161.0	23.6%	$681.8	$137.5	25.3%	$544.3

Total net revenues(3)	$59,804.2	$8,546.2	16.7%	$51,258.0	$6,751.8	15.2%	$44,506.2

Cost of Revenues
Product(3)	$55,523.1	$8,214.9	17.4%	$47,308.2	$5,905.6	14.3%	$41,402.6
Service	254.1	32.7	14.8%	221.4	63.1	39.9%	158.3

Total cost of revenues(3)	$55,777.2	$8,247.6	17.4%	$47,529.6	$5,968.7	14.4%	$41,560.9

Gross Margin(4)
Product	$3,438.3	$170.3	5.2%	$3,268.0	$708.7	27.7%	$2,559.3
Product gross margin percentage	5.8%	(0.7)%		6.5%	0.7%		5.8%
Service	$588.7	$128.3	27.9%	$460.4	$74.4	19.3%	$386.0
Service gross margin percentage	69.9%	2.4%		67.5%	(3.4)%		70.9%
Total gross margin	$4,027.0	$298.6	8.0%	$3,728.4	$783.1	26.6%	$2,945.3
Gross margin percentage	6.7%	(0.6)%		7.3%	0.7%		6.6%

Volume Information
Retail prescriptions	591.4	111.2	23.2%	480.2	15.2	3.3%	465.0
Mail-order prescriptions	103.1	(2.7)	(2.6)%	105.8	11.0	11.6%	94.8

Total prescriptions	694.5	108.5	18.5%	586.0	26.2	4.7%	559.8

Adjusted prescriptions(5)	898.8	102.9	12.9%	795.9	47.6	6.4%	748.3

Adjusted mail-order penetration(6)	34.2%	(5.5)%		39.7%	1.8%		37.9%

Other volume(7)	7.1	1.1	18.3%	6.0	6.0	N/M *	—

Generic Dispensing Rate Information
Retail generic dispensing rate	69.2%	3.2%		66.0%	4.3%		61.7%

Mail-order generic dispensing rate	57.8%	2.8%		55.0%	5.0%		50.0%

Overall generic dispensing rate	67.5%	3.4%		64.1%	4.4%		59.7%

*	Not meaningful.

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent period.

(2)	Includes PolyMedica’s and Critical Care’s operating results commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent periods.

(3)	Includes retail co-payments of $8,661 million for 2009, $7,666 million for 2008, and 7,553 million for 2007.

(4)	Defined as net revenues minus cost of revenues.

(5)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(6)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

(7)	Represents over-the-counter drugs, as well as diabetes supplies primarily dispensed by PolyMedica.

Net Revenues
Retail. The increase in retail net revenues of $7,983 million for 2009 reflects net volume increases of $6,627 million primarily from new business, partially offset by client terminations. Also contributing to the higher retail net revenues are net price increases of $1,356 million for 2009 driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $1,585 million from a greater representation of lower-priced generic drugs in 2009.
The increase in retail net revenues of $2,189 million for 2008 reflects net price increases of $1,330 million driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. Also contributing to the higher retail net revenues are net volume increases of $859 million, primarily from new business, partially offset by client terminations. The aforementioned net price variance includes the offsetting effect of approximately $1,780 million from a greater representation of lower-priced generic drugs in 2008.
Mail-Order. The increase in mail-order net revenues of $402 million for 2009 reflects net price increases of $923 million driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. These increases are partially offset by net volume decreases of $521 million from lower brand-name volumes, and are net of new business and incremental volume from the Europa Apotheek majority-stake acquisition and higher generic volumes. The higher-priced brand-name volumes were lower; however the less expensive generic volumes were higher in part as a result of the economy and plan design changes. The aforementioned net price variance includes the offsetting effect of approximately $845 million from a greater representation of lower-priced generic drugs in 2009.
The increase in mail-order net revenues of $4,425 million for 2008 reflects net volume increases of $2,817 million, primarily from new business and incremental volume from acquisitions including, most significantly, PolyMedica. Also contributing to the increased mail-order net revenues are net price increases of $1,608 million driven by product price inflation primarily on brand-name drugs, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $910 million from a greater representation of lower-priced generic drugs in 2008.
Our overall generic dispensing rate increased to 67.5% for 2009, compared to 64.1% for 2008 and 59.7% for 2007. Mail-order generic dispensing rates increased to 57.8% for 2009, compared to 55.0% for 2008 and 50.0% for 2007. Retail generic dispensing rates increased to 69.2% for 2009, compared to 66.0% for 2008 and 61.7% for 2007. These increases reflect the impact of the introduction of new generic products during these periods and the effect of programs and client plan design changes promoting the use of lower-priced and more steeply discounted generics.

Service revenues increased $161.0 million in 2009 as a result of higher client and other service revenues of $182.8 million, partially offset by lower manufacturer service revenues of $21.8 million. The higher client and other service revenues primarily reflect higher claims processing administrative fees associated with the increased retail volume, and higher revenue associated with Medicare Part D-related product offerings, as well as higher revenues for formulary management fees and clinical programs. The lower manufacturer service revenues reflect reduced administrative fees from manufacturer contract revisions.
Service revenues increased $137.5 million in 2008 as a result of higher client and other service revenues of $111.2 million, and higher manufacturer service revenues of $26.3 million. The higher client and other service revenues primarily reflect higher revenues for clinical programs, formulary management fees, and higher claims processing administrative fees, in addition to revenue associated with Medicare Part D-related product offerings. The higher manufacturer revenues result from increased fees reflecting higher volumes and manufacturer contract revisions.
Gross Margin
Our product gross margin percentage was 5.8% for 2009 compared to 6.5% for 2008, primarily reflecting higher retail volumes and overall higher retail mix in our prescription base. The product gross margin percentage was favorably impacted by increased generic dispensing rates and retail pharmacy reimbursement rates, partially offset by higher client price discounts associated with new clients and renewals of existing clients, and lower rebate retention. Costs associated with implementation efforts for new clients were consistent in 2009 and 2008.
Our product gross margin percentage was 6.5% for 2008 compared to 5.8% for 2007, reflecting increased generic dispensing rates and higher mail-order volumes, as well as favorable retail pharmacy reimbursement rates and higher rebate retention. These items are partially offset by higher client price discounts associated with new clients and renewals of existing clients, as well as the benefit from the short-term availability of generic Plavix® primarily in the first quarter of 2007.
Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $5,372 million in 2009, $4,447 million in 2008 and $3,561 million in 2007, with formulary rebates representing 78.7%, 54.7% and 50.1% of total rebates, respectively. The overall increases in rebates reflect volume from new clients and favorable pharmaceutical manufacturer rebate contract revisions, as well as improved formulary management and patient compliance, partially offset by lower rebates as a result of brand-name drug volumes that have converted to generic drugs. The increases in formulary rebate percentages of total rebates reflect the composition of new client business. We retained approximately $734 million, or 13.7%, of total rebates in 2009, $806 million, or 18.1%, in 2008, and $547 million, or 15.4%, in 2007. The variances in the retained rebate percentages are reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.
Service gross margin of $588.7 million for 2009 increased $128.3 million compared to $460.4 million for 2008, reflecting the aforementioned increase in service revenues of $161.0 million, partially offset by an increase in cost of service revenues of $32.7 million. The cost of service revenue increase reflects higher labor and other costs associated with formulary management fees, Medicare Part D and other client programs.
Service gross margin of $460.4 million for 2008 increased $74.4 million compared to $386.0 million for 2007, reflecting the aforementioned increase in service revenues of $137.5 million, partially offset by an increase in cost of service revenues of $63.1 million. The cost of service revenues increase reflects higher labor and other costs associated with Medicare Part D and other client programs, as well as higher promotional expenses for programs to encourage mail-order and generic utilization.

The following table presents additional selected comparative results of operations ($ in millions):

	December 26,			December 27,			December 29,
For Fiscal Years Ended	2009	Variance		2008(1)	Variance		2007(2)

Gross margin(3)	$4,027.0	$298.6	8.0%	$3,728.4	$783.1	26.6%	$2,945.3
Selling, general and administrative expenses	1,455.5	30.5	2.1%	1,425.0	310.9	27.9%	1,114.1
Amortization of intangibles	305.6	20.5	7.2%	285.1	57.0	25.0%	228.1
Interest expense	172.5	(61.2)	(26.2)%	233.7	99.5	74.1%	134.2
Interest (income) and other (income) expense, net	(9.9)	(3.7)	59.7%	(6.2)	28.2	(82.0)%	(34.4)

Income before provision for income taxes	2,103.3	312.5	17.5%	1,790.8	287.5	19.1%	1,503.3
Provision for income taxes	823.0	135.1	19.6%	687.9	96.6	16.3%	591.3

Net income	$1,280.3	$177.4	16.1%	$1,102.9	$190.9	20.9%	$912.0

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent period.

(2)	Includes PolyMedica’s and Critical Care’s operating results commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent periods.

(3)	Defined as net revenues minus cost of revenues.
Selling, General and Administrative Expenses
SG&A expenses for 2009 were $1,455.5 million and increased from 2008 by $30.5 million, or 2.1%, reflecting enterprise-wide efficiencies, while adding significant amounts of new business and continuing to invest in our differentiating initiatives. This increase primarily reflects higher performance-related and stock-based compensation expenses, as well as higher depreciation expense associated with investments across the business. Also contributing to the increase is the addition of Europa Apotheek SG&A expenses, partially offset by miscellaneous expense decreases including litigation reserves.
SG&A expenses for 2008 were $1,425.0 million and increased from 2007 by $310.9 million, or 27.9%. This primarily reflects SG&A expenses associated with PolyMedica and Critical Care, which were acquired in the fourth quarter of 2007, and Europa Apotheek, a second-quarter 2008 majority interest acquisition. In addition, the increase in SG&A expenses also reflects higher employee-related costs, and other miscellaneous expenses including litigation reserves.
Amortization of Intangibles
Amortization of intangible assets of $305.6 million for 2009 increased $20.5 million from 2008, reflecting additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions, as well as increased intangible amortization as a result of the April 28, 2008 acquisition of a majority interest in Europa Apotheek. Amortization of intangible assets of $285.1 million for 2008 increased $57.0 million from 2007, primarily reflecting the additional intangible asset amortization associated with the PolyMedica and Critical Care acquisitions, and the acquisition of a majority interest in Europa Apotheek.
Interest Expense
Interest expense of $172.5 million for 2009 decreased $61.2 million from 2008, primarily reflecting lower interest rates on the floating rate components of outstanding debt. Additionally, total debt was reduced as there were repayments on the accounts receivable financing facility of $400 million on September 1, 2009 and $200 million on December 23, 2009.
Interest expense of $233.7 million for 2008 increased $99.5 million from 2007, reflecting increased borrowings through the first quarter of 2008 primarily to support the PolyMedica and Critical Care acquisitions, and the acquisition of a majority interest in Europa Apotheek, partially offset by lower interest rates on the floating rate components of outstanding debt.

The weighted average annual interest rate on our indebtedness was approximately 3.8% for 2009, 5.1% for 2008, and 6.3% for 2007, and reflects variability in floating interest rates on the senior unsecured bank credit facilities, swap agreements and the accounts receivable financing facility.
Interest (Income) and Other (Income) Expense, Net
Interest (income) and other (income) expense, net, of ($9.9) million for 2009 increased $3.7 million from ($6.2) million in 2008, reflecting a first-quarter 2008 charge of $9.8 million for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes, which is described further below under “— Liquidity and Capital Resources—Financing Facilities—Swap Agreements.” This is partially offset by decreased interest income reflecting lower interest rates on higher cash balances.
Interest (income) and other (income) expense, net, of ($6.2) million for 2008 decreased $28.2 million from ($34.4) million in 2007, primarily attributable to lower interest income reflecting lower interest rates. Additionally, 2008 reflects the aforementioned first-quarter charge of $9.8 million for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes.
Provision for Income Taxes
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.1% for 2009 compared to 38.4% for 2008. The lower effective tax rate in 2008 reflects a third-quarter 2008 net state income tax benefit of $28 million, resulting primarily from statute of limitations expirations in certain states, partially offset by state tax law changes. This was partially offset by a fourth-quarter 2009 income tax benefit of $22 million, primarily reflecting state-related tax items.
Our effective tax rate was 38.4% for 2008 compared to 39.3% for 2007, reflecting the aforementioned third-quarter 2008 net state income tax benefit of $28 million.
Net Income and Earnings per Share
Net income as a percentage of net revenues was 2.1% in 2009, 2.2% in 2008, and 2.0% in 2007. The decrease to 2.1% in 2009 from 2.2% in 2008 reflects the combined effect of the aforementioned factors including retail volume increases. The increase in 2008 to 2.2% from 2.0% in 2007 also reflects the aforementioned factors including mail-order volume increases.
Diluted earnings per share increased 22.5% to $2.61 for 2009, from $2.13 for 2008. Diluted earnings per share increased 30.7% to $2.13 for 2008, from $1.63 for 2007. The diluted weighted average shares outstanding were 490.0 million for 2009, 518.6 million for 2008, and 560.9 million for 2007. The decreases for each year result from the repurchase of approximately 186.3 million shares of stock in connection with our share repurchase programs since inception in 2005 through the end of 2009, compared to equivalent amounts of 159.0 million and 111.4 million shares repurchased inception-to-date through the ends of 2008 and 2007, respectively. There were approximately 27.3 million shares repurchased in 2009, compared to 47.6 million in 2008 and 53.3 million in 2007.

Segment Results of Operations
PBM Segment
The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	December 26,			December 27,			December 29,
For Fiscal Years Ended	2009	Variance		2008(1)	Variance		2007(2)

Product net revenues	$49,526.2	$6,847.7	16.0%	$42,678.5	$4,697.1	12.4%	$37,981.4
Service revenues	750.5	145.2	24.0%	605.3	123.2	25.6%	482.1

Total net revenues	50,276.7	6,992.9	16.2%	43,283.8	4,820.3	12.5%	38,463.5
Total cost of revenues	46,951.5	6,765.3	16.8%	40,186.2	4,188.5	11.6%	35,997.7

Total gross margin(3)	$3,325.2	$227.6	7.3%	$3,097.6	$631.8	25.6%	$2,465.8
Gross margin percentage	6.6%	(0.6%)		7.2%	0.8%		6.4%

Selling, general and administrative expenses	1,158.3	38.3	3.4%	1,120.0	235.7	26.7%	884.3
Amortization of intangibles	258.1	17.6	7.3%	240.5	51.9	27.5%	188.6

Operating income	$1,908.8	$171.7	9.9%	$1,737.1	$344.2	24.7%	$1,392.9

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent period.

(2)	Includes PolyMedica’s operating results commencing on the October 31, 2007 acquisition date, and for the subsequent periods.

(3)	Defined as net revenues minus cost of revenues.
PBM total net revenues of $50,276.7 million for 2009 increased $6,992.9 million compared to the revenues of $43,283.8 million for 2008. The increases primarily reflect higher retail volume driven by new business, as well as product price inflation primarily on brand-name drugs, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts, as well as lower mail-order brand-name volumes. PBM total net revenues of $43,283.8 million for 2008 increased $4,820.3 million compared to the revenues of $38,463.5 million for 2007. The increase primarily reflects higher total volume driven by new business and incremental volume from PolyMedica, as well as product price inflation primarily on brand-name drugs, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts.
Gross margin was 6.6% of net revenues for 2009 compared to 7.2% for 2008, primarily driven by a higher mix of retail prescriptions. In addition, the gross margin percentage was favorably impacted by increased generic dispensing rates and favorable retail pharmacy reimbursement rates, partially offset by higher client price discounts and lower rebate retention. Gross margin was 7.2% of net revenues for 2008 compared to 6.4% for 2007, primarily driven by the increased generic dispensing rates, higher mail-order penetration reflecting a large mail-order-only client commencing in 2008, favorable retail pharmacy reimbursement rates, and higher rebate retention rates. These increases are partially offset by client price discounts and the Plavix® benefit primarily in the first quarter of 2007.
SG&A expenses for 2009 were $1,158.3 million, and increased from 2008 by $38.3 million. The increase primarily reflects higher performance-related and stock-based compensation expenses, as well as higher depreciation expense associated with investments across the business. Also contributing to the increase is the addition of Europa Apotheek SG&A expenses, partially offset by miscellaneous expense decreases including litigation reserves. SG&A expenses for 2008 were $1,120.0 million, and increased from 2007 by $235.7 million. The increase primarily reflects SG&A expenses associated with PolyMedica and Europa Apotheek, and higher employee-related costs, as well as litigation reserves.

Amortization of intangible assets was $258.1 million for 2009, compared to $240.5 million for 2008. The increase reflects additional intangible amortization from PolyMedica associated with the Liberty trade name and patient list acquisitions, as well as increased intangible amortization as a result of the April 28, 2008 acquisition of a majority interest in Europa Apotheek. Amortization of intangible assets was $240.5 million for 2008, compared to $188.6 million for 2007. The increase reflects the additional intangible asset amortization associated with the acquisitions of PolyMedica and a majority interest in Europa Apotheek.
Operating income of $1,908.8 million for 2009 increased $171.7 million, or 9.9%, compared to 2008. Operating income of $1,737.1 million for 2008 increased $344.2 million, or 24.7%, compared to 2007. The increases in operating income resulted from the aforementioned factors.
For additional information on the PBM segment, see Note 13, “Segment and Geographic Data,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Specialty Pharmacy Segment
The Specialty Pharmacy segment includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	December 26,			December 27,			December 29,
For Fiscal Years Ended	2009	Variance		2008	Variance		2007(1)

Product net revenues	$9,435.2	$1,537.5	19.5%	$7,897.7	$1,917.2	32.1%	$5,980.5
Service revenues	92.3	15.8	20.7%	76.5	14.3	23.0%	62.2

Total net revenues	9,527.5	1,553.3	19.5%	7,974.2	1,931.5	32.0%	6,042.7
Total cost of revenues	8,825.7	1,482.3	20.2%	7,343.4	1,780.2	32.0%	5,563.2

Total gross margin(2)	$701.8	$71.0	11.3%	$630.8	$151.3	31.6%	$479.5
Gross margin percentage	7.4%	(0.5)%		7.9%	—		7.9%

Selling, general and administrative expenses	297.2	(7.8)	(2.6)%	305.0	75.2	32.7%	229.8
Amortization of intangibles	47.5	2.9	6.5%	44.6	5.1	12.9%	39.5

Operating income	$357.1	$75.9	27.0%	$281.2	$71.0	33.8%	$210.2

(1)	Includes Critical Care’s operating results commencing on the November 14, 2007 acquisition date, and for the subsequent periods.

(2)	Defined as net revenues minus cost of revenues.
Specialty Pharmacy total net revenues of $9,527.5 million for 2009 increased $1,553.3 million compared to revenues of $7,974.2 million for 2008, primarily reflecting new clients. Specialty Pharmacy total net revenues of $7,974.2 million for 2008 increased $1,931.5 million compared to revenues of $6,042.7 million for 2007. The increase primarily results from higher mail-order revenues reflecting new clients, as well as incremental revenues resulting from the Critical Care acquisition.
Gross margin was 7.4% of net revenues for 2009 compared to 7.9% of net revenues for 2008, primarily reflecting channel mix from significant new business wins. Gross margin was 7.9% of net revenues for 2008, consistent with 2007, primarily reflecting higher margins associated with the Critical Care product line, offset by lower margins associated with new client mix.
SG&A expenses of $297.2 million for 2009 decreased $7.8 million compared to 2008, primarily reflecting lower technology, marketing and employee-related expenses. SG&A expenses of $305.0 million for 2008 increased $75.2 million compared to 2007. This increase primarily reflects SG&A expenses associated with Critical Care, as well as higher employee-related expenses. Amortization of intangible assets was $47.5 million for 2009, $44.6 million for 2008, and $39.5 million for 2007, and reflects the additional intangible asset amortization associated with the Critical Care acquisition.

Operating income of $357.1 million for 2009 increased $75.9 million, or 27.0%, compared to operating income of $281.2 million for 2008. Operating income of $281.2 million for 2008 increased $71.0 million, or 33.8%, compared to operating income of $210.2 million for 2007. The increases in operating income resulted from the aforementioned factors.
See Note 13, “Segment and Geographic Data,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Liquidity and Capital Resources
Cash Flows
The following table presents selected data from our consolidated statements of cash flows ($ in millions):

	December 26,		December 27,		December 29,
For Fiscal Years Ended	2009	Variance	2008(1)	Variance	2007(2)

Net cash provided by operating activities	$3,501.4	$1,866.3	$1,635.1	$268.1	$1,367.0
Net cash used by investing activities	(305.0)	111.2	(416.2)	1,297.6	(1,713.8)
Net cash (used by) provided by financing activities	(1,606.6)	(552.0)	(1,054.6)	(1,357.0)	302.4

Net increase (decrease) in cash and cash equivalents	1,589.8	1,425.5	164.3	208.7	(44.4)
Cash and cash equivalents at beginning of year	938.4	164.3	774.1	(44.4)	818.5

Cash and cash equivalents at end of year	$2,528.2	$1,589.8	$938.4	$164.3	$774.1

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent period.

(2)	Includes PolyMedica’s and Critical Care’s operating results commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent period.
Operating Activities. Net cash provided by operating activities of $3,501.4 million for 2009 reflects net income of $1,280.3 million, with non-cash adjustments for depreciation and amortization of $484.6 million and stock-based compensation of $146.0 million. In addition, there were net cash inflows of $571.4 million from a decrease in inventories, net, reflecting initiatives to optimize inventory levels. Net cash flows from operating activities for 2009 includes net cash inflows of $93.4 million from a decrease in manufacturer accounts receivable, net, due to initiatives to improve working capital management, partially offset by business growth of approximately $200 million. Additionally, there were net cash inflows of $627.2 million and $448.2 million from increases in claims and other accounts payable and client rebates and guarantees payable, respectively, partially offset by net cash outflows of $515.4 million from an increase in client accounts receivable, net, all of which were primarily due to increased prescription volume associated with business growth. There were also net cash inflows of $259.6 million from a decrease in prepaid expenses and other current assets primarily due to the timing of a prepaid client rebate.
The $1,866.3 million increase in net cash provided by operating activities for 2009 compared to 2008 is primarily due to an increase in cash flows of $478.4 million from inventories, net, reflecting initiatives to optimize inventory levels, and an increase in cash flows of $434.6 million from manufacturer accounts receivable, net, reflecting initiatives to improve working capital management. In addition, there were increased cash flows of $572.9 million from claims and other accounts payable reflecting higher retail volumes and business growth, and increased cash flows of $299.3 million from the timing of a prepaid client rebate.
Net cash provided by operating activities of $1,635.1 million for 2008 reflects net income of $1,102.9 million, with non-cash adjustments for depreciation and amortization of $442.8 million and stock-based compensation of $131.7 million. Additionally, there were net cash inflows of $566.5 million for client rebates and guarantees payable reflecting increased client rebate pass-back liabilities associated with business growth and net cash inflows of $93.0 million from a decrease in inventories, net, reflecting initiatives to optimize inventory levels. These increases were partially offset by net cash outflows of $418.5 million and $341.2 million associated with increases in client accounts receivable, net, and manufacturer accounts receivable, net, respectively, reflecting increased prescription volume associated with business growth. The $268.1 million increase in net cash provided by operating activities in 2008 compared to 2007 is primarily due to increased net income of $190.9 million. Also contributing to the increase in net cash provided by operating activities in 2008 are increases in cash inflows of $57.0 million from an increase in amortization of intangibles, and a net increase in cash inflows of $23.0 million from higher stock-based compensation on employee stock plans and related tax benefits.

Investing Activities. The net cash used by investing activities of $305.0 million for 2009 is primarily attributable to capital expenditures of $238.8 million associated with capitalized software development in connection with client-related programs and our Medicare PDP product offerings, technology and pharmacy operations hardware investments, and capital expenditures associated with the construction of our third automated dispensing pharmacy in Whitestown, Indiana. In addition, we had purchases of securities and other assets of $153.4 million, $63.0 million of which represents a diabetes patient list acquired in the first quarter of 2009. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $87.2 million. The $111.2 million decrease in net cash used by investing activities for 2009 compared to 2008 is primarily due to cash paid of $126.5 million, net of cash acquired, for the acquisition of a majority interest in Europa Apotheek in the second quarter of 2008, a decrease in capital expenditures of $48.1 million, partially offset by the $63.0 million diabetes patient list acquisition.
The net cash used by investing activities of $416.2 million for 2008 is primarily attributable to capital expenditures of $286.9 million associated with capitalized software development in connection with client-related programs and our Medicare PDP product offerings, technology and pharmacy operations hardware investments, including those associated with the construction of our third automated dispensing pharmacy in Whitestown, Indiana. Additionally, net cash used by investing activities includes cash paid of $126.5 million, net of cash acquired, to acquire a majority interest in Europa Apotheek. The $1,297.6 million decrease in net cash used by investing activities in 2008 compared to 2007 is primarily due to our acquisitions of PolyMedica and Critical Care in 2007.
Purchases of and proceeds from securities, which relate to investment activities of our insurance companies, are balanced in all years presented.
Financing Activities. The net cash used by financing activities of $1,606.6 million for 2009 primarily results from $1,238.5 million in share repurchases and $600 million in repayments under our accounts receivable financing facility, partially offset by net proceeds from employee stock plans of $152.2 million and excess tax benefits from stock-based compensation arrangements of $64.3 million. The increase in net cash used by financing activities of $552.0 million for 2009 compared to 2008 primarily results from lower net proceeds from debt of $1,669.9 million, partially offset by lower share repurchases of $947.6 million, higher net proceeds from employee stock plans of $91.6 million and $45.4 million recorded in the first quarter of 2008 for the settlement of a cash flow hedge that we entered into in December 2007 described under “—Liquidity and Capital Resources—Financing Facilities—Swap Agreements” below.
The net cash used by financing activities of $1,054.6 million for 2008 primarily results from $2,186.1 million in share repurchases, $2,210.0 million of repayments under our revolving credit facility, partially offset by proceeds from long-term debt of $3,295.7 million. Proceeds from long-term debt of $3,295.7 million for 2008 include proceeds of $1,485.7 million from our underwritten public offering of senior notes discussed below and proceeds from our revolving credit facility of $1,810.0 million. Net cash used by financing activities also includes the $45.4 million settlement of the cash flow hedge, as well as proceeds from employee stock plans of $60.6 million and excess tax benefits from stock-based compensation arrangements of $41.8 million.
The increase in net cash used by financing activities of $1,357.0 million in 2008 compared to 2007 primarily results from higher repayments on debt of $1,521.6 million, an increase in share repurchases of $225.5 million, a decrease in proceeds from employee stock plans of $147.7 million, and the $45.4 million settlement of the cash flow hedge, partially offset by higher net proceeds from debt of $620.7 million.
On March 18, 2008, we completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. We pay interest on both series of senior notes semi-annually on March 15 and September 15 of each year. We used the net proceeds from the sale of these senior notes to repay borrowings under our revolving credit facility used to fund the acquisitions of PolyMedica and Critical Care in 2007, which are described in Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Total cash and short-term investments as of December 26, 2009 were $2,548.3 million, including $2,528.2 million in cash and cash equivalents. Total cash and short-term investments as of December 27, 2008 were $1,002.4 million, including $938.4 million in cash and cash equivalents. The increase of $1,545.9 million in cash and short-term investments in 2009 primarily reflects the aforementioned components impacting increased cash flows from operations, partially offset by the use of cash associated with share repurchase activity.
Looking Forward
We believe that our current liquidity and prospects for strong cash flows from operations by improved working capital management assist in limiting the effects on our business from the weaker economy. At the end of fiscal year 2009, we had additional committed borrowing capacity under our revolving credit facility of approximately $1 billion and have no required long-term debt payments until 2012. Additionally, we have additional borrowing capacity of $600 million from our 364-day accounts receivable financing facility, which is renewable annually at the option of both Medco and the banks and was renewed on July 27, 2009. In fiscal year 2009, we experienced increased cash flow from operations representing our strong operating performance, as well as significant improvements in working capital. For 2010, we anticipate that our cash flow from operations will decrease from 2009 as our residual working capital opportunities are not as great.
Our December 26, 2009 cash balance increased to $2,528.2 million from $938.4 million at December 27, 2008. Since 2005, we have executed share repurchases of 186.3 million shares at a cost of $6.9 billion through our share repurchase programs. We currently have a $3 billion share repurchase plan, which expires in November 2010, with $1.6 billion remaining as of December 26, 2009. From time to time, we may make additional share repurchases, which we intend to fund with our free cash flow (cash flow from operations less capital expenditures). For our cash on hand, any investments we make are within approved investing guidelines and we continue to monitor ongoing events and make investment decisions accordingly.
We anticipate that our 2010 capital expenditures, for items such as capitalized software development for strategic initiatives, infrastructure enhancements, and the completion of our third automated dispensing pharmacy in Whitestown, Indiana, will be approximately $225 million. We expect that capital expenditures will be funded by our cash flows from operations.
We have clients in various industries, including the automobile manufacturer industry and the financial industry, as well as governmental agencies. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any significant deterioration in our client or manufacturer rebates accounts receivables.
We believe the oversight of the investments held under our pension plans is rigorous and the investment strategies are prudent. The fair value of our pension plan assets increased from $119.2 million at the end of 2008 to $147.6 million at the end of 2009 primarily resulting from investment gains. The investment gains were partially offset by increased benefit obligations related to the 2009 benefit accrual and resulted in a decrease in the pension plans’ unfunded status from $73.7 million at fiscal year-end 2008 to $66.9 million at fiscal year-end 2009 and a decrease of $28.5 million pre-tax, reflected in comprehensive income in stockholders’ equity. This decrease in unfunded status did not have an impact on the consolidated statement of income for 2009. Net actuarial gains and losses, in excess of certain thresholds, are amortized into the consolidated statement of income over the 12-year average remaining service life of participants. We estimate the 2010 net periodic benefit cost for our pension plans to be included in our consolidated statement of income will be approximately $30 million.

We currently have no plans to pay cash dividends in the foreseeable future.
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
The outstanding balance under the revolving credit facility was $1.0 billion as of December 26, 2009 and December 27, 2008. There was no activity under the revolving credit facility during 2009. As of December 26, 2009, we had $993 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $7 million in issued letters of credit.
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
Accounts Receivable Financing Facility and Other Short-Term Debt
Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebates accounts receivable. During 2009, we repaid the entire $600 million outstanding balance, which resulted in no amounts outstanding and $600 million available for borrowing under the facility at December 26, 2009. At December 27, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by our credit rating. The weighted average annual interest rate on amounts outstanding under the facility at December 27, 2008 was 3.10%. This facility is renewable annually at the option of both Medco and the banks and was renewed on July 27, 2009. Amounts outstanding under the accounts receivable financing facility are classified as short-term debt on our consolidated balance sheets. Additionally, we have short-term debt of $15.8 million outstanding as of December 26, 2009 under an $18.7 million short-term revolving credit facility. The weighted average annual interest rate on amounts outstanding under the short-term revolving credit facility at December 26, 2009 was 1.58%.
Interest Rates
The weighted average annual interest rate on our indebtedness was approximately 3.8% for 2009, 5.1% for 2008 and 6.3% for 2007 and reflects variability in floating interest rates on the senior unsecured bank credit facilities, swap agreements and the accounts receivable financing facility. Several factors could change the weighted average annual interest rate, including but not limited to a change in our debt ratings, reference rates used under our bank credit facility and accounts receivable financing facility, swap agreements and the mix of our debt.

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
In connection with the issuance of the 5-year senior notes and 10-year senior notes described above, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for $45.4 million and included the ineffective portion that was recorded as an increase of $9.8 million to interest (income) and other (income) expense, net, for the year ended December 27, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive loss as of December 26, 2009 and December 27, 2008 was $18.1 million and $20.0 million, net of tax, respectively.
In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The fair value of our obligation under our interest rate swap agreements, represented net receivables of $14.0 million and $18.4 million as of December 26, 2009 and December 27, 2008, respectively, which are reported in other noncurrent assets, with offsetting amounts recorded in long-term debt, net, on our consolidated balance sheets. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
Covenants
All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at December 26, 2009 and December 27, 2008.
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
The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	December 26,		December 27,		December 29,
For Fiscal Years Ended	2009		2008(1)		2007(2)

Net income	$1,280.3		$1,102.9		$912.0
Add:
Interest expense	172.5		233.7		134.2
Interest (income) and other (income) expense, net	(9.9)		(6.2	)(3)	(34.4)
Provision for income taxes	823.0	(4)	687.9	(4)	591.3
Depreciation expense	179.0		157.7		168.9
Amortization expense	305.6		285.1		228.1

EBITDA	$2,750.5		$2,461.1		$2,000.1

Adjusted prescriptions(5)	898.8		795.9		748.3

EBITDA per adjusted prescription	$3.06		$3.09		$2.67

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent period.

(2)	Includes PolyMedica’s and Critical Care’s operating results commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent periods.

(3)	Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes. See Note 8,“Debt,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(4)	2009 and 2008 include tax benefits of $22 million and $28 million, respectively. See Note 10, “Taxes on Income,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(5)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.
For 2009 compared to 2008, EBITDA increased by 11.8%, compared to an increase in net income of 16.1%, and a decrease in EBITDA per adjusted prescription of 1.0%. The lower rate of increase for EBITDA compared with net income primarily reflects the aforementioned lower interest expense, as well as the higher interest and other income. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects the higher retail volumes, which are generally less profitable than mail order, and are driven by new business and results in an overall higher retail mix in our prescription base.
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

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of December 26, 2009, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

	Total	2010	2011-2012	2013-2014	Thereafter

Long-term debt obligations (1)	$4,000.0	$—	$2,000.0	$800.0	$1,200.0
Interest payments on long-term debt obligations(2)	926.5	154.9	299.8	197.5	274.3
Operating lease obligations(3)	159.3	50.9	73.5	20.2	14.7
Prescription drug purchase commitments(4)	448.1	448.1	—	—	—
Other(5)	151.8	66.6	59.1	26.1	—

Total	$5,685.7	$720.5	$2,432.4	$1,043.8	$1,489.0

(1)	Long-term debt obligations exclude $13.9 million in total unamortized discounts on our 7.25%, 6.125% and 7.125% senior notes and the fair value of interest rate swap agreements of $14.0 million on $200 million of the $500 million in 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the December 2009 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)	Represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with Accredo’s Specialty Pharmacy business consisting of a firm commitment of $324.6 million, and firm commitments for 2010 of $123.5 million with additional commitments through 2012 subject to price increases or variable quantities based on patient usage or days on hand.

(5)	Consists of purchase commitments for diabetes supplies of $69.9 million, technology-related agreements of $44.0 million and advertising commitments of $11.8 million. Additionally, as part of the acquisition of a majority interest in Europa Apotheek, we have a purchase obligation of $26.1 million anticipated to be settled by 2014, which is included in other noncurrent liabilities on the audited consolidated balance sheet as of December 26, 2009.
We have a remaining minimum pension funding requirement of $16.3 million under the Internal Revenue Code (“IRC”) during 2010 for the 2009 plan year. From time to time, we make additional voluntary contributions within the maximum deductible limits set by the IRS.
As of December 26, 2009, we had letters of credit outstanding of approximately $7.0 million, which were issued under our senior unsecured revolving credit facility as collateral for the deductible portion of our general liability and workers’ compensation coverage.
As of December 26, 2009, we have total gross liabilities for income tax contingencies of $99.9 million on our consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2014. In addition, approximately 30% of the income tax contingencies are anticipated to settle over the next twelve months.
For additional information regarding operating lease obligations, long-term debt, pension and other postretirement obligations, and information on deferred income taxes, see Notes 6, 8, 9 and 10, respectively, to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Commitments and Contractual Obligations” above.

Interest Rate and Foreign Exchange Risk
We have floating rate debt with our bank credit facility and accounts receivable financing facility, and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average annual interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of December 26, 2009, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $5.5 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
We operate our business primarily within the United States and execute the vast majority of our transactions in U.S. dollars. However, as a result of our acquisition of a majority interest in Europa Apotheek, which is based in the Netherlands, and our joint venture with United Drug plc, we are subject to foreign currency translation risk. This foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.
Share Repurchase Programs
Since 2005, we have executed share repurchases of 186.3 million shares at a cost of $6.9 billion through our share repurchase programs. We are authorized to repurchase our shares under a $3 billion share repurchase program (the “2008 Program”), which was announced in November 2008 and expires in November 2010, with $1.6 billion remaining under its current authorization as of December 26, 2009. During fiscal year 2009 under the 2008 Program, we repurchased 27.3 million shares at a total cost of $1.24 billion with an average per-share cost of $45.38. In the fourth quarter 2008, we repurchased 5.2 million shares at a cost of $200 million under the 2008 Program. Since the inception of the 2008 Program, we have repurchased 32.4 million shares for a total cost of $1.44 billion with an average per-share cost of $44.34.
Our $5.5 billion share repurchase program which was approved in August 2005 (the “2005 Program”), originally authorized share repurchases of $500 million and was increased at various times. We completed the 2005 Program in October 2008. During fiscal year 2008, we repurchased 42.4 million shares at a cost of $1.98 billion under the 2005 Program.
From time to time, we may make additional share repurchases, which we intend to fund with our free cash flow (cash flow from operations less capital expenditures). Our Board of Directors periodically reviews our share repurchase programs and approves the associated trading parameters.
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

Critical Accounting Policies and Estimates
We describe below what we believe to be our critical accounting policies and estimates. (See also Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)
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
We recognize product revenues when the prescriptions are dispensed through our networks of contractually affiliated retail pharmacies or through our mail-order pharmacies and received by members and patients. We have determined that our responsibilities under our client contracts to adjudicate member claims properly and control clients’ drug spend, our separate contractual pricing relationships and responsibilities to the retail pharmacies in our networks, and our interaction with clients’ members, among other indicators, qualify us as the principal under the indicators set forth in Authoritative Guidance in most of our transactions with clients. Our responsibilities under our client contracts include validating that the patient is a member of the client’s plan and that the prescription drug is in the applicable formulary, instructing the pharmacist as to the prescription price and the co-payment due from the patient who is a member of a client’s plan, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting medically appropriate generic alternatives to control drug cost to our clients and their members, and approving the prescription for dispensing. We recognize revenues from our retail network contracts where we are the principal, and our mail-order pharmacies, on a gross reporting basis, in accordance with Authoritative Guidance at the prescription price (ingredient cost plus dispensing fee) negotiated with our clients, including the portion of the price to be settled directly by the member (co-payment) plus our administrative fees. Although we generally do not have credit risk with respect to retail co-payments, all of the above indicators of gross treatment are present. In addition, we view these co-payments as a plan design mechanism that we evaluate in concert with our clients to help them manage their retained prescription drug spending costs, and the level of co-payments does not affect our rebates or margin on the transaction. In the limited instances where the terms of our contracts and nature of our involvement in the prescription fulfillment process do not qualify us as a principal under Authoritative Guidance, our revenues on those transactions consist of the administrative fee paid to us by our clients.
We deduct from our revenues the manufacturers’ rebates that are earned by our clients based on their members’ utilization of brand-name formulary drugs. We estimate these rebates at period-end based on actual and estimated claims data and our estimates of the manufacturers’ rebates earned by our clients. We base our estimates on the best available data at period-end and recent history for the various factors that can affect the amount of rebates due to the client. We adjust our rebates payable to clients to the actual amounts paid when these rebates are paid, generally on a quarterly basis, or as significant events occur. We record any cumulative effect of these adjustments against revenues as identified, and adjust our estimates prospectively to consider recurring matters. Adjustments generally result from contract changes with our clients, differences between the estimated and actual product mix subject to rebates or whether the product was included in the applicable formulary. Historically, the effect of these adjustments has not been material to our results of operations. We also deduct from our revenues discounts offered and guarantees regarding the level of service we will provide to the client or member or the minimum level of rebates or discounts the client will receive, as well as other payments made to our clients. Other payments include, for example, implementation allowances and payments related to performance guarantees. Where we provide implementation or other allowances to clients upon contract initiation, we capitalize these payments and amortize them, generally on a straight-line basis, over the life of the contract as a reduction of revenue. These payments are capitalized only in cases where they are refundable upon cancellation or relate to noncancelable contracts.

Our product net revenues also include premiums associated with our Medicare PDP risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Our two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide three Medicare drug benefit plan options for beneficiaries, including (i) a “standard Part D” benefit plan as mandated by statute, and (ii) two benefit plans with enhanced coverage, that exceed the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.
The PDP premiums are determined based on our annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares our actual annual drug costs incurred to the targeted premiums in our CMS-approved bid. Based on specific collars in the risk corridor, we will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. We calculate the risk corridor adjustment on a quarterly basis based on drug cost experience to date and record an adjustment to product net revenues with a corresponding account receivable from or payable to CMS reflected on the consolidated balance sheets.
In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income where the requirements of Authoritative Guidance are met. For further details, see Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Premium revenues for our PDP products, which exclude member cost share, were $543 million, or less than 1% of total net revenues, in 2009, $317 million, or less than 1% of total net revenues, in 2008, and $255 million, or less than 1% of total net revenues, in 2007.
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
Service revenues consist principally of administrative fees and clinical program fees earned from clients, sales of prescription services to pharmaceutical manufacturers, performance-oriented fees paid by Specialty Pharmacy manufacturers, and other non-product-related revenues. Service revenues are recorded when performance occurs and collectibility is assured.

Rebates Receivable and Payable. Rebates receivable from pharmaceutical manufacturers are earned based upon the dispensing of prescriptions at either pharmacies in our retail networks or our mail-order pharmacies, are recorded as a reduction of cost of revenues and are included in manufacturer accounts receivable, net. We accrue rebates receivable by multiplying estimated rebatable prescription drugs dispensed by the pharmacies in our retail networks, or dispensed by our mail-order pharmacies, by the contractually agreed manufacturer rebate amount, which in certain cases may be based on estimated market share data. We revise rebates receivable estimates to actual, with the difference recorded to cost of revenues, when third-party market share data is available and final rebatable prescriptions are calculated, and rebates are billed to the manufacturer, generally 20 to 90 days subsequent to the end of the applicable quarter. Historically, the effect of adjustments resulting from the reconciliation of our estimated rebates recognized and recorded to actual amounts billed has not been material to our results of operations. Rebates payable to clients are estimated and accrued based upon the prescription drugs dispensed by the pharmacies in our retail networks or by our mail-order pharmacies. Rebates are generally settled on a quarterly basis with clients in the form of an invoice credit, check or wire after collection of rebates receivable from manufacturers, at which time rebates payable are revised to reflect amounts due.
Client Accounts Receivable, Net. Client accounts receivable, net, includes billed and estimated unbilled receivables from clients for the PBM and Specialty Pharmacy segments. Unbilled PBM receivables are primarily from clients and are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled PBM receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Client accounts receivable, net, also includes a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable on the consolidated balance sheets. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable on the consolidated balance sheets. Our client accounts receivable also includes receivables from CMS for our Medicare Part D product offerings and premiums from members. A component of the PBM business includes diabetes supplies dispensed by PolyMedica with the associated receivables primarily reimbursed from insurance companies and government agencies. As a result, this component of the PBM business experiences slower accounts receivable turnover.
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

Income Taxes. Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. On December 31, 2006, the first day of our 2007 fiscal year, we adopted the provisions of a new Financial Accounting Standards Board (“FASB”) standard, which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Goodwill and Intangible Assets. Goodwill primarily represents, for our PBM segment, the excess of acquisition costs over the fair value of our net assets that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003, and, to a significantly lesser extent, our acquisition of a majority interest in Europa Apotheek in 2008, and our acquisitions of PolyMedica in 2007 and ProVantage Health Services, Inc. in 2000. Goodwill also includes, for our Specialty Pharmacy segment, a portion of the excess of the purchase price we paid to acquire Accredo over the fair value of tangible net assets acquired, as well as, to a significantly lesser extent, our acquisition of Critical Care in 2007, and the acquisition of the selected assets of Pediatric Services of America, Inc. in 2005. Goodwill is assessed for impairment annually for each of our segment’s reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to the reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. We would be required to record an impairment charge to the extent recorded goodwill exceeds the fair value amount of goodwill resulting from this allocation. The most recent assessment for impairment of goodwill for each of the designated reporting units was performed as of September 26, 2009, and the goodwill was determined not to be impaired, and there have been no significant subsequent changes in events or circumstances.
Our intangible assets for our PBM segment primarily represent the value of Medco’s client relationships that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003 and to a lesser extent, intangible assets recorded upon our acquisitions of PolyMedica in 2007 and a majority stake in Europa Apotheek in 2008. For our Specialty Pharmacy segment, we have intangible assets recorded primarily from our acquisition of Accredo in 2005. Our intangible assets are reviewed for impairment whenever events, such as losses of significant clients or specialty product manufacturer contracts, or when other changes in circumstances indicate the carrying amount may not be recoverable. When these events occur, we compare the carrying amount of the assets to the undiscounted pre-tax expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates that impairment exists, the amount of the impairment would be calculated using discounted expected future cash flows. The Liberty trade name intangible asset was assigned an indefinite life at the time of our acquisition of PolyMedica in 2007. Subsequently in 2008, management determined that the Liberty trade name intangible asset was no longer indefinite-lived and assigned a 35-year useful life.
As of December 26, 2009, the weighted average useful life of intangible assets subject to amortization is 23 years in total. The weighted average useful life is approximately 23 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. We expense the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of December 26, 2009 is approximately 2.1 years. We have experienced client retention rates of over 98% for the past two years.
Pension and Other Postretirement Benefit Plans. The determination of our obligation and expense for pension and other postretirement benefits is based on management’s assumptions, which are developed with the assistance of actuaries, including an appropriate discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and healthcare costs.
We reassess our benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is determined annually and is evaluated and modified to reflect at the end of our fiscal year the prevailing market rate of a portfolio of high-quality corporate bond investments that would provide the future cash flows needed to settle benefit obligations as they come due. At December 26, 2009, the discount rate utilized was 5.70% for our pension plans, and 5.85% for our other postretirement benefit plans.

The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. The expected return on plan assets is determined by multiplying the expected long-term rate of return by the fair value of the plan assets and contributions, offset by expected return on expected benefit payments. In developing the expected rate of return, we consider long-term compounded annualized returns of historical market data, as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. As a result of this analysis, for 2010, the expected rate of return assumption will be 8.0% for our pension plan.
Actuarial assumptions are based on management’s best estimates and judgment. The following analysis indicates the sensitivity of pension and postretirement benefit costs for the year ending December 26, 2009 and associated obligation balances as of fiscal year-end 2009, to changes in rate assumptions. A reasonably possible increase of 50 basis points in the assumed discount rate, with other assumptions held constant, would have decreased net pension and postretirement benefit cost by an estimated $1.7 million, and would have decreased the year-end benefit obligations by approximately $11.8 million. A reasonably possible decrease of 50 basis points in the assumed discount rate, with other assumptions held constant, would have increased net pension and postretirement benefit cost by an estimated $1.7 million, and would have increased the year-end benefit obligations by approximately $12.3 million. A reasonably possible increase of 50 basis points in the expected rate of return assumption, with other assumptions held constant, would have decreased net pension cost by an estimated $0.7 million. A reasonably possible decrease of 50 basis points in the expected rate of return assumption, with other assumptions held constant, would have increased net pension cost by an estimated $0.7 million. See Note 9, “Pension and Other Postretirement Benefits,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Contingencies. In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. In accordance with the FASB’s standard on accounting for contingencies, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of or defense against such claims. See Note 14, “Commitments and Contingencies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Stock-Based Compensation. We account for stock-based compensation in accordance with a standard issued by the FASB and guidance issued by the Securities and Exchange Commission (“SEC”), which require the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors, including employee stock options and employee stock purchase plans.
The standard requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the requisite service period. As stock-based compensation expense recognized in our audited consolidated statements of income for fiscal years 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
In addition, the standard requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $64.3 million, $41.8 million and $69.9 million for fiscal years 2009, 2008 and 2007, respectively, be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. In accordance with Authoritative Guidance issued by the SEC, we classify stock-based compensation within cost of product net revenues and SG&A expenses to correspond with the financial statement components in which cash compensation paid to employees and directors is recorded.

Recently Adopted Financial Accounting Standards.
Subsequent Events. In May 2009, the FASB issued a standard, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard was effective for interim or annual financial periods ending after June 15, 2009. We adopted the standard in the second quarter of 2009. We have evaluated subsequent events through February 23, 2010, the filing date of this Annual Report on Form 10-K. Our adoption of the standard did not have a material impact on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Accounting for Defensive Intangible Assets. In November 2008, Authoritative Guidance was issued, which applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). The standard is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. Our adoption of the standard in 2009 did not have an impact on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued a standard, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires additional disclosure. The standard applies to all intangible assets, whether acquired in a business combination or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets is applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Our adoption of this standard in 2009 did not have a material impact on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. For additional disclosures required under this standard, see Note 7, “Goodwill and Intangible Assets,” to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Our derivatives consist of interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates. For more information, see Note 4, “Fair Value Disclosures,” and Note 8, “Debt,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Our adoption of the standard in 2009 did not have a material impact on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Additional disclosures required under the standard are included above.

Business Combinations. In December 2007, the FASB issued a standard, which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The standard requires the acquiring entity in a business combination to measure and recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users the information they need to evaluate and understand the nature and financial effect of the business combination. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued additional guidance, which amends and clarifies the standard to address application issues, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of the standard did not have an impact on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued a standard, which is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, the standard eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. In addition, the standard must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. Our adoption of the standard did not have an impact on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued a standard, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This standard is effective for interim and annual periods ending after June 15, 2009. Our adoption of this standard in the second quarter of 2009 did not have a material impact on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. For additional disclosures required under this standard, see Note 4, “Fair Value Disclosures,” to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Employers’ Disclosures about Postretirement Benefit Plan Assets. In December 2008, the FASB issued a standard, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We adopted the disclosures about plan assets required by the standard prospectively for the fiscal year ended December 26, 2009. See Note 9, “Pension and Other Postretirement Benefits,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. The adoption of the standard did not have a material impact on our audited consolidated financial statements.
Recently Issued Accounting Pronouncement.
Fair Value Measurements and Disclosures. In January 2010, the FASB issued a standard, which amends the existing fair value measurements and disclosure standard and provides guidance on increased disclosures on transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The standard also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.

CONDENSED INTERIM FINANCIAL DATA (UNAUDITED)
(In millions, except for per share amounts)

2009	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Product net revenues(1)	$15,024.9	$14,590.8	$14,729.6	$14,616.3
Service revenues	220.3	204.0	200.8	217.6

Total net revenues(1)	15,245.2	14,794.8	14,930.4	14,833.9

Cost of operations:
Cost of product net revenues(1)	14,138.6	13,696.5	13,856.1	13,832.0
Cost of service revenues	79.5	58.3	58.5	57.8

Total cost of revenues(1)	14,218.1	13,754.8	13,914.6	13,889.8
Selling, general and administrative expenses	375.5	369.0	370.7	340.3
Amortization of intangibles	75.5	78.4	75.9	75.9
Interest expense	40.7	43.3	43.4	45.1
Interest (income) and other (income) expense, net	(0.8)	(3.4)	(2.2)	(3.5)

Total costs and expenses	14,709.0	14,242.1	14,402.4	14,347.6

Income before provision for income taxes	536.2	552.7	528.0	486.3
Provision for income taxes	194.7	217.1	215.9	195.3

Net income	$341.5	$335.6	$312.1	$291.0

Basic earnings per share:
Weighted average shares outstanding	477.0	475.4	479.6	492.2
Earnings per share	$0.72	$0.71	$0.65	$0.59
Diluted earnings per share:
Weighted average shares outstanding	487.2	484.7	488.0	501.2
Earnings per share	$0.70	$0.69	$0.64	$0.58

2008	4th Quarter	3rd Quarter	2nd Quarter(2)	1st Quarter
Product net revenues(3)	$12,771.9	$12,390.3	$12,607.1	$12,806.9
Service revenues	189.4	168.8	167.5	156.0

Total net revenues(3)	12,961.3	12,559.1	12,774.6	12,962.9

Cost of operations:
Cost of product net revenues(3)	11,916.5	11,580.7	11,794.0	12,016.8
Cost of service revenues	74.7	53.6	47.1	45.9

Total cost of revenues(3)	11,991.2	11,634.3	11,841.1	12,062.7
Selling, general and administrative expenses	381.0	347.2	368.4	328.4
Amortization of intangibles	73.9	71.1	70.6	69.5
Interest expense	60.0	61.5	61.6	50.6
Interest (income) and other (income) expense, net	(2.4)	(3.3)	(4.1)	3.7

Total costs and expenses	12,503.7	12,110.8	12,337.6	12,514.9

Income before provision for income taxes	457.6	448.3	437.0	448.0
Provision for income taxes	183.2	152.6	174.3	177.8

Net income	$274.4	$295.7	$262.7	$270.2

Basic earnings per share:
Weighted average shares outstanding	496.3	503.3	507.7	526.9
Earnings per share	$0.55	$0.59	$0.52	$0.51
Diluted earnings per share:
Weighted average shares outstanding	505.3	513.4	517.6	537.8
Earnings per share	$0.54	$0.58	$0.51	$0.50

(1)	Includes retail co-payments of $2,173 million for the fourth quarter, $2,115 million for the third quarter, $2,114 million for the second quarter and $2,259 million for the first quarter of 2009.

(2)	The second quarter of 2008, and all subsequent periods, includes the operating results of majority-owned Europa Apotheek commencing on the April 28, 2008 acquisition date.

(3)	Includes retail co-payments of $1,836 million for the fourth quarter, $1,828 million for the third quarter, $1,900 million for the second quarter and $2,102 million for the first quarter of 2008.
The fourth quarter of 2009 and the third quarter of 2008 include income tax benefits of $22 million and $28 million, respectively. The fourth quarters of 2009 and 2008 reflect costs of $18 million and $22 million, respectively, associated with implementation efforts for new clients commencing in 2010 and 2009. Additionally, 2008 reflects a first-quarter charge of $9.8 million for the ineffective portion of the forward-starting interest rate swap agreements associated with our March 2008 issuance of senior notes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
A description of quantitative and qualitative disclosures about market risk is contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate and Foreign Exchange Risk.”

Item 8.	Financial Statements and Supplementary Data.

*	Selected quarterly financial data for the fiscal years ended December 26, 2009 and December 27, 2008 is included herein under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Condensed Interim Financial Data (Unaudited).”
See Item 9A, “Controls and Procedures,” for Management’s Report on Internal Control over Financial Reporting.
See Item 15, “Exhibits, Financial Statement Schedules,” for financial statement Schedule II, Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Medco Health Solutions, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Medco Health Solutions, Inc. and its subsidiaries (the “Company”) at December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
February 23, 2010

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	December 26,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,528.2	$938.4
Short-term investments	20.1	64.0
Manufacturer accounts receivable, net	1,765.5	1,858.9
Client accounts receivable, net	2,063.3	1,680.5
Income taxes receivable	198.3	213.4
Inventories, net	1,285.3	1,856.5
Prepaid expenses and other current assets	67.1	326.6
Deferred tax assets	230.8	159.2

Total current assets	8,158.6	7,097.5
Property and equipment, net	912.5	854.1
Goodwill	6,333.0	6,331.4
Intangible assets, net	2,428.8	2,666.4
Other noncurrent assets	82.6	61.5

Total assets	$17,915.5	$17,010.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$3,506.4	$2,878.9
Client rebates and guarantees payable	2,106.9	1,658.7
Accrued expenses and other current liabilities	718.6	660.4
Short-term debt	15.8	600.0

Total current liabilities	6,347.7	5,798.0
Long-term debt, net	4,000.1	4,002.9
Deferred tax liabilities	958.8	1,065.3
Other noncurrent liabilities	221.7	186.8

Total liabilities	11,528.3	11,053.0

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01—authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01—authorized: 2,000,000,000 shares; issued: 660,846,867 shares at December 26, 2009 and 652,386,763 shares at December 27, 2008	6.6	6.5
Accumulated other comprehensive loss	(44.2)	(63.8)
Additional paid-in capital	8,156.7	7,788.9
Retained earnings	5,209.6	3,929.3

	13,328.7	11,660.9
Treasury stock, at cost: 186,353,868 shares at December 26, 2009 and 159,061,394 shares at December 27, 2008	(6,941.5)	(5,703.0)

Total stockholders’ equity	6,387.2	5,957.9

Total liabilities and stockholders’ equity	$17,915.5	$17,010.9

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except for per share data)

	December 26,	December 27,	December 29,
For Fiscal Years Ended	2009	2008	2007

Product net revenues (Includes retail co-payments of $8,661 for 2009, $7,666 for 2008, and $7,553 for 2007)	$58,961.4	$50,576.2	$43,961.9
Service revenues	842.8	681.8	544.3

Total net revenues	59,804.2	51,258.0	44,506.2

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $8,661 for 2009, $7,666 for 2008, and $7,553 for 2007)	55,523.1	47,308.2	41,402.6
Cost of service revenues	254.1	221.4	158.3

Total cost of revenues	55,777.2	47,529.6	41,560.9
Selling, general and administrative expenses	1,455.5	1,425.0	1,114.1
Amortization of intangibles	305.6	285.1	228.1
Interest expense	172.5	233.7	134.2
Interest (income) and other (income) expense, net	(9.9)	(6.2)	(34.4)

Total costs and expenses	57,700.9	49,467.2	43,002.9

Income before provision for income taxes	2,103.3	1,790.8	1,503.3
Provision for income taxes	823.0	687.9	591.3

Net income	$1,280.3	$1,102.9	$912.0

Basic weighted average shares outstanding(1)	481.1	508.6	550.2

Basic earnings per share(1)	$2.66	$2.17	$1.66

Diluted weighted average shares outstanding(1)	490.0	518.6	560.9

Diluted earnings per share(1)	$2.61	$2.13	$1.63

(1)	Common share and per share amounts have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation” for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Shares in thousands; $ in millions, except for per share data)

	Shares of	Shares		Accumulated
	Common	of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional
	Issued(1)	Stock(1)	Stock(1)	Income (Loss)	Paid-in Capital(1)	Retained Earnings	Treasury Stock	Total
Balances at December 30, 2006	635,019	58,122	6.3	15.3	7,153.1	1,885.1	(1,556.3)	7,503.5

Comprehensive income:
Net income	—	—	—	—	—	912.0	—	912.0

Other comprehensive income (loss)(2):
Unrealized loss on cash flow hedge, net of tax	—	—	—	(4.8)	—	—	—	(4.8)
Defined benefit plans, net of tax:
Net prior service cost	—	—	—	(4.5)	—	—	—	(4.5)
Net gain (loss)	—	—	—	0.4	—	—	—	0.4

Other comprehensive income (loss)	—	—	—	(8.9)	—	—	—	(8.9)

Total comprehensive income	—	—	—	(8.9)	—	912.0	—	903.1
Adoption of FASB standard on accounting for uncertainty in income taxes(3)	—	—	—	—	—	29.3	—	29.3
Stock option activity, including tax benefit	11,876	—	0.1	—	334.7	—	—	334.8
Issuance of common stock under employee stock purchase plans	365	—	—	—	13.0	—	—	13.0
Restricted stock and restricted stock unit activity, including tax benefit	125	—	—	—	52.2	—	—	52.2
Treasury stock acquired	—	53,323	—	—	—	—	(1,960.6)	(1,960.6)

Balances at December 29, 2007	647,385	111,445	6.4	6.4	7,553.0	2,826.4	(3,516.9)	6,875.3

Comprehensive income:
Net income	—	—	—	—	—	1,102.9	—	1,102.9

Other comprehensive income (loss)(2):
Unrealized loss on investments, net of tax	—	—	—	(0.2)	—	—	—	(0.2)
Foreign currency translation gain (loss)	—	—	—	(15.5)	—	—	—	(15.5)
Unrealized loss on cash flow hedge, net of amortization, net of tax	—	—	—	(15.2)	—	—	—	(15.2)
Defined benefit plans, net of tax:
Net prior service cost	—	—	—	(3.0)	—	—	—	(3.0)
Net gain (loss)	—	—	—	(36.3)	—	—	—	(36.3)

Other comprehensive income (loss)	—	—	—	(70.2)	—	—	—	(70.2)

Total comprehensive income	—	—	—	(70.2)	—	1,102.9	—	1,032.7
Stock option activity, including tax benefit	3,444	—	0.1	—	167.6	—	—	167.7
Issuance of common stock under employee stock purchase plan	400	—	—	—	18.7	—	—	18.7
Restricted stock and restricted stock unit activity, including tax benefit	1,158	—	—	—	49.6	—	—	49.6
Treasury stock acquired	—	47,616	—	—	—	—	(2,186.1)	(2,186.1)

Balances at December 27, 2008	652,387	159,061	$6.5	$(63.8)	$7,788.9	$3,929.3	$(5,703.0)	$5,957.9

Comprehensive income:
Net income	—	—	—	—	—	1,280.3	—	1,280.3

Other comprehensive income (loss)(2):
Unrealized loss on investments, net of tax	—	—	—	(0.1)	—	—	—	(0.1)
Foreign currency translation gain (loss)	—	—	—	2.9	—	—	—	2.9
Amortization of unrealized loss on cash flow hedge, net of tax	—	—	—	1.9	—	—	—	1.9
Defined benefit plans, net of tax:
Net prior service cost	—	—	—	(2.4)	—	—	—	(2.4)
Net gain (loss)	—	—	—	17.3	—	—	—	17.3

Other comprehensive income (loss)	—	—	—	19.6	—	—	—	19.6

Total comprehensive income	—	—	—	19.6	—	1,280.3	—	1,299.9
Stock option activity, including tax benefit	6,997	—	0.1	—	298.4	—	—	298.5
Issuance of common stock under employee stock purchase plan	461	—	—	—	20.8	—	—	20.8
Restricted stock unit activity, including tax benefit	1,002	—	—	—	48.6	—	—	48.6
Treasury stock acquired	—	27,293	—	—	—	—	(1,238.5)	(1,238.5)

Balances at December 26, 2009	660,847	186,354	$6.6	$(44.2)	$8,156.7	$5,209.6	$(6,941.5)	$6,387.2

(1)	Share data, common stock and additional paid-in-capital have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.

(2)	See Note 2, “Summary of Significant Accounting Policies—Other Comprehensive Income and Accumulated Other Comprehensive Income,” for more information.

(3)	See Note 2, “Summary of Significant Accounting Policies—Income Taxes,” for more information.
The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	December 26,	December 27,	December 29,
For Fiscal Years Ended	2009	2008	2007
Cash flows from operating activities:
Net income	$1,280.3	$1,102.9	$912.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	179.0	157.7	168.9
Amortization of intangibles	305.6	285.1	228.1
Deferred income taxes	(222.1)	(99.6)	(134.1)
Stock-based compensation on employee stock plans	146.0	131.7	102.5
Tax benefit on employee stock plans	106.2	67.9	102.2
Excess tax benefits from stock-based compensation arrangements	(64.3)	(41.8)	(69.9)
Other	138.3	110.7	65.0
Net changes in assets and liabilities (net of acquisition effects, 2008 and 2007 only):
Manufacturer accounts receivable, net	93.4	(341.2)	25.9
Client accounts receivable, net	(515.4)	(418.5)	65.0
Inventories, net	571.4	93.0	(218.1)
Prepaid expenses and other current assets	259.6	(39.7)	(4.9)
Income taxes receivable	15.1	2.6	(3.1)
Other noncurrent assets	12.8	17.2	2.1
Claims and other accounts payable	627.2	54.3	(119.2)
Client rebates and guarantees payable	448.2	566.5	206.1
Accrued expenses and other current and noncurrent liabilities	120.1	(13.7)	38.5

Net cash provided by operating activities	3,501.4	1,635.1	1,367.0

Cash flows from investing activities:
Capital expenditures	(238.8)	(286.9)	(177.7)
Purchases of securities and other assets	(153.4)	(124.8)	(181.7)
Acquisitions of businesses, net of cash acquired	—	(126.5)	(1,530.6)
Proceeds from sale of securities and other investments	87.2	122.0	176.2

Net cash used by investing activities	(305.0)	(416.2)	(1,713.8)

Cash flows from financing activities:
Proceeds from long-term debt	—	3,295.7	2,400.0
Repayments on long-term debt	—	(2,210.0)	(688.4)
Proceeds from short-term debt	15.8	—	275.0
Repayments under accounts receivable financing facility	(600.0)	—	—
Debt issuance costs	(0.4)	(11.2)	(1.8)
Settlement of cash flow hedge	—	(45.4)	—
Purchases of treasury stock	(1,238.5)	(2,186.1)	(1,960.6)
Excess tax benefits from stock-based compensation arrangements	64.3	41.8	69.9
Net proceeds from employee stock plans	152.2	60.6	208.3

Net cash (used by) provided by financing activities	(1,606.6)	(1,054.6)	302.4

Net increase (decrease) in cash and cash equivalents	1,589.8	164.3	(44.4)
Cash and cash equivalents at beginning of year	938.4	774.1	818.5

Cash and cash equivalents at end of year	$2,528.2	$938.4	$774.1

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$168.2	$207.1	$123.4

Cash paid during the year for income taxes	$913.9	$748.9	$668.5

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
Medco Health Solutions, Inc., (“Medco” or the “Company”) is a leading healthcare company that is pioneering the world’s most advanced pharmacy® and its clinical research and innovations are part of Medco making medicine smarter™ for approximately 65 million members. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by Medicare Part D Prescription Drug Plans. The Company’s unique Medco Therapeutic Resource Centers®, which conduct therapy management programs using Medco specialist pharmacists who have expertise in the medications used to treat certain chronic conditions, and Accredo Health Group, Medco’s Specialty Pharmacy, represent innovative models for the care of patients with chronic and complex conditions.
The Company’s business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, pharmaceutical manufacturers, and particularly in Specialty Pharmacy, collaboration with state Medicaid agencies, and other third-party payors such as health insurers. The Company’s programs and services help control the cost and enhance the quality of prescription drug benefits. The Company accomplishes this by providing pharmacy benefit management (“PBM”) services through its national networks of retail pharmacies and its own mail-order pharmacies, as well as through Accredo Health Group, which the Company believes is the nation’s largest specialty pharmacy based on revenues. Medco’s Therapeutic Resource Center focused on diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which the Company believes it became the largest diabetes pharmacy care practice based on covered patients. In 2008, the Company also extended its capabilities abroad when it acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that primarily provides mail-order pharmacy services in Germany. See Note 3, “Acquisitions of Businesses,” for more information. In 2009, Medco advanced its European healthcare initiatives through a joint venture with United Drug plc, a pan-European healthcare leader, to provide home-based pharmacy care services in the United Kingdom for patients covered by the country’s National Health Service. Additionally, the Company’s commitment to advancing the science of personalized medicine is further demonstrated by its January 2010 acquisition of DNA Direct, Inc., a leader in providing guidance and decision support to payors, physicians and patients, on a range of complex issues related to genomic medicine. When the term “mail order” is used, Medco means inventory dispensed through Medco’s mail-order pharmacy operations.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Financial Accounting Standards.
Subsequent Events. In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the standard in the second quarter of 2009. The Company has evaluated subsequent events through February 23, 2010, the filing date of this Annual Report on Form 10-K. The Company’s adoption of the standard did not have a material impact on its audited consolidated financial statements included in this Annual Report on Form 10-K.

Accounting for Defensive Intangible Assets. In November 2008, Authoritative Guidance was issued, which applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). The standard is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. The Company’s adoption of the standard in 2009 did not have an impact on its audited consolidated financial statements included in this Annual Report on Form 10-K.
Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued a standard, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires additional disclosure. The standard applies to all intangible assets, whether acquired in a business combination or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets is applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company’s adoption of this standard in 2009 did not have a material impact on its audited consolidated financial statements included in this Annual Report on Form 10-K. For additional disclosures required under this standard, see Note 7, “Goodwill and Intangible Assets.”
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
Our derivatives consist of interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The Company does not expect its future cash flows to be affected to any significant degree by a sudden change in market interest rates. For more information, see Note 4, “Fair Value Disclosures,” and Note 8, “Debt.” The Company’s adoption of the standard in 2009 did not have a material impact on its audited consolidated financial statements included in this Annual Report on Form 10-K. Additional disclosures required under the standard are included above.
Business Combinations. In December 2007, the FASB issued a standard, which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The standard requires the acquiring entity in a business combination to measure and recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users the information they need to evaluate and understand the nature and financial effect of the business combination. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued additional guidance, which amends and clarifies the standard to address application issues, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of the standard did not have an impact on its audited consolidated financial statements included in this Annual Report on Form 10-K.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued a standard, which is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, the standard eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. In addition, the standard must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The Company’s adoption of the standard did not have an impact on its audited consolidated financial statements included in this Annual Report on Form 10-K.
Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued a standard, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This standard is effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of this standard in the second quarter of 2009 did not have a material impact on its audited consolidated financial statements included in this Annual Report on Form 10-K. For additional disclosures required under this standard, see Note 4, “Fair Value Disclosures.”
Employers’ Disclosures about Postretirement Benefit Plan Assets. In December 2008, the FASB issued a standard, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The Company adopted the disclosures about plan assets required by the standard prospectively for the fiscal year ended December 26, 2009. See Note 9, “Pension and Other Postretirement Benefits,” for more information. The adoption of the standard did not have a material impact on the Company’s audited consolidated financial statements.
Fiscal Years. The Company’s fiscal years ended on the last Saturday in December. Fiscal years 2009, 2008 and 2007 each are comprised of 52 weeks. Unless otherwise stated, references to years in the consolidated financial statements relate to fiscal years.
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
Cash and Cash Equivalents. Cash includes currency on hand and time deposits with banks or other financial institutions. Cash equivalents represent money market mutual funds, a form of highly liquid investments with original maturities of less than three months. As a result of the Company’s normal payment cycle, cash disbursement accounts representing outstanding checks not yet presented for payment of $1,594.2 million and $1,411.1 million are included in claims and other accounts payable, and client rebates and guarantees payable at December 26, 2009 and December 27, 2008, respectively, including certain amounts reclassified from cash. No overdraft or unsecured short-term loan exists in relation to these negative balances.
Long-Term and Short-Term Investments. The Company holds long-term and short-term investments in U.S. government securities to satisfy the statutory capital requirements for the Company’s insurance subsidiaries. The majority of these long-term and short-term investments are classified as held-to-maturity securities and reported at amortized cost. The Company has no exposure to or investments in any instruments associated with the sub-prime loan market.
Fair Value Measurements and Fair Value of Financial Instruments. The Company accounts for and reports the fair value of certain assets and liabilities in accordance with FASB standards. See Note 4, “Fair Value Disclosures,” for more information.

Accounts Receivable. The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Manufacturer accounts receivable, net, includes billed and estimated unbilled receivables from manufacturers for earned rebates and other prescription services. Unbilled rebates receivable from manufacturers are generally billed beginning 20 days from the end of each quarter.
Client accounts receivable, net, includes billed and estimated unbilled receivables from clients for the PBM and Specialty Pharmacy segments. Unbilled PBM receivables are primarily from clients and are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled PBM receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Client accounts receivable, net, also includes a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable on the consolidated balance sheets. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable on the consolidated balance sheets. The Company’s client accounts receivable also includes receivables from CMS for the Company’s Medicare Part D Prescription Drug Program (“Medicare Part D”) product offerings and premiums from members. A component of the PBM business includes diabetes supplies dispensed by PolyMedica with the associated receivables primarily reimbursed from insurance companies and government agencies. As a result, this component of the PBM business experiences slower accounts receivable turnover.
As of December 26, 2009 and December 27, 2008, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $483.1 million and $476.4 million, respectively. A portion of the Specialty Pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Specialty Pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle and has a different credit risk profile. See Note 13, “Segment and Geographic Data,” for more information on the Specialty Pharmacy segment.
The Company’s allowance for doubtful accounts as of December 26, 2009 and December 27, 2008 of $133.3 million and $120.0 million, respectively, includes $86.1 million and $71.9 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the PBM business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The Company’s allowance for doubtful accounts as of December 26, 2009 and December 27, 2008 also includes $37.4 million and $34.6 million, respectively, related to PolyMedica for diabetes supplies, which are primarily reimbursed by insurance companies and government agencies. In addition, the Company’s allowance for doubtful accounts also reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings. The Company regularly reviews and analyzes the adequacy of the allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted. The increase in the reserve balance reflects increased coverage of aged balances.
Concentrations of Risks. In 2009, 2008 and 2007, the Company had one client that represented 19%, 21% and 22% of net revenues, respectively. The client has a strong investment grade rating and has consistently paid their receivable balance within the contracted payment terms. None of the Company’s other clients individually represented more than 10% of net revenues or net client accounts receivable in 2009, 2008 or 2007.
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

As of December 26, 2009 and December 27, 2008, two brand-name pharmaceutical manufacturers represented approximately 41% and 30% of manufacturer accounts receivable, net, respectively. Both manufacturers have strong investment grade ratings and have consistently paid their receivable balance within the contracted payment terms. To date, the Company has not experienced any significant deterioration in its client or manufacturer accounts receivables.
The Company purchases its pharmaceuticals either from its primary wholesaler, AmerisourceBergen Corp., which accounted for approximately 62% of both the Company’s overall 2009 and 2008 drug purchases, respectively, or directly from pharmaceutical manufacturers. Most of the purchases from the Company’s primary wholesaler were for brand-name medicines. The Company believes that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available, except to the extent that brand-name drugs are available to the market exclusively through the manufacturer.
The Company derives a substantial percentage of its Specialty Pharmacy segment revenue and profitability from its relationships with a limited number of suppliers. Specialty and generic pharmaceuticals are generally purchased directly from manufacturers.
Inventories, Net. Inventories, net, are located in the Company’s mail-order pharmacies and in warehouses, consist solely of finished product (primarily prescription drugs), and are valued at the lower of first-in, first-out (FIFO) cost or market.
Property and Equipment, Net. Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method for assets with useful lives as follows: buildings, 45 years; machinery, equipment and office furnishings, three to 15 years; and computer software, three to five years. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the useful lives of the assets. In accordance with Authoritative Guidance on accounting for the costs of computer software developed or obtained for internal use, certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to existing systems, are expensed as incurred.
Net Revenues. Product net revenues consist principally of sales of prescription drugs to clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or through the Company’s mail-order pharmacies. The majority of the Company’s product net revenues are derived on a fee-for-service basis. The Company’s product net revenues also include revenues from the sale of diabetes supplies by PolyMedica. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. The Company recognizes product revenues when the prescriptions are dispensed through retail pharmacies in the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies and received by members and patients. The Company evaluates client contracts using the indicators of Authoritative Guidance to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in most of its transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (co-payment), as well as the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, who are members of clients’ plans, and (e) has credit risk for the price due from the client. In limited instances where the Company adjudicates prescriptions at pharmacies that are under contract directly with the client and there are no financial risks to the Company, such revenue is recorded at the amount of the administrative fee earned by the Company for processing the claim (“Net Reporting”).

The Company’s product net revenues also include premiums associated with the Company’s Medicare PDP risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. The Company’s two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. The Company provides three Medicare drug benefit plan options for beneficiaries, including (i) a “standard Part D” benefit plan as mandated by statute, and (ii) two benefit plans with enhanced coverage, that exceed the standard Part D benefit plan, available for an additional premium. The Company also offers numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.
The PDP premiums are determined based on the Company’s annual bid and related contractual arrangements with CMS. The PDP premiums are primarily comprised of amounts received from CMS as part of a direct subsidy and an additional subsidy from CMS for low-income member premiums, as well as premium payments received from members. These premiums are recognized ratably to product net revenues over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. There is a possibility that the annual costs of drugs may be higher or lower than premium revenues. As a result, CMS provides a risk corridor adjustment for the standard drug benefit that compares the Company’s actual annual drug costs incurred to the targeted premiums in the Company’s CMS-approved bid. Based on specific collars in the risk corridor, the Company will receive from CMS additional premium amounts or be required to refund to CMS previously received premium amounts. The Company calculates the risk corridor adjustment on a quarterly basis based on drug cost experience to date and records an adjustment to product net revenues with a corresponding account receivable from or payable to CMS reflected on the consolidated balance sheets.
In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income where the requirements of Authoritative Guidance are met. Premium revenues for our PDP products, which exclude member cost share, were $543 million, or less than 1% of total net revenues, in 2009, $317 million, or less than 1% of total net revenues, in 2008, and $255 million, or less than 1% of total net revenues, in 2007.
The Company’s agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require the Company to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to any willing pharmacy; (vii) provide emergency out-of-network coverage; and (viii) adopt a comprehensive Medicare and Fraud, Waste and Abuse compliance program. The Company has various contractual and regulatory compliance requirements associated with participating in Medicare Part D. Similar to the Company’s requirements with other clients, the Company’s policies and practices associated with executing its PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, may be imposed. Additionally, each calendar year, payment will vary based on the annual benchmark that applies as a result of Medicare Part D plan bids for the applicable year, as well as for changes in the CMS methodology for calculating risk adjustment factors.

Rebates and guarantees regarding the level of service the Company will provide to the client or member or the minimum level of rebates or discounts the client will receive are deducted from product net revenues as they are earned by the client. Rebates are generally credited or paid to clients subsequent to collections from pharmaceutical manufacturers, although there are certain instances where rebates are paid to clients on a more accelerated basis. Other contractual payments made to clients are generally made upon initiation of contracts as implementation allowances, which may, for example, be designated by clients as funding for their costs to transition their plans to the Company. The Company considers these payments to be an integral part of the Company’s pricing of a contract and believes that they represent variability in the timing of cash flows that does not change the underlying economics of the contract. Accordingly, these payments are capitalized and amortized as a reduction of product net revenues, generally on a straight-line basis, over the life of the contract where the payments are refundable upon cancellation of the contract or relate to noncancelable contracts. Amounts capitalized are assessed periodically for recoverability based on the profitability of the contract.
Service revenues consist principally of administrative fees and clinical program fees earned from clients, sales of prescription services to pharmaceutical manufacturers, performance-oriented fees paid by Specialty Pharmacy manufacturers, and other non-product-related revenues. Service revenues are recorded by the Company when performance occurs and collectibility is assured.
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
Rebates receivable estimates are revised to actual, with the difference recorded to cost of revenues, upon billing to the manufacturer, generally 20 to 90 days subsequent to the end of the applicable quarter. These bills are not issued until the necessary specific eligible claims and third-party market share data are received and thoroughly analyzed. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized and recorded to actual amounts billed has not been material to the Company’s results of operations.
The Company’s cost of product net revenues also includes the cost of drugs dispensed by the Company’s mail-order pharmacies or retail networks for members covered under the Company’s Medicare PDP product offerings and are recorded at cost as incurred. The Company receives a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,350 for coverage year 2009, $4,050 for coverage year 2008 and $3,850 for coverage year 2007. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.

Goodwill. Goodwill of $6,333.0 million at December 26, 2009 and $6,331.4 million at December 27, 2008 represents, for the PBM segment, the excess of acquisition costs over the fair value of the Company’s net assets that had been pushed down to the consolidated balance sheets of the Company and existed when the Company became an independent, publicly traded enterprise in 2003, and, to a significantly lesser extent, the Company’s acquisition of a majority interest in Europa Apotheek in 2008, and the acquisitions of PolyMedica in 2007 and ProVantage Health Services, Inc. in 2000. Goodwill also includes, for the Specialty Pharmacy segment, a portion of the excess of the purchase price the Company paid to acquire Accredo Health, Incorporated (“Accredo”) over the fair value of tangible net assets acquired, as well as, to a significantly lesser extent, the Company’s acquisition of Critical Care Systems, Inc. (“Critical Care”) in 2007, and the acquisition of selected assets of Pediatric Services of America, Inc. in 2005. See Note 3, “Acquisitions of Businesses,” for more information on the acquisition of a majority interest in Europa Apotheek, and the PolyMedica and Critical Care acquisitions. The Company’s goodwill balance is assessed for impairment annually using a two-step fair-value based test or whenever events or other changes in circumstances indicate the carrying amount may not be recoverable, by comparing the fair value of each segment’s reporting units to the carrying value of the assets and liabilities assigned to each reporting unit. If the carrying value of the reporting unit were to exceed the Company’s estimate of the fair value of the reporting unit, the Company would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit for purposes of calculating the fair value of goodwill. The Company would be required to record an impairment charge to the extent recorded goodwill exceeds the fair value amount of goodwill resulting from this allocation. The most recent assessment for impairment of goodwill for each of the designated reporting units was performed as of September 26, 2009, and the goodwill was determined not to be impaired, and there have been no significant subsequent changes in events or circumstances. The Company utilized the income approach methodology, which projects future cash flows discounted to present value. Discount rates were based on the estimated weighted average cost of capital at the reporting unit level and ranged from 9% to 13%. In order to validate the reasonableness of the estimated fair values, the Company performed a reconciliation of the aggregate fair values of all reporting units to market capitalization as of the valuation date using a reasonable control premium.
Intangible Assets, Net. Intangible assets, net, of $2,428.8 million at December 26, 2009 and $2,666.4 million at December 27, 2008 for the PBM segment primarily represent the value of Medco’s client relationships that had been pushed down to the consolidated balance sheets of the Company and existed when the Company became an independent, publicly traded enterprise in 2003, and to a lesser extent, intangible assets recorded upon the Company’s acquisition of PolyMedica in 2007 and a majority stake in Europa Apotheek in 2008. Additionally, for the Specialty Pharmacy segment, intangible assets primarily include the portion of the excess of the purchase price paid by the Company to acquire Accredo in 2005 over tangible net assets acquired. The Company’s intangible assets are initially recorded at fair value at the acquisition date and subsequently carried at amortized cost. The Company reviews intangible assets for impairment whenever events, such as losses of significant clients or specialty product manufacturer contracts, or when other changes in circumstances indicate the carrying amount may not be recoverable. When these events occur, the carrying amount of the assets is compared to the pre-tax undiscounted expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates impairment exists, the amount of the impairment would be calculated using discounted expected future cash flows. The Liberty trade name intangible asset was assigned an indefinite life at the time of our acquisition of PolyMedica in 2007. Subsequently in 2008, management determined that the Liberty trade name intangible asset was no longer indefinite-lived and assigned a 35-year useful life.
Income Taxes. Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates.
On December 31, 2006, the first day of the Company’s 2007 fiscal year, the Company adopted the provisions of a new FASB standard, which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with the standard is a two-step process. The first step is recognition to determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The standard also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of the FASB’s uncertainty in income taxes standard, the Company recognized a decrease of $43.4 million in the liability for income tax contingencies, including interest, no longer required under the more-likely-than-not accounting model, and a $29.3 million corresponding increase, net of federal income tax benefit, to the December 31, 2006 (the first day of fiscal year 2007) balance of retained earnings. In May 2007, the FASB issued additional guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. See Note 10, “Taxes on Income,” for more information.

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
Operating Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. See Note 13, “Segment and Geographic Data,” for more information. The PBM and Specialty Pharmacy segments primarily operate in the United States and have limited activity in Puerto Rico, Germany and the United Kingdom.
Earnings per Share (“EPS”). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock issued and outstanding during the reporting period. The Company treats stock options and restricted stock units granted by the Company as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period.
The Company granted options of 6.6 million shares in fiscal 2009, 5.1 million shares in fiscal 2008, and 7.1 million shares in fiscal 2007. For the years ended December 26, 2009, December 27, 2008 and December 29, 2007, there were outstanding options to purchase 5.1 million, 5.6 million and 6.7 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the treasury stock method. These outstanding options may be dilutive to future EPS calculations.
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

Fiscal Years	2009	2008	2007
Basic weighted average shares outstanding	481.1	508.6	550.2
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	8.9	10.0	10.7

Diluted weighted average shares outstanding	490.0	518.6	560.9

The decreases in the weighted average share outstanding and diluted weighted average shares outstanding for each year result from the repurchase of approximately 186.3 million shares of stock in connection with the Company’s share repurchase programs since inception in 2005 through the end of 2009, compared to equivalent amounts of 159.0 million and 111.4 million shares repurchased inception-to-date through the ends of 2008 and 2007, respectively. The Company repurchased approximately 27.3 million, 47.6 million shares and 53.3 million shares in fiscal years 2009, 2008 and 2007, respectively.
The above share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.

Other Comprehensive Income and Accumulated Other Comprehensive Income. Other comprehensive income includes unrealized investment gains and losses, foreign currency translation adjustments resulting primarily from the translation of Europa Apotheek’s assets and liabilities and results of operations, unrealized gains and losses on effective cash flow hedges, prior service costs or credits and actuarial gains or losses associated with pension or other postretirement benefits that arise during the period, as well as the amortization of prior service costs or credits and actuarial gains or losses, which are reclassified as a component of net benefit expense, and the tax effect allocated to each component of other comprehensive income.
The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes: unrealized investment gains and losses, net of tax; foreign currency translation adjustments resulting primarily from the translation of Europa Apotheek’s assets and liabilities and results of operations; unrealized gains and losses on effective cash flow hedges, net of tax; and the net gains and losses and prior service costs and credits related to the Company’s pension and other postretirement benefit plans, net of tax. The year-end balances in AOCI related to the Company’s pension and other postretirement benefit plans consist of amounts that have not yet been recognized as components of net periodic benefit cost in the consolidated statement of income.
The amounts recognized in AOCI at December 29, 2007, December 27, 2008 and December 26, 2009 and the components and allocated tax effects included in other comprehensive income in fiscal 2008 and 2009 are as follows ($ in millions):

				Net Unrealized		Net Prior
	Unrealized	Foreign Currency		Gains (Losses) on		Service	Net Actuarial
	Gains (Losses)	Translation		Effective Cash		Benefit	Gains		Total
	on Investments	Gains (Losses)		Flow Hedges		(Cost)	(Losses)		AOCI
Balances at December 29, 2007, net of tax	$—	$—		$(4.8)		$25.5	$(14.3)		$6.4

Fiscal 2008 activity:
Before tax amount	(0.3)	(15.5)		(25.0)		(5.0)	(59.8)		(105.6)
Tax benefit	0.1	—		9.8		2.0	23.5		35.4

Net-of-tax change	(0.2)	(15.5	)(1)	(15.2	)(2)	(3.0)	(36.3	)(3)	(70.2)

Balances at December 27, 2008, net of tax	$(0.2)	$(15.5)		$(20.0)		$22.5	$(50.6)		$(63.8)

Fiscal 2009 activity:
Before tax amount	(0.2)	2.9		3.6		(4.0)	28.6		30.9
Tax benefit	0.1	—		(1.7)		1.6	(11.3)		(11.3)

Net-of-tax change	(0.1)	2.9	(1)	1.9	(4)	(2.4)	17.3	(5)	19.6

Balances at December 26, 2009, net of tax	$(0.3)	$(12.6)		$(18.1)		$20.1	$(33.3)		$(44.2)

(1)	This primarily represents the unrealized net foreign currency translation gains (losses) resulting from the translation of majority-owned Europa Apotheek’s net assets acquired from the April 28, 2008 acquisition date.

(2)	The net unrealized losses on cash flow hedges consist of the unrealized loss on effective cash flow hedges of $(16.9) million, net of taxes, which settled in 2008, offset by the associated amortization of $1.7 million, net of taxes.

(3)	Net actuarial losses reflect an increase in the unfunded status of the Company’s pension plans due to reductions in pension plan assets from investment losses in 2008, and increased benefit obligations related to increased plan participants.

(4)	Consists of the amortization of the unrealized loss on the effective portion of the cash flow hedges.

(5)	Net actuarial gains primarily reflect increases in pension plan assets from investing gains in 2009.
See Note 9, “Pension and Other Postretirement Benefits,” for additional information on the reclassification adjustments included within the components of other comprehensive income related to the Company’s defined benefit plans.
Contingencies. In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. In accordance with the FASB’s standard on accounting for contingencies, the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of or defense against such claims. See Note 14, “Commitments and Contingencies,” for additional information.

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with a standard issued by the FASB and guidance issued by the Securities and Exchange Commission (“SEC”), which require the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors, including employee stock options and employee stock purchase plans.
The standard requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the requisite service period. As stock-based compensation expense recognized in our audited consolidated statements of income for fiscal years 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
In addition, the standard requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $64.3 million, $41.8 million and $69.9 million for fiscal years 2009, 2008 and 2007, respectively, be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. In accordance with Authoritative Guidance issued by the SEC, the Company classifies stock-based compensation within cost of product net revenues and SG&A expenses to correspond with the financial statement components in which cash compensation paid to employees and directors is recorded.
Foreign Currency Translation. The Company’s consolidated financial statements are presented in U.S. dollars. In 2008, the Company acquired a majority interest in Europa Apotheek, a company based in the Netherlands, with the Euro as its local currency, and in 2009, the Company entered into a joint venture with United Drug plc, a company based in the United Kingdom, with the British pound as its local currency. Europa Apotheek’s assets and liabilities, and the Company’s investment in the United Drug plc joint venture are translated into U.S. dollars at the exchange rates in effect at balance sheet dates, and revenues and expenses are translated at the weighted average exchange rates prevailing during the month of the transaction. Adjustments resulting from translating net assets are reported as a separate component of AOCI within stockholders’ equity.
Recently Issued Accounting Pronouncement.
Fair Value Measurements and Disclosures. In January 2010, the FASB issued a standard, which amends the existing fair value measurements and disclosure standard and provides guidance on increased disclosures on transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The standard also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.
3. ACQUISITIONS OF BUSINESSES
Europa Apotheek Venlo B.V. On April 28, 2008, the Company acquired a majority interest in Europa Apotheek, a privately held company based in the Netherlands that primarily provides mail-order pharmacy services in Germany. The cost of the acquisition was approximately $126.8 million in cash and a $24.1 million purchase obligation, with additional potential future consideration for achieving performance targets. The Company believes this acquisition leverages its proven proprietary technologies and ability to deliver customized solutions to meet the challenges of managing healthcare costs and improving clinical care abroad. The transaction was accounted for under the provisions of FASB’s business combinations standard. The purchase price was allocated based upon the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $112.8 million, has been allocated to goodwill, and $43.9 million has been allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of 9.1 years. Additionally, there is a deferred tax liability of $11.1 million associated with the fair value amounts allocated to intangible assets. Europa Apotheek’s operating results from the date of acquisition of April 28, 2008 through December 26, 2009 are included in the accompanying audited consolidated financial statements. Pro forma financial statement results including the results of Europa Apotheek would not differ materially from the Company’s historically reported financial statement results.

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
The transaction was accounted for under the provisions of FASB’s business combinations standard. The purchase price was allocated based upon the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired was allocated to intangible assets, consisting of the Liberty trade name of $392.0 million with an estimated 35-year life, customer relationships of $119.9 million with an estimated 8-year life, non-compete agreements of $26.8 million with an estimated 3-year life, and customer lists of $2.8 million with an estimated 4-year life. These assets are included in intangible assets, net, in the consolidated balance sheets. The purchase price for PolyMedica was primarily determined on the basis of management’s expectations of future earnings and cash flows, and resulted in the recording of goodwill of $1.0 billion, which is not tax deductible. In accordance with the FASB standard, the goodwill is not being amortized.
PolyMedica’s operating results from the date of acquisition of October 31, 2007 through December 26, 2009, are included in the accompanying consolidated financial statements. The unaudited pro forma results of operations of the Company and PolyMedica, prepared based on the purchase price allocation for PolyMedica described above and as if the PolyMedica acquisition had occurred at the beginning of fiscal year 2007, would have been as follows ($ in millions, except for per share amounts):

2007
Fiscal Year	(Unaudited)
Pro forma total net revenues	$44,982.5
Pro forma net income	$887.4

Pro forma basic earnings per common share	$1.61
Pro forma diluted earnings per common share	$1.58
The above per share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information. The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the PolyMedica acquisition had been completed at the beginning of fiscal year 2007. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.
Critical Care. On November 14, 2007, Accredo acquired Critical Care, one of the nation’s largest providers of home-based and ambulatory specialty infusion services, for approximately $220 million in cash. This acquisition expands Accredo’s capabilities and market presence related to infused agents. The transaction was accounted for under the provisions of FASB’s business combinations standard. The purchase price has been allocated based upon the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $121.4 million, was allocated to goodwill, and $68.0 million was allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of approximately 13.8 years. These assets are included in intangible assets, net, and goodwill, respectively, in the consolidated balance sheets. The Company retained third-party valuation advisors to conduct analyses of the assets acquired and liabilities assumed in order to assist the Company with the purchase price allocation. These analyses were used by management in the determination of the final allocation. Pro forma financial statement results including the results of Critical Care would not differ materially from our historically reported financial statement results.

4. FAIR VALUE DISCLOSURES
Fair Value Measurements
On December 30, 2007, the Company adopted a FASB fair value measurements accounting standard except with respect to those nonrecurring measurements for nonfinancial assets and nonfinancial liabilities subject to the partial deferral in related guidance issued by the FASB. Additionally in fiscal 2009, there are disclosure requirements associated with nonfinancial assets and liabilities that did not have an impact on the Company’s financial position or results of operations.
Fair Value Hierarchy. The standard defines the inputs used to measure fair value into the following hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
The Company utilizes the best available information in measuring fair value. The following tables set forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis ($ in millions):
Medco Fair Value Measurements at Reporting Date

	December 26,
Description	2009		Level 1	Level 2	Level 3
Money market mutual funds	$1,959.0	(1)	$1,959.0	$—	$—
Fair value of interest rate swap agreements	14.0	(2)	—	14.0	—

(1)	Reported in cash and cash equivalents on the consolidated balance sheet.

(2)	Reported in other noncurrent assets on the consolidated balance sheet.
Medco Fair Value Measurements at Reporting Date

	December 27,
Description	2008		Level 1	Level 2	Level 3
Money market mutual funds	$906.0	(1)	$906.0	$—	$—
Fair value of interest rate swap agreements	18.4	(2)	—	18.4	—

(1)	Reported in cash and cash equivalents on the consolidated balance sheet.

(2)	Reported in other noncurrent assets on the consolidated balance sheet.
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

Fair Value of Financial Instruments
The carrying amount of the accounts receivable financing facility, the term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities, short-term and long-term investments approximated fair values as of December 26, 2009 and December 27, 2008. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their cash flows.
The carrying values and the fair values of the Company’s senior notes are shown in the following table ($ in millions):

	December 26, 2009			December 27, 2008
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
7.25% senior notes due 2013	$498.2	(1)	$560.8	$497.8	(1)	$487.3
6.125% senior notes due 2013	298.8	(1)	322.4	298.5	(1)	284.1
7.125% senior notes due 2018	1,189.1	(1)	1,341.2	1,188.2	(1)	1,107.9

(1)	Reported in long-term debt, net, on the consolidated balance sheets, net of unamortized discount.
The fair values of the senior notes are based on observable relevant market information. Fluctuations between the carrying values and the fair values of the senior notes for the periods presented are associated with changes in market interest rates.
5. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consist of the following ($ in millions):

	December 26,		December 27,
	2009		2008
Land and buildings	$242.8		$240.8
Machinery, equipment and office furnishings	704.7		686.8
Computer software	1,116.9		1,042.5
Leasehold improvements	137.4		126.4
Construction in progress	200.5	(1)	120.6	(1)

	2,402.3		2,217.1
Less accumulated depreciation	(1,489.8)		(1,363.0)

Property and equipment, net	$912.5		$854.1

(1)	Primarily represents construction in progress on the Company’s third automated dispensing pharmacy, which is located in Whitestown, Indiana.
Depreciation expense for property and equipment totaled $179.0 million, $157.7 million and $168.9 million in fiscal years 2009, 2008 and 2007, respectively.

6. LEASES
The Company leases mail-order pharmacy and call center pharmacy facilities, offices and warehouse space under various operating leases. In addition, the Company leases pill dispensing and counting devices and other operating equipment for use in its mail-order pharmacies, as well as computer equipment for use in its data centers and corporate headquarters. Rental expense was $75.3 million, $74.3 million and $61.8 million for fiscal years 2009, 2008 and 2007, respectively. The minimum aggregate rental commitments under noncancelable leases, excluding renewal options, are as follows ($ in millions):

Fiscal Years Ending December
2010	$50.9
2011	49.9
2012	23.6
2013	12.8
2014	7.4
Thereafter	14.7

Total	$159.3

In the normal course of business, operating leases are generally renewed or replaced by new leases.
7. GOODWILL AND INTANGIBLE ASSETS
The changes in the Company’s carrying amount of goodwill for the years ended December 27, 2008 and December 26, 2009 are as follows ($ in millions):

			Specialty
	PBM		Pharmacy	Total
Balances as of December 29, 2007	$4,318.2		$1,912.0	$6,230.2
Goodwill acquired	108.0	(1)	5.2 (2)	113.2
Translation adjustment and other	(11.5)		(0.5)	(12.0)

Balances as of December 27, 2008	$4,414.7		$1,916.7	$6,331.4
Translation adjustment and other	2.4		(0.8)	1.6

Balances as of December 26, 2009	$4,417.1		$1,915.9	$6,333.0

(1)	Primarily represents the portion of the excess of the purchase price paid by the Company to acquire a majority interest in Europa Apotheek. See Note 3, “Acquisitions of Businesses.”

(2)	Represents $5.2 million of the $121.4 million allocated to Goodwill in November 2007, which is a portion of the excess of the purchase price paid by the Company to acquire Critical Care. See Note 3, “Acquisitions of Businesses.”
The following is a summary of the Company’s intangible assets ($ in millions):

	December 26, 2009			December 27, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Client relationships	$3,446.1	$1,977.2	$1,468.9	$3,446.1	$1,784.9	$1,661.2
Trade name	569.3	47.6	521.7	568.8	27.5	541.3
Manufacturer relationships	357.5	77.5	280.0	357.5	59.6	297.9
Patient relationships	280.1	127.8	152.3	212.5	67.0	145.5
Other intangible assets	33.7	27.8	5.9	37.3	16.8	20.5

Total	$4,686.7	$2,257.9	$2,428.8	$4,622.2	$1,955.8	$2,666.4

For intangible assets existing as of December 26, 2009, aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated as follows ($ in millions):

Fiscal Years Ending December
2010	$278.5
2011	259.8
2012	251.2
2013	246.7
2014	244.1

Total	$1,280.3

The annual intangible asset amortization expense for intangible assets existing as of December 26, 2009 is estimated to be $278.5 million in 2010, a $27.1 million decrease from $305.6 million in 2009. The decrease is primarily due to the application of accelerated amortization to PolyMedica customer relationships.
The weighted average useful life of intangible assets subject to amortization is 23 years in total. The weighted average useful life is approximately 23 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. The Company expenses the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of December 26, 2009 is approximately 2.1 years. The Company has experienced client retention rates of over 98% for the past two years.
8. DEBT
The Company’s debt consists of the following ($ in millions):

	December 26,	December 27,
	2009	2008
Short-term debt:
Accounts receivable financing facility	$—	$600.0
Other	15.8	—

Total short-term debt	15.8	600.0

Long-term debt:
Senior unsecured revolving credit facility	1,000.0	1,000.0
Senior unsecured term loan	1,000.0	1,000.0
7.25% senior notes due 2013, net of unamortized discount	498.2	497.8
6.125% senior notes due 2013, net of unamortized discount	298.8	298.5
7.125% senior notes due 2018, net of unamortized discount	1,189.1	1,188.2
Fair value of interest rate swap agreements	14.0	18.4

Total long-term debt	4,000.1	4,002.9

Total debt	$4,015.9	$4,602.9

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

In connection with the issuance of the 5-year and 10-year senior notes described above, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for approximately $45.4 million and included the ineffective portion that was recorded as an increase of $9.8 million to interest (income) and other (income) expense, net, for the year ended December 27, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which the Company hedged its exposure to variability in future cash flows. The effective portion reclassified to interest expense in 2009 and 2008 amounted to $3.6 million and $2.8 million, respectively. The effective portion expected to be reclassified to interest expense in 2010 amounts to $3.6 million. The unamortized effective portion reflected in accumulated other comprehensive loss as of December 26, 2009 and December 27, 2008 was $18.1 million and $20.0 million, net of tax, respectively.
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
The Company entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rates. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013, consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented net receivables of $14.0 million and $18.4 million as of December 26, 2009 and December 27, 2008, respectively, which are reported in other noncurrent assets, with offsetting amounts recorded in long-term debt, net, on the Company’s consolidated balance sheets. These are the amounts that the Company would have received from third parties if the derivative contracts had been settled. Under the terms of these swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month London Interbank Offered Rate (“LIBOR”) plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received is included in interest expense. Interest expense was reduced by $5.1 million and $1.5 million in fiscal years 2009 and 2008, respectively, and was increased by $2.6 million for fiscal year 2007 as a result of the swap agreements. The weighted average LIBOR associated with the swap agreements was 1.6%, 3.3% and 5.4% for fiscal years 2009, 2008, and 2007, respectively.
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
The outstanding balance under the revolving credit facility was $1.0 billion as of December 26, 2009 and December 27, 2008. There was no activity under the revolving credit facility during 2009. As of December 26, 2009, the Company had $993 million available for borrowing under its revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $7 million in issued letters of credit.
During 2008, the Company’s net borrowings under the revolving credit facility decreased by approximately $400 million, consisting of repayments of $2.2 billion and draw-downs of $1.8 billion. As a result of this activity, the revolving credit facility’s outstanding balance decreased from $1.4 billion at fiscal year-end 2007 to $1.0 billion as of December 27, 2008. As of December 27, 2008, the Company had $987 million available for borrowing under its revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $13 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.

Accounts Receivable Financing Facility and Other Short-Term Debt. Through a wholly-owned subsidiary, the Company has a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebates accounts receivable. During 2009, the Company repaid the entire $600 million outstanding balance, which resulted in no amounts outstanding and $600 million available for borrowing under the facility at December 26, 2009. At December 27, 2008, there was $600 million outstanding with no additional amounts available for borrowing under the facility. The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by the Company’s credit rating. The weighted average annual interest rate on amounts outstanding under the facility at December 27, 2008 was 3.10%. This facility is renewable annually at the option of both Medco and the banks and was renewed on July 27, 2009. Amounts outstanding under the accounts receivable financing facility are classified as short-term debt on the Company’s consolidated balance sheet. Additionally, the Company has short-term debt of $15.8 million outstanding as of December 26, 2009 under an $18.7 million short-term revolving credit facility. The weighted average annual interest rate on amounts outstanding under the short-term revolving credit facility at December 26, 2009 was 1.58%.
Covenants. All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. The Company was in compliance with all covenants at December 26, 2009 and December 27, 2008.
Aggregate Maturities and Interest Expense. The aggregate maturities of long-term debt are as follows ($ in millions):

Fiscal Years Ending December
2010 to 2011	$—
2012	2,000.0
2013	800.0
2014 to 2017	—
2018	1,200.0

Total	$4,000.0

Interest expense on total debt was $172.5 million in 2009, $233.7 million in 2008 and $134.2 million in 2007.
9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

Fiscal Years	2009	2008	2007
Service cost	$24.3	$24.6	$18.0
Interest cost	13.2	9.6	7.9
Expected return on plan assets	(9.9)	(13.0)	(11.0)
Amortization of prior service cost	0.2	0.3	—
Net amortization of actuarial losses	5.4	—	—

Net pension cost	$33.2	$21.5	$14.9

The increase in the net pension cost for fiscal year 2009 compared to fiscal year 2008 primarily resulted from lower than expected return on plan assets during 2008. The increase in the net pension cost for fiscal year 2008 compared to fiscal year 2007 is primarily due to additional employees participating in the cash balance retirement plan, as well as a plan amendment from graduated seven-year vesting to three-year cliff vesting, which became effective January 1, 2008.

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

Fiscal Years	2009	2008	2007
Service cost	$1.2	$1.0	$0.9
Interest cost	0.8	0.8	0.7
Amortization of prior service credit	(4.2)	(4.2)	(4.3)
Net amortization of actuarial losses	0.5	0.5	0.6

Net postretirement benefit credit	$(1.7)	$(1.9)	$(2.1)

The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service credit component of the net postretirement benefit credit.
Changes in Plan Assets, Benefit Obligation and Funded Status. Summarized information about the funded status and the changes in plan assets and benefit obligation is as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
Fiscal Years	2009	2008	2009	2008
Fair value of plan assets at beginning of year	$119.2	$152.0	$—	$—
Actual return on plan assets	23.2	(44.9)	—	—
Company contributions	11.5	17.2	0.7	1.0
Employee contributions	—	—	0.4	0.8
Benefits paid	(6.3)	(5.1)	(1.1)	(1.8)

Fair value of plan assets at end of year	$147.6	$119.2	$—	$—

Benefit obligation at beginning of year(1)	$192.9	$161.0	$14.1	$12.7
Service cost	24.3	24.6	1.2	1.1
Interest cost	13.2	9.6	0.8	0.7
Employee contributions	—	—	0.4	0.8
Amendments	—	—	—	1.0
Actuarial (gains) losses	(9.5)	2.8	0.2	(0.4)
Benefits paid	(6.4)	(5.1)	(1.1)	(1.8)

Benefit obligation at end of year(1)	$214.5	$192.9	$15.6	$14.1

Underfunded status at end of year	$(66.9)	$(73.7)	$(15.6)	$(14.1)

(1)	Represents the projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other postretirement benefits.
The pension and other postretirement benefits liabilities recognized at December 26, 2009 and December 27, 2008 are as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Accrued expenses and other current liabilities	$(0.1)	$—	$(0.7)	$(0.9)
Other noncurrent liabilities	(66.8)	(73.7)	(14.9)	(13.2)

Total pension and other postretirement liabilities	$(66.9)	$(73.7)	$(15.6)	$(14.1)

The accumulated benefit obligation for defined benefit pension plans was $172.6 million and $180.0 million at December 26, 2009 and December 27, 2008, respectively, and the projected benefit obligation for defined benefit pension plans was $214.5 million and $192.9 million at December 26, 2009 and December 27, 2008, respectively. The projected benefit obligation amounts are higher because they include projected future salary increases through expected retirement.

Net actuarial gains and losses reflect experience differentials relating to differences between expected and actual returns on plan assets, differences between expected and actual demographic changes, differences between expected and actual healthcare cost increases, and the effects of changes in actuarial assumptions. The fair value of the Company’s pension plan assets increased from $119.2 million at the end of 2008 to $147.6 million at the end of 2009 primarily resulting from investment gains. The investment gains were partially offset by increased benefit obligations related to the 2009 benefit accrual and resulted in a decrease in the pension plans’ unfunded status from $73.7 million at fiscal year-end 2008 to $66.9 million at fiscal year-end 2009 and a decrease of $28.5 million pre-tax, reflected in comprehensive income in stockholders’ equity. This decrease in unfunded status did not have an impact on the consolidated statement of income for 2009. The increase in the net pension cost for fiscal year 2009 compared to fiscal year 2008 resulted from lower than expected return on plan assets in 2008, reflected in the increased amortization of actuarial losses and the decrease in the expected return on assets. Net actuarial gains and losses, in excess of certain thresholds, are amortized into the consolidated statement of income over the 12-year average remaining service life of participants. The Company estimates the 2010 net periodic benefit cost for its pension plans to be included in its consolidated statement of income will be approximately $30 million.
The net gain or loss and net prior service cost or credit recognized in other comprehensive income and reclassification adjustments for the periods presented, pre-tax, are as follows ($ in millions):

		Other Postretirement
	Pension Benefits	Benefits

Balances at December 29, 2007, pre-tax	$15.3	$(33.7)

Loss (gain) arising during period	60.7	(0.4)
Amortization of actuarial loss included in net periodic benefit cost	—	(0.5)

Prior service cost (credit)	—	1.0

Amortization of prior service (cost) credit	(0.2)	4.2

Balances at December 27, 2008, pre-tax	$75.8	$(29.4)

Loss (gain) arising during period	(22.9)	0.2

Amortization of actuarial loss included in net periodic benefit cost	(5.4)	(0.5)

Amortization of prior service (cost) credit	(0.2)	4.2

Balances at December 26, 2009, pre-tax	$47.3	$(25.5)

The estimated actuarial loss and prior service cost for the Company’s pension plans that are expected to be amortized from accumulated other comprehensive income into net pension cost in fiscal year 2010 is $2.0 million ($1.2 million after tax) and $0.2 million ($0.1 million after tax), respectively. The estimated net actuarial loss and prior service credit for the Company’s other postretirement plans that are expected to be amortized from accumulated other comprehensive income into net postretirement benefit credit in fiscal year 2010 are $0.5 million ($0.3 million after tax) and $(4.2) million ($(2.5) million after tax), respectively.
See Note 2, “Summary of Significant Accounting Policies—Other Comprehensive Income and Accumulated Other Comprehensive Income,” for more information.
Actuarial Assumptions. Actuarial weighted average assumptions used in determining plan information are as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.70%	6.00%	6.00%	5.85%	6.00%	6.00%
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

Weighted average assumptions used to determine net cost for the fiscal year ended:
Discount rate	6.00%	6.00%	5.75%	6.00%	6.00%	5.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.00%	—	—	—
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. The expected return on plan assets is determined by multiplying the expected long-term rate of return by the fair value of the plan assets and contributions, offset by expected return on expected benefit payments. In developing the expected rate of return, the Company considers long-term compounded annualized returns of historical market data, as well as historical actual returns on our plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories.
Future costs of the amended postretirement benefit healthcare plan are being capped based on 2004 costs. As a result, employer liability is not affected by healthcare cost trend.
Pension Plan Assets. The Company believes the oversight of the investments held under its pension plans is rigorous and the investment strategies are prudent. The investment objectives of the Company’s qualified pension plan are designed to generate total asset returns both sufficient to meet its expected future benefit obligations, as well as returns greater than its policy benchmark reflecting the target weights of the asset classes used in its strategic asset allocation investment policy. The plan’s targeted strategic allocation to each asset class was determined through an asset/liability modeling study. The currently adopted strategic asset allocation targets approximately 70 percent in equity securities and 30 percent in fixed income and diversification within specific asset classes of these broad categories. The Company believes that the portfolio’s equity weighting strategy is consistent with investment goals and risk management practices applicable to the long-term nature of the plan’s benefit obligation. The precise amount for which the benefit obligations will be settled depends on future events, including interest rates, salary increases, and the life expectancy of the plan’s members. The obligations are estimated using actuarial assumptions, based on the current economic environment.
The following table sets forth the target allocation for 2010 by asset category and the plan assets at fair value at the year-end 2009 reporting date by level within the fair value hierarchy ($ in millions):

		Percent of
	Target	Plan Assets
	Allocation	at Year-end
Asset Category	2010	2009	Total	Level 1(1)	Level 2(1)		Level 3(1)
U.S. equity securities	50 – 60%	57%
U.S. large-cap			$43.9	$27.1	$16.8	(2)	$—
U.S. small/mid-cap			39.6	39.6	—		—
International equity securities	12 – 18%	13%	19.9	19.9	—		—
Fixed income	27 – 33%	30%	44.2	23.5	20.7	(3)	—

Total		100%	$147.6	$110.1	$37.5		$—

(1)	See Note 4, “Fair Value Disclosures,” for a description of the fair value hierarchy.

(2)	Consists of a common collective trust that invests in common stock of S&P 500 companies.

(3)	Primarily consists of a common collective trust that invests in passive bond market index lending funds and a short-term investment fund.
Assets classified as Level 1 are valued at the readily available quoted price from an active market where there is significant transparency in the executed quoted price. Assets classified as Level 2 include units held in common collective trust funds, which have no readily available quoted market price but whose unit values are reported by the funds’ investment managers, and a short-term fixed income investment fund which is valued using other significant observable inputs such as quoted prices for comparable securities.

Cash Flows.
Employer Contributions. The Company has a remaining minimum pension funding requirement of $16.3 million under the Internal Revenue Code (“IRC”) during 2010 for our 2009 plan year.
The Company expects to contribute an additional amount up to $14 million to its pension plans during fiscal 2010 above the aforementioned remaining minimum pension funding requirement. The expected contributions to the pension plans during 2010 are estimated to reflect amounts necessary to satisfy the minimum funding requirements or Medco’s discretion in bringing the plans to a higher funded status. The Company anticipates that contributions will consist solely of cash.
Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

		Other
	Pension	Postretirement
Fiscal Years	Benefits(1)	Benefits
2010	$16.9	$0.8
2011	$18.5	$0.6
2012	$19.7	$0.6
2013	$21.2	$0.6
2014	$26.8	$0.7
2015-2019	$134.3	$6.1

(1)	The estimated future benefit payments increased from the amounts disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 primarily due to new employees participating in the cash balance retirement plan.
Other Plans.
The Company sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the IRC. Contributions to the plans are based on employee contributions and a Company matching contribution. The Company’s matching contributions to the plans were $37.6 million in 2009, $34.8 million in 2008 and $28.6 million in 2007.
10. TAXES ON INCOME
Provision for Income Taxes. The components of the provision for income taxes are as follows ($ in millions):

Fiscal Years	2009	2008	2007
Current provision:
Federal	$844.9	$664.1	$594.7
State	170.1	102.3	122.6
Foreign	(2.6)	(1.2)	—

Total	1,012.4	765.2	717.3

Deferred provision (benefit):
Federal	(145.9)	(63.8)	(114.0)
State	(42.3)	(13.5)	(12.0)
Foreign	(1.2)	—	—

Total	(189.4)	(77.3)	(126.0)

Total provision for income taxes	$823.0	$687.9	$591.3

A reconciliation of the Company’s effective tax rate and the U.S. statutory rate is as follows:

Fiscal Years	2009	2008	2007
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	3.9	3.2	4.8
Other	0.2	0.2	(0.5)

Effective tax rate	39.1%	38.4%	39.3%

The Company’s 2009 effective tax rate reflects a fourth-quarter 2009 income tax benefit of $22 million, primarily reflecting state-related tax items. The Company’s 2008 effective tax rate reflects a net state income tax benefit of $28 million recorded in the third quarter of 2008 resulting primarily from statute of limitations expirations in certain states, partially offset by state tax law changes.
The Company may achieve additional state income tax savings in future quarters. To the extent that these state tax savings are realized, they will be recorded as a reduction to the provision for income taxes at the time the audit by the respective state taxing jurisdiction is complete or when the applicable statute of limitations has expired.
Deferred Income Taxes. Deferred income taxes at year-end consisted of ($ in millions):

	December 26, 2009		December 27, 2008
	Assets	Liabilities	Assets	Liabilities
Intangible assets	$—	$865.1	$—	$991.6
Accelerated depreciation	—	199.0	—	173.9
Accrued expenses	55.6	—	63.7	—
Accrued rebates	101.3	—	57.9	—
Stock-based compensation	123.4	—	99.1	—
Other	92.6	36.8	85.3	46.6

Total deferred taxes	$372.9	$1,100.9	$306.0	$1,212.1

Net deferred income taxes		$728.0		$906.1

Recognized as:
Current deferred tax asset	$230.8		$159.2
Noncurrent deferred tax liability		$958.8		$1,065.3
Other. Income taxes payable of $5.4 million and $34.8 million as of December 26, 2009 and December 27, 2008, respectively, are reflected in accrued expenses and other current liabilities on the audited consolidated balance sheets. Liabilities for income tax contingencies are primarily included in other noncurrent liabilities on the consolidated balance sheets.
In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, which was completed in December 2009. In the fourth quarter of 2008, the IRS commenced a routine examination of the Company’s 2006 and 2007 U.S. income tax returns, which is anticipated to be completed in 2010. The Company has agreed to extend the statute of limitations for the 2003 tax period and the 2004 and 2005 tax years to September 15, 2010. The IRS proposed and the Company had previously recorded certain adjustments to the Company’s 2003 to 2005 tax returns, which did not have a material impact on the consolidated financial statements. The Company is also undergoing various routine examinations by state and local tax authorities for various filing periods.
During the third quarter of 2006, the Company recorded income taxes receivable associated with the IRS approval of an accounting method change for the timing of the deductibility of certain rebates passed back to clients. The income taxes receivable balance including interest was $198.3 million at December 26, 2009, of which $171.9 million represented a receivable from the IRS that was collected in February 2010. The Company expects to collect the remaining income taxes receivable representing the amounts due from various states plus interest in 2010. The income taxes receivable balance including interest was $213.4 million at December 27, 2008. The income tax receivable decreased as a result of the IRS examination where the Company and the IRS agreed that a portion of the deduction for such rebates would be deferred.

Liabilities for Income Tax Contingencies. The Company’s total gross liabilities for income tax contingencies as of December 26, 2009 amounted to $99.9 million, remain subject to audit, and may be released on audit closure or as a result of the expiration of statutes of limitations. A reconciliation of the beginning and ending gross liabilities for income tax contingencies is as follows ($ in millions):

Fiscal Years	2009	2008	2007
Liabilities, beginning of year	$78.3	$104.5	$89.8
Gross increases, acquisition effects	—	—	3.0
Gross increases, prior period tax positions	35.6	17.2	11.5
Gross decreases, prior period tax positions	(8.4)	(7.1)	(5.6)
Gross increases, current period tax positions	18.7	0.9	16.5
Settlements	(14.6)	(0.1)	(3.2)
Lapse of statutes of limitations	(9.7)	(37.1)	(7.5)

Liabilities, end of year	$99.9	$78.3	$104.5

For the year ended December 26, 2009, there was a net increase of $21.6 million in the total gross liabilities for income tax contingencies primarily associated with current period tax positions. For the year ended December 27, 2008, there was a net decrease of $26.2 million in the total gross liabilities for income tax contingencies primarily due to statute of limitations expirations in certain states. As of December 26, 2009, if the Company’s liabilities for income tax contingencies were reversed into income from expense, income tax expense would be reduced by $52.8 million, net of federal income tax expense. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2014. In addition, approximately 30% of the income tax contingencies are anticipated to settle over the next twelve months.
The Company recognizes interest related to liabilities for income tax contingencies in the provision for income taxes for which the Company had approximately $10.8 million and $14.2 million accrued at December 26, 2009 and December 27, 2008, respectively. Total (income) expense, net, recognized for interest related to liabilities for income tax contingencies was $(3.4) million for both 2009 and 2008 and $4.6 million for 2007. The Company’s policy for penalties related to liabilities for income tax contingencies is to recognize such penalties in the provision for income taxes. The Company has had no significant penalties for liabilities for income tax contingencies.
11. STOCK-BASED COMPENSATION
Overview. The Compensation Committee of the Company’s Board of Directors regularly reviews the Company’s compensation structure and practices, including the timing of its stock-based awards. The Audit Committee of the Company’s Board of Directors also reviews the Company’s option-granting practices from time to time. The Company grants options to employees and directors to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years (director options vest in one year) and expire within 10 years from the date of the grant. Vested options held by employees may expire earlier following termination of employment. The post-termination exercise period varies from 90 days for a voluntary termination to the full remaining term for termination of employment following a change in control. Directors always have the full term to exercise vested options. All option exercises are subject to restrictions on insider trading, and directors, officers and certain other employees with regular access to material information are subject to quarterly restrictions on trading. Under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as of December 26, 2009, 18.2 million shares of the Company’s common stock are available for awards. As of December 26, 2009, under the terms of the Accredo Health, Incorporated 2002 Long-Term Incentive Plan as amended and restated on August 18, 2005, there are 0.5 million shares of the Company’s common stock available for awards.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Medco volatility assumption is based on the Company’s stock price volatility, and for the initial years as a publicly traded company was blended with a PBM industry volatility average. The Company uses historical data to estimate the expected option life. The expected option life represents the period of time that options granted are expected to be outstanding. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted for fiscal years 2009, 2008 and 2007 was $11.40, $14.60 and $11.86, respectively. The weighted average assumptions utilized for options granted during the periods presented are as follows:

Fiscal Years	2009	2008	2007
Medco stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	—	—	—
Risk-free interest rate	2.0%	2.8%	4.7%
Expected volatility	27.0%	27.0%	29.0%
Expected life (years)	5.0	5.0	5.0
Stock Option Plans. Summarized information related to stock options held by the Company’s employees and directors is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in thousands)	Exercise Price	Term	(in millions)
Outstanding at December 27, 2008	27,387.3	$29.55
Granted	6,578.0	41.66
Exercised	(7,027.0)	23.09
Forfeited	(620.5)	36.23

Outstanding at December 26, 2009	26,317.8	$34.14	6.77	$787.2

Exercisable at December 26, 2009	14,306.7	$27.23	5.53	$526.7

The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $202.6 million, $89.0 million and $254.7 million, respectively.
Net income, as reported, includes stock-based compensation expense related to stock options for fiscal years 2009, 2008 and 2007 of $45.3 million ($74.8 million pre-tax), $39.8 million ($65.7 million pre-tax) and $29.3 million ($48.2 million pre-tax), respectively. As of December 26, 2009, there was $74.1 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during fiscal years 2009, 2008 and 2007 was $70.0 million, $65.7 million and $69.1 million, respectively. The Company expects the majority of outstanding non-vested options to vest. The activity related to non-vested options is as follows:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at December 27, 2008	11,820.5	$12.55
Granted	6,578.0	12.07
Vested	(6,056.2)	11.56
Forfeited	(331.2)	17.01

Non-vested at December 26, 2009	12,011.1	$12.66

Restricted Stock Units. The Company grants restricted stock units to employees and directors. Restricted stock units generally vest after three years (director restricted stock units vest in one year). The fair value of restricted stock units granted is determined by the product of the number of shares granted and the grant-date market price of the Company’s common stock. The fair value of the restricted stock units is expensed on a straight-line basis over the requisite service period. Net income, as reported, includes stock-based compensation expense related to restricted stock units for fiscal years 2009, 2008 and 2007 of $41.2 million ($68.1 million pre-tax), $38.3 million ($63.1 million pre-tax) and $31.8 million ($52.2 million pre-tax), respectively.

Upon vesting, certain employees and directors may defer conversion of the restricted stock units to common stock. Restricted stock units granted to directors are required to be deferred until their service on the Board of Directors ends. Summarized information related to restricted stock units held by the Company’s employees and directors is as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value
Restricted Stock Units	(in thousands)	(in millions)
Outstanding at December 27, 2008	5,849.0
Granted	1,753.1
Converted	(1,641.8)
Forfeited	(178.9)

Outstanding at December 26, 2009	5,781.4	$370.3

Vested and deferred at December 26, 2009	730.4	$46.8

The weighted average grant-date fair value of restricted stock units granted during fiscal years 2009, 2008 and 2007 was $40.71, $50.15 and $36.01, respectively. The total intrinsic value of restricted stock units converted during fiscal years 2009, 2008 and 2007 was $66.9 million, $86.8 million and $6.2 million, respectively. The increase in the restricted stock unit converted figures for 2008 compared with 2007 reflects restricted stock units becoming a larger component of total employee stock compensation beginning in fiscal 2005; those grants vested and converted in 2008.
Summarized information related to non-vested restricted stock units held by the Company’s employees and directors is as follows:

		Weighted
	Number of	Average
	Shares	Grant-Date
Non-vested Restricted Stock Units	(in thousands)	Fair Value
Non-vested at December 27, 2008	5,190.5	$37.32
Granted	1,753.1	40.71
Vested	(1,713.7)	29.60
Forfeited	(178.9)	40.78

Non-vested at December 26, 2009	5,051.0	$41.21

As of December 26, 2009, there was $82.5 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.7 years. The total grant-date fair value of restricted stock units vested during fiscal years 2009, 2008 and 2007 was $50.7 million, $50.2 million and $2.8 million, respectively. The Company expects the majority of non-vested restricted stock units to vest.
Employee Stock Purchase Plan. The Company’s Board of Directors adopted the 2007 Employee Stock Purchase Plan (“2007 ESPP”) on January 24, 2007 and the Company’s shareholders approved the 2007 ESPP on May 24, 2007. Under the terms of the 2007 ESPP, 6,000,000 shares of the Company’s common stock are available for issuance, and eligible employees may have up to 10% of gross pay deducted from their payroll up to a maximum of $15,000 of fair market value per year to purchase shares of Medco common stock. The Company matches payroll deductions at the rate of 17.65% and the deductions and contributions accumulate; on the last day of trading each calendar quarter the accumulated amounts are applied to the purchase of Medco stock. The effect of the matching contribution is that employees pay 85% of the cost of shares under the ESPP. The 2007 ESPP became effective on July 1, 2007 and will expire the earlier of June 30, 2017 or the date as of which the maximum number of shares has been purchased.
Purchases of Medco stock under the 2007 ESPP were 460,724 shares at a weighted average price of $45.05 in 2009, and 400,251 shares at a weighted average price of $46.73 in 2008.
Net income, as reported, includes stock-based compensation expense related to the ESPP for fiscal years 2009, 2008 and 2007 of $1.9 million ($3.1 million pre-tax), $1.8 million ($2.9 million pre-tax) and $1.3 million ($2.1 million pre-tax), respectively.

The above share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.
12. SHARE REPURCHASE PROGRAMS
Since 2005, the Company has executed share repurchases of 186.3 million shares at a cost of $6.9 billion through its share repurchase programs. The Company is currently authorized to repurchase its shares under a $3 billion share repurchase program (the “2008 Program”), which was announced in November 2008 and expires in November 2010, with $1.6 billion remaining under its current authorization as of December 26, 2009. During fiscal year 2009 under the 2008 Program, the Company repurchased 27.3 million shares at a total cost of $1.24 billion with an average per-share cost of $45.38. In the fourth quarter 2008, the Company repurchased 5.2 million shares at a cost of $200 million under the 2008 Program. Since the inception of the 2008 Program, the Company has repurchased 32.4 million shares for a total cost of $1.44 billion with an average per-share cost of $44.34.
The Company’s $5.5 billion share repurchase program, which was approved in August 2005 (the “2005 Program”), originally authorized share repurchases of $500 million and was increased at various times. The Company completed the 2005 Program in October 2008. During fiscal year 2008, the Company repurchased 42.4 million shares at a cost of $1.98 billion under the 2005 Program.
From time to time, the Company may make additional share repurchases, which it intends to fund with the Company’s free cash flow (cash flow from operations less capital expenditures). The Company’s Board of Directors periodically reviews the Company’s share repurchase programs and approves the associated trading parameters.
13. SEGMENT AND GEOGRAPHIC DATA
Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to the Company’s clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products, as well as majority-owned Europa Apotheek, which primarily provides mail-order pharmacy services in Germany, commencing on the April 28, 2008 acquisition date. The Specialty Pharmacy segment, which was formed at the time of the Accredo acquisition in 2005, includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The Specialty Pharmacy segment also includes the operating results of Critical Care, a provider of specialty infusion services.
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

	December 26, 2009			December 27, 2008			December 29, 2007
		Specialty			Specialty			Specialty
For Fiscal Years Ended:	PBM	Pharmacy	Total	PBM(1)	Pharmacy	Total(1)	PBM(2)	Pharmacy(3)	Total(2) (3)

Product net revenues	$49,526.2	$9,435.2	$58,961.4	$42,678.5	$7,897.7	$50,576.2	$37,981.4	$5,980.5	$43,961.9
Total service revenues	750.5	92.3	842.8	605.3	76.5	681.8	482.1	62.2	544.3

Total net revenues	50,276.7	9,527.5	59,804.2	43,283.8	7,974.2	51,258.0	38,463.5	6,042.7	44,506.2
Total cost of revenues	46,951.5	8,825.7	55,777.2	40,186.2	7,343.4	47,529.6	35,997.7	5,563.2	41,560.9
Selling, general and administrative expenses	1,158.3	297.2	1,455.5	1,120.0	305.0	1,425.0	884.3	229.8	1,114.1
Amortization of intangibles	258.1	47.5	305.6	240.5	44.6	285.1	188.6	39.5	228.1

Operating income	$1,908.8	$357.1	$2,265.9	$1,737.1	$281.2	$2,018.3	$1,392.9	$210.2	$1,603.1
Reconciling items to income before provision for income taxes:
Interest expense			172.5			233.7			134.2
Interest (income) and other (income) expense, net			(9.9)			(6.2)			(34.4)

Income before provision for income taxes			$2,103.3			$1,790.8			$1,503.3

Capital expenditures	$209.1	$29.7	$238.8	$258.5	$28.4	$286.9	$142.4	$35.3	$177.7

(1)	Includes majority-owned Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent period.

(2)	Includes PolyMedica’s operating results commencing on the October 31, 2007 acquisition date, and for the subsequent periods.

(3)	Includes Critical Care’s operating results commencing on the November 14, 2007 acquisition date, and for the subsequent periods.

	As of December 26, 2009			As of December 27, 2008
		Specialty			Specialty
Identifiable Assets:	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$14,226.8	$3,688.7	$17,915.5	$13,267.2	$3,743.7	$17,010.9
Geographic Information. The Company’s net revenues from its European operations represented less than 1% of the Company’s consolidated net revenues for fiscal years 2009 and 2008. There were no revenues from European operations in fiscal 2007. All other revenues are primarily earned in the United States.
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
ERISA and Similar Litigation. In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck & Co., Inc. (“Merck”) and the Company. The suit alleges that the Company should be treated as a “fiduciary” under the provisions of ERISA (the Employee Retirement Income Security Act of 1974) and that the Company had breached fiduciary obligations under ERISA in a variety of ways. After the Gruer case was filed, a number of other cases were filed in the same Court asserting similar claims. In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis for $42.5 million, and agreed to certain business practice changes, to avoid the significant cost and distraction of protracted litigation. In September 2003, the Company paid $38.3 million to an escrow account, representing the Company’s portion, or 90%, of the proposed settlement. The release of claims under the settlement applies to plans for which the Company administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval. It does not involve the release of any potential antitrust claims. In May 2004, the U.S. District Court granted final approval to the settlement and a final judgment was entered in June 2004.
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
Contract Litigation. In 2006, a group of independent pharmacies filed an arbitration demand against Medco captioned Tomeldon Company, Inc. et al. v. Medco Health Solutions, Inc. The claimant pharmacies allege, among other things, breach of contract arising out of Medco’s Pharmacy Services Manual and Medco’s retail pharmacy audits of compound claims. The arbitration demand was filed on behalf of a purported class of retail pharmacies that had been audited for overpriced compounds. The claimants later expanded their claims to include two additional classes: one for pharmacies that claimed they lost profits after leaving Medco’s network following an audit finding of overpriced compounds and one for pharmacies subject to audits that were not yet finalized. In August 2008, the arbitration panel certified the original class but only concerning certain breach of contract claims. The panel declined to certify the additional proposed classes and also declined to certify the original class based on business tort or quasi-contract claims. In June 2009, the parties reached an agreement in principle to settle the dispute for an immaterial amount. The arbitration panel issued a final order approving the settlement on November 11, 2009.
PolyMedica Shareholder Litigation. In August 2007, a putative stockholder class action lawsuit related to the merger was filed by purported stockholders of PolyMedica in the Superior Court of Massachusetts for Middlesex County against, amongst others, the Company and its affiliate, MACQ Corp. The lawsuit captioned Groen v. PolyMedica Corp. et al., alleged, among other things, that the price agreed to in the merger agreement was inadequate and unfair to the PolyMedica stockholders and that the defendants breached their duties to the stockholders and/or aided breaches of duty by other defendants in negotiating and approving the merger agreement. Shortly thereafter, two virtually identical lawsuits (only one of which named the Company as a defendant) were filed in the same Court. In September 2007, the parties to these actions reached an agreement in principle to settle the actions for an immaterial amount and in May 2008, the Court granted final approval of the settlement and dismissed the actions with prejudice on the merits. Plaintiffs’ counsel’s application for attorneys’ fees was rejected by the Court, resulting in the award of costs only. Plaintiffs’ counsel has filed a motion for reconsideration of the fees with the Court.

Other Matters
The Company entered into an indemnification and insurance matters agreement with Merck in connection with the Company’s spin-off in 2003. To the extent that the Company is required to indemnify Merck for liabilities arising out of a lawsuit, an adverse outcome with respect to Merck could result in the Company making indemnification payments in amounts that could be material, in addition to any damages that the Company is required to pay.
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
Purchase Commitments
As of December 26, 2009, the Company has purchase commitments primarily for contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with Accredo’s Specialty Pharmacy business consisting of a firm commitment of $324.6 million, and firm commitments for 2010 of $123.5 million with additional commitments through 2012 subject to price increases or variable quantities based on patient usage or days on hand. The Company also has purchase commitments for diabetes supplies of $69.9 million, technology-related agreements of $44.0 million and advertising commitments of $11.8 million.
Insurance
The Company maintains insurance coverage with deductibles and self-insurance that management considers adequate for its needs under current circumstances, including commercial professional liability coverage of $85 million per individual claim. Such coverage reflects market conditions (including cost and availability) existing at the time coverage is written. In addition to the Company’s commercial professional liability insurance policies, the Company has a retained liability component requiring certain self-insurance reserves to cover potential claims. The Company currently processes any claims included in self-insured retention levels through a captive insurance company. The Company’s PBM operations, including, for example, the dispensing of prescription drugs by its mail-order pharmacies, may subject the Company to litigation and liability for damages. Historically, the Company has not had any professional liability claims that have exceeded its insurance coverage amount, and any claims have not been material. The Company believes that its insurance coverage protection for these types of claims is adequate. However, the Company might not be able to maintain its professional and general liability insurance coverage in the future, and insurance coverage might not be available on acceptable terms or adequate to cover any or all potential professional liability claims. A successful professional liability claim in excess of the Company’s insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect on the Company’s financial condition and results of operations.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives described above were met as of the end of the period covered by this Annual Report on Form 10-K.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (the “COSO criteria”).
Based on its assessment, management has concluded that, as of December 26, 2009, the Company’s internal control over financial reporting is effective based on the COSO criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 26, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information about our directors and nomination procedures is incorporated by reference to the discussion under the heading “Proposal 1. Election of Directors” and “Corporate Governance and Related Matters” of our Proxy Statement for the 2010 Annual Meeting of Shareholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the discussion under the heading “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Meeting of Shareholders. Information about our Audit Committee, including the members of the committee and our Audit Committee financial experts, is incorporated by reference to the discussion under the headings “Corporate Governance and Related Matters—Board and Committee Membership” and “Audit Committee Report” in our Proxy Statement for the 2010 Annual Meeting of Shareholders. The balance of the information required by this Item 10 is contained in the discussion entitled “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
The Company’s Code of Conduct is available on our website at http://www.medcohealth.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at http://www.medcohealth.com.

Item 11.	Executive Compensation.
Information about director and executive compensation is incorporated by reference to the discussion under the headings “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Related Matters—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information required by this item is incorporated by reference to the discussion under the caption “Ownership of Securities” and “Other Matters—Equity Compensation Plan Information” in our Proxy Statement for the 2010 Annual Meeting of Shareholders.
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
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of February 19, 2010(1):

				Number of
	Number of			Shares Sold	Projected	Projected
	Shares to be Sold			Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)		Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

Gabriel Cappucci Senior Vice President and Controller, Chief Accounting Officer	12,136		Option exercise of 12,136 shares shall occur when stock reaches specific prices.	0	41,877	93,664

John P. Driscoll(6) President, New Markets	—	(6)	See footnote (6).	0	214,888	483,959

Robert S. Epstein Chief Medical Officer and President, Medco Research Institute	51,440		Option exercise of 51,440 shares shall occur when stock reaches a specific price.	0	73,882	335,382

Brian T. Griffin(6) Group President, Health Plans	280,245		Option exercise of 268,164 shares shall occur when stock reaches specific prices; sale of 12,081 previously acquired shares shall occur when stock reaches a specific price. See footnote (6).	0	53,877	313,816

Laizer Kornwasser(6) President, Liberty Medical and Senior Vice President, Channel and Generic Strategy	—	(6)	See footnote (6).	0	87,789	259,004

Karin Princivalle(6) Senior Vice President, Human Resources	21,621		Option exercise of 21,621 shares shall occur when stock reaches specific prices. See footnote (6).	0	99,763	236,015

Timothy C. Wentworth(6) Group President, Employer Accounts	136,165		Option exercise of 136,165 shares shall occur when stock reaches specific prices. See footnote (6).	0	49,429	307,548

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through February 19, 2010.

(2)	This column reflects the number of shares remaining to be sold as of February 19, 2010.

(3)	This column reflects the number of shares sold under the plan through February 19, 2010.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 19, 2010, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 19, 2010 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 19, 2010, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 19, 2010 outside of the plan.

(6)	The trading plans for Mr. Driscoll, Mr. Griffin, Mr. Kornwasser, Ms. Princivalle and Mr. Wentworth also cover 100 percent of the net shares that will be delivered upon the vesting of the individual’s restricted stock unit granted on February 23, 2007, after the payment of withholding taxes and provided the stock reaches a specific price. The exact number of shares will be determined on the vesting date. As a result, the shares are not reflected in this table.
Certain directors who have served on the Board since Medco became a publicly traded company in August 2003 entered into Rule 10b5-1 sales plans to diversify a portion of their holdings in Company common stock. The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our directors in effect as of February 19, 2010(1):

	Number of		Number of
	Shares to be Sold		Shares Sold	Projected	Projected
	Under the		Under the	Beneficial	Aggregate
Name and Position	Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John L. Cassis	16,000	Option exercise of 16,000 shares shall occur when stock reaches specific price.	0	73,900	83,900

Michael Goldstein	16,000	Option exercise of 16,000 shares shall occur when stock reaches specific price.	0	50,090	60,090

(1)	This table does not include any trading plans entered into by any director that have been terminated or expired by their terms or have been fully executed through February 19, 2010.

(2)	This column reflects the number of shares remaining to be sold as of February 19, 2010.

(3)	This column reflects the number of shares sold under the plan through February 19, 2010.

(4)	This column reflects an estimate of the number of whole shares each identified director will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 19, 2010, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 19, 2010 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified director will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 19, 2010, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 19, 2010 outside of the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to the discussions under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters—Director Independence,” in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.
Information about the fees for 2009 and 2008 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2010 Annual Meeting of Shareholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
(1)	Financial Statements. The following financial statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 26, 2009 and December 27, 2008

Consolidated Statements of Income for the Years Ended December 26, 2009, December 27, 2008 and December 29, 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 29, 2007, December 27, 2008 and December 26, 2009

Consolidated Statements of Cash Flows for the Years Ended December 26, 2009, December 27, 2008 and December 29, 2007

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule:
Schedule II-Valuation and Qualifying Accounts
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

4.2
Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s senior notes due 2013. Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

Exhibit
Number		Exhibit Description

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

10.2
Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed February 24, 2009.

10.3	*
Amendment No. 1 dated July 27, 2009 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent.

10.4	†	Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 29, 2005.

10.5	†	Medco Health Solutions, Inc. 2006 Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2006.

10.6	†	Medco Health Solutions, Inc. 2006 Change in Control Executive Severance Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 7, 2006.

10.7
Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.8
Tax Responsibility Allocation Agreement, dated as of August 12, 2003, between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.9	†	Employment Agreement with David B. Snow, Jr., dated as of February 10, 2009. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

10.10	*†	Assignment and Assumption Agreement, dated as of December 27, 2009 to the February 10, 2009 Employment Agreement with David B. Snow, Jr.

10.11	†	Medco Health Solutions, Inc. Executive Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005, File No. 001-31312.

Exhibit
Number		Exhibit Description

10.12	†	Performance Goals for 2010 under the Registrant’s Executive Annual Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 29, 2010.

10.13	†
Form of terms and conditions for director stock option and restricted stock unit awards. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005, File No. 001-31312.

10.14	†	Accredo Health, Incorporated 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.15	†
Form of terms and conditions of the 2008 Restricted Stock Unit Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

10.16	†
Form of terms and conditions of 2008 Non-Qualified Stock Option Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

10.17	†	Medco Health Solutions, Inc. Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

10.18
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

10.19
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

10.20
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

10.21
Corporate Integrity Agreement, dated as of October 23, 2006, between the Office of the Inspector General of the Department of Health and Human Services and the Office of the Inspector General of the Office of Personnel Management and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

12.1	*	Statement of Consolidated Ratios of Earnings to Fixed Charges.

21.1	*	List of Subsidiaries.

23.1	*	Consent of PricewaterhouseCoopers LLP, dated February 23, 2010.

Exhibit
Number		Exhibit Description

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS**	XBRL Instance Document.

101.	SCH**	XBRL Taxonomy Extension Schema.

101.	CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.	DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.	LAB**	XBRL Taxonomy Extension Label Linkbase.

101.	PRE**	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

MEDCO HEALTH SOLUTIONS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
($ in millions)
Allowance for Doubtful Accounts Receivable:

	Balance at
	Beginning					Balance at End
	of Period	Other		Provision	Write-offs(1)	of Period

Fiscal Year Ended December 26, 2009	$120.0	$0.2		$133.1	$(120.0)	$133.3

Fiscal Year Ended December 27, 2008	$130.0	$1.0		$91.8	$(102.8)	$120.0

Fiscal Year Ended December 29, 2007	$81.8	$41.2	(2)	$61.9	$(54.9)	$130.0

(1)	Uncollectible accounts, net of recoveries.

(2)	Primarily represents balances acquired as a result of the PolyMedica and Critical Care acquisitions.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medco Health Solutions, Inc.
/s/ David B. Snow, Jr.
Name:	David B. Snow, Jr.
Title:	Chairman and Chief Executive Officer
Date:	February 23, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 23, 2010	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Dated: February 23, 2010	/s/ Richard J. Rubino, CPA
	Name:	Richard J. Rubino, CPA
	Title:	Senior Vice President, Finance and Chief Financial Officer

Dated: February 23, 2010	/s/ Gabriel R. Cappucci, CPA
	Name:	Gabriel R. Cappucci, CPA
	Title:	Senior Vice President and Controller, Chief Accounting Officer

Dated: February 23, 2010	/s/ Howard W. Barker, Jr., CPA
	Name:	Howard W. Barker, Jr., CPA
	Title:	Director

Dated: February 23, 2010	/s/ John L. Cassis
	Name:	John L. Cassis
	Title:	Director

Dated: February 23, 2010	/s/ Michael Goldstein, CPA
	Name:	Michael Goldstein, CPA
	Title:	Director

Dated: February 23, 2010	/s/ Charles M. Lillis, Ph.D.
	Name:	Charles M. Lillis, Ph.D.
	Title:	Director

Dated: February 23, 2010	/s/ Myrtle S. Potter
	Name:	Myrtle S. Potter
	Title:	Director

Dated: February 23, 2010	/s/ William L. Roper, M.D., M.P.H.
	Name:	William L. Roper, M.D., M.P.H.
	Title:	Director

Dated: February 23, 2010	/s/ David D. Stevens
	Name:	David D. Stevens
	Title:	Director

Dated: February 23, 2010	/s/ Blenda J. Wilson, Ph.D.
	Name:	Blenda J. Wilson, Ph.D.
	Title:	Director