Form 10-Q
period 2010-03-27
MEDCO HEALTH SOLUTIONS INC
filed 2010-04-28
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 19, 2010, the registrant had 456,852,895 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	March 27,	December 26,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,562.1	$2,528.2
Short-term investments	18.2	20.1
Manufacturer accounts receivable, net	1,874.5	1,765.5
Client accounts receivable, net	1,849.6	2,063.3
Income taxes receivable	24.8	198.3
Inventories, net	1,250.4	1,285.3
Prepaid expenses and other current assets	73.0	67.1
Deferred tax assets	240.1	230.8

Total current assets	6,892.7	8,158.6
Property and equipment, net	910.6	912.5
Goodwill	6,352.0	6,333.0
Intangible assets, net	2,369.0	2,428.8
Other noncurrent assets	91.0	82.6

Total assets	$16,615.3	$17,915.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,839.4	$3,506.4
Client rebates and guarantees payable	2,273.2	2,106.9
Accrued expenses and other current liabilities	789.3	718.6
Short-term debt	21.1	15.8

Total current liabilities	5,923.0	6,347.7
Long-term debt, net	4,000.7	4,000.1
Deferred tax liabilities	918.4	958.8
Other noncurrent liabilities	243.9	221.7

Total liabilities	11,086.0	11,528.3

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock, par value $0.01— authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01— authorized: 2,000,000,000 shares; issued: 663,118,602 shares at March 27, 2010 and 660,846,867 shares at December 26, 2009	6.6	6.6
Accumulated other comprehensive loss	(52.7)	(44.2)
Additional paid-in capital	8,216.7	8,156.7
Retained earnings	5,530.1	5,209.6

	13,700.7	13,328.7

Treasury stock, at cost: 205,823,049 shares at March 27, 2010 and 186,353,868 shares at December 26, 2009	(8,171.4)	(6,941.5)

Total stockholders’ equity	5,529.3	6,387.2

Total liabilities and stockholders’ equity	$16,615.3	$17,915.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended
	March 27,	March 28,
	2010	2009

Product net revenues (Includes retail co-payments of $2,471 for 2010, and $2,259 for 2009)	$16,083.7	$14,616.3
Service revenues	227.2	217.6

Total net revenues	16,310.9	14,833.9

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $2,471 for 2010, and $2,259 for 2009)	15,253.6	13,832.0
Cost of service revenues	64.6	57.8

Total cost of revenues	15,318.2	13,889.8
Selling, general and administrative expenses	350.6	340.3
Amortization of intangibles	70.5	75.9
Interest expense	40.7	45.1
Interest (income) and other (income) expense, net	(1.4)	(3.5)

Total costs and expenses	15,778.6	14,347.6

Income before provision for income taxes	532.3	486.3
Provision for income taxes	211.8	195.3

Net income	$320.5	$291.0

Basic weighted average shares outstanding	467.7	492.2

Basic earnings per share	$0.69	$0.59

Diluted weighted average shares outstanding	478.2	501.2

Diluted earnings per share	$0.67	$0.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

	Shares of	Shares		Accumulated
	Common	of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional
	Issued	Stock	Stock	Income (Loss)	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balances at December 26, 2009	660,847	186,354	$6.6	$(44.2)	$8,156.7	$5,209.6	$(6,941.5)	$6,387.2

Comprehensive income (loss):
Net income	—	—	—	—	—	320.5	—	320.5

Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(8.8)	—	—	—	(8.8)
Amortization of unrealized loss on cash flow hedge, net of tax of $(0.3)	—	—	—	0.5	—	—	—	0.5
Defined benefit plans, net of tax:
Amortization of prior service credit included in net periodic benefit cost, net of tax of $0.4	—	—	—	(0.6)	—	—	—	(0.6)
Net gains included in net periodic benefit cost, net of tax of $(0.2)	—	—	—	0.4	—	—	—	0.4

Other comprehensive income (loss)	—	—	—	(8.5)	—	—	—	(8.5)

Total comprehensive income (loss)	—	—	—	(8.5)	—	320.5	—	312.0
Stock option activity, including tax benefit	1,110	—	—	—	61.3	—	—	61.3
Issuance of common stock under employee stock purchase plan	86	—	—	—	5.4	—	—	5.4
Restricted stock unit activity, including tax benefit	1,076	—	—	—	(6.7)	—	—	(6.7)
Treasury stock acquired	—	19,469	—	—	—	—	(1,229.9)	(1,229.9)

Balances at March 27, 2010	663,119	205,823	$6.6	$(52.7)	$8,216.7	$5,530.1	$(8,171.4)	$5,529.3

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Quarters Ended
	March 27,	March 28,
	2010	2009
Cash flows from operating activities:
Net income	$320.5	$291.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44.4	43.2
Amortization of intangibles	70.5	75.9
Deferred income taxes	(74.3)	(40.5)
Stock-based compensation on employee stock plans	37.3	35.5
Tax benefit on employee stock plans	52.7	30.5
Excess tax benefits from stock-based compensation arrangements	(27.5)	(11.6)
Other	32.1	33.5
Net changes in assets and liabilities (net of acquisition effects for 2010):
Manufacturer accounts receivable, net	(109.0)	(107.4)
Client accounts receivable, net	183.2	0.9
Inventories, net	34.3	180.6
Prepaid expenses and other current assets	(5.8)	254.3
Income taxes receivable	173.5	(1.3)
Other noncurrent assets	(7.9)	2.6
Claims and other accounts payable	(666.2)	(88.3)
Client rebates and guarantees payable	166.3	413.1
Accrued expenses and other current and noncurrent liabilities	76.2	58.3

Net cash provided by operating activities	300.3	1,170.3

Cash flows from investing activities:
Capital expenditures	(42.6)	(35.4)
Purchases of securities and other assets	(19.5)	(105.6)
Acquisitions of businesses, net of cash acquired	(19.4)	—
Proceeds from sale of securities and other investments	16.7	44.1

Net cash used by investing activities	(64.8)	(96.9)

Cash flows from financing activities:
Proceeds from short-term debt	5.3	—
Purchases of treasury stock	(1,229.9)	(215.6)
Excess tax benefits from stock-based compensation arrangements	27.5	11.6
Net payments from employee stock plans	(4.5)	(8.3)

Net cash used by financing activities	(1,201.6)	(212.3)

Net (decrease) increase in cash and cash equivalents	(966.1)	861.1
Cash and cash equivalents at beginning of period	2,528.2	938.4

Cash and cash equivalents at end of period	$1,562.1	$1,799.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009. The Company’s first fiscal quarters for 2010 and 2009 each consisted of 13 weeks and ended on March 27, 2010 and March 28, 2009, respectively.
On January 29, 2010, the Company acquired DNA Direct, Inc., a leader in providing guidance and decision support to payors, physicians and patients, on a range of complex issues related to genomic medicine. The acquisition did not have a material impact on the unaudited interim condensed consolidated financial statements included in this Quarterly Report.
2. RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS
Subsequent Events. In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance was subsequently amended in February 2010 for SEC filers and no longer requires disclosure of the date through which an entity has evaluated subsequent events. The Company’s adoption of the standard had no impact on the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued a standard which requires additional disclosure about the amounts of, and reasons for, significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. The Company’s adoption of the standard in 2010 did not have a material impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
3. FAIR VALUE DISCLOSURES
The Company accounts for and reports the fair value of certain assets and liabilities in accordance with FASB standards.
Fair Value Measurements
Fair Value Hierarchy. The inputs used to measure fair value fall into the following hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The Company utilizes the best available information in measuring fair value. The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets recorded at fair value on a recurring basis ($ in millions):

Medco Fair Value Measurements at Reporting Date
	March 27,
Description	2010		Level 1	Level 2
Money market mutual funds	$1,049.0	(1)	$1,049.0	$—
Fair value of interest rate swap agreements	14.1	(2)	—	14.1

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.

Medco Fair Value Measurements at Reporting Date
	December 26,
Description	2009		Level 1	Level 2
Money market mutual funds	$1,959.0	(1)	$1,959.0	$—
Fair value of interest rate swap agreements	14.0	(2)	—	14.0

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.
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
Fair Value of Financial Instruments
The carrying amount of the term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities, short-term and long-term investments approximated fair values as of March 27, 2010 and December 26, 2009. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their future cash flows.
The carrying values and the fair values of the Company’s senior notes are shown in the following table ($ in millions):

	March 27, 2010			December 26, 2009
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
7.25% senior notes due 2013	$498.3	(1)	$564.4	$498.2	(1)	$560.8
6.125% senior notes due 2013	298.9	(1)	329.2	298.8	(1)	322.4
7.125% senior notes due 2018	1,189.4	(1)	1,373.6	1,189.1	(1)	1,341.2

(1)	Reported in long-term debt, net, on the unaudited interim condensed consolidated balance sheets, net of unamortized discount.
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
Summarized information related to stock options held by the Company’s employees and directors is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in thousands)	Exercise Price	Term	(in millions)
Outstanding at December 26, 2009	26,317.8	$34.14
Granted	5,653.4	63.24
Exercised	(1,083.4)	30.61
Forfeited	(70.6)	42.86

Outstanding at March 27, 2010	30,817.2	$39.58	7.17	$783.9

Exercisable at March 27, 2010	18,642.0	$30.92	5.99	$635.7

As of March 27, 2010 there was $150.3 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 2.3 years.
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
Upon vesting, certain employees and directors may defer conversion of the restricted stock units to common stock. Restricted stock units granted to directors are required to be deferred until their service on the Board of Directors ends. Summarized information related to restricted stock units held by the Company’s employees and directors is as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value
Restricted Stock Units	(in thousands)	(in millions)
Outstanding at December 26, 2009	5,781.4
Granted	1,393.5
Converted	(1,756.8)
Forfeited	(24.4)

Outstanding at March 27, 2010	5,393.7	$350.7

Vested and deferred at March 27, 2010	729.4	$47.4

The weighted average grant-date fair value of restricted stock units granted during the quarter ended March 27, 2010 was $63.24. As of March 27, 2010, there was $151.8 million of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.3 years.
5.	EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended
	March 27,	March 28,
	2010	2009
Basic weighted average shares outstanding	467.7	492.2
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	10.5	9.0

Diluted weighted average shares outstanding	478.2	501.2

The FASB’s earnings per share standard requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For the quarters ended March 27, 2010 and March 28, 2009, there were outstanding options to purchase 5.9 million and 11.6 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the treasury stock method. These outstanding options may be dilutive to future EPS calculations. The decreases in the weighted average shares outstanding and diluted weighted average shares outstanding for the quarter ended March 27, 2010 compared to the same period in 2009 result from the repurchase of approximately 205.7 million shares of stock in connection with the Company’s share repurchase programs since inception in 2005 through the first quarter of 2010, compared to an equivalent amount of 164.3 million shares repurchased inception-to-date through the end of the first quarter of 2009. The Company repurchased approximately 19.5 million shares of stock in the first quarter of 2010 compared to approximately 5.3 million shares in the first quarter of 2009. In accordance with the standard, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.
6. ACCOUNTS RECEIVABLE
The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable are presented net of allowance for doubtful accounts and include a reduction for rebates and guarantees payable to clients when these payables are settled on a net basis in the form of an invoice credit. As of March 27, 2010 and December 26, 2009, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $485.7 million and $483.1 million, respectively.
The Company’s allowance for doubtful accounts as of March 27, 2010 and December 26, 2009 of $143.3 million and $133.3 million, respectively, includes $94.1 million and $86.1 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 9, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Specialty Pharmacy segment. The Company’s allowance for doubtful accounts as of March 27, 2010 and December 26, 2009 also includes $38.6 million and $37.4 million, respectively, related to PolyMedica Corporation (“PolyMedica”) for diabetes supplies, which are primarily reimbursed by government agencies and insurance companies. In addition, the Company’s allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings.
7. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the Company’s carrying amount of goodwill for the quarter ended March 27, 2010 are as follows ($ in millions):

		Specialty
	PBM	Pharmacy	Total
Balances as of December 26, 2009	$4,417.1	$1,915.9	$6,333.0
Goodwill acquired	26.5	—	26.5
Translation adjustment and other	(7.4)	(0.1)	(7.5)

Balances as of March 27, 2010	$4,436.2	$1,915.8	$6,352.0

The following is a summary of the Company’s intangible assets ($ in millions):

	March 27, 2010			December 26, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Client relationships	$3,447.6	$2,025.2	$1,422.4	$3,446.1	$1,977.2	$1,468.9
Trade name	569.9	52.2	517.7	569.3	47.6	521.7
Manufacturer relationships	357.5	82.0	275.5	357.5	77.5	280.0
Patient relationships	282.9	138.8	144.1	280.1	127.8	152.3
Other intangible assets	39.0	29.7	9.3	33.7	27.8	5.9

Total	$4,696.9	$2,327.9	$2,369.0	$4,686.7	$2,257.9	$2,428.8

For intangible assets existing as of March 27, 2010, aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated as follows ($ in millions):

Fiscal Years Ending December
2010 (remaining)	$210.7
2011	262.3
2012	253.4
2013	248.6
2014	245.8

Total	$1,220.8

The weighted average useful life of intangible assets subject to amortization is 23 years in total. The weighted average useful life is approximately 23 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. The Company expenses the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of March 27, 2010 is approximately 1.9 years. The Company has experienced client retention rates of approximately 98% for the past two years.
8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended
	March 27,	March 28,
	2010	2009
Service cost	$6.6	$6.5
Interest cost	3.3	2.8
Expected return on plan assets	(3.0)	(2.4)
Amortization of prior service cost	0.1	0.1
Net amortization of actuarial losses	0.5	1.1

Net pension cost	$7.5	$8.1

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended
	March 27,	March 28,
	2010	2009
Service cost	$0.3	$0.3
Interest cost	0.2	0.2
Amortization of prior service credit	(1.0)	(1.0)
Net amortization of actuarial losses	0.1	0.1

Net postretirement benefit credit	$(0.4)	$(0.4)

The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service credit component of the net postretirement benefit credit.

9. SEGMENT AND GEOGRAPHIC DATA
Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to the Company’s clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products, as well as majority-owned Europa Apotheek Venlo B.V., which primarily provides mail-order pharmacy services in Germany. The Specialty Pharmacy segment includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases including specialty infusion services.
The Company defines the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are usually high-cost, developed by biotechnology companies and often injectable or infusible, and may require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging, and a higher degree of patient-oriented customer service, including in-home nursing services and administration. Specialty pharmacy products and services are often covered through client PBM contracts. Specialty pharmacy products and services are also covered through medical benefit programs with the primary payors being insurance companies and government programs. Additionally, payors include patients, for co-payments and deductibles.
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

	Quarter Ended March 27, 2010			Quarter Ended March 28, 2009
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Product net revenues	$13,430.4	$2,653.3	$16,083.7	$12,352.4	$2,263.9	$14,616.3
Service revenues	204.2	23.0	227.2	195.2	22.4	217.6

Total net revenues	13,634.6	2,676.3	16,310.9	12,547.6	2,286.3	14,833.9
Total cost of revenues	12,831.0	2,487.2	15,318.2	11,781.0	2,108.8	13,889.8
Selling, general and administrative expenses	278.7	71.9	350.6	265.5	74.8	340.3
Amortization of intangibles	59.8	10.7	70.5	64.5	11.4	75.9

Operating income	$465.1	$106.5	$571.6	$436.6	$91.3	$527.9

Reconciling items to income before provision for income taxes:
Interest expense			40.7			45.1
Interest (income) and other (income) expense, net			(1.4)			(3.5)

Income before provision for income taxes			$532.3			$486.3

Capital expenditures	$37.2	5.4	42.6	$30.6	$4.8	$35.4

	As of March 27, 2010			As of December 26, 2009
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Identifiable Assets:
Total identifiable assets	$12,863.3	$3,752.0	$16,615.3	$14,226.8	$3,688.7	$17,915.5
Geographic Information. The Company’s net revenues from its European operations represented less than 1% of the Company’s consolidated net revenues for the quarters ended March 27, 2010 and March 28, 2009. All other revenues are primarily earned in the United States.

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
Government Proceedings and Requests for Information. The Company is aware of the existence of three qui tam matters—two are sealed and in the third, the government has declined to intervene and the complaint has been unsealed. The sealed first action is filed in the Eastern District of Pennsylvania and it appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The sealed second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of these two qui tam matters during settlement negotiations on an unrelated matter with the Department of Justice in 2006. The Company does not know the identities of the relators in either of these matters.
The third qui tam matter relates to PolyMedica, a subsidiary of the Company acquired in the fourth quarter of 2007. The Company has learned that the Government declined to intervene in the qui tam matter. This matter will now progress as a civil litigation, United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al., in the U.S. District Court for the Southern District of Florida, although the government could decide to intervene at any point during the course of the litigation. The complaint largely includes allegations regarding the application of invoice payments.
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

Various appeals were taken and in October 2007, the U.S. Court of Appeals for the Second Circuit overruled all but one objection to the settlement that had been the subject of the appeals. The appeals court vacated the lower court’s approval of the settlement in one respect, and remanded the case to the District Court for further proceedings relating to the manner in which the settlement funds should be allocated between self-funded and insured plans. Since that time, the settlement has been revised to allocate a greater percentage of the settlement funds to self-funded plans, and in June 2009, the District Court approved the modified plan of allocation. The plaintiff in one of the similar Gruer series of cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., has elected to opt out of the settlement and several conferences have recently been held in front of the judge to determine the status of this case.
Similar ERISA-based complaints against the Company and Merck were filed in eight additional actions by ERISA plan participants, purportedly on behalf of their plans, and, in some of the actions, similarly situated self-funded plans. The ERISA plans themselves, which were not parties to these lawsuits, had elected to participate in the Gruer settlement discussed above and, accordingly, seven of these actions had been dismissed pursuant to the final judgment discussed above. The plaintiff in another action, Betty Jo Jones v. Merck-Medco Managed Care, L.L.C., et al., filed a Second Amended Complaint, in which she sought to represent a class of all participants and beneficiaries of ERISA plans that required such participants to pay a percentage co-payment on prescription drugs. The U.S. District Court subsequently found that the plaintiff in this action did not have the authority to opt out on behalf of her plan and denied and overruled her objection to the settlement, thereby resulting in this case being terminated. In addition to these cases, a proposed class action complaint against Merck and the Company has been filed in the U.S. District Court for the Northern District of California by trustees of another benefit plan, the United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust. This plan has elected to opt out of the Gruer settlement. The United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc. action has been transferred and consolidated in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation.
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
PolyMedica Shareholder Litigation. In August 2007, a putative stockholder class action lawsuit related to the merger was filed by purported stockholders of PolyMedica in the Superior Court of Massachusetts for Middlesex County against, amongst others, the Company and its affiliate, MACQ Corp. The lawsuit captioned Groen v. PolyMedica Corp. et al., alleged, among other things, that the price agreed to in the merger agreement was inadequate and unfair to the PolyMedica stockholders and that the defendants breached their duties to the stockholders and/or aided breaches of duty by other defendants in negotiating and approving the merger agreement. Shortly thereafter, two virtually identical lawsuits (only one of which named the Company as a defendant) were filed in the same Court. In September 2007, the parties to these actions reached an agreement in principle to settle the actions for an immaterial amount and in May 2008, the Court granted final approval of the settlement and dismissed the actions with prejudice on the merits. Plaintiffs’ counsel’s application for attorneys’ fees was rejected by the Court, resulting in the award of costs only. Plaintiffs’ counsel had filed a motion for reconsideration of the fees with the Court. The Court has denied this motion and the plaintiff did not appeal this denial.

Other Matters
In the ordinary course of business, the Company is involved in disputes with clients, retail pharmacies and vendors, which may involve litigation, claims, arbitrations and other proceedings. Although it is not feasible to predict or determine the final outcome of any proceedings with certainty, the Company does not believe that any of these disputes could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, liquidity or operating results. In addition, the Company entered into an indemnification and insurance matters agreement with Merck in connection with the Company’s spin-off in 2003, which may require the Company in some instances to indemnify Merck.
Purchase Commitments
As of March 27, 2010, the Company has purchase commitments primarily for contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer, the majority of which is associated with the Company’s Specialty Pharmacy business. These consist of a firm commitment of $248.9 million, and firm commitments for 2010 of $86.8 million with additional commitments through 2012 subject to price increases or variable quantities based on patient usage or days on hand. The Company also has purchase commitments for diabetes supplies of $58.8 million, technology-related agreements of $71.7 million and advertising commitments of $9.1 million.

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
•	Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients;
•	Failure to retain key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues, harm to our reputation and decreased profitability;
•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;
•	Failure in continued execution of our retiree strategy, including the potential loss of Medicare Part D-eligible members, could adversely impact our business and financial results;
•	If we fail to comply with complex and evolving laws and regulations domestically and internationally, we could suffer penalties, be required to pay substantial damages and/or make significant changes to our operations;
•	If we do not continue to earn and retain purchase discounts, rebates and service fees from manufacturers at current levels, our gross margins may decline;
•	From time to time we engage in transactions to acquire other companies or businesses and if we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention;

•	New legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable information could limit our ability to use information critical to the operation of our business;
•	Our Specialty Pharmacy business is highly dependent on our relationships with a limited number of suppliers and the loss of any of these relationships, or limitations on our ability to provide services to these suppliers, could significantly impact our ability to sustain and/or improve our financial performance;
•	Our ability to grow our Specialty Pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;
•	Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased credit risk. Additionally, current economic conditions may expose us to increased credit risk;
•	Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our revenues and profits;
•	Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;
•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;
•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;
•	Changes in industry pricing benchmarks could adversely affect our financial performance;
•	We are subject to a corporate integrity agreement and noncompliance may impede our ability to conduct business with the federal government;
•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance and liquidity;
•	We may be subject to liability claims for damages and other expenses not covered by insurance;
•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure. Additionally, significant disruptions to our infrastructure or any of our facilities due to failure to execute security measures or failure to execute business continuity plans in the event of an epidemic or pandemic or some other catastrophic event could adversely impact our business;
•	We may be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives; and
•	Anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.

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
Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, pharmaceutical manufacturers and, particularly in Specialty Pharmacy, collaboration with state Medicaid agencies, and other third-party payors such as health insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing PBM services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group, which we believe is the nation’s largest specialty pharmacy based on revenues. Medco’s Therapeutic Resource Center focused on diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we believe we became the largest diabetes pharmacy care practice based on covered patients. In 2008, we also extended our capabilities abroad when we acquired a majority interest in Europa Apotheek Venlo B.V. (“Europa Apotheek”), a privately held company based in the Netherlands that primarily provides mail-order pharmacy services in Germany. See Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for more information. In 2009, Medco advanced its European healthcare initiatives through a joint venture with United Drug plc, a pan-European healthcare leader, to provide home-based pharmacy care services in the United Kingdom for patients covered by the country’s National Health Service. Medco has also partnered with Sweden’s largest pharmacy chain, Apoteket, to develop a national centralized drug utilization review system. Medco will have an ongoing role in supporting this national program in Sweden. Additionally, we reinforced our commitment to advancing the science of personalized medicine through our January 2010 acquisition of DNA Direct, Inc. (“DNA Direct”), a leader in providing guidance and decision support to payors, physicians and patients, on a range of complex issues related to genomic medicine.
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

We are very focused on managing our ROIC to ensure we drive significant returns to our shareholders. We believe there is a close correlation between strong ROIC and long-term shareholder value and as such, in 2009 we began including ROIC as a component in our annual performance grid, which is the basis for providing bonuses to our employees.
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
Financial Performance Summary for the Quarter Ended March 27, 2010
Our diluted earnings per share increased 15.5% to $0.67 and net income increased 10.1% to $320.5 million for the first quarter of 2010 compared to $0.58 per share and $291.0 million, respectively, for the first quarter of 2009. These increases primarily reflect higher generic dispensing rates and mail-order generic volumes, favorable retail pharmacy reimbursement rates and retail volumes, and growth in the Specialty Pharmacy business, as well as a decrease in the diluted weighted average shares outstanding. These are partially offset by the effect of client renewal pricing, as well as increased selling, general and administrative (“SG&A”) expenses. For the three months ended March 27, 2010, we generated cash flow from operations of $300.3 million and had cash and cash equivalents of $1,562.1 million on our unaudited interim condensed consolidated balance sheet at March 27, 2010.
The diluted weighted average shares outstanding were 478.2 million for the first quarter of 2010, compared to 501.2 million for the first quarter of 2009, representing a decrease of 4.6%, resulting primarily from our share repurchase programs.
Our total net revenues increased 10.0% to $16,310.9 million for the first quarter of 2010. Product net revenues increased 10.0% to $16,083.7 million, which reflects higher mail-order and retail prescription volume driven by new business, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts. Additionally, our service revenues increased 4.4% to $227.2 million for the first quarter of 2010, driven by higher client and other service revenues primarily reflecting higher revenues associated with Medicare Part D-related product offerings and increased revenues from formulary management fees.
The total adjusted prescription volume, which adjusts mail-order prescription volume for the difference in days supply between mail order and retail, increased 5.8% to 239.2 million for the first quarter of 2010 and reflects higher mail-order and retail volumes attributed to new clients. The increase in mail-order prescription volume for the first quarter of 2010 is driven by an increase in generic volumes, as brand-name volumes were consistent with the first quarter of 2009. The adjusted mail-order penetration rate was 33.9% for the first quarter of 2010, compared to 34.0% for the first quarter of 2009.
Our overall generic dispensing rate increased to 69.7% for the first quarter of 2010, from 66.8% for the first quarter of 2009, reflecting the impact of the introduction of new generic products since the first quarter of 2009, heightened use of previously released generics, and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in a reduction in net revenues of approximately $690 million for the first quarter of 2010.

Our overall gross margin decreased to 6.1% in the first quarter of 2010, from 6.4% in the first quarter of 2009, reflecting a lower Specialty Pharmacy gross margin percentage, the effect of client renewal pricing, and the slightly higher mix of retail prescriptions. The gross margin percentage decline was partially offset by increased generic dispensing rates and mail-order generic volumes, as well as favorable retail pharmacy reimbursement rates. We anticipate the contribution from generics to increase throughout 2010.
SG&A expenses of $350.6 million for the first quarter of 2010 increased by $10.3 million, or 3.0%, from the first quarter of 2009. This increase primarily reflects higher technology-related expenses associated with strategic initiatives.
Amortization of intangible assets of $70.5 million for the first quarter of 2010 decreased $5.4 million from the first quarter of 2009, primarily reflecting lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships.
Interest expense of $40.7 million for the first quarter of 2010 decreased $4.4 million from the first quarter of 2009, primarily reflecting lower interest rates on the floating rate components of outstanding debt. Additionally, total outstanding debt was reduced as there were repayments on our accounts receivable financing facility of $600 million during the second half of 2009.
Interest (income) and other (income) expense, net, of ($1.4) million for the first quarter of 2010 decreased $2.1 million from ($3.5) million for the first quarter of 2009, reflecting decreased interest income driven by lower interest rates earned on higher average operating cash balances.
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.8% for the first quarter of 2010, compared to 40.2% for the first quarter of 2009.
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

In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income where the requirements of Authoritative Guidance are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Items 7 and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. Premium revenues for our PDP products, which exclude member cost share, were $182 million, or approximately 1% of total net revenues, in the first quarter of 2010, and $143 million, or approximately 1% of total net revenues, in the first quarter of 2009.
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

Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare PDP product offerings and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,550 for coverage year 2010 and $4,350 for coverage year 2009. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.
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
For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Items 7 and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
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

Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. The federal portion was received in the first quarter of 2010. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the goodwill and intangibles that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003, goodwill and intangibles recorded upon our acquisition in 2007 of PolyMedica, and, for the Specialty Pharmacy segment, goodwill and intangible assets recorded primarily from our acquisition of Accredo Health, Incorporated (“Accredo”) in 2005 and Critical Care Systems, Inc. in 2007.
Our primary liabilities include claims and other accounts payable, client rebates and guarantees payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities are also comprised of certain premiums, and may also include cost share, and catastrophic reinsurance payments received in advance from CMS for our Medicare PDP product offerings. Our debt is primarily comprised of a senior unsecured term loan facility, a senior unsecured revolving credit facility, and senior notes. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Commitments and Contractual Obligations” below.
Our stockholders’ equity includes an offset for purchases of our common stock under our share repurchase program. The accumulated other comprehensive loss component of stockholders’ equity includes: unrealized investment gains and losses, foreign currency translation adjustments resulting primarily from the translation of Europa Apotheek’s assets and liabilities and results of operations, unrealized gains and losses on effective cash flow hedges, and the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans.
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

Ongoing investing cash flows are primarily associated with capital expenditures including technology investments, as well as purchases of securities and other assets, and proceeds from securities and other investments, which primarily relate to investment activities of our insurance companies. Acquisitions will also generally result in cash outflows from investing activities. Ongoing financing cash flows primarily include share repurchases, proceeds from employee stock plans, and the benefits of realized tax deductions in excess of tax benefits on compensation expense.
Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the first quarter of 2010, our ten largest clients based on revenue accounted for approximately 47% of our net revenues, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $2,800 million, or 17%, of our net revenues. For the first quarter of 2009, our ten largest clients based on revenue accounted for approximately 48% of our net revenues, including UnitedHealth Group, which represented approximately $2,900 million, or 19%, of our net revenues. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for both the first quarters of 2010 and 2009. Under our current agreement with UnitedHealth Group, we are providing pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in the first quarter of 2010 or 2009.
Segment Discussion
We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, a provider of diabetes testing supplies and related products, as well as majority-owned Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. The Specialty Pharmacy segment includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases including specialty infusion services.
We define the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are usually high-cost, developed by biotechnology companies and often injectable or infusible, and may require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging, and a higher degree of patient-oriented customer service, including in-home nursing services and administration. Specialty pharmacy products and services are often covered through client PBM contracts. Specialty pharmacy products and services are also covered through medical benefit programs with the primary payors being insurance companies and government programs. Additionally, payors include patients, for co-payments and deductibles.
The PBM segment is measured and managed on an integrated basis, and there is no distinct measurement that separates the performance and profitability of mail order and retail. We offer fully integrated PBM services to virtually all of our PBM clients and their members. The PBM services we provide to our clients are generally delivered and managed under a single contract for each client. The PBM and Specialty Pharmacy segments primarily operate in the United States and have relatively small activities in Puerto Rico, Germany and the United Kingdom.
As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco’s PBM operations as a single segment for purposes of making decisions about resource allocations and in assessing performance.

Consolidated Results of Operations
The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter
	Ended			Ended
	March 27,			March 28,
	2010	Variance		2009
Net Revenues
Retail product(1)	$10,035.7	$911.1	10.0%	$9,124.6
Mail-order product	6,048.0	556.3	10.1%	5,491.7

Total product(1)	$16,083.7	$1,467.4	10.0%	$14,616.3

Client and other service	188.7	12.9	7.3%	175.8
Manufacturer service	38.5	(3.3)	(7.9)%	41.8

Total service	$227.2	$9.6	4.4%	$217.6

Total net revenues(1)	$16,310.9	$1,477.0	10.0%	$14,833.9

Cost of Revenues
Product(1)	$15,253.6	$1,421.6	10.3%	$13,832.0
Service	64.6	6.8	11.8%	57.8

Total cost of revenues(1)	$15,318.2	$1,428.4	10.3%	$13,889.8

Gross Margin(2)
Product	$830.1	$45.8	5.8%	$784.3
Product gross margin percentage	5.2%	(0.2)%		5.4%
Service	$162.6	$2.8	1.8%	$159.8
Service gross margin percentage	71.6%	(1.8)%		73.4%
Total gross margin	$992.7	$48.6	5.1%	$944.1
Gross margin percentage	6.1%	(0.3)%		6.4%

Volume Information
Retail prescriptions	158.1	8.7	5.8%	149.4
Mail-order prescriptions	27.2	1.5	5.8%	25.7

Total prescriptions	185.3	10.2	5.8%	175.1

Adjusted prescriptions(3)	239.2	13.1	5.8%	226.1

Adjusted mail-order penetration(4)	33.9%	(0.1)%		34.0%
Other volume(5)	2.1	0.4	23.5%	1.7

Generic Dispensing Rate Information
Retail generic dispensing rate	71.4%	2.9%		68.5%
Mail-order generic dispensing rate	59.3%	2.1%		57.2%
Overall generic dispensing rate	69.7%	2.9%		66.8%

(1)	Includes retail co-payments of $2,471 million for the first quarter of 2010 and $2,259 million for the first quarter of 2009.

(2)	Represents total net revenues minus total cost of revenues.

(3)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(4)	Represents the percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

(5)	Represents over-the-counter drugs, as well as diabetes supplies primarily dispensed by PolyMedica.
Net Revenues
Retail. The increase in retail net revenues of $911 million for the first quarter of 2010 reflects net volume increases of $535 million, primarily from new business, partially offset by lower utilization and client terminations. Also contributing to the higher retail net revenues are net price increases of $376 million driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $510 million from a greater representation of lower-priced generic drugs in the first quarter of 2010.

Mail-Order. The increase in mail-order net revenues of $556 million for the first quarter of 2010 reflects net volume increases of $321 million driven by higher generic volumes. The higher-priced brand-name volumes were consistent with the first quarter of 2009; however, the less expensive generic volumes were higher in part as a result of the economy and plan design changes. Also contributing to the mail-order net revenue increase are net price increases of $235 million driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $180 million from a greater representation of lower-priced generic drugs in the first quarter of 2010.
Our overall generic dispensing rate increased to 69.7% for the first quarter of 2010, compared to 66.8% for the first quarter of 2009. Mail-order and retail generic dispensing rates increased to 59.3% and 71.4%, respectively, for the first quarter of 2010, compared to 57.2% and 68.5%, respectively, for the first quarter of 2009. These increases reflect the impact of the introduction of new generic products since the first quarter of 2009 and the effect of programs and client plan design changes promoting the use of lower-priced and more steeply discounted generics.
Service revenues increased $9.6 million in the first quarter of 2010 as a result of higher client and other service revenues of $12.9 million, partially offset by lower manufacturer service revenues of $3.3 million. The higher client and other service revenues primarily reflect higher revenue associated with Medicare Part D-related product offerings and increased revenues from formulary management fees. The lower manufacturer service revenues reflect reduced administrative fees from manufacturer contract revisions.
Gross Margin
Our product gross margin percentage was 5.2% for the first quarter of 2010, compared to 5.4% for the first quarter of 2009, reflecting a lower Specialty Pharmacy gross margin percentage, the effect of client renewal pricing, and the slightly higher mix of retail prescriptions. The decline in gross margin percentage was partially offset by increased generic dispensing rates and mail-order generic volumes, as well as favorable retail pharmacy reimbursement rates.
Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $1,452 million for the first quarter of 2010 and $1,306 million for the first quarter of 2009, with formulary rebates representing 83.6% and 67.7% of total rebates, respectively. The overall increases in rebates reflect volume from new clients and favorable pharmaceutical manufacturer rebate contract revisions, as well as improved formulary management and patient compliance, partially offset by brand-name drug volumes that have converted to generic drugs. The increase in the formulary rebate percentage of total rebates reflects the composition of new client business and manufacturer contract revisions. We retained approximately $176 million, or 12.1%, of total rebates in the first quarter of 2010, and $167 million, or 12.8%, in the first quarter of 2009. The decrease in the retained rebate percentage is reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.
Service gross margin of $162.6 million for the first quarter of 2010 increased $2.8 million compared to $159.8 million for the first quarter of 2009, reflecting the aforementioned increase in service revenues of $9.6 million, partially offset by an increase in cost of service revenues of $6.8 million. The cost of service revenue increase reflects higher labor and other costs associated with Medicare Part D programs and formulary management fees.

The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 27,			March 28,
	2010	Variance		2009

Gross margin(1)	$992.7	$48.6	5.1%	$944.1
Selling, general and administrative expenses	350.6	10.3	3.0%	340.3
Amortization of intangibles	70.5	(5.4)	(7.1)%	75.9
Interest expense	40.7	(4.4)	(9.8)%	45.1
Interest (income) and other (income) expense, net	(1.4)	2.1	(60.0)%	(3.5)

Income before provision for income taxes	532.3	46.0	9.5%	486.3
Provision for income taxes	211.8	16.5	8.4%	195.3

Net income	$320.5	$29.5	10.1%	$291.0

(1)	Represents total net revenues minus total cost of revenues.
Selling, General and Administrative Expenses
SG&A expenses for the first quarter of 2010 were $350.6 million and increased from the first quarter of 2009 by $10.3 million, or 3.0%. This increase primarily reflects higher technology-related expenses associated with strategic initiatives.
Amortization of Intangibles
Amortization of intangible assets of $70.5 million for the first quarter of 2010 decreased $5.4 million from the first quarter of 2009, primarily reflecting lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships.
Interest Expense
Interest expense of $40.7 million for the first quarter of 2010 decreased $4.4 million from the first quarter of 2009, primarily reflecting lower interest rates on the floating rate components of outstanding debt. Additionally, total outstanding debt was reduced as there were repayments on our accounts receivable financing facility of $600 million during the second half of 2009.
The weighted average interest rate on our indebtedness was approximately 4.0% for the first quarter of 2010, compared to approximately 3.8% for the first quarter of 2009. The slight increase in the weighted average interest rate reflects a higher mix of fixed rate compared with variable rate outstanding debt as a result of the aforementioned repayments. This is partially offset by lower interest rates on the floating rate components of outstanding debt.
Interest (Income) and Other (Income) Expense, Net
Interest (income) and other (income) expense, net, of ($1.4) million for the first quarter of 2010 decreased $2.1 million from ($3.5) million for the first quarter of 2009, reflecting decreased interest income driven by lower interest rates earned on higher average operating cash balances.
Provision for Income Taxes
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.8% for the first quarter of 2010, compared to 40.2% for the first quarter of 2009. The lower rate in the first quarter of 2010 reflects state-related items.

Net Income and Earnings per Share
Net income as a percentage of net revenues was 2.0% for the first quarter of 2010, consistent with the first quarter of 2009, reflecting the aforementioned factors.
Diluted earnings per share increased 15.5% to $0.67 in the first quarter of 2010, from $0.58 in the first quarter of 2009. The diluted weighted average shares outstanding were 478.2 million for the first quarter of 2010, compared to 501.2 million for the first quarter of 2009, representing a decrease of 4.6%. The decrease primarily results from the repurchase of approximately 205.7 million shares of stock in connection with our share repurchase programs since inception in 2005 through the first quarter of 2010, compared to an equivalent amount of 164.3 million shares repurchased inception-to-date through the end of the first quarter of 2009. There were approximately 19.5 million shares repurchased in the first quarter of 2010, compared to approximately 5.3 million in the first quarter of 2009.
Segment Results of Operations
PBM Segment
The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 27,			March 28,
	2010	Variance		2009

Product net revenues	$13,430.4	$1,078.0	8.7%	$12,352.4
Service revenues	204.2	9.0	4.6%	195.2

Total net revenues	13,634.6	1,087.0	8.7%	12,547.6
Total cost of revenues	12,831.0	1,050.0	8.9%	11,781.0

Total gross margin(1)	$803.6	$37.0	4.8%	$766.6
Gross margin percentage	5.9%	(0.2)%		6.1%

Selling, general and administrative expenses	278.7	13.2	5.0%	265.5
Amortization of intangibles	59.8	(4.7)	(7.3)%	64.5

Operating income	$465.1	$28.5	6.5%	$436.6

(1)	Represents total net revenues minus total cost of revenues.
PBM total net revenues of $13,634.6 million for the first quarter of 2010 increased $1,087.0 million, compared to the revenues of $12,547.6 million for the first quarter of 2009. The increase primarily reflects higher mail-order generic and retail volume driven by new business, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts.
Gross margins were 5.9% of net revenues for the first quarter of 2010, compared to 6.1% for the first quarter of 2009, reflecting the effect of client renewal pricing and a slightly higher mix of retail prescriptions. The decline in gross margin percentage was partially offset by increased generic dispensing rates and mail-order generic volumes, as well as favorable retail pharmacy reimbursement rates.
SG&A expenses were $278.7 million for the first quarter of 2010, and increased from the first quarter of 2009 by $13.2 million. The increase primarily reflects higher technology-related expenses associated with strategic initiatives, as well as higher employee-related expenses.
Amortization of intangible assets was $59.8 million for the first quarter of 2010, compared to $64.5 million for the first quarter of 2009. The decrease primarily reflects lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships.

Operating income of $465.1 million for the first quarter of 2010 increased $28.5 million, or 6.5%, from the first quarter of 2009, reflecting the aforementioned factors.
For additional information on the PBM segment, see Note 9, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Specialty Pharmacy Segment
The Specialty Pharmacy segment includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 27,			March 28,
	2010	Variance		2009

Product net revenues	$2,653.3	$389.4	17.2%	$2,263.9
Service revenues	23.0	0.6	2.7%	22.4

Total net revenues	2,676.3	390.0	17.1%	2,286.3
Total cost of revenues	2,487.2	378.4	17.9%	2,108.8

Total gross margin (1)	$189.1	$11.6	6.5%	$177.5
Gross margin percentage	7.1%	(0.7)%		7.8%

Selling, general and administrative expenses	71.9	(2.9)	(3.9)%	74.8
Amortization of intangibles	10.7	(0.7)	(6.1)%	11.4

Operating income	$106.5	$15.2	16.6%	$91.3

(1)	Represents total net revenues minus total cost of revenues.
Specialty Pharmacy total net revenues of $2,676.3 million for the first quarter of 2010 increased $390.0 million, compared to revenues of $2,286.3 million for the first quarter of 2009, primarily reflecting increased volume from new and existing clients, as well as higher prices charged by pharmaceutical manufacturers.
Gross margins were 7.1% of net revenues for the first quarter of 2010, compared to 7.8% for the first quarter of 2009, primarily reflecting product, channel and new client mix, as well as lower manufacturer price increases.
SG&A expenses of $71.9 million for the first quarter of 2010 decreased $2.9 million compared to $74.8 million for the first quarter 2009, primarily reflecting lower technology and employee-related expenses. Amortization of intangible assets was $10.7 million for the first quarter of 2010, compared to $11.4 million for the first quarter of 2009.
Operating income of $106.5 million for the first quarter of 2010 increased $15.2 million, or 16.6%, from the first quarter of 2009, reflecting the aforementioned factors.
For additional information on the Specialty Pharmacy segment, see Note 9, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Quarter		Quarter
	Ended		Ended
	March 27,		March 28,
	2010	Variance	2009
Net cash provided by operating activities	$300.3	$(870.0)	$1,170.3
Net cash used by investing activities	(64.8)	32.1	(96.9)
Net cash used by financing activities	(1,201.6)	(989.3)	(212.3)

Net (decrease) increase in cash and cash equivalents	(966.1)	(1,827.2)	861.1
Cash and cash equivalents at beginning of period	2,528.2	1,589.8	938.4

Cash and cash equivalents at end of period	$1,562.1	$(237.4)	$1,799.5

Operating Activities. Net cash provided by operating activities of $300.3 million for the first quarter of 2010 primarily reflects net income of $320.5 million, with non-cash adjustments for depreciation and amortization of $114.9 million and stock-based compensation of $37.3 million. In addition, there were net cash inflows of $183.2 million from a decrease in client accounts receivable, net, primarily due to the timing of our billing cycles, and cash inflows of $173.5 million from a decrease in income taxes receivable resulting from the receipt of an IRS refund for tax years 2003 through 2005. Net cash provided by operating activities for the first quarter of 2010 also includes net cash inflows of $166.3 million from an increase in client rebates and guarantees payable reflecting increased client rebates passed back to clients and payment timing, and net cash inflows of $34.3 million from a decrease in inventories, net, reflecting continued initiatives to optimize inventory levels. These increases were partially offset by net cash outflows of $666.2 million from a decrease in claims and other accounts payable, primarily due to the timing of payments, and net cash outflows of $109.0 million from an increase in manufacturer accounts receivable, net, due to increased prescription volume.
The $870.0 million decrease in net cash provided by operating activities for the first quarter of 2010 compared to the first quarter of 2009 is primarily due to a decrease in cash flows of $577.9 million from claims and other accounts payable due to higher retail volumes and business growth in the first quarter of 2009 compared to the first quarter of 2010, and timing of payments. Additionally there were decreased cash flows of $260.1 million from prepaid expenses and other current assets resulting from the timing of a significant prepaid client rebate, and $246.8 million from client rebates and guarantees payable, as well as a decrease in cash flows of $146.3 million from inventories, net, reflecting initiatives in 2009 to optimize inventory levels with decreased opportunities in the first quarter of 2010. These decreases were partially offset by increased cash flows of $182.3 million from client accounts receivable, net, and increased cash flows of $174.8 million due to the aforementioned IRS refund received in the first quarter of 2010.
Investing Activities. The net cash used by investing activities of $64.8 million for the first quarter of 2010 is primarily attributable to capital expenditures of $42.6 million associated with capitalized software development in connection with client-related programs and our Medicare PDP product offerings, technology and pharmacy operations hardware investments, and capital expenditures associated with the construction of our third automated dispensing pharmacy in Whitestown, Indiana. Additionally, net cash used by investing activities includes cash paid of $19.4 million, net of cash acquired, primarily reflecting our acquisition of DNA Direct, and purchases of securities and other assets of $19.5 million. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $16.7 million. The $32.1 million decrease in net cash used by investing activities for the first quarter of 2010 compared to the first quarter of 2009 is primarily due to an $86.1 million decrease in purchases of securities and other assets, $63.0 million of which represents a diabetes patient list acquired in the first quarter of 2009. This decrease in net cash used by investing activities was partially offset by a $27.4 million decrease in proceeds from the sale of securities and other investments, cash paid of $19.4 million, net of cash acquired, primarily for the acquisition of DNA Direct, and an increase in capital expenditures of $7.2 million.

Financing Activities. The net cash used by financing activities of $1,201.6 million for the first quarter of 2010 primarily results from $1,229.9 million in share repurchases, partially offset by excess tax benefits from stock-based compensation arrangements of $27.5 million. The increase in net cash used by financing activities of $989.3 million for the first quarter of 2010 compared to the first quarter of 2009 primarily results from higher share repurchases of $1,014.3 million.
Total cash and short-term investments as of March 27, 2010 were $1,580.3 million, including $1,562.1 million in cash and cash equivalents. Total cash and short-term investments as of December 26, 2009 were $2,548.3 million, including $2,528.2 million in cash and cash equivalents. The decrease of $968.0 million in cash and short-term investments for the first quarter of 2010 primarily reflects the use of cash associated with share repurchase activity, partially offset by the aforementioned net cash inflows from operating activities.
Looking Forward
We believe that our current liquidity and prospects for strong cash flows from operations by improved working capital management assist in limiting the effects on our business from the weaker economy. As of March 27, 2010, we had additional committed borrowing capacity under our revolving credit facility of approximately $1 billion and have no required long-term debt payments until 2012. We have additional borrowing capacity of $600 million from our 364-day accounts receivable financing facility, which is renewable annually at the option of both Medco and the banks and was renewed on July 27, 2009. For 2010, we anticipate that our cash flow from operations will decrease from 2009 as our residual working capital opportunities are not as significant.
Our March 27, 2010 cash balance decreased to $1,562.1 million from $2,528.2 million at December 26, 2009. Since 2005, we have executed share repurchases of 205.7 million shares at a cost of $8.2 billion through our share repurchase programs. We currently have a $3 billion share repurchase plan with $0.3 billion remaining as of March 27, 2010, and we expect to complete the program before its expiration in November 2010. From time to time, we may make share repurchases, which we intend to fund with our free cash flow (cash flow from operations less capital expenditures). For our cash on hand, any investments we make are within approved investing guidelines and we continue to monitor ongoing events and make investment decisions accordingly.
We anticipate that our 2010 capital expenditures, for items such as capitalized software development for strategic initiatives, infrastructure enhancements, and the completion of our third automated dispensing pharmacy in Whitestown, Indiana, will be approximately $245 million. We expect that capital expenditures will be funded by our cash flows from operations.
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

The outstanding balance under the revolving credit facility was $1.0 billion as of March 27, 2010 and December 26, 2009. There was no activity under the revolving credit facility during the first quarter of 2010. As of March 27, 2010, we had $994 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $6 million in issued letters of credit. As of December 26, 2009, we had $993 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $7 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.
Accounts Receivable Financing Facility and Other Short-Term Debt
Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebates accounts receivable. As of March 27, 2010 and December 26, 2009, there were no amounts outstanding and $600 million available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by our credit rating. This facility is renewable annually at the option of both Medco and the banks. Additionally, we have short-term debt of $21.1 million and $15.8 million outstanding as of March 27, 2010 and December 26, 2009, respectively, under a short-term revolving credit facility.
Interest Rates
The weighted average interest rate on our indebtedness was approximately 4.0% and 3.8% for the quarters ended March 27, 2010 and March 28, 2009, respectively, and reflects the fixed interest rate compared with variable interest rate mix of our debt. Several factors could change the weighted average interest rate, including, but not limited to, a change in our debt ratings, reference rates used under our bank credit facility and accounts receivable financing facility, swap agreements and the mix of our debt.
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
In connection with the issuance of $300 million aggregate principal amount of 5-year senior notes and $1.2 billion aggregate principal amount of 10-year senior notes in 2008, a portion of the $250 million notional amount 30-year treasury interest rate cash flow hedge was deemed an ineffective hedge. The cash flow hedges were settled on March 17, 2008 for $45.4 million. The ineffective portion of $9.8 million was immediately expensed and recorded to interest (income) and other (income), expense, net. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive loss as of March 27, 2010 and December 26, 2009 was $17.6 million and $18.1 million, net of tax, respectively.
In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The fair value of our obligation under our interest rate swap agreements, represented net receivables of $14.1 million and $14.0 million as of March 27, 2010 and December 26, 2009, respectively, which are reported in other noncurrent assets, with offsetting amounts recorded in long-term debt, net, on our consolidated balance sheets. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.

Covenants
All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at March 27, 2010 and December 26, 2009.
Debt Ratings
Medco’s debt ratings, all of which represent investment grade, reflect the following as of the filing date of this Quarterly Report on Form 10-Q: Moody’s Investors Service, Baa3; Standard & Poor’s, BBB; and Fitch Ratings, BBB.
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
EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating ability of each prescription. EBITDA, and as a result, EBITDA per adjusted prescription, are affected by the changes in prescription volumes between retail and mail order, the relative representation of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business. Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.
The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended
	March 27,	March 28,
	2010	2009
Net income	$320.5	$291.0
Add:
Interest expense	40.7	45.1
Interest (income) and other (income) expense, net	(1.4)	(3.5)
Provision for income taxes	211.8	195.3
Depreciation expense	44.4	43.2
Amortization expense	70.5	75.9

EBITDA	$686.5	$647.0

Adjusted prescriptions(1)	239.2	226.1

EBITDA per adjusted prescription	$2.87	$2.86

(1)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

For the first quarter of 2010 compared to the first quarter of 2009, EBITDA increased by 6.1%, compared to an increase in net income of 10.1%, and an increase in EBITDA per adjusted prescription of 0.3%. The lower rate of increase for EBITDA compared with net income primarily reflects the aforementioned lower interest expense and amortization of intangibles. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects new and renewed client volumes.
Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of March 27, 2010, as well as our long-term debt obligations ($ in millions):

Payments Due By Period
		Remainder
	Total	of 2010	2011-2012	2013-2014	Thereafter

Long-term debt obligations (1)	$4,000.0	$—	$2,000.0	$800.0	$1,200.0
Interest payments on long-term debt obligations(2)	888.3	116.3	300.2	197.5	274.3
Operating lease obligations(3)	178.2	37.0	91.6	30.9	18.7
Prescription drug purchase commitments(4)	335.7	335.7	—	—	—
Other(5)	182.1	52.0	90.8	39.3	—

Total	$5,584.3	$541.0	$2,482.6	$1,067.7	$1,493.0

(1)	Long-term debt obligations exclude $13.4 million in total unamortized discounts on our 7.25%, 6.125% and 7.125% senior notes and the fair value of interest rate swap agreements of $14.1 million on $200 million of the $500 million in 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the March 2010 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)	Represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer, the majority of which is associated with our Specialty Pharmacy business. These consist of a firm commitment of $248.9 million, and firm commitments for 2010 of $86.8 million with additional commitments through 2012 subject to price increases or variable quantities based on patient usage or days on hand.

(5)	Consists of purchase commitments for diabetes supplies of $58.8 million, technology-related agreements of $71.7 million and advertising commitments of $9.1 million. Additionally, $42.5 million represents various purchase obligations anticipated to be fully settled by 2014, which are included in other noncurrent liabilities on the unaudited interim condensed consolidated balance sheet as of March 27, 2010.
We have a remaining minimum pension funding requirement of $16.3 million under the Internal Revenue Code (“IRC”) during 2010 for the 2009 plan year. From time to time, we make additional voluntary contributions within the maximum deductible limits set by the IRS.
As of March 27, 2010, we had letters of credit outstanding of approximately $6.0 million, which were issued under our senior unsecured revolving credit facility primarily as collateral for the deductible portion of our workers’ compensation coverage.
As of March 27, 2010, we have total gross liabilities for income tax contingencies of $106.6 million on our consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2014. In addition, approximately 30% of the income tax contingencies are scheduled to settle over the next twelve months.

For additional information regarding operating lease obligations, long-term debt, pension and other postretirement obligations, and information on deferred income taxes, see Notes 6, 8, 9 and 10, respectively, to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Commitments and Contractual Obligations” above.
Share Repurchase Program
Since 2005, we have executed share repurchases of 205.7 million shares at a cost of $8.2 billion through our share repurchase programs. We currently have a $3 billion share repurchase program, with $0.3 billion remaining as of March 27, 2010 and we expect to complete the program before its expiration in November 2010. Through the first quarter of 2010 under the current program, a total of 19.5 million shares were repurchased at a total cost of $1.23 billion with an average per-share cost of $63.17. Since the inception of the current program in November 2008, we have repurchased 51.9 million shares for a total cost of $2.67 billion with an average per-share cost of $51.40. From time to time, we may make share repurchases, which we intend to fund with our free cash flow (cash flow from operations less capital expenditures). Our Board of Directors periodically reviews our share repurchase programs and approves the associated trading parameters. For more information, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in Part II of this Quarterly Report on Form 10-Q.
Recently Adopted Financial Accounting Standards
Subsequent Events. In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance was subsequently amended in February 2010 for SEC filers and no longer requires disclosure of the date through which an entity has evaluated subsequent events. Our adoption of the standard had no impact on the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued a standard which requires additional disclosure about the amounts of, and reasons for, significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. Our adoption of the standard in 2010 did not have a material impact on our unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have floating rate debt with our bank credit facility and accounts receivable financing facility, and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of March 27, 2010, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $5.5 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.

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
Government Proceedings and Requests for Information. With respect to the third qui tam matter relating to PolyMedica, the Company has learned that the Government declined to intervene in the qui tam matter. This matter will now progress as a civil litigation, United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al., in the U.S. District Court for the Southern District of Florida, although the government could decide to intervene at any point during the course of the litigation. The complaint largely includes allegations regarding the application of invoice payments.
ERISA and Similar Litigation. With respect to Betty Jo Jones v. Merck-Medco Managed Care, L.L.C., et al., wherein the plaintiff had filed a Second Amended Complaint in which she sought to represent a class of all participants and beneficiaries of ERISA plans that required such participants to pay a percentage co-payment on prescription drugs, the U.S. District Court subsequently found that the plaintiff in this action did not have the authority to opt out on behalf of her plan and denied and overruled her objection to the settlement, thereby resulting in this case being terminated.
PolyMedica Shareholder Litigation. In May 2008, the Court granted final approval of the settlement and dismissed the actions with prejudice on the merits. Plaintiffs’ counsel’s application for attorneys’ fees was rejected by the Court, resulting in the award of costs only. Plaintiffs’ counsel had filed a motion for reconsideration of the fees with the Court. The Court has denied this motion and the plaintiff did not appeal this denial.

Item 1A.	Risk Factors
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We currently have a $3 billion share repurchase program, which expires in November 2010 (the “2008 Program”). The Company’s Board of Directors periodically reviews any share repurchase programs and approves the associated trading parameters.
The following is a summary of the Company’s share repurchase activity for the three months ended March 27, 2010:

Issuer Purchases of Equity Securities(1)
			Total number of	Approximate
			shares purchased as	dollar value of
			part of a publicly	shares
			announced	that may yet be
	Total number of	Average	program since	purchased under
	shares	price paid	inception of latest	the program(4)
Fiscal Period	purchased	per share(2)	program(3)	(in thousands)
Balances at December 26, 2009			32,444,190	$1,561,458

December 27 to January 23, 2010	3,216,849	$64.60	3,216,849	$1,353,637
January 24 to February 20, 2010	8,616,437	$62.19	8,616,437	$817,792
February 21 to March 27, 2010	7,635,895	$63.68	7,635,895	$331,573

First quarter 2010 totals	19,469,181	$63.17	19,469,181

(1)	All information set forth in the table above relates to the Company’s 2008 Program. The 2008 Program was announced in November 2008 and pursuant to the 2008 Program, the Company is authorized to repurchase up to $3 billion of its common stock, and we expect to complete the 2008 Program before its expiration in November 2010.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases settled during the three months ended March 27, 2010. The average per-share cost for repurchases under the 2008 Program from inception through March 27, 2010 is $51.40.

(3)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced 2008 Program.

(4)	The balances at March 27, 2010 reflect the remaining authorized repurchases under the 2008 Program.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
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
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of April 26, 2010(1):

			Number of
	Number of Shares		Shares Sold	Projected	Projected
	to be Sold Under		Under the	Beneficial	Aggregate
Name and Position	the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

Brian T. Griffin(6) Group President, Health Plans	277,990	Option exercise of 268,164 shares shall occur when stock reaches specific prices; sale of 9,826 previously acquired shares shall occur when stock reaches a specific price. See footnote(6).	0	40,943	315,253

Timothy C. Wentworth Group President, Employer Accounts	121,487	Option exercise of 121,487 shares shall occur when stock reaches specific prices.	14,678	49,424	323,957

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through April 26, 2010.

(2)	This column reflects the number of shares remaining to be sold as of April 26, 2010.

(3)	This column reflects the number of shares sold under the plan through April 26, 2010.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of April 26, 2010, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since April 26, 2010 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of April 26, 2010, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since April 26, 2010 outside of the plan.

(6)	The trading plan for Mr. Griffin also covers 100 percent of the net shares that will be delivered upon the vesting of Mr. Griffin’s restricted stock units granted on August 31, 2007, after the payment of withholding taxes and provided the stock reaches a specific price. The exact number of shares will be determined on the vesting date. As a result, the shares are not reflected in this table.

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

MEDCO HEALTH SOLUTIONS, INC. (Registrant)
Date: April 28, 2010	By:	/s/ David B. Snow, Jr.
		Name:	David B. Snow, Jr.
		Title:	Chairman and Chief Executive Officer

Date: April 28, 2010	By:	/s/ Richard J. Rubino
		Name:	Richard J. Rubino
		Title:	Senior Vice President, Finance and Chief Financial Officer