Form 10-Q
period 2010-06-26
MEDCO HEALTH SOLUTIONS INC
filed 2010-07-22
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 16, 2010, the registrant had 433,652,361 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	June 26,	December 26,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,183.7	$2,528.2
Short-term investments	54.0	20.1
Manufacturer accounts receivable, net	1,796.4	1,765.5
Client accounts receivable, net	2,083.6	2,063.3
Income taxes receivable	23.7	198.3
Inventories, net	1,162.1	1,285.3
Prepaid expenses and other current assets	77.0	67.1
Deferred tax assets	232.6	230.8

Total current assets	6,613.1	8,158.6
Property and equipment, net	923.3	912.5
Goodwill	6,345.4	6,333.0
Intangible assets, net	2,296.3	2,428.8
Other noncurrent assets	61.9	82.6

Total assets	$16,240.0	$17,915.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$3,158.3	$3,506.4
Client rebates and guarantees payable	2,454.9	2,106.9
Accrued expenses and other current liabilities	553.0	718.6
Short-term debt	19.1	15.8

Total current liabilities	6,185.3	6,347.7
Long-term debt, net	4,004.8	4,000.1
Deferred tax liabilities	897.1	958.8
Other noncurrent liabilities	227.5	221.7

Total liabilities	11,314.7	11,528.3

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock, par value $0.01— authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01— authorized: 2,000,000,000 shares; issued: 664,015,857 shares at June 26, 2010 and 660,846,867 shares at December 26, 2009	6.6	6.6
Accumulated other comprehensive loss	(61.1)	(44.2)
Additional paid-in capital	8,292.2	8,156.7
Retained earnings	5,887.0	5,209.6

	14,124.7	13,328.7

Treasury stock, at cost: 223,411,093 shares at June 26, 2010 and 186,353,868 shares at December 26, 2009	(9,199.4)	(6,941.5)

Total stockholders’ equity	4,925.3	6,387.2

Total liabilities and stockholders’ equity	$16,240.0	$17,915.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Product net revenues (Includes retail co-payments of $2,279 and $2,114 in the second quarters of 2010 and 2009, and $4,750 and $4,373 in the six months of 2010 and 2009)	$16,163.3	$14,729.6	$32,247.0	$29,345.8
Service revenues	244.2	200.8	471.4	418.5

Total net revenues	16,407.5	14,930.4	32,718.4	29,764.3

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $2,279 and $2,114 in the second quarters of 2010 and 2009, and $4,750 and $4,373 in the six months of 2010 and 2009)	15,284.5	13,856.1	30,538.1	27,688.0
Cost of service revenues	61.3	58.5	125.8	116.3

Total cost of revenues	15,345.8	13,914.6	30,663.9	27,804.3
Selling, general and administrative expenses	376.4	370.7	727.0	711.0
Amortization of intangibles	70.7	75.9	141.2	151.8
Interest expense	38.8	43.4	79.5	88.5
Interest (income) and other (income) expense, net	(6.3)	(2.2)	(7.7)	(5.7)

Total costs and expenses	15,825.4	14,402.4	31,603.9	28,749.9

Income before provision for income taxes	582.1	528.0	1,114.5	1,014.4
Provision for income taxes	225.2	215.9	437.1	411.2

Net income	$356.9	$312.1	$677.4	$603.2

Basic weighted average shares outstanding	453.0	479.6	460.4	485.9

Basic earnings per share	$0.79	$0.65	$1.47	$1.24

Diluted weighted average shares outstanding	462.0	488.0	470.1	494.5

Diluted earnings per share	$0.77	$0.64	$1.44	$1.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

	Shares of	Shares		Accumulated
	Common	of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional
	Issued	Stock	Stock	Income (Loss)	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balances at December 26, 2009	660,847	186,354	$6.6	$(44.2)	$8,156.7	$5,209.6	$(6,941.5)	$6,387.2

Comprehensive income (loss):
Net income	—	—	—	—	—	677.4	—	677.4

Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(17.6)	—	—	—	(17.6)
Amortization of unrealized loss on cash flow hedge, net of tax of $(0.7)	—	—	—	1.1	—	—	—	1.1
Defined benefit plans, net of tax:
Amortization of prior service credit included in net periodic benefit cost, net of tax of $0.8	—	—	—	(1.2)	—	—	—	(1.2)
Net gains included in net periodic benefit cost, net of tax of $(0.5)	—	—	—	0.8	—	—	—	0.8

Other comprehensive income (loss)	—	—	—	(16.9)	—	—	—	(16.9)

Total comprehensive income (loss)	—	—	—	(16.9)	—	677.4	—	660.5
Stock option activity, including tax benefit	1,866	—	—	—	113.4	—	—	113.4
Issuance of common stock under employee stock purchase plan	169	—	—	—	10.9	—	—	10.9
Restricted stock unit activity, including tax benefit	1,134	—	—	—	11.2	—	—	11.2
Treasury stock acquired	—	37,057	—	—	—	—	(2,257.9)	(2,257.9)

Balances at June 26, 2010	664,016	223,411	$6.6	$(61.1)	$8,292.2	$5,887.0	$(9,199.4)	$4,925.3

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	June 26,	June 27,
	2010	2009
Cash flows from operating activities:
Net income	$677.4	$603.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89.2	87.4
Amortization of intangibles	141.2	151.8
Deferred income taxes	(91.0)	(132.9)
Stock-based compensation on employee stock plans	77.8	71.2
Tax benefit on employee stock plans	63.4	43.8
Excess tax benefits from stock-based compensation arrangements	(34.1)	(20.4)
Other	49.1	83.1
Net changes in assets and liabilities (net of acquisition effects for 2010):
Manufacturer accounts receivable, net	(30.9)	(20.9)
Client accounts receivable, net	(80.3)	(334.3)
Income taxes receivable	174.6	17.5
Inventories, net	121.8	359.3
Prepaid expenses and other current assets	(9.9)	257.1
Other noncurrent assets	(11.2)	7.0
Claims and other accounts payable	(345.3)	644.1
Client rebates and guarantees payable	348.0	510.4
Accrued expenses and other current and noncurrent liabilities	(149.0)	(61.9)

Net cash provided by operating activities	990.8	2,265.5

Cash flows from investing activities:
Capital expenditures	(100.4)	(98.1)
Purchases of securities and other assets	(23.2)	(105.2)
Acquisitions of businesses, net of cash acquired	(33.8)	—
Proceeds from sale of securities and other investments	18.5	44.1

Net cash used by investing activities	(138.9)	(159.2)

Cash flows from financing activities:
Proceeds from revolving credit facility	200.0	—
Repayments on revolving credit facility	(200.0)	—
Proceeds from short-term debt	3.3	9.1
Purchases of treasury stock	(2,257.9)	(1,007.1)
Excess tax benefits from stock-based compensation arrangements	34.1	20.4
Net proceeds from employee stock plans	24.1	18.4

Net cash used by financing activities	(2,196.4)	(959.2)

Net (decrease) increase in cash and cash equivalents	(1,344.5)	1,147.1
Cash and cash equivalents at beginning of period	2,528.2	938.4

Cash and cash equivalents at end of period	$1,183.7	$2,085.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION AND ACQUISITIONS OF BUSINESSES
The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009. The Company’s second fiscal quarters for 2010 and 2009 each consisted of 13 weeks and ended on June 26, 2010 and June 27, 2009, respectively.
On January 29, 2010, the Company acquired DNA Direct, Inc., a leader in providing guidance and decision support to payors, physicians and patients, on a range of complex issues related to genomic medicine. The inclusion of DNA Direct, Inc.’s results of operations since the acquisition or its pro forma inclusion on prior period results did not have a material impact on the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
On June 21, 2010, the Company and Celesio AG (“Celesio”), a company based in Germany and one of the leading international service providers within the pharmaceutical and healthcare markets, announced a joint venture with a long-term goal of improving patient health and helping to relieve the significant financial burden on healthcare payors across Europe. Headquartered in the Netherlands, the 50/50 joint venture, Medco Celesio B.V., will combine Medco’s and Celesio’s strengths in pharmacy-driven clinical care. Medco Celesio B.V. will target patients with chronic or complex conditions, such as diabetes, asthma, high-cholesterol and heart disease. It will concentrate on innovative, integrated clinical services designed to improve patient adherence, integrate care across multiple providers, enhance safety and deliver greater value across the healthcare system. The transaction is expected to close in the second half of fiscal 2010.
In conjunction with the Medco Celesio B.V. joint venture, Medco intends to contribute Europa Apotheek Venlo B.V. (“Europa Apotheek”), a wholly-owned subsidiary, subject to receipt of regulatory approvals. On April 28, 2008, the Company had acquired a majority interest in Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. During the second quarter of 2010, and in connection with the Medco Celesio B.V. joint venture, the Company settled its purchase obligation for the remaining interest in Europa Apotheek. As of June 26, 2010, approximately half of the accumulated other comprehensive loss component of the Company’s stockholders’ equity represents an unrecognized foreign currency translation loss associated with Europa Apotheek, reflecting the weakened euro. Concurrent with the expected closing of the Medco Celesio B.V. transaction in the second half of fiscal 2010 and based on the foreign currency translation at that time, this item will be reflected in the Company’s results of operations. In addition, the Company’s investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be reflected in our results of operations.
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
Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued a standard which requires additional disclosure about the amounts of, and reasons for, significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard requires disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. The Company’s adoption of the standard in 2010 did not have a material impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
The Company utilizes the best available information in measuring fair value. The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets recorded at fair value on a recurring basis ($ in millions):
Fair Value Measurements at Reporting Date

	June 26,
Description	2010		Level 1	Level 2
Money market mutual funds	$854.0	(1)	$854.0	$—
Fair value of interest rate swap agreements	17.8	(2)	—	17.8

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.
Fair Value Measurements at Reporting Date

	December 26,
Description	2009		Level 1	Level 2
Money market mutual funds	$1,959.0	(1)	$1,959.0	$—
Fair value of interest rate swap agreements	14.0	(2)	—	14.0

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.
The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the consolidated balance sheets at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians. The fair value of the Company’s obligation under its interest rate swap agreements, which hedge interest costs on the senior notes, is based upon observable market-based inputs that reflect the present values of the differences between estimated future fixed rate payments and future variable rate receipts, and therefore are classified within Level 2. Historically, there have not been significant fluctuations in the fair value of the Company’s financial assets.
Fair Value of Financial Instruments
The carrying amounts of the term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities, short-term and long-term investments approximated fair values as of June 26, 2010 and December 26, 2009. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their future cash flows.

The carrying amounts and the fair values of the Company’s senior notes are shown in the following table ($ in millions):

	June 26, 2010			December 26, 2009
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
7.25% senior notes due 2013	$498.4	(1)	$572.6	$498.2	(1)	$560.8
6.125% senior notes due 2013	299.0	(1)	330.3	298.8	(1)	322.4
7.125% senior notes due 2018	1,189.6	(1)	1,404.6	1,189.1	(1)	1,341.2

(1)	Reported in long-term debt, net, on the unaudited interim condensed consolidated balance sheets, net of unamortized discount.
The fair values of the senior notes are based on observable relevant market information. Fluctuations between the carrying amounts and the fair values of the senior notes for the periods presented are associated with changes in market interest rates.
4. EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Basic weighted average shares outstanding	453.0	479.6	460.4	485.9
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	9.0	8.4	9.7	8.6

Diluted weighted average shares outstanding	462.0	488.0	470.1	494.5

The FASB’s earnings per share standard requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For both the quarter and six months ended June 26, 2010, there were outstanding options to purchase 6.0 million shares of Medco stock, which were not dilutive to the EPS calculations when applying the treasury stock method. These outstanding options may be dilutive to future EPS calculations. For both the quarter and six months ended June 27, 2009, there were outstanding options to purchase 11.2 million shares of Medco stock, which were not dilutive to the EPS calculations. The decreases in the basic weighted average shares outstanding and diluted weighted average shares outstanding for the quarter and six months ended June 26, 2010 compared to the same periods in 2009 result from the repurchase of approximately 223.3 million shares of stock in connection with the Company’s share repurchase programs since inception in 2005 through the second quarter of 2010, compared to an equivalent amount of 182.6 million shares purchased inception-to-date through the end of the second quarter of 2009. The Company repurchased approximately 17.6 million and 37.1 million shares of stock in the second quarter and six months of 2010, respectively, compared to approximately 18.3 million and 23.6 million shares in the second quarter and six months of 2009, respectively. In accordance with the standard, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.
5. ACCOUNTS RECEIVABLE
The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable are presented net of allowance for doubtful accounts and include a reduction for rebates and guarantees payable to clients when these payables are settled on a net basis in the form of an invoice credit. As of June 26, 2010 and December 26, 2009, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $512.7 million and $483.1 million, respectively.

The Company’s allowance for doubtful accounts as of June 26, 2010 and December 26, 2009 of $145.1 million and $133.3 million, respectively, includes $94.2 million and $86.1 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 9, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Specialty Pharmacy segment. The Company’s allowance for doubtful accounts as of June 26, 2010 and December 26, 2009 also includes $39.9 million and $37.4 million, respectively, related to PolyMedica Corporation (“PolyMedica”) for diabetes supplies, which are primarily reimbursed by government agencies and insurance companies. In addition, the Company’s allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings.
6. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the Company’s carrying amount of goodwill for the six months ended June 26, 2010 are as follows ($ in millions):

		Specialty
	PBM	Pharmacy	Total
Balances as of December 26, 2009	$4,417.1	$1,915.9	$6,333.0
Goodwill acquired	26.4	1.3	27.7
Translation adjustments and other	(15.1)	(0.2)	(15.3)

Balances as of June 26, 2010	$4,428.4	$1,917.0	$6,345.4

The following is a summary of the Company’s intangible assets ($ in millions):

	June 26, 2010			December 26, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Client relationships	$3,447.6	$2,073.4	$1,374.2	$3,446.1	$1,977.2	$1,468.9
Trade names	568.0	56.5	511.5	569.3	47.6	521.7
Manufacturer relationships	357.5	86.4	271.1	357.5	77.5	280.0
Patient relationships	282.1	149.9	132.2	280.1	127.8	152.3
Other intangible assets	39.0	31.7	7.3	33.7	27.8	5.9

Total	$4,694.2	$2,397.9	$2,296.3	$4,686.7	$2,257.9	$2,428.8

For intangible assets existing as of June 26, 2010, aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated as follows ($ in millions):

Fiscal Years Ending December
2010 (remaining)	$140.5
2011	262.6
2012	253.6
2013	248.8
2014	246.0

Total	$1,151.5

The weighted average useful life of intangible assets subject to amortization is 23 years in total. The weighted average useful life is approximately 23 years for the PBM client relationships and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. The Company expenses the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of June 26, 2010 is approximately 1.8 years. The Company has experienced client retention rates of approximately 98% for the past two years.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Service cost	$6.2	$5.6	$12.8	$12.1
Interest cost	3.5	3.8	6.8	6.6
Expected return on plan assets	(3.1)	(2.5)	(6.1)	(4.9)
Amortization of prior service cost	—	—	0.1	0.1
Net amortization of actuarial losses	0.5	1.6	1.0	2.7

Net pension cost	$7.1	$8.5	$14.6	$16.6

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Service cost	$0.4	$0.2	$0.7	$0.5
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service credit	(1.1)	(1.0)	(2.1)	(2.0)
Net amortization of actuarial losses	0.1	0.1	0.2	0.2

Net postretirement benefit credit	$(0.4)	$(0.5)	$(0.8)	$(0.9)

The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service credit component of the net postretirement benefit credit.
8. SHARE REPURCHASE PROGRAMS
Since 2005, when the Company commenced its first share repurchase program, the Company has executed share repurchases of 223.3 million shares at a cost of $9.2 billion and at an average per-share cost of $41.18. During the six months of 2010, the Company repurchased 37.1 million shares at a total cost of $2,257.9 million with an average per-share cost of $60.93 under its share repurchase programs. The Company’s $3 billion share repurchase program, which was announced in November 2008 (the “2008 Program”), was completed in May 2010. From the inception of the 2008 Program through completion, the Company repurchased 57.5 million shares at an average per-share cost of $52.15.
In May 2010, the Company’s Board of Directors approved a new $3 billion share repurchase program (the “2010 Program”), authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing May 17, 2010. During the second quarter of 2010, the Company repurchased 12.0 million shares at a total cost of $696.5 million and at an average per-share cost of $58.14 under the 2010 Program. The timing and extent of any repurchases will depend upon market conditions, corporate requirements and other factors. The Company intends to fund share repurchases with the Company’s free cash flow (cash flow from operations less capital expenditures) and existing sources of capital. The Company’s Board of Directors periodically reviews the Company’s share repurchase programs and approves the associated trading parameters.
9. SEGMENT AND GEOGRAPHIC DATA
Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to the Company’s clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, which provides diabetes testing supplies and related products in conjunction with the Company’s diabetes pharmacy care practice and Therapeutic Resource Center activities, as well as Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. The Specialty Pharmacy segment includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases including specialty infusion services.

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

Quarterly Results:	Quarter Ended June 26, 2010			Quarter Ended June 27, 2009
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Product net revenues	$13,374.8	$2,788.5	$16,163.3	$12,367.9	$2,361.7	$14,729.6
Service revenues	217.8	26.4	244.2	178.3	22.5	200.8

Total net revenues	13,592.6	2,814.9	16,407.5	12,546.2	2,384.2	14,930.4
Total cost of revenues	12,728.9	2,616.9	15,345.8	11,706.4	2,208.2	13,914.6
Selling, general and administrative expenses	299.0	77.4	376.4	294.6	76.1	370.7
Amortization of intangibles	60.0	10.7	70.7	64.5	11.4	75.9

Operating income	$504.7	$109.9	$614.6	$480.7	$88.5	$569.2

Reconciling items to income before provision for income taxes:
Interest expense			38.8			43.4
Interest (income) and other (income) expense, net			(6.3)			(2.2)

Income before provision for income taxes			$582.1			$528.0

Capital expenditures	$47.9	$9.9	$57.8	$57.1	$5.6	$62.7

Year-to-Date Results:	Six Months Ended June 26, 2010			Six Months Ended June 27, 2009
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Product net revenues	$26,805.2	$5,441.8	$32,247.0	$24,720.2	$4,625.6	$29,345.8
Service revenues	422.0	49.4	471.4	373.6	44.9	418.5

Total net revenues	27,227.2	5,491.2	32,718.4	25,093.8	4,670.5	29,764.3
Total cost of revenues	25,559.8	5,104.1	30,663.9	23,487.3	4,317.0	27,804.3
Selling, general and administrative expenses	577.8	149.2	727.0	560.1	150.9	711.0
Amortization of intangibles	119.8	21.4	141.2	129.0	22.8	151.8

Operating income	$969.8	$216.5	$1,186.3	$917.4	$179.8	$1,097.2

Reconciling items to income before provision for income taxes:
Interest expense			79.5			88.5
Interest (income) and other (income) expense, net			(7.7)			(5.7)

Income before provision for income taxes			$1,114.5			$1,014.4

Capital expenditures	$85.1	$15.3	$100.4	$87.7	$10.4	$98.1

Identifiable Assets:	As of June 26, 2010			As of December 26, 2009
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total
Total identifiable assets	$12,470.5	$3,769.5	$16,240.0	$14,226.8	$3,688.7	$17,915.5

Geographic Information. The Company’s net revenues from its European operations represented less than 1% of the Company’s consolidated net revenues for the quarters and six months ended June 26, 2010 and June 27, 2009. All other revenues are primarily earned in the United States.
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
The third qui tam matter relates to PolyMedica, a subsidiary of the Company acquired in the fourth quarter of 2007. The Company learned that the Government declined to intervene in the qui tam matter. This matter is progressing as a civil litigation, United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al., in the U.S. District Court for the Southern District of Florida, although the government could decide to intervene at any point during the course of the litigation. The complaint largely includes allegations regarding the application of invoice payments. In July 2010, the U.S. District Court for the Southern District of Florida dismissed the action without prejudice.
ERISA and Similar Litigation. In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck & Co., Inc. (“Merck”) and the Company. The suit alleged that the Company should be treated as a “fiduciary” under the provisions of ERISA (the Employee Retirement Income Security Act of 1974) and that the Company had breached fiduciary obligations under ERISA in a variety of ways. After the Gruer case was filed, a number of other cases were filed in the same Court asserting similar claims. In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis for $42.5 million, and agreed to certain business practice changes, to avoid the significant cost and distraction of protracted litigation. In September 2003, the Company paid $38.3 million to an escrow account, representing the Company’s portion, or 90%, of the proposed settlement. The release of claims under the settlement applies to plans for which the Company administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval. It does not involve the release of any potential antitrust claims. In May 2004, the U.S. District Court granted final approval to the settlement and a final judgment was entered in June 2004.

Various appeals were taken and in October 2007, the U.S. Court of Appeals for the Second Circuit overruled all but one objection to the settlement that had been the subject of the appeals. The appeals court vacated the lower court’s approval of the settlement in one respect, and remanded the case to the District Court for further proceedings relating to the manner in which the settlement funds should be allocated between self-funded and insured plans. Since that time, the settlement has been revised to allocate a greater percentage of the settlement funds to self-funded plans, and in May 2010, the District Court approved the distribution of the settlement funds to members of the settlement class under the revised plan of allocation. The plaintiff in one action in the Gruer series of cases discussed above, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., elected to opt out of the settlement.
Similar ERISA-based complaints against the Company and Merck were filed in eight additional actions by ERISA plan participants, purportedly on behalf of their plans, and, in some of the actions, similarly situated self-funded plans. The ERISA plans themselves, which were not parties to these lawsuits, had elected to participate in the Gruer settlement discussed above and, accordingly, seven of these actions had been dismissed pursuant to the final judgment discussed above. The only remaining matter of these similar ERISA-based complaints, Betty Jo Jones, v. Merck-Medco Managed Care, L.L.C., et al., was later resolved as part of the Gruer settlement. In addition to these cases, a proposed class action complaint against Merck and the Company was filed in the U.S. District Court for the Northern District of California by trustees of another benefit plan, the United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust. This plan also elected to opt out of the Gruer settlement, and this action was subsequently transferred and consolidated in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation. In June 2010, the Company filed for summary judgment in both the Blumenthal v. Merck-Medco Managed Care, L.L.C., et al. and the United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc. actions.
In September 2002, a lawsuit captioned Miles v. Merck-Medco Managed Care, L.L.C., based on allegations similar to those in the ERISA cases discussed above, was filed against Merck and the Company in the Superior Court of California. The theory of liability in this action is based on a California law prohibiting unfair business practices. The Miles case was removed to the U.S. District Court for the Southern District of California and was later transferred to the U.S. District Court for the Southern District of New York and consolidated with the ERISA cases pending against Merck and the Company in that Court. In May 2010, the parties entered into a Stipulation and Order of Dismissal, agreeing to dismiss this matter with prejudice.
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
In January 2004, a lawsuit captioned Alameda Drug Company, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed against the Company and Merck in the Superior Court of California. The plaintiffs, which seek to represent a class of all California pharmacies that had contracted with the Company and that had indirectly purchased prescription drugs from Merck, allege, among other things, that since the expiration of a 1995 consent injunction entered by the U.S. District Court for the Northern District of California, if not earlier, the Company failed to maintain an Open Formulary (as defined in the consent injunction), and that the Company and Merck had failed to prevent nonpublic information received from competitors of Merck and the Company from being disclosed to each other. The plaintiffs further allege that, as a result of these alleged practices, the Company had been able to increase its market share and artificially reduce the level of reimbursement to the retail pharmacy class members, and that the prices of prescription drugs from Merck and other pharmaceutical manufacturers that do business with the Company had been fixed and raised above competitive levels. The plaintiffs assert claims for violation of California antitrust law and California law prohibiting unfair business practices. The plaintiffs demand, among other things, compensatory damages, restitution, disgorgement of unlawfully obtained profits and injunctive relief. In the complaint, the plaintiffs further allege, among other things, that the Company acted as a purchasing agent for its plan sponsor customers, resulting in a system that serves to suppress competition.
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
Purchase Commitments
As of June 26, 2010, the Company has contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer, the majority of which is associated with the Company’s Specialty Pharmacy business. These consist of a firm commitment of $171.0 million, and firm commitments of $114.2 million and $3.6 million for 2010 and 2011, respectively, with additional commitments through 2012 subject to price increases or variable quantities based on patient usage or days on hand. The Company also has purchase commitments for diabetes supplies of $50.7 million, technology-related agreements of $60.0 million and advertising commitments of $6.5 million.

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
Our business model requires collaboration with retail pharmacies, physicians, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, pharmaceutical manufacturers and, particularly in Specialty Pharmacy, collaboration with state Medicaid agencies, and other third-party payors such as health insurers. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing PBM services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group, which we believe is the nation’s largest specialty pharmacy based on revenues. Medco’s Therapeutic Resource Center focused on diabetes was augmented with the 2007 acquisition of PolyMedica Corporation (“PolyMedica”), through which we believe we became the largest diabetes pharmacy care practice based on covered patients. In 2008, our capabilities were extended abroad when we acquired Europa Apotheek Venlo B.V. (“Europa Apotheek”), which primarily provides mail-order pharmacy services in Germany. In 2009, we advanced our European healthcare initiatives through a joint venture with United Drug plc, a pan-European healthcare leader, to provide home-based pharmacy care services in the United Kingdom for patients covered by the country’s National Health Service. Medco partnered with Sweden’s largest pharmacy chain, Apoteket, developing, and providing ongoing support for a national centralized drug utilization review system in Sweden. Additionally, we reinforced our commitment to advancing the science of personalized medicine through our January 2010 acquisition of DNA Direct, Inc. (“DNA Direct”), a leader in providing guidance and decision support to payors, physicians and patients, on a range of complex issues related to genomic medicine.
On June 21, 2010, Medco and Celesio AG (“Celesio”), a company based in Germany and one of the leading international service providers within the pharmaceutical and healthcare markets, announced a joint venture with a long-term goal of improving patient health and helping to relieve the significant financial burden on healthcare payors across Europe. Headquartered in the Netherlands, the 50/50 joint venture, Medco Celesio B.V., will combine Medco’s and Celesio’s strengths in pharmacy-driven clinical care. Medco Celesio B.V. will target patients with chronic or complex conditions, such as diabetes, asthma, high-cholesterol and heart disease. It will concentrate on innovative, integrated clinical services designed to improve patient adherence, integrate care across multiple providers, enhance safety and deliver greater value across the healthcare system. The transaction is expected to close in the second half of fiscal 2010.
In conjunction with the Medco Celesio B.V. joint venture, Medco intends to contribute Europa Apotheek, a wholly-owned subsidiary, subject to receipt of regulatory approvals. As of June 26, 2010, approximately half of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss associated with Europa Apotheek, reflecting the weakened euro. Concurrent with the expected closing of the Medco Celesio B.V. transaction in the second half of fiscal 2010 and based on the foreign currency translation at that time, this item will be reflected in our results of operations. In addition, our investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be reflected in our results of operations.
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
Financial Performance Summary for the Quarter and Six Months Ended June 26, 2010
Our diluted earnings per share increased 20.3% to $0.77 and net income increased 14.4% to $356.9 million for the second quarter of 2010 compared to $0.64 per share and $312.1 million, respectively, for the second quarter of 2009. Our diluted earnings per share increased 18.0% to $1.44 and net income increased 12.3% to $677.4 million for the six months of 2010 compared to $1.22 per share and $603.2 million, respectively, for the six months of 2009. These increases primarily reflect higher generic dispensing rates and mail-order generic volumes, increased service margin, a decrease in the diluted weighted average shares outstanding, growth in the Specialty Pharmacy business, a second-quarter 2010 benefit of approximately $27 million associated with our receipt of a settlement award in a class action antitrust lawsuit brought by direct purchasers of a brand-name medication, and a lower effective tax rate. These are partially offset by the effect of client renewal pricing, as well as increased selling, general and administrative (“SG&A”) expenses. For the six months ended June 26, 2010, we generated cash flow from operations of $990.8 million and had cash and cash equivalents of $1,183.7 million on our unaudited interim condensed consolidated balance sheet at June 26, 2010.
The diluted weighted average shares outstanding were 462.0 million for the second quarter and 470.1 million for the six months of 2010, compared to 488.0 million for the second quarter and 494.5 million for the six months of 2009, representing decreases of 5.3% and 4.9%, respectively, resulting primarily from our share repurchase programs.
Our total net revenues increased 9.9% to $16,407.5 million for the second quarter, and increased 9.9% to $32,718.4 million for the six months of 2010. Product net revenues increased 9.7% to $16,163.3 million for the second quarter, and 9.9% to $32,247.0 million for the six months of 2010, which reflects higher mail-order and retail prescription volume driven by new business, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts. Additionally, our service revenues increased 21.6% to $244.2 million for the second quarter and 12.6% to $471.4 million for the six months of 2010, driven by higher client and other service revenues primarily reflecting higher revenues associated with Medicare Part D-related product offerings and increased revenues from formulary management fees, as well as higher claims processing administrative fees and increased revenues from clinical programs.
The total adjusted prescription volume, which adjusts mail-order prescription volume for the difference in days supply between mail order and retail, increased 6.0% to 238.4 million for the second quarter and 5.9% to 477.6 million for the six months of 2010, and reflects higher mail-order and retail volumes attributed to new clients. The increases in mail-order prescription volume for the second quarter and six months of 2010 are driven by an increase in generic volumes, as brand-name volumes were lower than the second quarter and six months of 2009. The adjusted mail-order penetration rate was 34.3% for the second quarter and 34.1% for the six months of 2010, compared to 34.4% for the second quarter and 34.2% for the six months of 2009.

Our overall generic dispensing rate increased to 70.6% for the second quarter and 70.1% for the six months of 2010, from 67.3% for the second quarter and 67.1% for the six months of 2009, reflecting the impact of the introduction of new generic products since the second quarter of 2009, heightened use of previously released generics, and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in reductions to net revenues of approximately $870 million and $1,560 million for the second quarter and six months of 2010, respectively.
Our overall gross margin percentage decreased to 6.5% in the second quarter and 6.3% in the six months of 2010, from 6.8% in the second quarter and 6.6% in the six months of 2009, primarily reflecting the effect of client renewal pricing, higher retail volumes, and a lower Specialty Pharmacy gross margin percentage due to product, channel and new client mix. The gross margin percentage declines were partially offset by increased generic dispensing rates and mail-order generic volumes, as well as the aforementioned settlement award of approximately $27 million. We anticipate the contribution from generics to increase throughout 2010.
SG&A expenses of $376.4 million for the second quarter of 2010 increased by $5.7 million, or 1.5%, from the second quarter of 2009. SG&A expenses of $727.0 million for the six months of 2010 increased by $16.0 million, or 2.3%, from the six months of 2009. These increases primarily reflect higher technology-related expenses associated with strategic initiatives.
Amortization of intangible assets of $70.7 million for the second quarter and $141.2 million for the six months of 2010 decreased $5.2 million and $10.6 million from the second quarter and six months of 2009, respectively, primarily reflecting lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships.
Interest expense of $38.8 million for the second quarter and $79.5 million for the six months of 2010 decreased $4.6 million and $9.0 million from the second quarter and six months of 2009, respectively. These decreases primarily reflect lower interest rates on the floating rate components of outstanding debt. Additionally, total outstanding debt was reduced as there were repayments on our accounts receivable financing facility of $600 million during the second half of 2009.
Interest (income) and other (income) expense, net, of ($6.3) million for the second quarter and ($7.7) million for the six months of 2010 increased $4.1 million and $2.0 million, respectively, from ($2.2) million for the second quarter and ($5.7) million for the six months of 2009, primarily reflecting foreign currency favorability, partially offset by decreased interest income driven by lower interest rates earned on lower average operating cash balances, and our joint venture activity.
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 38.7% for the second quarter and 39.2% for the six months of 2010, compared to 40.9% for the second quarter and 40.5% for the six months of 2009, reflecting our lower state income tax rates.
Key Financial Statement Components
Consolidated Statements of Income
Our net revenues are comprised primarily of product net revenues and are derived principally from the sale of prescription drugs through our networks of contractually affiliated retail pharmacies and through our mail-order pharmacies, and are recorded net of certain discounts, rebates and guarantees payable to clients and members. The majority of our product net revenues are derived on a fee-for-service basis. Product net revenues also include revenues from the sale of diabetes supplies by PolyMedica as part of our diabetes pharmacy care practice. Our Specialty Pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients.

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
In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income where the requirements of Authoritative Guidance are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Items 7 and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. In the second quarter and six months of 2010, premium revenues for our PDP products, which exclude member cost share, were $181 million and $363 million, respectively, or 1% of total net revenues. In the second quarter and six months of 2009, premium revenues for our PDP products, which exclude member cost share, were $148 million and $291 million, respectively, or less than 1% of total net revenues.
Our agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require us to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to “any willing pharmacy”; (vii) provide emergency out-of-network coverage; and (viii) implement a comprehensive Medicare and Fraud, Waste and Abuse compliance program. We have various contractual and regulatory compliance requirements associated with participating in Medicare Part D. Similar to our requirements with other clients, our policies and practices associated with executing our PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, may be imposed. Additionally, each calendar year, payment will vary based on the annual benchmark that applies as a result of Medicare Part D plan bids for the applicable year, as well as for changes in the CMS methodology for calculating risk adjustment factors.

Service revenues consist principally of administrative fees and clinical program fees earned from clients, sales of prescription services to pharmaceutical manufacturers, performance-oriented fees paid by Specialty Pharmacy manufacturers, and other non-product-related revenues.
Cost of revenues is comprised primarily of cost of product net revenues and is principally attributable to the dispensing of prescription drugs. Cost of product net revenues for prescriptions dispensed through our networks of retail pharmacies is comprised of the contractual cost of drugs dispensed by, and professional fees paid to, retail pharmacies in the networks, including the associated member co-payments. Our cost of product net revenues relating to drugs dispensed by our mail-order pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. The operating costs of our call center pharmacies are also included in cost of product net revenues. In addition, cost of product net revenues includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels.
Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare PDP product offerings and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,550 for coverage year 2010 and $4,350 for coverage year 2009. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consists principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.
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
Interest expense is incurred on our senior unsecured bank credit facilities, accounts receivable financing facility and other short-term debt, and our senior notes, and includes net interest on our interest rate swap agreements on $200 million of the $500 million of 7.25% senior notes due in 2013. In addition, it includes amortization of the effective portion of our settled forward-starting interest rate swap agreements and amortization of debt issuance costs.
Interest (income) and other (income) expense, net, includes interest income generated by cash and cash equivalent investments, and short-term and long-term investments in marketable securities, as well as other (income) expense from the effect of foreign currency translation and our joint venture activity.
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
Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. The federal portion was received in the first quarter of 2010. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of the goodwill and intangibles that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003, goodwill and intangibles recorded upon our acquisition of PolyMedica in 2007, and, for the Specialty Pharmacy segment, goodwill and intangible assets recorded primarily from our acquisitions of Accredo Health, Incorporated (“Accredo”) in 2005 and Critical Care Systems, Inc. in 2007.
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
Our stockholders’ equity includes an offset for purchases of our common stock under our share repurchase programs. The accumulated other comprehensive loss component of stockholders’ equity includes: unrealized investment gains and losses, foreign currency translation adjustments resulting primarily from the translation of Europa Apotheek’s assets and liabilities and results of operations, unrealized gains and losses on effective cash flow hedges, and the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans.

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
Ongoing operating cash flows are associated with expenditures to support our mail-order, retail pharmacy network operations, call center pharmacies and other SG&A functions. The largest components of these expenditures include payments to retail pharmacies; mail-order inventory purchases, which are paid in accordance with payment terms offered by our suppliers to take advantage of appropriate discounts; rebate and guarantee payments to clients; employee payroll and benefits; facility operating expenses and income taxes. In addition, earned brand-name pharmaceutical manufacturers’ rebates are recorded monthly based upon prescription dispensing, with actual bills rendered on a quarterly basis and paid by the manufacturers within an agreed-upon term. Payments of rebates to clients are generally made after our receipt of the rebates from the brand-name pharmaceutical manufacturers, although some clients may receive more accelerated rebate payments in exchange for other elements of pricing in their contracts.
Ongoing investing cash flows are primarily associated with capital expenditures including technology investments, as well as purchases of securities and other assets, and proceeds from the sale of securities and other investments, which primarily relate to investment activities of our insurance companies. Acquisitions will also generally result in cash outflows from investing activities. Ongoing financing cash flows primarily include share repurchases, proceeds from employee stock plans, and the benefits of realized tax deductions in excess of tax benefits on compensation expense.
Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the second quarter and six months of 2010, our ten largest clients based on revenue accounted for approximately 47% of our net revenues, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $2,700 million and $5,500 million, or 17%, of our net revenues, respectively. For the second quarter and six months of 2009, our ten largest clients based on revenue accounted for approximately 49% of our net revenues, including UnitedHealth Group, which represented approximately $2,800 million and $5,600 million, or 19%, of our net revenues, respectively. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for both the second quarters and six months of 2010 and 2009. Under our current agreement with UnitedHealth Group, we are providing pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in the second quarters and six months of 2010 or 2009.

Segment Discussion
We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our network of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of PolyMedica, which provides diabetes testing supplies and related products in conjunction with our diabetes pharmacy care practice and Therapeutic Resource Center activities, as well as Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. The Specialty Pharmacy segment includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases including specialty infusion services.
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
Consolidated Results of Operations
The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 26,			June 27,	June 26,			June 27,
	2010	Variance		2009	2010	Variance		2009

Net Revenues
Retail product(1)	$10,015.2	$880.5	9.6%	$9,134.7	$20,050.8	$1,791.6	9.8%	$18,259.2
Mail-order product	6,148.1	553.2	9.9%	5,594.9	12,196.2	1,109.6	10.0%	11,086.6

Total product(1)	$16,163.3	$1,433.7	9.7%	$14,729.6	$32,247.0	$2,901.2	9.9%	$29,345.8

Client and other service	202.9	37.8	22.9%	165.1	391.7	50.8	14.9%	340.9
Manufacturer service	41.3	5.6	15.7%	35.7	79.7	2.1	2.7%	77.6

Total service	$244.2	$43.4	21.6%	$200.8	$471.4	$52.9	12.6%	$418.5

Total net revenues(1)	$16,407.5	$1,477.1	9.9%	$14,930.4	$32,718.4	$2,954.1	9.9%	$29,764.3

Cost of Revenues
Product(1)	$15,284.5	$1,428.4	10.3%	$13,856.1	$30,538.1	$2,850.1	10.3%	$27,688.0
Service	61.3	2.8	4.8%	58.5	125.8	9.5	8.2%	116.3

Total cost of revenues(1)	$15,345.8	$1,431.2	10.3%	$13,914.6	$30,663.9	$2,859.6	10.3%	$27,804.3

Gross Margin(2)
Product	$878.8	$5.3	0.6%	$873.5	$1,708.9	$51.1	3.1%	$1,657.8
Product gross margin percentage	5.4%	(0.5)%		5.9%	5.3%	(0.3)%		5.6%
Service	$182.9	$40.6	28.5%	$142.3	$345.6	$43.4	14.4%	$302.2

Service gross margin percentage	74.9%	4.0%		70.9%	73.3%	1.1%		72.2%
Total gross margin	$1,061.7	$45.9	4.5%	$1,015.8	$2,054.5	$94.5	4.8%	$1,960.0
Gross margin percentage	6.5%	(0.3)%		6.8%	6.3%	(0.3)%		6.6%

Volume Information
Retail prescriptions	156.7	9.1	6.2%	147.6	314.8	17.9	6.0%	296.9
Mail-order prescriptions	27.5	1.6	6.2%	25.9	54.7	3.0	5.8%	51.7

Total prescriptions	184.2	10.7	6.2%	173.5	369.5	20.9	6.0%	348.6

Adjusted prescriptions(3)	238.4	13.5	6.0%	224.9	477.6	26.5	5.9%	451.1

Adjusted mail-order penetration(4)	34.3%	(0.1)%		34.4%	34.1%	(0.1)%		34.2%

Other volume(5)	2.1	0.4	23.5%	1.7	4.2	0.7	20.0%	3.5

Generic Dispensing Rate Information
Retail generic dispensing rate	72.3%	3.3%		69.0%	71.8%	3.1%		68.7%
Mail-order generic dispensing rate	61.2%	3.5%		57.7%	60.3%	2.9%		57.4%
Overall generic dispensing rate	70.6%	3.3%		67.3%	70.1%	3.0%		67.1%

(1)	Includes retail co-payments of $2,279 million and $2,114 million for the second quarters of 2010 and 2009, and $4,750 million and $4,373 million for the six months of 2010 and 2009.

(2)	Represents total net revenues minus total cost of revenues.

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
Net Revenues
Retail. The increases in retail net revenues of $881 million for the second quarter and $1,792 million for the six months of 2010 reflect net volume increases of $562 million and $1,097 million, respectively, primarily from new business, partially offset by lower utilization. Also contributing to the higher retail net revenues are net price increases of $319 million for the second quarter and $695 million for the six months of 2010, driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $580 million for the second quarter and $1,090 million for the six months from a greater representation of lower-priced generic drugs in 2010.
Mail-Order. The increases in mail-order net revenues of $553 million for the second quarter and $1,110 million for the six months of 2010 reflect net volume increases of $345 million and $666 million, respectively, driven by higher generic volumes. The higher-priced brand-name volumes were slightly lower than the second quarter and six months of 2009; however, the less expensive generic volumes were higher in part as a result of the economy and plan design changes. Also contributing to the mail-order net revenue increases are net price increases of $208 million for the second quarter and $444 million for the six months of 2010 driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $290 million for the second quarter and $470 million for the six months from a greater representation of lower-priced generic drugs in 2010.
Our overall generic dispensing rate increased to 70.6% for the second quarter and 70.1% for the six months of 2010, compared to 67.3% for the second quarter and 67.1% for the six months of 2009. Mail-order and retail generic dispensing rates increased to 61.2% and 72.3%, respectively, for the second quarter of 2010, compared to 57.7% and 69.0%, respectively, for the second quarter of 2009. For the six months of 2010, mail-order and retail generic dispensing rates increased to 60.3% and 71.8%, respectively, compared to 57.4% and 68.7% for 2009, respectively. These increases reflect the impact of the introduction of new generic products since the second quarter of 2009 and the effect of programs and client plan design changes promoting the use of lower-priced and more steeply discounted generics.
Service revenues increased $43.4 million for the second quarter and $52.9 million for the six months of 2010 as a result of higher client and other service revenues of $37.8 million and $50.8 million, respectively, as well as higher manufacturer service revenues of $5.6 million and $2.1 million, respectively. The higher client and other service revenues primarily reflect higher revenues associated with Medicare Part D-related product offerings and increased revenues from formulary management fees, as well as higher claims processing administrative fees and increased revenues from clinical programs. The higher manufacturer service revenues reflect increased Specialty Pharmacy performance-oriented fees, partially offset by reduced administrative fees from manufacturer contract revisions.

Gross Margin
Our product gross margin percentage was 5.4% for the second quarter and 5.3% for the six months of 2010, compared to 5.9% for the second quarter and 5.6% for the six months of 2009, primarily reflecting the effect of client renewal pricing, higher retail volumes, and a lower Specialty Pharmacy gross margin percentage due to product, channel and new client mix. The gross margin percentage declines were partially offset by increased generic dispensing rates and mail-order generic volumes, and the aforementioned second-quarter 2010 settlement award of approximately $27 million. Also contributing as an offset for the six months of 2010 are favorable retail pharmacy reimbursement rates.
Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $1,429 million for the second quarter of 2010 and $1,331 million for the second quarter of 2009, with formulary rebates representing 85.5% and 82.1% of total rebates, respectively. Rebates were $2,881 million for the six months of 2010 and $2,637 million for the six months of 2009, with formulary rebates representing 84.5% and 75.0% of total rebates, respectively. The overall increases in rebates reflect volume from new clients and favorable pharmaceutical manufacturer rebate contract revisions, as well as improved formulary management and patient compliance, partially offset by brand-name drug volumes that have converted to generic drugs. The increases in the formulary rebate percentages of total rebates reflect the composition of new client business and manufacturer contract revisions. We retained approximately $170 million, or 11.9%, of total rebates in the second quarter of 2010, and $181 million, or 13.6%, in the second quarter of 2009. For the six months, we retained approximately $346 million, or 12.0%, of total rebates in 2010, and $348 million, or 13.2%, in 2009. The decreases in the retained rebate percentages are reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.
Service gross margin of $182.9 million for the second quarter and $345.6 million for the six months of 2010 increased $40.6 million and $43.4 million, respectively, reflecting the aforementioned increases in service revenues of $43.4 million for the second quarter and $52.9 million for the six months of 2010, partially offset by increases in cost of service revenues of $2.8 million for the second quarter and $9.5 million for the six months of 2010. The cost of service revenue increases reflect higher labor and other costs associated with Medicare Part D programs and formulary management fees.
The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 26,			June 27,	June 26,			June 27,
	2010	Variance		2009	2010	Variance		2009

Gross margin(1)	$1,061.7	$45.9	4.5%	$1,015.8	$2,054.5	$94.5	4.8%	$1,960.0
Selling, general and administrative expenses	376.4	5.7	1.5%	370.7	727.0	16.0	2.3%	711.0
Amortization of intangibles	70.7	(5.2)	(6.9)%	75.9	141.2	(10.6)	(7.0)%	151.8
Interest expense	38.8	(4.6)	(10.6)%	43.4	79.5	(9.0)	(10.2)%	88.5
Interest (income) and other (income) expense, net	(6.3)	(4.1)	N/M *	(2.2)	(7.7)	(2.0)	35.1%	(5.7)

Income before provision for income taxes	582.1	54.1	10.2%	528.0	1,114.5	100.1	9.9%	1,014.4
Provision for income taxes	225.2	9.3	4.3%	215.9	437.1	25.9	6.3%	411.2

Net income	$356.9	$44.8	14.4%	$312.1	$677.4	$74.2	12.3%	$603.2

*	Not meaningful.

(1)	Represents total net revenues minus total cost of revenues.

Selling, General and Administrative Expenses
SG&A expenses of $376.4 million for the second quarter of 2010 increased by $5.7 million, or 1.5%, from the second quarter of 2009. SG&A expenses of $727.0 million for the six months of 2010 increased by $16.0 million, or 2.3%, from the six months of 2009. These increases primarily reflect higher technology-related expenses associated with strategic initiatives.
Amortization of Intangibles
Amortization of intangible assets of $70.7 million for the second quarter and $141.2 million for the six months of 2010 decreased $5.2 million and $10.6 million from the second quarter and six months of 2009, respectively, primarily reflecting lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships.
Interest Expense
Interest expense of $38.8 million for the second quarter and $79.5 million for the six months of 2010 decreased $4.6 million and $9.0 million from the second quarter and six months of 2009, respectively. These decreases primarily reflect lower interest rates on the floating rate components of outstanding debt. Additionally, total outstanding debt was reduced as there were repayments on our accounts receivable financing facility of $600 million during the second half of 2009.
The weighted average interest rate on our indebtedness was approximately 4.0% for the second quarter and six months of 2010, compared to approximately 3.7% for the second quarter and six months of 2009. The slight increases in the weighted average interest rates reflect a higher mix of fixed rate compared with variable rate outstanding debt as a result of the aforementioned repayments. This is partially offset by lower interest rates on the floating rate components of outstanding debt.
Interest (Income) and Other (Income) Expense, Net
Interest (income) and other (income) expense, net, of ($6.3) million for the second quarter and ($7.7) million for the six months of 2010 increased $4.1 million and $2.0 million, respectively, from ($2.2) million for the second quarter and ($5.7) million for the six months of 2009, primarily reflecting foreign currency favorability, partially offset by decreased interest income driven by lower interest rates earned on lower average operating cash balances, and our joint venture activity.
Provision for Income Taxes
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 38.7% for the second quarter and 39.2% for the six months of 2010, compared to 40.9% for the second quarter and 40.5% for the six months of 2009, reflecting our lower state income tax rates.
Net Income and Earnings per Share
Net income as a percentage of net revenues was 2.2% for the second quarter and 2.1% for the six months of 2010, compared to 2.1% for the second quarter and 2.0% for the six months of 2009, reflecting the aforementioned factors.
Diluted earnings per share increased 20.3% to $0.77 in the second quarter of 2010, from $0.64 in the second quarter of 2009. For the six months, diluted earnings per share increased 18.0% to $1.44 in 2010, from $1.22 in 2009. The diluted weighted average shares outstanding were 462.0 million for the second quarter and 470.1 million for the six months of 2010, compared to 488.0 million for the second quarter and 494.5 million for the six months of 2009, representing decreases of 5.3% and 4.9%, respectively. The decreases primarily result from the repurchase of approximately 223.3 million shares of stock in connection with our share repurchase programs since inception in 2005 through the second quarter of 2010, compared to an equivalent amount of 182.6 million shares repurchased inception-to-date through the end of the second quarter of 2009. There were approximately 17.6 million and 37.1 million shares repurchased in the second quarter and six months of 2010, respectively, compared to approximately 18.3 million and 23.6 million shares in the second quarter and six months of 2009, respectively.

Segment Results of Operations
PBM Segment
The PBM segment involves sales of traditional prescription drugs and supplies to our clients and members, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 26,			June 27,	June 26,			June 27,
	2010	Variance		2009	2010	Variance		2009

Product net revenues	$13,374.8	$1,006.9	8.1%	$12,367.9	$26,805.2	$2,085.0	8.4%	$24,720.2
Service revenues	217.8	39.5	22.2%	178.3	422.0	48.4	13.0%	373.6

Total net revenues	13,592.6	1,046.4	8.3%	12,546.2	27,227.2	2,133.4	8.5%	25,093.8
Total cost of revenues	12,728.9	1,022.5	8.7%	11,706.4	25,559.8	2,072.5	8.8%	23,487.3

Total gross margin(1)	$863.7	$23.9	2.8%	$839.8	$1,667.4	$60.9	3.8%	$1,606.5
Gross margin percentage	6.4%	(0.3)%		6.7%	6.1%	(0.3)%		6.4%

Selling, general and administrative expenses	299.0	4.4	1.5%	294.6	577.8	17.7	3.2%	560.1
Amortization of intangibles	60.0	(4.5)	(7.0)%	64.5	119.8	(9.2)	(7.1)%	129.0

Operating income	$504.7	$24.0	5.0%	$480.7	$969.8	$52.4	5.7%	$917.4

(1)	Represents total net revenues minus total cost of revenues.
PBM total net revenues of $13,592.6 million for the second quarter and $27,227.2 million for the six months of 2010 increased $1,046.4 million and $2,133.4 million, respectively, compared to the revenues of $12,546.2 million for the second quarter and $25,093.8 million for the six months of 2009. The increases primarily reflect higher mail-order generic and retail volume driven by new business, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts.
Gross margins were 6.4% of net revenues for the second quarter and 6.1% for the six months of 2010, compared to 6.7% for the second quarter and 6.4% for the six months of 2009, primarily reflecting the effect of client renewal pricing and higher retail volumes. The gross margin percentage declines were partially offset by increased generic dispensing rates and mail-order generic volumes, as well as the aforementioned second-quarter 2010 settlement award of approximately $27 million, and lower bad debt expense.
SG&A expenses were $299.0 million for the second quarter and $577.8 million for the six months of 2010, and increased from 2009 by $4.4 million and $17.7 million, respectively. The increases primarily reflect higher technology-related expenses associated with strategic initiatives.
Amortization of intangible assets was $60.0 million for the second quarter and $119.8 million for the six months of 2010, compared to $64.5 million for the second quarter and $129.0 million for the six months of 2009. The decreases primarily reflect lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships.
Operating income of $504.7 million for the second quarter and $969.8 million for the six months of 2010 increased $24.0 million, or 5.0%, and $52.4 million, or 5.7%, from the second quarter and six months of 2009, respectively, reflecting the aforementioned factors.
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

Specialty Pharmacy Segment
The Specialty Pharmacy segment includes the sale of higher-margin specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 26,			June 27,	June 26,			June 27,
	2010	Variance		2009	2010	Variance		2009

Product net revenues	$2,788.5	$426.8	18.1%	$2,361.7	$5,441.8	$816.2	17.6%	$4,625.6
Service revenues	26.4	3.9	17.3%	22.5	49.4	4.5	10.0%	44.9

Total net revenues	2,814.9	430.7	18.1%	2,384.2	5,491.2	820.7	17.6%	4,670.5
Total cost of revenues	2,616.9	408.7	18.5%	2,208.2	5,104.1	787.1	18.2%	4,317.0

Total gross margin(1)	$198.0	$22.0	12.5%	$176.0	$387.1	$33.6	9.5%	$353.5
Gross margin percentage	7.0%	(0.4)%		7.4%	7.0%	(0.6)%		7.6%

Selling, general and administrative expenses	77.4	1.3	1.7%	76.1	149.2	(1.7)	(1.1)%	150.9
Amortization of intangibles	10.7	(0.7)	(6.1)%	11.4	21.4	(1.4)	(6.1)%	22.8

Operating income	$109.9	$21.4	24.2%	$88.5	$216.5	$36.7	20.4%	$179.8

(1)	Represents total net revenues minus total cost of revenues.
Specialty Pharmacy total net revenues of $2,814.9 million for the second quarter and $5,491.2 for the six months of 2010 increased $430.7 million and $820.7 million, respectively, compared to revenues of $2,384.2 million for the second quarter and $4,670.5 million for the six months of 2009, primarily reflecting increased volume from new and existing clients, as well as higher prices charged by pharmaceutical manufacturers.
Gross margins were 7.0% of net revenues for the second quarter and six months of 2010, compared to 7.4% for the second quarter and 7.6% for the six months of 2009, primarily reflecting product, channel and new client mix. For the second quarter of 2010, these variances were partially offset by higher manufacturer price increases. For the six months of 2010, manufacturer price increases as a percentage of net revenues were lower than 2009.
SG&A expenses of $77.4 million for the second quarter of 2010 increased $1.3 million compared to $76.1 million for the second quarter 2009, primarily reflecting increased professional fees. SG&A expenses of $149.2 million for the six months of 2010 decreased $1.7 million compared to $150.9 million for the six months of 2009, primarily reflecting lower employee-related expenses. Amortization of intangible assets was $10.7 million for the second quarter and $21.4 million for the six months of 2010, compared to $11.4 million for the second quarter and $22.8 million for the six months of 2009.
Operating income of $109.9 million for the second quarter and $216.5 million for the six months of 2010 increased $21.4 million, or 24.2%, and $36.7 million, or 20.4%, from the second quarter and six months of 2009, respectively, reflecting the aforementioned factors.
For additional information on the Specialty Pharmacy segment, see Note 9, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Six Months Ended		Six Months Ended
	June 26, 2010	Variance	June 27, 2009
Net cash provided by operating activities	$990.8	$(1,274.7)	$2,265.5
Net cash used by investing activities	(138.9)	20.3	(159.2)
Net cash used by financing activities	(2,196.4)	(1,237.2)	(959.2)

Net (decrease) increase in cash and cash equivalents	(1,344.5)	(2,491.6)	1,147.1
Cash and cash equivalents at beginning of period	2,528.2	1,589.8	938.4

Cash and cash equivalents at end of period	$1,183.7	$(901.8)	$2,085.5

Operating Activities. Net cash provided by operating activities of $990.8 million for the six months of 2010 primarily reflects net income of $677.4 million, with non-cash adjustments for depreciation and amortization of $230.4 million. In addition, there were net cash inflows of $348.0 million from an increase in client rebates and guarantees payable reflecting timing of payments, net cash inflows of $174.6 million from a net decrease in income taxes receivable, primarily resulting from the receipt of an IRS refund for tax years 2003 through 2005, and net cash inflows of $121.8 million from a decrease in inventories, net, reflecting continued initiatives to optimize inventory levels. These increases were partially offset by net cash outflows of $345.3 million from a decrease in claims and other accounts payable, primarily due to the timing of payments associated with our retail pharmacy claims, net cash outflows of $80.3 million from an increase in client accounts receivable, net, primarily due to business growth, net cash outflows of $30.9 million from an increase in manufacturer accounts receivable, net, due to increased prescription volume, as well as net cash outflows of $149.0 million from a net decrease in accrued expenses and other current and noncurrent liabilities.
The $1,274.7 million decrease in net cash provided by operating activities for the six months of 2010 compared to the six months of 2009 is primarily due to a decrease in cash flows of $989.4 million from claims and other accounts payable due to higher retail volumes and business growth in 2009 compared to 2010 and the timing of payments associated with our retail pharmacy claims. Additionally there were decreased cash flows of $267.0 million from prepaid expenses and other current assets resulting from the timing of a significant prepaid client rebate, and $237.5 million from inventories, net, reflecting initiatives in 2009 to optimize inventory levels with decreased inventory reduction activity in the six months of 2010, as well as $162.4 million from client rebates and guarantees payable. These decreases were partially offset by increased cash flows of $254.0 million from client accounts receivable, net, and increased cash flows of $157.1 million due to the aforementioned IRS refund received in the first quarter of 2010.
Investing Activities. The net cash used by investing activities of $138.9 million for the six months of 2010 is primarily attributable to capital expenditures of $100.4 million associated with capitalized software development in connection with client-related programs and our Medicare PDP product offerings, technology and pharmacy operations hardware investments, and capital expenditures associated with the construction of our third automated dispensing pharmacy in Whitestown, Indiana. Additionally, net cash used by investing activities includes cash paid of $33.8 million, net of cash acquired, primarily reflecting our acquisition of DNA Direct, and purchases of securities and other assets of $23.2 million. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $18.5 million. The $20.3 million decrease in net cash used by investing activities for the six months of 2010 compared to the six months of 2009 is primarily due to an $82.0 million decrease in purchases of securities and other assets, $63.0 million of which represents a diabetes patient list acquired in the first quarter of 2009. This decrease in net cash used by investing activities was partially offset by acquisitions of $33.8 million, net of cash acquired, primarily for the acquisition of DNA Direct, a $25.6 million decrease in proceeds from the sale of securities and other investments, and an increase in capital expenditures of $2.3 million.
Financing Activities. The net cash used by financing activities of $2,196.4 million for the six months of 2010 primarily results from $2,257.9 million in share repurchases, partially offset by excess tax benefits from stock-based compensation arrangements of $34.1 million. The increase in net cash used by financing activities of $1,237.2 million for the six months of 2010 compared to the six months of 2009 primarily results from higher share repurchases of $1,250.8 million.

Total cash and short-term investments as of June 26, 2010 were $1,237.7 million, including $1,183.7 million in cash and cash equivalents. Total cash and short-term investments as of December 26, 2009 were $2,548.3 million, including $2,528.2 million in cash and cash equivalents. The decrease of $1,310.6 million in cash and short-term investments for the six months of 2010 primarily reflects the use of cash associated with share repurchase activity, partially offset by the aforementioned net cash inflows from operating activities.
Looking Forward
We believe that our current liquidity and prospects for strong cash flows from operations by improved working capital management assist in limiting the effects on our business from the weaker economy. As of June 26, 2010, we had additional committed borrowing capacity under our revolving credit facility of approximately $1 billion and have no required long-term debt payments until 2012. We have additional borrowing capacity of $600 million from our 364-day accounts receivable financing facility, which is renewable annually in July at the option of both Medco and the banks, and we intend to renew it. For full year 2010, we anticipate that our cash flow from operations will decrease from 2009 as our residual working capital opportunities are not as significant.
Our June 26, 2010 cash balance decreased to $1,183.7 million from $2,528.2 million at December 26, 2009. Since 2005 when we commenced our first share repurchase program, we have executed share repurchases of 223.3 million shares at a cost of $9.2 billion. Our $3 billion share repurchase program, which was announced in November 2008, was completed in May 2010. In May 2010, our Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of our common stock over a two-year period commencing May 17, 2010, with $2.3 billion remaining as of June 26, 2010. The timing and extent of any repurchases will depend upon market conditions, corporate requirements and other factors. We intend to fund share repurchases with our free cash flow (cash flow from operations less capital expenditures) and existing sources of capital. Our Board of Directors periodically reviews our share repurchase programs and approves the associated trading parameters. For our cash on hand, any investments we make are within approved investing guidelines and we continue to monitor ongoing events and make investment decisions accordingly.
As of June 26, 2010, approximately half of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss associated with Europa Apotheek, reflecting the weakened euro. Concurrent with the expected closing of the Medco Celesio B.V. transaction in the second half of fiscal 2010 and based on the foreign currency translation at that time, this item will be reflected in our results of operations. In addition, our investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be reflected in our results of operations.
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

The outstanding balance under the revolving credit facility was $1.0 billion as of June 26, 2010 and December 26, 2009. There were draw-downs and repayments of $200 million under the revolving credit facility during the six months of 2010. As of June 26, 2010, we had $994 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $6 million in issued letters of credit. As of December 26, 2009, we had $993 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $7 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.
Accounts Receivable Financing Facility and Other Short-Term Debt
Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebates accounts receivable. As of June 26, 2010 and December 26, 2009, there were no amounts outstanding and $600 million available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by our credit rating. This facility is renewable annually in July at the option of both Medco and the banks and we intend to renew it. Additionally, we have short-term debt of $19.1 million and $15.8 million outstanding as of June 26, 2010 and December 26, 2009, respectively, under a short-term revolving credit facility.
Interest Rates
The weighted average interest rate on our indebtedness was approximately 4.0% for both the second quarter and six months ended June 26, 2010, and 3.7% for both the second quarter and six months ended June 27, 2009, and reflects the fixed interest rate compared with variable interest rate mix of our debt. Several factors could change the weighted average interest rate, including, but not limited to, a change in our debt ratings, reference rates used under our senior unsecured bank credit facilities and accounts receivable financing facility, swap agreements and the mix of our debt.
Swap Agreements
In December 2007 we entered into forward-starting interest rate swap agreements to manage our exposure to changes in benchmark interest rates and to mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term financing. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate. In March 2008, following the issuance of $300 million aggregate principal amount of 5-year senior notes and $1.2 billion aggregate principal amount of 10-year senior notes, the cash flow hedges were settled and the ineffective portion was immediately expensed. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive loss as of June 26, 2010 and December 26, 2009 was $17.0 million and $18.1 million, net of tax, respectively.
In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The fair value of our obligation under our interest rate swap agreements, represented net receivables of $17.8 million and $14.0 million as of June 26, 2010 and December 26, 2009, respectively, which are reported in other noncurrent assets, with offsetting amounts recorded in long-term debt, net, on our consolidated balance sheets. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.

Covenants
All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at June 26, 2010 and December 26, 2009.
Debt Ratings
Medco’s debt ratings, all of which represent investment grade, reflect the following as of the filing date of this Quarterly Report on Form 10-Q: Moody’s Investors Service, Baa3; Standard & Poor’s, BBB; and Fitch Ratings, BBB.
EBITDA
We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data, as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of reported net income, are significant components of the consolidated statements of income and must be considered in performing a comprehensive assessment of overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.
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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Net income	$356.9	$312.1	$677.4	$603.2
Add:
Interest expense	38.8	43.4	79.5	88.5
Interest (income) and other (income) expense, net	(6.3)	(2.2)	(7.7)	(5.7)
Provision for income taxes	225.2	215.9	437.1	411.2
Depreciation expense	44.9	44.3	89.2	87.4
Amortization expense	70.7	75.9	141.2	151.8

EBITDA	$730.2	$689.4	$1,416.7	$1,336.4

Adjusted prescriptions(1)	238.4	224.9	477.6	451.1

EBITDA per adjusted prescription	$3.06	$3.07	$2.97	$2.96

(1)
Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

For the second quarter of 2010 compared to the second quarter of 2009, EBITDA increased by 5.9%, compared to an increase in net income of 14.4%, and a slight decrease in EBITDA per adjusted prescription of 0.3%. For the six months of 2010 compared to the six months of 2009, EBITDA increased 6.0%, compared to an increase in net income of 12.3%, and a slight increase in EBITDA per adjusted prescription of 0.3%. The lower rates of increase for EBITDA compared with net income for the second quarter and six months primarily reflect the aforementioned lower interest expense, amortization of intangibles and effective tax rates. The lower rates of increase for EBITDA per adjusted prescription compared to EBITDA for the second quarter and six months reflect higher retail volumes, which are generally less profitable than mail order, as well as client renewal pricing, partially offset by higher generic dispensing rates.
Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of June 26, 2010, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

		Remainder
	Total	of 2010	2011-2012	2013-2014	Thereafter

Long-term debt obligations (1)	$4,000.0	$—	$2,000.0	$800.0	$1,200.0
Interest payments on long-term debt obligations(2)	853.1	78.5	302.8	197.5	274.3
Operating lease obligations(3)	191.1	26.1	100.2	45.0	19.8
Prescription drug purchase commitments(4)	288.8	285.2	3.6	—	—
Other(5)	132.6	30.0	88.9	13.7	—

Total	$5,465.6	$419.8	$2,495.5	$1,056.2	$1,494.1

(1)
Long-term debt obligations exclude $13.0 million in total unamortized discounts on our 7.25%, 6.125% and 7.125% senior notes and the fair value of interest rate swap agreements of $17.8 million on $200 million of the $500 million in 7.25% senior notes.

(2)
The variable component of interest expense for the senior unsecured credit facility is based on the June 2010 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)
Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)
Represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and a brand-name pharmaceutical manufacturer, the majority of which is associated with our Specialty Pharmacy business. These consist of a firm commitment of $171.0 million, and firm commitments of $114.2 million and $3.6 million for 2010 and 2011, respectively, with additional commitments through 2012 subject to price increases or variable quantities based on patient usage or days on hand.

(5)
Consists of purchase commitments for diabetes supplies of $50.7 million, technology-related agreements of $60.0 million and advertising commitments of $6.5 million. Additionally, $15.4 million represents various purchase obligations anticipated to be fully settled by 2014, most of which are included in other noncurrent liabilities on the unaudited interim condensed consolidated balance sheet as of June 26, 2010.

We have a remaining minimum pension funding requirement of $16.3 million under the Internal Revenue Code (“IRC”) during 2010 for the 2009 plan year. From time to time, we make additional voluntary contributions within the maximum deductible limits set by the IRS.
As of June 26, 2010, we had letters of credit outstanding of approximately $6.0 million, which were issued under our senior unsecured revolving credit facility primarily as collateral for the deductible portion of our general liability and workers’ compensation coverage.
As of June 26, 2010, we have total gross liabilities for income tax contingencies of $111.2 million on our unaudited interim condensed consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2014. In addition, approximately 26% of the income tax contingencies are scheduled to settle over the next twelve months.
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
Share Repurchase Programs
Since 2005 when we commenced our first share repurchase program, we have executed share repurchases of 223.3 million shares at a cost of $9.2 billion and at an average per-share cost of $41.18. During the six months of 2010, we repurchased 37.1 million shares at a total cost of $2,257.9 million with an average per-share cost of $60.93 under our share repurchase programs. Our $3 billion share repurchase program, which was announced in November 2008 (the “2008 Program”), was completed in May 2010. From the inception of the 2008 Program through completion, we repurchased 57.5 million shares at an average per-share cost of $52.15.
In May 2010, our Board of Directors approved a new $3 billion share repurchase program (the “2010 Program”), authorizing the purchase of up to $3 billion of our common stock over a two-year period commencing May 17, 2010. During the second quarter of 2010, we repurchased 12.0 million shares at a total cost of $696.5 million and at an average per-share cost of $58.14 under the 2010 Program. The timing and extent of any repurchases will depend upon market conditions, corporate requirements and other factors. We intend to fund share repurchases with our free cash flow (cash flow from operations less capital expenditures) and existing sources of capital. Our Board of Directors periodically reviews our share repurchase programs and approves the associated trading parameters. For more information, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in Part II of this Quarterly Report on Form 10-Q.

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
Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued a standard which requires additional disclosure about the amounts of, and reasons for, significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard requires disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. Our adoption of the standard in 2010 did not have a material impact on our unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have floating rate debt with our bank credit facility and accounts receivable financing facility, and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of June 26, 2010, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $5.5 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
We operate our business primarily within the United States and execute the vast majority of our transactions in U.S. dollars. However, as a result of our acquisition of Europa Apotheek, which is based in the Netherlands, and our joint venture with United Drug plc, we are subject to foreign currency translation risk. As of June 26, 2010, approximately half of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss associated with Europa Apotheek, reflecting the weakened euro. Concurrent with the expected closing of the Medco Celesio B.V. transaction in the second half of fiscal 2010 and based on the foreign currency translation at that time, this item will be reflected in our results of operations.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 10, “Commitments and Contingencies—Legal Proceedings,” to the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated by reference herein. Such descriptions include the following recent developments:
Government Proceedings and Requests for Information. With respect to the qui tam matter relating to PolyMedica, United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al., in July 2010, the U.S. District Court for the Southern District of Florida dismissed the action without prejudice.
ERISA and Similar Litigation. In May 2010, the U.S. District Court for the Southern District of New York approved the distribution of the settlement funds in the Gruer v. Merck-Medco Managed Care, L.L.C. settlement to members of the settlement class under the revised plan of allocation. The Betty Jo Jones v. Merck-Medco Managed Care, L.L.C., et al. matter has been resolved as part of the Gruer settlement. In June 2010, the Company filed for summary judgment in both the Blumenthal v. Merck-Medco Managed Care, L.L.C., et al. and the United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc. actions. In May 2010, the parties entered into a Stipulation and Order of Dismissal, agreeing to dismiss the Miles v. Merck-Medco Managed Care, L.L.C. matter with prejudice.
Item 1A. Risk Factors
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report other than as set forth below.
Changes in reimbursement rates, including competitive bidding for durable medical equipment suppliers, could negatively affect our revenues and profits.
A portion of our Accredo Health Group revenues and the majority of our PolyMedica Corporation (“PolyMedica”) revenues are tied to the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues and profits to the extent we are unable to generate a corresponding reduction in the cost of such products. Additionally, our profits could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts, and due to potential budget limitations being experienced by many states, we could experience reductions in our Medicaid reimbursement for certain drugs dispensed by our specialty pharmacies under our Accredo brand.
Specifically in regard to our revenues and profits associated with our diabetes testing supplies business, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) Competitive Bid Program (the “Program”) provides for a phased-in program for competitive bidding of certain durable medical equipment items, including mail-order diabetes testing supplies. The first round of bidding under the Program was delayed in 2008, which resulted in a 9.5% reimbursement rate reduction for the Program product categories effective January 1, 2009 and also provided for no annual payment updates for 2009. The Program was re-initiated effective October 21, 2009 and the first round of bidding closed on December 21, 2009. On July 1, 2010, the Centers for Medicare & Medicaid Services (“CMS”) announced the new single payment amounts for diabetes testing supplies, which averaged 56% off the current fee schedule amounts for such supplies. PolyMedica’s bid was not aligned with these single payment amounts and in the event these reduced reimbursement rates are implemented effective January 1, 2011, PolyMedica does not anticipate that it will be a contracted supplier in the competitively bid areas. Round 1 of the Program affects fewer than 7% of PolyMedica’s base membership.
CMS also released parameters relating to a national mail-order competitive bid program. While these rules are in “proposed” form, our operating results could be negatively affected if CMS implements a national mail-order competitive bid program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s $3 billion share repurchase program, which was announced in November 2008 (the “2008 Program”), was completed in May 2010. From the inception of the 2008 Program through completion, the Company repurchased 57.5 million shares at an average per-share cost of $52.15. In May 2010, the Company’s Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing May 17, 2010 (the “2010 Program”). The Company intends to fund share repurchases with the Company’s free cash flow (cash flow from operations less capital expenditures) and existing sources of capital. The Company’s Board of Directors periodically reviews any share repurchase programs and approves the associated trading parameters.
The following is a summary of the Company’s share repurchase activity for the three months ended June 26, 2010:
Issuer Purchases of Equity Securities(1)

				Approximate
				dollar value of
			Total number of	shares
			shares purchased as	that may yet be
	Total number of	Average	part of publicly	purchased under
	shares	price paid	announced	the programs (4)
Fiscal Period	purchased	per share(2)	programs (3)	(in thousands)
Balances at March 27, 2010			51,913,371	$331,579

March 28 to April 24, 2010	605,481	$65.33	605,481	$292,022
April 25 to May 22, 2010	6,044,955	$58.23	6,044,955	$2,940,028
May 23 to June 26, 2010	10,937,608	$58.20	10,937,608	$2,303,504

Second quarter 2010 totals	17,588,044	$58.45	17,588,044

(1)
All information set forth in the table above relates to the Company’s 2008 and 2010 Programs. The 2008 Program was announced in November 2008 and completed in May 2010. The 2010 program was announced in May 2010 and pursuant to the 2010 Program, the Company is authorized to repurchase up to $3 billion of its common stock over a two-year period commencing May 17, 2010.

(2)
Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases settled during the three months ended June 26, 2010. The average per-share cost for repurchases under the 2008 Program from inception through June 26, 2010 is $52.15. The average per-share cost for repurchases under the 2010 Program during the second quarter of 2010 is $58.14.

(3)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced 2008 and 2010 Programs.

(4)
The balances at March 27, 2010 and at April 24, 2010 reflect the remaining authorized repurchases under the 2008 Program. The balances at May 22, 2010 and at June 26, 2010 reflect the remaining authorized repurchases under the 2010 Program.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
(a) Rule 10b5-1 Sales Plans. Medco’s comprehensive compliance program includes a broad policy against insider trading. The procedures promulgated under that policy include regularly scheduled blackout periods that apply to over 600 employees. Executive officers are prohibited from trading in Company stock during the period that begins on the first day of the last month of the fiscal period and ends on the third trading day after the release of earnings. In addition, executive officers are required to pre-clear all of their trades. Medco’s executive officers are also subject to share ownership guidelines and retention requirements. The ownership targets are based on a multiple of salary (5, 3 or 1.5 times salary), but are expressed as a number of shares. The targets are determined using base salary and the closing price of our stock on the date of our Annual Meeting of Shareholders. The number of shares required to be held has been calculated using a $58.82 stock price, the closing price of our stock on the date of the 2010 Annual Meeting of Shareholders.

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
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of July 20, 2010(1):

			Number of
	Number of Shares		Shares Sold	Projected	Projected
	to be Sold Under		Under the	Beneficial	Aggregate
Name and Position	the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John P. Driscoll(6) President, New Markets	135,420	Option exercise of 121,920 shares shall occur when stock reaches a specific price; sale of 13,500 previously acquired shares shall occur when stock reaches a specific price.	0	176,100	431,222

Brian T. Griffin(7) Group President, Health Plans	277,990	Option exercise of 268,164 shares shall occur when stock reaches specific prices; sale of 9,826 previously acquired shares shall occur when stock reaches a specific price.	0	40,943	315,253

Kenneth O. Klepper(7) President and Chief Operating Officer	145,344	Option exercise of 122,400 shares shall occur when stock reaches a specific price; sale of 22,944 previously acquired shares shall occur when stock reaches a specific price.	0	394,000	773,876

Laizer Kornwasser(6) President, Liberty Medical and Senior Vice President, Channel and Generic Strategy	35,220	Option exercise of 35,220 shares shall occur when stock reaches a specific price.	0	110,203	282,454

Thomas M. Moriarty(8) General Counsel, Secretary and Senior Vice President, Pharmaceutical Strategies & Solutions	25,786	Option exercise of 21,028 shares shall occur when stock reaches a specific price; sale of 4,758 previously acquired shares shall occur when stock reaches a specific price.	0	160,071	425,808

			Number of
	Number of Shares		Shares Sold	Projected	Projected
	to be Sold Under		Under the	Beneficial	Aggregate
Name and Position	the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

Karin Princivalle(7) Senior Vice President, Human Resources	31,160	Option exercise of 24,000 shares shall occur when stock reaches a specific price; sale of 7,160 previously acquired shares shall occur when stock reaches a specific price.	0	114,965	248,310

Richard J. Rubino(9) Senior Vice President, Finance and Chief Financial Officer	35,411	Option exercise of 35,411 shares shall occur when stock reaches a specific price.	0	119,082	351,363

David B. Snow, Jr. Chief Executive Officer	385,200	Option exercise of 385,200 shares shall occur when stock reaches specific prices.	0	1,697,619	2,973,059

Timothy C. Wentworth Group President, Employer Accounts	121,487	Option exercise of 121,487 shares shall occur when stock reaches specific prices.	14,678	49,424	323,957

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through July 20, 2010.

(2)	This column reflects the number of shares remaining to be sold as of July 20, 2010.

(3)	This column reflects the number of shares sold under the plan through July 20, 2010.

(4)
This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 20, 2010, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 20, 2010 outside of the plan.

(5)
This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 20, 2010, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 20, 2010 outside of the plan.

(6)
The trading plans for Messrs. Driscoll and Kornwasser also cover 100 percent of the net shares that will be delivered upon the vesting of restricted stock units granted to the executives on August 31, 2007 and February 22, 2008, after the payment of withholding taxes and provided the stock reaches a specific price. The exact number of shares cannot be determined prior to the vesting date. As a result, the shares are not reflected in this table.

(7)
The trading plans for Messrs. Griffin and Klepper and Ms. Princivalle also cover 100 percent of the net shares that will be delivered upon the vesting of restricted stock units granted to the executives on August 31, 2007, after the payment of withholding taxes and provided the stock reaches a specific price. The exact number of shares will be determined on the vesting date. As a result, the shares are not reflected in this table.

(8)
The trading plan for Mr. Moriarty also covers 100 percent of the net shares that will be delivered upon the vesting of restricted stock units granted to the executive on November 30, 2007 and February 22, 2008, after the payment of withholding taxes and provided the stock reaches a specific price. The exact number of shares will be determined on the vesting date. As a result, the shares are not reflected in this table.

(9)
The trading plan for Mr. Rubino also covers a sale of 9,804 shares in which he will sell only the number of shares in excess of the Stock Ownership Guidelines. As a result, the shares are not reflected in this table.

In May 2010, certain directors who have served on the Board since August 2003 entered into Rule 10b5-1 sales plans to diversify a portion of their holdings in company common stock. In each case, the directors hold an interest in Medco stock in excess of the Board’s stock ownership guidelines.

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our directors in effect as of July 20, 2010 (1):

Number of
	Number of		Shares Sold	Projected	Projected
	Shares to be Sold		Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)
John L. Cassis	16,000	Option exercise of 16,000	0	66,500	74,900
Director		shall trigger if stock
reaches a specific price.

Blenda J. Wilson	10,750	Option exercise of 10,750	0	55,750	64,150
Director		shall trigger if stock
reaches specific prices.

(1)	This table does not include any trading plans entered into by any director that have been terminated or expired by their terms or have been fully executed through July 20, 2010.

(2)	This column reflects the number of shares remaining to be sold as of July 20, 2010.

(3)	This column reflects the number of shares sold under the plan through July 20, 2010.

(4)
This column reflects an estimate of the number of whole shares each identified director will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 20, 2010, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 20, 2010 outside of the plan.

(5)
This column reflects an estimate of the total aggregate number of whole shares each identified director will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 20 2010, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 20, 2010 outside of the plan.

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

Item 6. Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Medco Health Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 14, 2010).	Incorporated by reference.

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc. as of May 12, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 14, 2010).	Incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

101.INS	XBRL Instance Document.	Furnished with this document.

101.SCH	XBRL Taxonomy Extension Schema.	Furnished with this document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Furnished with this document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Furnished with this document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Furnished with this document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Furnished with this document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC. (Registrant)
Date: July 22, 2010	By:	/s/ David B. Snow, Jr.
		Name:	David B. Snow, Jr.
		Title:	Chairman and Chief Executive Officer

Date: July 22, 2010	By:	/s/ Richard J. Rubino
		Name:	Richard J. Rubino
		Title:	Senior Vice President, Finance and Chief Financial Officer