Form 10-Q
period 2010-09-25
MEDCO HEALTH SOLUTIONS INC
filed 2010-11-02
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 22, 2010, the registrant had 424,401,579 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	September 25,	December 26,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$892.4	$2,528.2
Short-term investments	55.0	20.1
Manufacturer accounts receivable, net	1,864.4	1,765.5
Client accounts receivable, net	2,074.6	2,063.3
Income taxes receivable	4.3	198.3
Inventories, net	998.4	1,285.3
Prepaid expenses and other current assets	77.4	67.1
Deferred tax assets	226.1	230.8

Total current assets	6,192.6	8,158.6
Property and equipment, net	962.2	912.5
Goodwill	6,881.3	6,333.0
Intangible assets, net	2,463.7	2,428.8
Other noncurrent assets	70.4	82.6

Total assets	$16,570.2	$17,915.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,836.4	$3,506.4
Client rebates and guarantees payable	2,321.4	2,106.9
Accrued expenses and other current liabilities	731.4	718.6
Short-term debt	18.8	15.8

Total current liabilities	5,908.0	6,347.7
Long-term debt, net	5,004.8	4,000.1
Deferred tax liabilities	985.7	958.8
Other noncurrent liabilities	217.7	221.7

Total liabilities	12,116.2	11,528.3

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01— authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01— authorized: 2,000,000,000 shares; issued: 664,677,842 shares at September 25, 2010 and 660,846,867 shares at December 26, 2009	6.6	6.6
Accumulated other comprehensive loss	(49.3)	(44.2)
Additional paid-in capital	8,341.1	8,156.7
Retained earnings	6,258.5	5,209.6

	14,556.9	13,328.7
Treasury stock, at cost: 240,518,443 shares at September 25, 2010 and 186,353,868 shares at December 26, 2009	(10,102.9)	(6,941.5)

Total stockholders’ equity	4,454.0	6,387.2

Total liabilities and stockholders’ equity	$16,570.2	$17,915.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Product net revenues (Includes retail co-payments of $2,216 and $2,115 in the third quarters of 2010 and 2009, and $6,966 and $6,487 in the nine months of 2010 and 2009)	$16,062.0	$14,590.8	$48,309.0	$43,936.6
Service revenues	257.8	204.0	729.2	622.5

Total net revenues	16,319.8	14,794.8	49,038.2	44,559.1

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $2,216 and $2,115 in the third quarters of 2010 and 2009, and $6,966 and $6,487 in the nine months of 2010 and 2009)	15,127.2	13,696.5	45,665.3	41,384.7
Cost of service revenues	73.1	58.3	198.9	174.6

Total cost of revenues	15,200.3	13,754.8	45,864.2	41,559.3
Selling, general and administrative expenses	395.0	369.0	1,121.9	1,080.0
Amortization of intangibles	71.2	78.4	212.5	230.1
Interest expense	43.4	43.3	123.0	131.8
Interest (income) and other (income) expense, net	(2.6)	(3.4)	(10.3)	(9.1)

Total costs and expenses	15,707.3	14,242.1	47,311.3	42,992.1

Income before provision for income taxes	612.5	552.7	1,726.9	1,567.0
Provision for income taxes	241.0	217.1	678.0	628.3

Net income	$371.5	$335.6	$1,048.9	$938.7

Basic weighted average shares outstanding	429.9	475.4	450.2	482.4

Basic earnings per share	$0.86	$0.71	$2.33	$1.95

Diluted weighted average shares outstanding	437.1	484.7	459.3	491.0

Diluted earnings per share	$0.85	$0.69	$2.28	$1.91

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

	Shares of	Shares	$0.01	Accumulated
	Common	of	Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional	Retained	Treasury
	Issued	Stock	Stock	Income (Loss)	Paid-in Capital	Earnings	Stock	Total
Balances at December 26, 2009	660,847	186,354	$6.6	$(44.2)	$8,156.7	$5,209.6	$(6,941.5)	$6,387.2

Comprehensive income (loss):
Net income	—	—	—	—	—	1,048.9	—	1,048.9

Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(6.2)	—	—	—	(6.2)
Amortization of unrealized loss on cash flow hedges, net of tax of $(1.1)	—	—	—	1.8	—	—	—	1.8
Defined benefit plans, net of tax:
Amortization of prior service credit included in net periodic benefit cost, net of tax of $1.2	—	—	—	(1.8)	—	—	—	(1.8)
Net gains included in net periodic benefit cost, net of tax of $(0.8)	—	—	—	1.1	—	—	—	1.1

Other comprehensive income (loss)	—	—	—	(5.1)	—	—	—	(5.1)

Total comprehensive income (loss)	—	—	—	(5.1)	—	1,048.9	—	1,043.8
Stock option activity, including tax benefit	2,347	—	—	—	140.3	—	—	140.3
Issuance of common stock under employee stock purchase plan	283	—	—	—	17.4	—	—	17.4
Restricted stock unit activity, including tax benefit	1,201	—	—	—	26.7	—	—	26.7
Treasury stock acquired	—	54,164	—	—	—	—	(3,161.4)	(3,161.4)

Balances at September 25, 2010	664,678	240,518	$6.6	$(49.3)	$8,341.1	$6,258.5	$(10,102.9)	$4,454.0

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 25,	September 26,
	2010	2009
Cash flows from operating activities:
Net income	$1,048.9	$938.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135.6	135.8
Amortization of intangibles	212.5	230.1
Deferred income taxes	(87.5)	(162.9)
Stock-based compensation on employee stock plans	115.4	109.1
Tax benefit on employee stock plans	68.7	81.5
Excess tax benefits from stock-based compensation arrangements	(36.1)	(46.3)
Other	84.2	106.7
Net changes in assets and liabilities (net of acquisition effects for 2010):
Manufacturer accounts receivable, net	(99.1)	48.0
Client accounts receivable, net	(31.0)	(69.0)
Income taxes receivable	194.0	15.9
Inventories, net	286.3	514.9
Prepaid expenses and other current assets	(3.8)	267.2
Other noncurrent assets	(4.0)	9.9
Claims and other accounts payable	(678.1)	(110.5)
Client rebates and guarantees payable	214.5	487.9
Accrued expenses and other current and noncurrent liabilities	(55.2)	(13.4)

Net cash provided by operating activities	1,365.3	2,543.6

Cash flows from investing activities:
Capital expenditures	(164.1)	(154.3)
Purchases of securities and other assets	(32.3)	(122.4)
Acquisitions of businesses, net of cash acquired	(701.1)	—
Proceeds from sale of securities and other investments	18.5	59.6

Net cash used by investing activities	(879.0)	(217.1)

Cash flows from financing activities:
Proceeds from long-term debt	3,498.7	—
Repayments on long-term debt	(2,525.0)	—
Proceeds from accounts receivable financing facility and other	303.0	11.7
Repayments under accounts receivable financing facility and other	(300.0)	(400.0)
Debt issuance costs	(7.8)	(0.3)
Purchases of treasury stock	(3,161.4)	(1,007.1)
Excess tax benefits from stock-based compensation arrangements	36.1	46.3
Net proceeds from employee stock plans	34.3	104.8

Net cash used by financing activities	(2,122.1)	(1,244.6)

Net (decrease) increase in cash and cash equivalents	(1,635.8)	1,081.9
Cash and cash equivalents at beginning of period	2,528.2	938.4

Cash and cash equivalents at end of period	$892.4	$2,020.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009. The Company’s third fiscal quarters for 2010 and 2009 each consisted of 13 weeks and ended on September 25, 2010 and September 26, 2009, respectively.
2. RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS
Subsequent Events. In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance was subsequently amended in February 2010 to require all SEC filers to evaluate subsequent events through the date that the financial statements are issued and no longer requires disclosure of that date. The Company’s adoption of the standard had no impact on the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
3. ACQUISITIONS OF BUSINESSES AND JOINT VENTURE
DNA Direct, Inc. On January 29, 2010, the Company acquired DNA Direct, Inc. (“DNA Direct”), a leader in providing guidance and decision support to payors, physicians and patients, on a range of complex issues related to genomic medicine. DNA Direct’s operating results from the date of acquisition of January 29, 2010 through September 25, 2010, are included in the accompanying unaudited interim condensed consolidated financial statements. Pro forma financial statement results including the results of DNA Direct would not differ materially from the Company’s historically reported financial statement results.
United BioSource Corporation. On September 16, 2010, the Company acquired all of the outstanding common stock of United BioSource Corporation (“UBC”) for approximately $702 million in cash. Additionally, in connection with the acquisition, the Company paid approximately $32 million consisting of pay downs of acquired debt and other items. UBC is a leader in serving life sciences industry clients and is focused on developing scientific evidence to guide the safe, effective and affordable use of medicines. UBC’s information services revolve around safety and risk management, as well as health economics and outcomes research. UBC has the capacity to conduct post-approval research in strategic locations worldwide, including the U.S., Europe, Canada and Japan. This acquisition extends Medco’s core capabilities in data analytics and research with a view to further accelerating pharmaceutical knowledge, advancing patient safety and furthering evidence-based medicine. The Company funded the transaction with the net proceeds of Medco’s recently completed senior notes offering. See Note 8, “Debt,” for more information.

The transaction was accounted for under the provisions of FASB’s business combinations standard. The purchase price was allocated based upon the preliminary estimates of the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $527.8 million, has been allocated to goodwill, and $236.0 million has been allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of 12.2 years. Additionally, there is a deferred tax liability of $87.3 million associated with the fair value amounts allocated to intangible assets. The amount allocated to goodwill reflects the benefits Medco expects to realize from the growth of UBC’s operations. None of the goodwill is expected to be deductible for income tax purposes. See Note 7, “Goodwill and Intangible Assets, Net,” for disclosure of goodwill by reportable segment. UBC’s operating results from the date of acquisition of September 16, 2010 through September 25, 2010 are included in the accompanying unaudited interim condensed consolidated financial statements. Pro forma financial statement results including the results of UBC would not differ materially from the Company’s historically reported financial statement results.
Medco Celesio B.V. Joint Venture. On September 10, 2010, the Company and Celesio AG (“Celesio”), a company based in Germany and one of the leading service providers within the European pharmaceutical and healthcare markets, formed a joint venture with a long-term goal of improving patient health and helping to relieve the significant financial burden on healthcare payors across Europe. Headquartered in the Netherlands, the 50/50 joint venture, Medco Celesio B.V., combines Medco’s and Celesio’s strengths in pharmacy-driven clinical care. Medco Celesio B.V. will target patients with chronic or complex conditions, such as diabetes, asthma, high-cholesterol and heart disease. It will concentrate on delivering technology-enabled advanced clinical solutions designed to improve patient adherence, integrate care across multiple providers, enhance safety and deliver greater value across European healthcare systems.
In conjunction with the Medco Celesio B.V. joint venture, Medco will contribute to Medco Celesio B.V. its wholly-owned subsidiary, Europa Apotheek Venlo B.V. (“Europa Apotheek”), which primarily provides mail-order pharmacy services in Germany. As of September 25, 2010, approximately 40% of the accumulated other comprehensive loss component of the Company’s stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to Medco Celesio B.V., expected in the fourth quarter of fiscal 2010, and based on the foreign currency translation at that time, this item will be reflected in the Company’s results of operations. In addition, the Company’s investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be reflected in the Company’s results of operations.
4. FAIR VALUE DISCLOSURES
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

The Company utilizes the best available information in measuring fair value. The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets recorded at fair value on a recurring basis ($ in millions):
Fair Value Measurements at Reporting Date

	September 25,
Description	2010		Level 1	Level 2
Money market mutual funds	$539.0	(1)	$539.0	$—
Fair value of interest rate swap agreements	18.6	(2)	—	18.6

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.
Fair Value Measurements at Reporting Date

	December 26,
Description	2009		Level 1	Level 2
Money market mutual funds	$1,959.0	(1)	$1,959.0	$—
Fair value of interest rate swap agreements	14.0	(2)	—	14.0

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.
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
Fair Value of Financial Instruments
The carrying amounts of the term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities, short-term and long-term investments approximated fair values as of September 25, 2010 and December 26, 2009. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their future cash flows.
The carrying amounts and the fair values of the Company’s senior notes are shown in the following table ($ in millions):

	September 25, 2010			December 26, 2009
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
7.25% senior notes due 2013	$498.5	(1)	$576.6	$498.2	(1)	$560.8
6.125% senior notes due 2013	299.1	(1)	332.1	298.8	(1)	322.4
2.750% senior notes due 2015	499.8	(1)	506.6	—		—
7.125% senior notes due 2018	1,189.9	(1)	1,473.0	1,189.1	(1)	1,341.2
4.125% senior notes due 2020	498.9	(1)	500.8	—		—

(1)	Reported in long-term debt, net, on the unaudited interim condensed consolidated balance sheets, net of unamortized discount.
The fair values of the senior notes are based on observable relevant market information. Fluctuations between the carrying amounts and the fair values of the senior notes for the periods presented are associated with changes in market interest rates.

5. EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Basic weighted average shares outstanding	429.9	475.4	450.2	482.4
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	7.2	9.3	9.1	8.6

Diluted weighted average shares outstanding	437.1	484.7	459.3	491.0

The FASB’s earnings per share standard requires that stock options and restricted stock units granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For the quarter and nine months ended September 25, 2010, there were outstanding options to purchase 10.3 million and 6.1 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the treasury stock method. These outstanding options may be dilutive to future EPS calculations. For the quarter and nine months ended September 26, 2009, there were outstanding options to purchase 4.7 million and 10.4 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations. The decreases in the basic weighted average shares outstanding and diluted weighted average shares outstanding for the quarter and nine months ended September 25, 2010 compared to the same periods in 2009 result from the repurchase of approximately 240.4 million shares of stock in connection with the Company’s share repurchase programs since inception in 2005 through the third quarter of 2010, compared to an equivalent amount of 182.6 million shares purchased inception-to-date through the end of the third quarter of 2009. The Company repurchased approximately 17.1 million shares of stock in the third quarter of 2010, and did not repurchase shares of stock in the third quarter of 2009. The Company repurchased approximately 54.2 million shares in the nine months of 2010, compared to an equivalent amount of 23.6 million shares in the nine months of 2009. In accordance with the standard, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.
6. ACCOUNTS RECEIVABLE
The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable are presented net of allowance for doubtful accounts and include a reduction for rebates and guarantees payable to clients when these payables are settled on a net basis in the form of an invoice credit. As of September 25, 2010 and December 26, 2009, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $503.0 million and $483.1 million, respectively.
The Company’s allowance for doubtful accounts as of September 25, 2010 and December 26, 2009 of $147.5 million and $133.3 million, respectively, includes $96.7 million and $86.1 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 11, “Segment and Geographic Data,” for more information on the Specialty Pharmacy segment. The Company’s allowance for doubtful accounts as of September 25, 2010 and December 26, 2009 also includes $36.9 million and $37.4 million, respectively, related to PolyMedica Corporation (“PolyMedica”) for diabetes supplies, which are primarily reimbursed by government agencies and insurance companies. In addition, the Company’s allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings.

7. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the Company’s carrying amount of goodwill for the nine months ended September 25, 2010 are as follows ($ in millions):

			Specialty
	PBM		Pharmacy	Total
Balances as of December 26, 2009	$4,417.1		$1,915.9	$6,333.0
Goodwill acquired	554.2	(1)	1.3	555.5
Translation adjustments and other	(7.0)		(0.2)	(7.2)

Balances as of September 25, 2010	$4,964.3		$1,917.0	$6,881.3

(1)	Primarily represents the portion of the excess of the purchase price paid by the Company to acquire UBC. See Note 3, “Acquisitions of Businesses and Joint Venture,” for more information.
The following is a summary of the Company’s intangible assets ($ in millions):

	September 25, 2010			December 26, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Client relationships	$3,447.6	$2,121.5	$1,326.1	$3,446.1	$1,977.2	$1,468.9
Trade names	657.0	62.2	594.8	569.3	47.6	521.7
Manufacturer relationships	506.6	91.5	415.1	357.5	77.5	280.0
Patient relationships	283.5	161.2	122.3	280.1	127.8	152.3
Other intangible assets	39.1	33.7	5.4	33.7	27.8	5.9

Total	$4,933.8	$2,470.1	$2,463.7	$4,686.7	$2,257.9	$2,428.8

For intangible assets existing as of September 25, 2010, aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated as follows ($ in millions):

Fiscal Years Ending December
2010 (remaining)	$76.3
2011	286.8
2012	277.8
2013	273.0
2014	270.2

Total	$1,184.1

The weighted average useful life of intangible assets subject to amortization is 22 years in total. The weighted average useful life is approximately 22 years for the PBM intangible assets and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. The Company expenses the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of September 25, 2010 is approximately 2.1 years. The Company has experienced client retention rates of approximately 98% over the past two years.
The most recent assessment for impairment of goodwill for each of the designated reporting units was performed as of September 25, 2010, and the goodwill was determined not to be impaired, and there have been no significant subsequent changes in events or circumstances. The Company utilized the income approach methodology, which projects future cash flows discounted to present value based on certain assumptions about future operating performance, including projected sales on emerging strategies, and potential reductions in government agency reimbursement rates associated with PolyMedica. Discount rates were based on the estimated weighted average cost of capital at the reporting unit level and ranged from 8% to 13%. In order to validate the reasonableness of the estimated fair values, the Company performed a reconciliation of the aggregate fair values of all reporting units to market capitalization as of the valuation date using a reasonable control premium.

8. DEBT
The Company’s debt consists of the following ($ in millions):

	September 25,	December 26,
	2010	2009
Short-term debt:
Accounts receivable financing facility	$—	$—
Other	18.8	15.8

Total short-term debt	18.8	15.8

Long-term debt:
Senior unsecured revolving credit facility	1,000.0	1,000.0
Senior unsecured term loan	1,000.0	1,000.0
7.25% senior notes due 2013, net of unamortized discount	498.5	498.2
6.125% senior notes due 2013, net of unamortized discount	299.1	298.8
2.750% senior notes due 2015, net of unamortized discount	499.8	—
7.125% senior notes due 2018, net of unamortized discount	1,189.9	1,189.1
4.125% senior notes due 2020, net of unamortized discount	498.9	—
Fair value of interest rate swap agreements	18.6	14.0

Total long-term debt	5,004.8	4,000.1

Total debt	$5,023.6	$4,015.9

2.750% and 4.125% Senior Notes. On September 10, 2010, the Company completed an underwritten public offering of $500 million aggregate principal amount of 5-year senior notes at a price to the public of 99.967 percent of par value, and $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.780 percent. The 5-year senior notes bear interest at a rate of 2.750% per annum, with an effective interest rate of 2.757%, and mature on September 15, 2015. The 10-year senior notes bear interest at a rate of 4.125% per annum, with an effective interest rate of 4.152%, and mature on September 15, 2020. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 20 basis points for the notes due 2015, and 25 basis points for the notes due 2020. Interest on the notes will be payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2011. The Company used the net proceeds from the offering for general corporate purposes, which included funding the UBC acquisition described in Note 3, “Acquisitions of Businesses and Joint Venture.”
6.125% and 7.125% Senior Notes. On March 18, 2008, the Company completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. The Company pays interest on both series of senior notes semi-annually on March 15 and September 15 of each year. The Company used the net proceeds from the sale of these senior notes to repay borrowings under its revolving credit facility used to fund the acquisitions in 2007, which are described in Note 3, “Acquisitions of Businesses,” to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
7.25% Senior Notes. In August 2003, in connection with Medco’s spin-off, the Company completed an underwritten public offering of $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.195 percent of par value. The senior notes bear interest at a rate of 7.25% per annum, with an effective interest rate of 7.365%, and mature on August 15, 2013. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed, or (ii) the sum of the present values of 107.25% of the principal amount of the notes being redeemed, plus all scheduled payments of interest on the notes discounted to the redemption date at a semi-annual equivalent yield to a comparable U.S. Treasury security for such redemption date plus 50 basis points.

The Company entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rate debt. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013, consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented net receivables of $18.6 million and $14.0 million as of September 25, 2010 and December 26, 2009, respectively, which are reported in other noncurrent assets, with offsetting amounts recorded in long-term debt, net, on the Company’s consolidated balance sheets. These are the amounts that the Company would have received from third parties if the derivative contracts had been settled. Under the terms of these swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month London Interbank Offered Rate (“LIBOR”) plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received is included in interest expense.
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
The outstanding balance under the revolving credit facility was $1.0 billion as of September 25, 2010 and December 26, 2009. There were draw-downs of $2.5 billion and repayments of $2.5 billion under the revolving credit facility during the nine months of 2010. As of September 25, 2010, the Company had $994 million available for borrowing under its revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $6 million in issued letters of credit. There was no activity under the revolving credit facility during the first nine months of 2009. As of December 26, 2009, the Company had $993 million available for borrowing under the credit facility, after giving effect to prior net draw-downs of $1 billion and $7 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.
Accounts Receivable Financing Facility and Other Short-Term Debt. Through a wholly-owned subsidiary, the Company has a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebates accounts receivable. During the third quarter of 2010, the Company drew down $300 million and repaid $300 million under the facility. As of September 25, 2010 and December 26, 2009, there were no amounts outstanding and $600 million was available for borrowing under the facility. The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by the Company’s credit rating. This facility is renewable annually at the option of both Medco and the banks and was renewed on July 26, 2010. Additionally, the Company had short-term debt of $18.8 million and $15.8 million outstanding as of September 25, 2010 and December 26, 2009, respectively, under a short-term revolving credit facility.
Covenants. All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. The Company was in compliance with all covenants at September 25, 2010 and December 26, 2009.

Aggregate Maturities and Interest Expense. The aggregate maturities of long-term debt are as follows ($ in millions):

Fiscal Years Ending December
2011	$—
2012	2,000.0
2013	800.0
2014	—
2015	500.0
2016-2020	1,700.0

Total	$5,000.0

Interest expense on total debt was $43.4 million and $123.0 million for the third quarter and nine months ended September 25, 2010, respectively, and $43.3 million and $131.8 million for the third quarter and nine months ended September 26, 2009, respectively.
9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Service cost	$6.4	$6.1	$19.2	$18.2
Interest cost	3.3	3.3	10.1	9.9
Expected return on plan assets	(3.0)	(2.5)	(9.1)	(7.4)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Net amortization of actuarial losses	0.5	1.3	1.5	4.0

Net pension cost	$7.3	$8.3	$21.9	$24.9

The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Service cost	$0.3	$0.3	$1.0	$0.8
Interest cost	0.3	0.2	0.7	0.6
Amortization of prior service credit	(1.1)	(1.1)	(3.2)	(3.1)
Net amortization of actuarial losses	0.2	0.2	0.4	0.4

Net postretirement benefit credit	$(0.3)	$(0.4)	$(1.1)	$(1.3)

The Company amended the postretirement healthcare benefit plan in 2003, which reduced and capped benefit obligations, the effect of which is reflected in the amortization of the prior service credit component of the net postretirement benefit credit.
10. SHARE REPURCHASE PROGRAMS
Since 2005, when the Company commenced its first share repurchase program, the Company has executed share repurchases of 240.4 million shares at a cost of $10.1 billion and at an average per-share cost of $42.01. During the nine months of 2010, the Company repurchased 54.2 million shares at a total cost of $3,161.4 million with an average per-share cost of $58.37 under its share repurchase programs. Under the Company’s second share repurchase program, which began in November 2008 and was completed in May 2010, the Company repurchased 57.5 million shares at an average per-share cost of $52.15 and at a total cost of $3 billion.

In May 2010, the Company’s Board of Directors approved a new $3 billion share repurchase program (the “2010 Program”), authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing May 17, 2010. During the third quarter and nine months of 2010, the Company repurchased 17.1 million and 29.1 million shares at a total cost of $903.5 million and $1,600.0 million and at an average per-share cost of $52.81 and $55.01, respectively, under the 2010 Program. The timing and extent of any repurchases depend upon market conditions, corporate requirements and other factors. The Company intends to fund share repurchases with the Company’s existing cash balances and operating cash flows. The Company’s Board of Directors periodically reviews the Company’s share repurchase programs and approves the associated trading parameters.
11. SEGMENT AND GEOGRAPHIC DATA
Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies, as well as diabetes testing supplies and related products to the Company’s clients and members or patients, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. It is expected that Europa Apotheek will be contributed to a newly formed joint venture, Medco Celesio B.V., in the fourth quarter of 2010. Commencing on the September 16, 2010 acquisition date, the PBM segment also includes the operating results of UBC, which extends the Company’s core capabilities in data analytics and research.
The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of primarily complex (potentially life-threatening) diseases including specialty infusion services. The Company defines the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are usually high-cost, developed by biotechnology companies and often injectable or infusible, and may require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging, and a higher degree of patient-oriented customer service, including in-home nursing services and administration. Specialty pharmacy products and services are often covered through client PBM contracts. Specialty pharmacy products and services are also covered through medical benefit programs with the primary payors being insurance companies and government programs, and patients for amounts due for co-payments and deductibles.
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

	Quarter Ended September 25, 2010			Quarter Ended September 26, 2009
		Specialty			Specialty
Quarterly Results:	PBM(1)	Pharmacy	Total	PBM	Pharmacy	Total

Product net revenues	$13,209.8	$2,852.2	$16,062.0	$12,213.4	$2,377.4	$14,590.8
Service revenues	232.0	25.8	257.8	180.8	23.2	204.0

Total net revenues	13,441.8	2,878.0	16,319.8	12,394.2	2,400.6	14,794.8
Total cost of revenues	12,517.9	2,682.4	15,200.3	11,531.7	2,223.1	13,754.8
Selling, general and administrative expenses	321.8	73.2	395.0	298.6	70.4	369.0
Amortization of intangibles	60.5	10.7	71.2	64.5	13.9	78.4

Operating income	$541.6	$111.7	$653.3	$499.4	$93.2	$592.6
Reconciling items to income before provision for income taxes:
Interest expense			43.4			43.3
Interest (income) and other (income) expense, net			(2.6)			(3.4)

Income before provision for income taxes			$612.5			$552.7

Capital expenditures	$60.0	$3.7	$63.7	$49.7	$6.5	$56.2

	Nine Months Ended September 25, 2010			Nine Months Ended September 26, 2009
		Specialty			Specialty
Year-to-Date Results:	PBM(1)	Pharmacy	Total	PBM	Pharmacy	Total

Product net revenues	$40,015.1	$8,293.9	$48,309.0	$36,933.7	$7,002.9	$43,936.6
Service revenues	653.9	75.3	729.2	554.4	68.1	622.5

Total net revenues	40,669.0	8,369.2	49,038.2	37,488.1	7,071.0	44,559.1
Total cost of revenues	38,077.7	7,786.5	45,864.2	35,019.2	6,540.1	41,559.3
Selling, general and administrative expenses	899.5	222.4	1,121.9	858.7	221.3	1,080.0
Amortization of intangibles	180.4	32.1	212.5	193.5	36.6	230.1

Operating income	$1,511.4	$328.2	$1,839.6	$1,416.7	$273.0	$1,689.7
Reconciling items to income before provision for income taxes:
Interest expense			123.0			131.8
Interest (income) and other (income) expense, net			(10.3)			(9.1)

Income before provision for income taxes			$1,726.9			$1,567.0

Capital expenditures	$145.1	$19.0	$164.1	$137.4	$16.9	$154.3

	As of September 25, 2010			As of December 26, 2009
		Specialty			Specialty
Identifiable Assets:	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$12,871.3	$3,698.9	$16,570.2	$14,226.8	$3,688.7	$17,915.5

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.
Geographic Information. The Company’s net revenues from its foreign operations represented less than 1% of the Company’s consolidated net revenues for the quarters and nine months ended September 25, 2010 and September 26, 2009. All other revenues are earned in the United States.
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
The third qui tam matter relates to PolyMedica, a subsidiary of the Company acquired in the fourth quarter of 2007. The Company learned that the Government declined to intervene in the qui tam matter. This matter is progressing as a civil litigation, United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al., in the U.S. District Court for the Southern District of Florida, although the government could decide to intervene at any point during the course of the litigation. The complaint largely includes allegations regarding the application of invoice payments. In July 2010, the U.S. District Court for the Southern District of Florida dismissed the action without prejudice. The plaintiffs re-filed the complaint and upon a motion to dismiss, the U.S. District Court for the Southern District of Florida dismissed the complaint with prejudice in October 2010.
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
Various appeals were taken and in October 2007, the U.S. Court of Appeals for the Second Circuit overruled all but one objection to the settlement that had been the subject of the appeals. The appeals court vacated the lower court’s approval of the settlement in one respect, and remanded the case to the District Court for further proceedings relating to the manner in which the settlement funds should be allocated between self-funded and insured plans. Subsequently, a revised settlement that allocated a greater percentage of the settlement funds to self-funded plans was approved by the District Court. Most of these settlement funds were distributed to each plan in June 2010 and the remaining funds will be distributed in the near future. The plaintiffs in two actions in the Gruer series of cases, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., and United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc., elected to opt out of the settlement. In June 2010, the Company filed for summary judgment against both of these plaintiffs.
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
Other Matters
In the ordinary course of business, the Company is involved in disputes with clients, retail pharmacies and suppliers, which may involve litigation, claims, arbitrations and other proceedings. Although it is not feasible to predict or determine the final outcome of any proceedings with certainty, the Company does not believe that any of these disputes could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, liquidity or operating results. In addition, the Company entered into an indemnification and insurance matters agreement with Merck in connection with the Company’s spin-off in 2003, which may require the Company in some instances to indemnify Merck.

Purchase Commitments
As of September 25, 2010, the Company has contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and brand-name pharmaceutical manufacturers, the majority of which are associated with the Company’s Specialty Pharmacy business, and are either contracts for fixed amounts or contracts for fixed amounts plus a variable component. The contracts for fixed amounts include firm commitments of $94.8 million and $25.3 million for 2010 and 2011, respectively. The contracts with fixed amounts plus a variable component include firm commitments of $60.7 million and $4.0 million for 2010 and 2011, respectively, with additional commitments through 2012 that are subject to price increases or variable quantities based on patient usage or days on hand. The Company also has purchase commitments for diabetes supplies of $41.4 million, technology-related agreements of $56.9 million and advertising commitments of $3.9 million.

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
•	Competition in the PBM, specialty pharmacy and the broader healthcare industry is intense and could impair our ability to attract and retain clients;
•	Failure to retain key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues, harm to our reputation and decreased profitability;
•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;
•	Failure in continued execution of our retiree strategy, including the potential loss of Medicare Part D-eligible members, could adversely impact our business and financial results;
•	If we fail to comply with complex and evolving laws and regulations domestically and internationally, we could suffer penalties, be required to pay substantial damages and/or make significant changes to our operations;
•	If we do not continue to earn and retain purchase discounts, rebates and service fees from manufacturers at current levels, our gross margins may decline;
•	From time to time we engage in transactions to acquire other companies or businesses and if we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention;
•	New legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable information could limit our ability to use information critical to the operation of our business;

•	Our Specialty Pharmacy business is highly dependent on our relationships with a limited number of suppliers and the loss of any of these relationships, or limitations on our ability to provide services to these suppliers, could significantly impact our ability to sustain and/or improve our financial performance;
•	Our ability to grow our Specialty Pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;
•	Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased credit risk. Additionally, current economic conditions may expose us to increased credit risk;
•	Changes in reimbursement, including reimbursement for durable medical equipment, could negatively affect our revenues and profits;
•	Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;
•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;
•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;
•	Changes in industry pricing benchmarks could adversely affect our financial performance;
•	We are subject to a corporate integrity agreement and noncompliance may impede our ability to conduct business with the federal government;
•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance and liquidity;
•	We may be subject to liability claims for damages and other expenses not covered by insurance;
•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure. Additionally, significant disruptions to our infrastructure or any of our facilities due to failure to execute security measures or failure to execute business continuity plans in the event of an epidemic or pandemic or some other catastrophic event could adversely impact our business;
•	We may be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives; and
•	Anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.
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
In 2008, our capabilities were extended abroad when we acquired Europa Apotheek Venlo B.V. (“Europa Apotheek”), which primarily provides mail-order pharmacy services in Germany. We advanced our European healthcare initiatives further in 2009 through a joint venture with United Drug plc, a pan-European healthcare leader, to provide home-based pharmacy care services in the United Kingdom for patients covered by the country’s National Health Service. Also in 2009, Medco partnered with Sweden’s largest pharmacy chain, Apoteket, developing, and providing ongoing support for a national centralized drug utilization review system in Sweden. Additionally, we reinforced our commitment to advancing the science of personalized medicine through our January 2010 acquisition of DNA Direct, Inc. (“DNA Direct”), a leader in providing guidance and decision support to payors, physicians and patients, on a range of complex issues related to genomic medicine.
On September 10, 2010, Medco and Celesio AG (“Celesio”), a company based in Germany and one of the leading service providers within the European pharmaceutical and healthcare markets, formed a joint venture with a long-term goal of improving patient health and helping to relieve the significant financial burden on healthcare payors across Europe. Headquartered in the Netherlands, the 50/50 joint venture, Medco Celesio B.V., combines Medco’s and Celesio’s strengths in pharmacy-driven clinical care. Medco Celesio B.V. will target patients with chronic or complex conditions, such as diabetes, asthma, high-cholesterol and heart disease. It will concentrate on delivering technology-enabled advanced clinical solutions designed to improve patient adherence, integrate care across multiple providers, enhance safety and deliver greater value across European healthcare systems.
In conjunction with the Medco Celesio B.V. joint venture, Medco will contribute to Medco Celesio B.V. its wholly-owned subsidiary, Europa Apotheek. As of September 25, 2010, approximately 40% of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to Medco Celesio B.V., expected in the fourth quarter of fiscal 2010, and based on the foreign currency translation at that time, this item will be reflected in our results of operations. In addition, our investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be reflected in our results of operations.
Recently, we extended our core capabilities in data analytics and research with the September 2010 acquisition of United BioSource Corporation (“UBC”). UBC is a leader in serving life sciences industry clients and is focused on developing scientific evidence to guide the safe, effective and affordable use of medicines. UBC’s information services revolve around safety and risk management, as well as health economics and outcomes research. UBC has the capacity to conduct post-approval research in strategic locations worldwide, including the U.S., Europe, Canada and Japan.

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and members are paramount to our success; the retention of existing clients and members and winning of new clients and members poses the greatest opportunity to us and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will be largely dependent on our ability to drive mail-order volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. In addition, our future success depends on our ability to continue to provide innovative and competitive clinical and other services to clients and members, including through our active participation in the Medicare Part D Prescription Drug Plan (“Medicare Part D”) benefit, our growing specialty pharmacy business, including the growth in biosimilars, our Therapeutic Resource Centers, as well as the growing service revenue businesses that include our international services, our personalized medicine services and our newly acquired clinical research business, UBC. Additionally, our future success will depend on our continued ability to generate positive cash flows from operations with a keen focus on asset management and maximizing return on invested capital (“ROIC”). We are very focused on managing our ROIC to ensure we drive significant returns to our shareholders. We believe there is a close correlation between strong ROIC and long-term shareholder value and as such, in 2009 we began including ROIC as a component of our annual performance bonus grid.
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
Financial Performance Summary for the Quarter and Nine Months Ended September 25, 2010
Our diluted earnings per share increased 23.2% to $0.85 and net income increased 10.7% to $371.5 million for the third quarter of 2010 compared to $0.69 per share and $335.6 million, respectively, for the third quarter of 2009. Our diluted earnings per share increased 19.4% to $2.28 and net income increased 11.7% to $1,048.9 million for the nine months of 2010 compared to $1.91 per share and $938.7 million, respectively, for the nine months of 2009. These increases primarily reflect higher generic dispensing rates and mail-order generic volumes, a decrease in the diluted weighted average shares outstanding, increased service margin, and growth in the Specialty Pharmacy business. These are partially offset by the effect of client renewal pricing, as well as increased selling, general and administrative (“SG&A”) expenses. Also contributing for the nine months is a second-quarter 2010 benefit of approximately $27 million associated with our receipt of a settlement award in a class action antitrust lawsuit brought by direct purchasers of a brand-name medication. For the nine months ended September 25, 2010, we generated cash flow from operations of $1,365.3 million and had cash and cash equivalents of $892.4 million on our unaudited interim condensed consolidated balance sheet at September 25, 2010.
The diluted weighted average shares outstanding were 437.1 million for the third quarter and 459.3 million for the nine months of 2010, compared to 484.7 million for the third quarter and 491.0 million for the nine months of 2009, representing decreases of 9.8% and 6.5%, respectively, resulting primarily from our share repurchase programs.

Our total net revenues increased 10.3% to $16,319.8 million for the third quarter, and increased 10.1% to $49,038.2 million for the nine months of 2010. Product net revenues increased 10.1% to $16,062.0 million for the third quarter, and 10.0% to $48,309.0 million for the nine months of 2010, which reflects higher mail-order and retail prescription volume driven by new business, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts. Additionally, our service revenues increased 26.4% to $257.8 million for the third quarter and 17.1% to $729.2 million for the nine months of 2010, reflecting higher client and other service revenues primarily driven by higher revenues associated with Medicare Part D-related product offerings and increased revenues from formulary management fees, as well as increased revenues from clinical programs. Also contributing to the higher service revenues are manufacturer service revenue increases for the third quarter and nine months, primarily reflecting the acquisition of UBC.
The total adjusted prescription volume, which adjusts mail-order prescription volume for the difference in days supply between mail order and retail, increased 6.8% to 235.2 million for the third quarter and 6.2% to 712.7 million for the nine months of 2010, and reflects higher mail-order and retail volumes attributed to new clients. The increases in mail-order prescription volume for the third quarter and nine months of 2010 are driven by an increase in generic volumes, as brand-name volumes were lower than the third quarter and nine months of 2009. The adjusted mail-order penetration rate was 34.5% for the third quarter and 34.2% for the nine months of 2010, compared to 34.5% for the third quarter and 34.3% for the nine months of 2009.
Our overall generic dispensing rate increased to 71.6% for the third quarter and 70.6% for the nine months of 2010, from 67.7% for the third quarter and 67.3% for the nine months of 2009, reflecting the impact of the introduction of new generic products since the third quarter of 2009, heightened use of previously released generics, and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in reductions to net revenues of approximately $1,040 million and $2,600 million for the third quarter and nine months of 2010, respectively.
Our overall gross margin percentage decreased to 6.9% in the third quarter and 6.5% in the nine months of 2010, from 7.0% in the third quarter and 6.7% in the nine months of 2009, primarily reflecting higher retail volumes and a lower Specialty Pharmacy gross margin percentage due to product, channel and new client mix, as well as the effect of client renewal pricing. The gross margin percentage declines were partially offset by increased generic dispensing rates and mail-order generic volumes, as well as favorable retail pharmacy reimbursement rates. Also contributing as an offset for the nine months of 2010 is the aforementioned second-quarter 2010 settlement award of approximately $27 million.
SG&A expenses of $395.0 million for the third quarter of 2010 increased by $26.0 million, or 7.0%, from the third quarter of 2009. SG&A expenses of $1,121.9 million for the nine months of 2010 increased by $41.9 million, or 3.9%, from the nine months of 2009. These increases primarily reflect higher professional fees and technology-related expenses associated with strategic initiatives, as well as approximately $9 million in closing expenses associated with the UBC acquisition.
Amortization of intangible assets of $71.2 million for the third quarter and $212.5 million for the nine months of 2010 decreased $7.2 million and $17.6 million from the third quarter and nine months of 2009, respectively, primarily reflecting lower intangible amortization from PolyMedica Corporation (“PolyMedica”) associated with scheduled accelerated amortization of customer relationships, as well as lower Specialty Pharmacy intangible amortization, partially offset by increases from the acquisitions of UBC and DNA Direct.
Interest expense of $43.4 million for the third quarter of 2010 increased $0.1 million from the third quarter of 2009, reflecting higher expense as a result of increased borrowings from our September 2010 senior notes issuance associated with the acquisition of UBC, partially offset by lower interest rates on the floating rate components of outstanding debt. Interest expense of $123.0 million for the nine months of 2010 decreased $8.8 million from the nine months of 2009, primarily reflecting lower interest rates on the floating rate components of outstanding debt, partially offset by the increased borrowings.
Interest (income) and other (income) expense, net, of ($2.6) million for the third quarter of 2010 decreased $0.8 million from ($3.4) million for the third quarter of 2009, primarily reflecting decreased interest income driven by lower interest rates earned on lower average operating cash balances, partially offset by our joint venture activity. Interest (income) and other (income) expense, net, of ($10.3) million for the nine months of 2010 increased $1.2 million from ($9.1) million for the nine months of 2009, primarily reflecting foreign currency favorability, partially offset by decreased interest income and our joint venture activity.

Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.3% for the third quarter and nine months of 2010, compared to 39.3% for the third quarter and 40.1% for the nine months of 2009, reflecting a lower state income tax rate, partially offset by third-quarter 2009 audit settlements and statute of limitations expirations.
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
In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income where the requirements of Authoritative Guidance are met. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Items 7 and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. In the third quarter and nine months of 2010, premium revenues for our PDP products, which exclude member cost share, were $173 million and $536 million, respectively, or 1% of total net revenues. In the third quarter and nine months of 2009, premium revenues for our PDP products, which exclude member cost share, were $129 million and $420 million, respectively, or less than 1% of total net revenues.

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
Service revenues consist principally of administrative fees and clinical program fees earned from clients, sales of prescription services to pharmaceutical manufacturers, performance-oriented fees paid by Specialty Pharmacy manufacturers, revenues from data analytics and research associated with the September 2010 acquisition of UBC, and other non-product-related revenues.
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
Manufacturer accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. Client accounts receivable represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebates and guarantees payable when these payables are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also includes receivables from CMS for our Medicare PDP product offerings and premiums from members. Additionally, we have receivables from Medicare and Medicaid for a portion of our Specialty Pharmacy business, and for diabetes supplies dispensed by PolyMedica.
Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. The federal portion was received in the first quarter of 2010 and the majority of the state portion was received by the end of the third quarter of 2010. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets for the PBM segment are comprised primarily of the goodwill and intangibles that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003, and goodwill and intangibles recorded upon our acquisitions of PolyMedica in 2007 and UBC in 2010. Goodwill and intangible assets for the Specialty Pharmacy segment include goodwill and intangible assets recorded primarily from our acquisitions of Accredo Health, Incorporated in 2005 and Critical Care Systems, Inc. in 2007.

Our primary liabilities include claims and other accounts payable, client rebates and guarantees payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities are also comprised of certain premiums, and may also include cost share, and catastrophic reinsurance payments received in advance from CMS for our Medicare PDP product offerings. Our debt is primarily comprised of a senior unsecured term loan facility, a senior unsecured revolving credit facility, and senior notes. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any material off-balance sheet arrangements, other than purchase commitments and lease obligations. See "—Commitments and Contractual Obligations” below.
Our stockholders’ equity includes an offset for purchases of our common stock under our share repurchase programs. The accumulated other comprehensive loss component of stockholders’ equity includes: unrealized investment gains and losses, foreign currency translation adjustments resulting primarily from the translation of Europa Apotheek’s assets, liabilities and results of operations, unrealized gains and losses on effective cash flow hedges, and the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans.
Consolidated Statements of Cash Flows
An important element of our operating cash flows is the timing of billing cycles, which are generally two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the Specialty Pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Specialty Pharmacy business experiences slower accounts receivable turnover than in the aforementioned PBM cycle and has a different credit risk profile. Our operating cash flows are also impacted by timing associated with our Medicare PDP product offerings, including premiums, cost share, and catastrophic reinsurance received from CMS. In addition, our operating cash flows include tax benefits for employee stock plans up to the amount associated with compensation expense.
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

Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; managed care organizations; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the third quarter and nine months of 2010, our ten largest clients based on revenue accounted for approximately 48% and 47% of our net revenues, respectively, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $2,700 million and $8,200 million, or 17%, of our net revenues, respectively. For the third quarter and nine months of 2009, our ten largest clients based on revenue accounted for approximately 49% of our net revenues, including UnitedHealth Group, which represented approximately $2,800 million and $8,400 million, or 19%, of our net revenues, respectively. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for both the third quarters and nine months of 2010 and 2009. Under our current agreement with UnitedHealth Group, we are providing pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in the third quarters and nine months of 2010 or 2009.
Segment Discussion
We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies, as well as diabetes testing supplies and related products to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. It is expected that Europa Apotheek will be contributed to a newly formed joint venture, Medco Celesio B.V., in the fourth quarter of 2010. Commencing on the September 16, 2010 acquisition date, the PBM segment also includes the operating results of UBC, which extends our core capabilities in data analytics and research.
The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of primarily complex (potentially life-threatening) diseases including specialty infusion services. We define the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are usually high-cost, developed by biotechnology companies and often injectable or infusible, and may require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging, and a higher degree of patient-oriented customer service, including in-home nursing services and administration. Specialty pharmacy products and services are often covered through client PBM contracts. Specialty pharmacy products and services are also covered through medical benefit programs with the primary payors being insurance companies and government programs, and patients for amounts due for co-payments and deductibles.
The PBM segment is measured and managed on an integrated basis, and there is no distinct measurement that separates the performance and profitability of mail order and retail. We offer fully integrated PBM services to virtually all of our PBM clients and their members. The PBM services we provide to our clients are generally delivered and managed under a single contract for each client. The PBM and Specialty Pharmacy segments primarily operate in the United States and have relatively small activities in Puerto Rico, Germany and the United Kingdom. Additionally, UBC has the capacity to conduct post-approval research in strategic locations worldwide, including the U.S., Europe, Canada and Japan.
As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco’s PBM operations as a single segment for purposes of making decisions about resource allocations and in assessing performance.

Consolidated Results of Operations
The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 25,			September 26,	September 25,			September 26,
	2010(1)	Variance		2009	2010(1)	Variance		2009

Net Revenues
Retail product(2)	$9,900.6	$878.9	9.7%	$9,021.7	$29,951.4	$2,670.4	9.8%	$27,281.0
Mail-order product	6,161.4	592.3	10.6%	5,569.1	18,357.6	1,702.0	10.2%	16,655.6

Total product(2)	$16,062.0	$1,471.2	10.1%	$14,590.8	$48,309.0	$4,372.4	10.0%	$43,936.6

Client and other service	208.2	43.0	26.0%	165.2	599.9	93.7	18.5%	506.2
Manufacturer service	49.6	10.8	27.8%	38.8	129.3	13.0	11.2%	116.3

Total service	$257.8	$53.8	26.4%	$204.0	$729.2	$106.7	17.1%	$622.5

Total net revenues(2)	$16,319.8	$1,525.0	10.3%	$14,794.8	$49,038.2	$4,479.1	10.1%	$44,559.1

Cost of Revenues
Product(2)	$15,127.2	$1,430.7	10.4%	$13,696.5	$45,665.3	$4,280.6	10.3%	$41,384.7
Service	73.1	14.8	25.4%	58.3	198.9	24.3	13.9%	174.6

Total cost of revenues(2)	$15,200.3	$1,445.5	10.5%	$13,754.8	$45,864.2	$4,304.9	10.4%	$41,559.3

Gross Margin(3)
Product	$934.8	$40.5	4.5%	$894.3	$2,643.7	$91.8	3.6%	$2,551.9
Product gross margin percentage	5.8%	(0.3)%		6.1%	5.5%	(0.3)%		5.8%
Service	$184.7	$39.0	26.8%	$145.7	$530.3	$82.4	18.4%	$447.9
Service gross margin percentage	71.6%	0.2%		71.4%	72.7%	0.7%		72.0%
Total gross margin	$1,119.5	$79.5	7.6%	$1,040.0	$3,174.0	$174.2	5.8%	$2,999.8
Gross margin percentage	6.9%	(0.1)%		7.0%	6.5%	(0.2)%		6.7%

Volume Information
Retail prescriptions	154.0	9.7	6.7%	144.3	468.8	27.5	6.2%	441.3
Mail-order prescriptions	27.3	1.8	7.1%	25.5	82.0	4.9	6.4%	77.1

Total prescriptions	181.3	11.5	6.8%	169.8	550.8	32.4	6.3%	518.4

Adjusted prescriptions(4)	235.2	15.0	6.8%	220.2	712.7	41.4	6.2%	671.3

Adjusted mail-order penetration(5)	34.5%	0.0%		34.5%	34.2%	(0.1)%		34.3%

Generic Dispensing Rate Information
Retail generic dispensing rate	73.1%	3.7%		69.4%	72.3%	3.3%		69.0%
Mail-order generic dispensing rate	62.8%	4.7%		58.1%	61.1%	3.4%		57.7%
Overall generic dispensing rate	71.6%	3.9%		67.7%	70.6%	3.3%		67.3%

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes retail co-payments of $2,216 million and $2,115 million for the third quarters of 2010 and 2009, and $6,966 million and $6,487 million for the nine months of 2010 and 2009.

(3)	Represents total net revenues minus total cost of revenues.

(4)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(5)	Represents the percentage of adjusted mail-order prescriptions to total adjusted prescriptions.
Net Revenues
Retail. The increases in retail net revenues of $879 million for the third quarter and $2,670 million for the nine months of 2010 reflect net volume increases of $606 million and $1,703 million, respectively, primarily from new business, partially offset by lower utilization. Also contributing to the higher retail net revenues are net price increases of $273 million for the third quarter and $967 million for the nine months of 2010, driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $660 million for the third quarter and $1,750 million for the nine months from a greater representation of lower-priced generic drugs in 2010.

Mail-Order. The increases in mail-order net revenues of $592 million for the third quarter and $1,702 million for the nine months of 2010 reflect net volume increases of $426 million and $1,091 million, respectively, driven by higher generic volumes. The higher-priced brand-name volumes were slightly lower than the third quarter and nine months of 2009; however, the less expensive generic volumes were higher in part as a result of the economy and plan design changes. Also contributing to the mail-order net revenue increases are net price increases of $166 million for the third quarter and $611 million for the nine months of 2010 driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $380 million for the third quarter and $850 million for the nine months from a greater representation of lower-priced generic drugs in 2010.
Our overall generic dispensing rate increased to 71.6% for the third quarter and 70.6% for the nine months of 2010, compared to 67.7% for the third quarter and 67.3% for the nine months of 2009. Mail-order and retail generic dispensing rates increased to 62.8% and 73.1%, respectively, for the third quarter of 2010, compared to 58.1% and 69.4%, respectively, for the third quarter of 2009. For the nine months of 2010, mail-order and retail generic dispensing rates increased to 61.1% and 72.3%, respectively, compared to 57.7% and 69.0% for 2009, respectively. These increases reflect the impact of the introduction of new generic products since the third quarter of 2009 and the effect of programs and client plan design changes promoting the use of lower-priced and more steeply discounted generics.
Service revenues increased $53.8 million for the third quarter and $106.7 million for the nine months of 2010 as a result of higher client and other service revenues of $43.0 million and $93.7 million, respectively, as well as higher manufacturer service revenues of $10.8 million and $13.0 million, respectively. The higher client and other service revenues primarily reflect higher revenues associated with Medicare Part D-related product offerings and increased revenues from formulary management fees and clinical programs, as well as higher claims processing administrative fees. The higher manufacturer service revenues primarily reflect service revenue contributions recorded from UBC and increased Specialty Pharmacy performance-oriented fees, partially offset by reduced administrative fees from manufacturer contract revisions.
Gross Margin
Our product gross margin percentage was 5.8% for the third quarter and 5.5% for the nine months of 2010, compared to 6.1% for the third quarter and 5.8% for the nine months of 2009, primarily reflecting higher retail volumes and a lower Specialty Pharmacy gross margin percentage due to product, channel and new client mix, as well as the effect of client renewal pricing. The gross margin percentage declines were partially offset by increased generic dispensing rates and mail-order generic volumes, as well as favorable retail pharmacy reimbursement rates. Also contributing as an offset for the nine months of 2010 is the aforementioned second-quarter 2010 settlement award of approximately $27 million.
Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $1,447 million for the third quarter of 2010 and $1,353 million for the third quarter of 2009, with formulary rebates representing 85.7% and 81.8% of total rebates, respectively. Rebates were $4,328 million for the nine months of 2010 and $3,990 million for the nine months of 2009, with formulary rebates representing 84.9% and 77.3% of total rebates, respectively. The overall increases in rebates reflect volume from new clients and favorable pharmaceutical manufacturer rebate contract revisions, as well as improved formulary management and patient compliance, partially offset by brand-name drug volumes that have converted to generic drugs. The increases in the formulary rebate percentages of total rebates reflect the composition of new client business and manufacturer contract revisions. We retained approximately $185 million, or 12.8%, of total rebates in the third quarter of 2010, and $191 million, or 14.1%, in the third quarter of 2009. For the nine months, we retained approximately $532 million, or 12.3%, of total rebates in 2010, and $538 million, or 13.5%, in 2009. The decreases in the retained rebate percentages are reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.
Service gross margin of $184.7 million for the third quarter and $530.3 million for the nine months of 2010 increased $39.0 million and $82.4 million, respectively, reflecting the aforementioned increases in service revenues of $53.8 million for the third quarter and $106.7 million for the nine months of 2010, partially offset by increases in cost of service revenues of $14.8 million for the third quarter and $24.3 million for the nine months of 2010. The cost of service revenue increases reflect UBC costs, higher labor and other costs associated with Medicare Part D programs, as well as higher promotional expenses.

The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 25,			September 26,	September 25,			September 26,
	2010(1)	Variance		2009	2010(1)	Variance		2009

Gross margin(2)	$1,119.5	$79.5	7.6%	$1,040.0	$3,174.0	$174.2	5.8%	$2,999.8
Selling, general and administrative expenses	395.0	26.0	7.0%	369.0	1,121.9	41.9	3.9%	1,080.0
Amortization of intangibles	71.2	(7.2)	(9.2)%	78.4	212.5	(17.6)	(7.6)%	230.1
Interest expense	43.4	0.1	0.2%	43.3	123.0	(8.8)	(6.7)%	131.8
Interest (income) and other (income) expense, net	(2.6)	0.8	(23.5)%	(3.4)	(10.3)	(1.2)	13.2%	(9.1)

Income before provision for income taxes	612.5	59.8	10.8%	552.7	1,726.9	159.9	10.2%	1,567.0
Provision for income taxes	241.0	23.9	11.0%	217.1	678.0	49.7	7.9%	628.3

Net income	$371.5	$35.9	10.7%	$335.6	$1,048.9	$110.2	11.7%	$938.7

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Represents total net revenues minus total cost of revenues.
Selling, General and Administrative Expenses
SG&A expenses of $395.0 million for the third quarter of 2010 increased by $26.0 million, or 7.0%, from the third quarter of 2009. SG&A expenses of $1,121.9 million for the nine months of 2010 increased by $41.9 million, or 3.9%, from the nine months of 2009. These increases primarily reflect higher professional fees and technology-related expenses associated with strategic initiatives, as well as approximately $9 million in closing expenses associated with the UBC acquisition.
Amortization of Intangibles
Amortization of intangible assets of $71.2 million for the third quarter and $212.5 million for the nine months of 2010 decreased $7.2 million and $17.6 million from the third quarter and nine months of 2009, respectively, primarily reflecting lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships, as well as lower Specialty Pharmacy intangible amortization, partially offset by increases from the acquisitions of UBC and DNA Direct.
Interest Expense
Interest expense of $43.4 million for the third quarter of 2010 increased $0.1 million from the third quarter of 2009, reflecting higher expense as a result of increased borrowings from the September 2010 senior notes issuance associated with the acquisition of UBC, partially offset by lower interest rates on the floating rate components of outstanding debt. Interest expense of $123.0 million for the nine months of 2010 decreased $8.8 million from the nine months of 2009, primarily reflecting lower interest rates on the floating rate components of outstanding debt, partially offset by the increased borrowings.
The weighted average interest rate on our indebtedness was approximately 3.7% for the third quarter and 3.9% for the nine months of 2010, compared to approximately 3.7% for both the third quarter and nine months of 2009. The consistent weighted average interest rates reflect a higher mix of fixed rate compared with variable rate outstanding debt, partially offset by lower interest rates on the floating rate components of outstanding debt.

Interest (Income) and Other (Income) Expense, Net
Interest (income) and other (income) expense, net, of ($2.6) million for the third quarter of 2010 decreased $0.8 million from ($3.4) million for the third quarter of 2009, primarily reflecting decreased interest income driven by lower interest rates earned on lower average operating cash balances, partially offset by our joint venture activity. Interest (income) and other (income) expense, net, of ($10.3) million for the nine months of 2010 increased $1.2 million from ($9.1) million for the nine months of 2009, primarily reflecting foreign currency favorability, partially offset by decreased interest income and our joint venture activity.
Provision for Income Taxes
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.3% for the third quarter and nine months of 2010, compared to 39.3% for the third quarter and 40.1% for the nine months of 2009, reflecting a lower state income tax rate, partially offset by third-quarter 2009 audit settlements and statute of limitations expirations.
Net Income and Earnings per Share
Net income as a percentage of net revenues was 2.3% for the third quarters of 2010 and 2009, and 2.1% for the nine months of 2010 and 2009, reflecting the aforementioned factors.
Diluted earnings per share increased 23.2% to $0.85 in the third quarter of 2010, from $0.69 in the third quarter of 2009. For the nine months, diluted earnings per share increased 19.4% to $2.28 in 2010, from $1.91 in 2009. The diluted weighted average shares outstanding were 437.1 million for the third quarter and 459.3 million for the nine months of 2010, compared to 484.7 million for the third quarter and 491.0 million for the nine months of 2009, representing decreases of 9.8% and 6.5%, respectively. The decreases primarily result from the repurchase of approximately 240.4 million shares of stock in connection with our share repurchase programs since inception in 2005 through the third quarter of 2010, compared to an equivalent amount of 182.6 million shares repurchased inception-to-date through the end of the third quarter of 2009. There were approximately 17.1 million and 54.2 million shares repurchased in the third quarter and nine months of 2010, respectively, compared to approximately 23.6 million shares in the nine months of 2009. There were no shares repurchased in the third quarter of 2009.
Segment Results of Operations
PBM Segment
The PBM segment primarily involves sales of traditional prescription drugs and supplies, as well as diabetes testing supplies and related products to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 25,			September 26,	September 25,			September 26,
	2010(1)	Variance		2009	2010(1)	Variance		2009

Product net revenues	$13,209.8	$996.4	8.2%	$12,213.4	$40,015.1	$3,081.4	8.3%	$36,933.7
Service revenues	232.0	51.2	28.3%	180.8	653.9	99.5	17.9%	554.4

Total net revenues	13,441.8	1,047.6	8.5%	12,394.2	40,669.0	3,180.9	8.5%	37,488.1
Total cost of revenues	12,517.9	986.2	8.6%	11,531.7	38,077.7	3,058.5	8.7%	35,019.2

Total gross margin(2)	$923.9	$61.4	7.1%	$862.5	$2,591.3	$122.4	5.0%	$2,468.9
Gross margin percentage	6.9%	(0.1)%		7.0%	6.4%	(0.2)%		6.6%

Selling, general and administrative expenses	321.8	23.2	7.8%	298.6	899.5	40.8	4.8%	858.7
Amortization of intangibles	60.5	(4.0)	(6.2)%	64.5	180.4	(13.1)	(6.8)%	193.5

Operating income	$541.6	$42.2	8.5%	$499.4	$1,511.4	$94.7	6.7%	$1,416.7

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Represents total net revenues minus total cost of revenues.

PBM total net revenues of $13,441.8 million for the third quarter and $40,669.0 million for the nine months of 2010 increased $1,047.6 million and $3,180.9 million, respectively, compared to the revenues of $12,394.2 million for the third quarter and $37,488.1 million for the nine months of 2009. The increases primarily reflect higher mail-order generic and retail volume driven by new business, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts.
Gross margins were 6.9% of net revenues for the third quarter and 6.4% for the nine months of 2010, compared to 7.0% for the third quarter and 6.6% for the nine months of 2009, primarily reflecting higher retail volumes, and the effect of client renewal pricing. The gross margin percentage declines were partially offset by increased generic dispensing rates and mail-order generic volumes, as well as favorable retail pharmacy reimbursement rates. Also contributing as an offset for the nine months of 2010 are the aforementioned second-quarter 2010 settlement award of approximately $27 million and lower bad debt expense.
SG&A expenses were $321.8 million for the third quarter and $899.5 million for the nine months of 2010, and increased from 2009 by $23.2 million and $40.8 million, respectively. These increases primarily reflect higher professional fees and technology-related expenses associated with strategic initiatives, as well as approximately $9 million in closing expenses associated with the UBC acquisition.
Amortization of intangible assets was $60.5 million for the third quarter and $180.4 million for the nine months of 2010, compared to $64.5 million for the third quarter and $193.5 million for the nine months of 2009. The decreases primarily reflect lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships, partially offset by increases from the acquisitions of UBC and DNA Direct.
Operating income of $541.6 million for the third quarter and $1,511.4 million for the nine months of 2010 increased $42.2 million, or 8.5%, and $94.7 million, or 6.7%, from the third quarter and nine months of 2009, respectively, reflecting the aforementioned factors.
For additional information on the PBM segment, see Note 11, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Specialty Pharmacy Segment
The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of primarily complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 25,			September 26,	September 25,			September 26,
	2010	Variance		2009	2010	Variance		2009

Product net revenues	$2,852.2	$474.8	20.0%	$2,377.4	$8,293.9	$1,291.0	18.4%	$7,002.9
Service revenues	25.8	2.6	11.2%	23.2	75.3	7.2	10.6%	68.1

Total net revenues	2,878.0	477.4	19.9%	2,400.6	8,369.2	1,298.2	18.4%	7,071.0
Total cost of revenues	2,682.4	459.3	20.7%	2,223.1	7,786.5	1,246.4	19.1%	6,540.1

Total gross margin(1)	$195.6	$18.1	10.2%	$177.5	$582.7	$51.8	9.8%	$530.9
Gross margin percentage	6.8%	(0.6)%		7.4%	7.0%	(0.5)%		7.5%

Selling, general and administrative expenses	73.2	2.8	4.0%	70.4	222.4	1.1	0.5%	221.3
Amortization of intangibles	10.7	(3.2)	(23.0)%	13.9	32.1	(4.5)	(12.3)%	36.6

Operating income	$111.7	$18.5	19.8%	$93.2	$328.2	$55.2	20.2%	$273.0

(1)	Represents total net revenues minus total cost of revenues.

Specialty Pharmacy total net revenues of $2,878.0 million for the third quarter and $8,369.2 for the nine months of 2010 increased $477.4 million and $1,298.2 million, respectively, compared to revenues of $2,400.6 million for the third quarter and $7,071.0 million for the nine months of 2009, primarily reflecting higher prices charged by pharmaceutical manufacturers, as well as increased volume from new and existing clients.
Gross margins were 6.8% of net revenues for the third quarter and 7.0% for the nine months of 2010, compared to 7.4% for the third quarter and 7.5% for the nine months of 2009, primarily reflecting product, channel and new client mix, as well as the effect of client renewal pricing.
SG&A expenses of $73.2 million for the third quarter and $222.4 million for the nine months of 2010 increased $2.8 million and $1.1 million, respectively, compared to $70.4 million for the third quarter and $221.3 million for the nine months of 2009, primarily reflecting higher professional fees, partially offset by lower employee-related expenses for the nine months of 2010. Amortization of intangible assets was $10.7 million for the third quarter and $32.1 million for the nine months of 2010, compared to $13.9 million for the third quarter and $36.6 million for the nine months of 2009.
Operating income of $111.7 million for the third quarter and $328.2 million for the nine months of 2010 increased $18.5 million, or 19.8%, and $55.2 million, or 20.2%, from the third quarter and nine months of 2009, respectively, reflecting the aforementioned factors.
For additional information on the Specialty Pharmacy segment, see Note 11, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Cash Flows
The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Nine Months		Nine Months
	Ended		Ended
	September 25,		September 26,
	2010(1)	Variance	2009
Net cash provided by operating activities	$1,365.3	$(1,178.3)	$2,543.6
Net cash used by investing activities	(879.0)	(661.9)	(217.1)
Net cash used by financing activities	(2,122.1)	(877.5)	(1,244.6)

Net (decrease) increase in cash and cash equivalents	(1,635.8)	(2,717.7)	1,081.9
Cash and cash equivalents at beginning of period	2,528.2	1,589.8	938.4

Cash and cash equivalents at end of period	$892.4	$(1,127.9)	$2,020.3

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.
Operating Activities. Net cash provided by operating activities of $1,365.3 million for the nine months of 2010 primarily reflects net income of $1,048.9 million, with non-cash adjustments for depreciation and amortization of $348.1 million. In addition, there were net cash inflows of $286.3 million from a decrease in inventories, net, reflecting continued initiatives to optimize inventory levels, $214.5 million from an increase in client rebates and guarantees payable, reflecting timing of payments, and net cash inflows of $194.0 million from a net decrease in income taxes receivable, primarily resulting from the receipt of an IRS refund for tax years 2003 through 2005. These increases were partially offset by net cash outflows of $678.1 million from a decrease in claims and other accounts payable, primarily due to cycle timing, net cash outflows of $99.1 million from an increase in manufacturer accounts receivable, net, and net cash outflows of $31.0 million from an increase in client accounts receivable, net, primarily due to business growth, as well as net cash outflows of $55.2 million from a net decrease in accrued expenses and other current and noncurrent liabilities.
The $1,178.3 million decrease in net cash provided by operating activities for the nine months of 2010 compared to the nine months of 2009 is primarily due to a decrease in cash flows of $567.6 million from claims and other accounts payable due to higher retail volumes and business growth in 2009 compared to 2010, and the timing of payments associated with our retail pharmacy claims. Additionally, there were decreased cash flows of $273.4 million from client rebates and guarantees payable, $271.0 million from prepaid expenses and other current assets resulting from the timing of a significant prepaid client rebate, $228.6 million from inventories, net, and $147.1 million from manufacturer accounts receivable, net, reflecting initiatives in 2009 to optimize working capital with decreased opportunities in 2010. These decreases were partially offset by increased cash flows of $178.1 million from income taxes receivable due to the aforementioned IRS refund received in 2010, and a $38.0 million increase in cash flows from client accounts receivable, net.

Investing Activities. The net cash used by investing activities of $879.0 million for the nine months of 2010 is primarily attributable to acquisitions of businesses, net of cash acquired of $701.1 million, primarily for the acquisitions of UBC in September 2010 and DNA Direct in January 2010, and capital expenditures of $164.1 million associated with: capitalized software development in connection with client-related programs and our Medicare PDP product offerings; technology and pharmacy operations hardware investments; and capital expenditures associated with the construction of our third automated dispensing pharmacy in Whitestown, Indiana. Net cash used by investing activities also includes purchases of securities and other assets of $32.3 million. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $18.5 million. The $661.9 million increase in net cash used by investing activities for the nine months of 2010 compared to the nine months of 2009 is primarily due to the UBC and DNA Direct acquisitions, a $41.1 million decrease in proceeds from the sale of securities and other investments, and an increase in capital expenditures of $9.8 million. These increases in net cash used by investing activities were partially offset by a $90.1 million decrease in purchases of securities and other assets, $63.0 million of which represents a diabetes patient list acquired in the first quarter of 2009.
Financing Activities. The net cash used by financing activities of $2,122.1 million for the nine months of 2010 primarily results from $3,161.4 million in share repurchases, repayments on long-term debt of $2,525.0 million and $300.0 million in repayments under our accounts receivable financing facility, partially offset by proceeds from long-term debt of $3,498.7 million and proceeds from our accounts receivable financing facility and other short-term debt of $303.0 million. Proceeds from long-term debt of $3,498.7 million consist of $998.7 million from our underwritten public offering of senior notes discussed below and proceeds from our revolving credit facility of $2,500.0 million. Repayments on long-term debt consist of repayments on our revolving credit facilities. The increase in net cash used by financing activities of $877.5 million for the nine months of 2010 compared to the nine months of 2009 primarily results from higher share repurchases of $2,154.3 million and lower net proceeds from employee stock plans of $70.5 million, partially offset by higher net proceeds from long-term debt of $973.7 million, including revolving credit facilities, and higher net proceeds from short-term debt of $391.3 million.
On September 10, 2010, we completed an underwritten public offering of $500 million aggregate principal amount of 5-year senior notes at a price to the public of 99.967 percent of par value, and $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.780 percent. The 5-year senior notes bear interest at a rate of 2.750% per annum, with an effective interest rate of 2.757%, and mature on September 15, 2015. The 10-year senior notes bear interest at a rate of 4.125% per annum, with an effective interest rate of 4.152%, and mature on September 15, 2020. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 20 basis points for the notes due 2015, and 25 basis points for the notes due 2020. Interest on the notes will be payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2011. We used the net proceeds from the offering for general corporate purposes, which included funding the UBC acquisition described in Note 3, “Acquisitions of Businesses and Joint Venture,” to our unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Total cash and short-term investments as of September 25, 2010 were $947.4 million, including $892.4 million in cash and cash equivalents. Total cash and short-term investments as of December 26, 2009 were $2,548.3 million, including $2,528.2 million in cash and cash equivalents. The decrease of $1,600.9 million in cash and short-term investments for the nine months of 2010 primarily reflects the use of cash associated with share repurchase activity and acquisitions of businesses, partially offset by the proceeds from our issuance of senior notes and net cash inflows from operating activities.

Share Repurchase Programs
Since 2005, when we commenced our first share repurchase program, we have executed share repurchases of 240.4 million shares at a cost of $10.1 billion and at an average per-share cost of $42.01. During the nine months of 2010, we repurchased 54.2 million shares at a total cost of $3,161.4 million with an average per-share cost of $58.37 under our share repurchase programs. Under our second share repurchase program, which began in November 2008 and was completed in May 2010, we repurchased 57.5 million shares at an average per-share cost of $52.15 and at a total cost of $3 billion.
In May 2010, our Board of Directors approved a new $3 billion share repurchase program (the “2010 Program”), authorizing the purchase of up to $3 billion of our common stock over a two-year period commencing May 17, 2010. During the third quarter and nine months of 2010, we repurchased 17.1 million and 29.1 million shares at a total cost of $903.5 million and $1,600.0 million and at an average per-share cost of $52.81 and $55.01, respectively, under the 2010 Program. Our Board of Directors periodically reviews our share repurchase programs and approves the associated trading parameters. For more information, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in Part II of this Quarterly Report on Form 10-Q.
Looking Forward
We believe that our current liquidity and prospects for strong cash flows from operations by improved working capital management assist in limiting the effects on our business from the weaker economy. As of September 25, 2010, we had additional committed borrowing capacity under our revolving credit facility of approximately $1 billion and have no required long-term debt payments until 2012. In addition, we had additional borrowing capacity of $600 million from our 364-day accounts receivable financing facility, which is renewable annually in July at the option of both Medco and the banks, and was renewed on July 26, 2010. For full year 2010, we anticipate that our cash flow from operations will decrease from 2009 as our residual working capital opportunities are not as significant.
Our September 25, 2010 cash balance decreased to $892.4 million from $2,528.2 million at December 26, 2009 primarily due to share repurchases, partially offset by cash flows from operating activities. The timing and extent of any share repurchases under our share repurchase program depend upon market conditions, corporate requirements and other factors. We intend to fund share repurchases with existing cash balances and operating cash flows. For our cash on hand, any investments we make are within approved investing guidelines and we continue to monitor ongoing events and make investment decisions accordingly.
As of September 25, 2010, approximately 40% of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to the Medco Celesio B.V. joint venture, expected in the fourth quarter of fiscal 2010, and based on the foreign currency translation at that time, this item will be reflected in our results of operations. In addition, our investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be reflected in our results of operations.
We anticipate that our 2010 capital expenditures, for items such as capitalized software development for strategic initiatives, infrastructure enhancements, and the completion of our third automated dispensing pharmacy in Whitestown, Indiana, will be approximately $250 million. We expect that capital expenditures will be funded by our cash flows from operations.
We have clients in various industries, including governmental agencies. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any significant deterioration in our client or manufacturer rebates accounts receivables.
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
The outstanding balance under the revolving credit facility was $1.0 billion as of September 25, 2010 and December 26, 2009. There were draw-downs of $2.5 billion and repayments of $2.5 billion under the revolving credit facility during the nine months of 2010. As of September 25, 2010, we had $994 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $6 million in issued letters of credit. There was no activity under the revolving credit facility during the first nine months of 2009. As of December 26, 2009, we had $993 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $7 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.
Accounts Receivable Financing Facility and Other Short-Term Debt
Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebates accounts receivable. During the third quarter of 2010, we drew down $300 million and repaid $300 million under the facility. As of September 25, 2010 and December 26, 2009, there were no amounts outstanding and $600 million was available for borrowing under the facility. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by our credit rating. This facility is renewable annually at the option of both Medco and the banks and was renewed on July 26, 2010. Additionally, we had short-term debt of $18.8 million and $15.8 million outstanding as of September 25, 2010 and December 26, 2009, respectively, under a short-term revolving credit facility.
Interest Rates
The weighted average interest rate on our indebtedness was approximately 3.7% for the third quarter and 3.9% for the nine months of 2010, and 3.7% for both the third quarter and nine months of 2009, and reflects the fixed interest rate compared with variable interest rate mix of our debt. Several factors could change the weighted average interest rate, including, but not limited to, a change in our debt ratings, reference rates used under our senior unsecured bank credit facilities and accounts receivable financing facility, swap agreements and the mix of our debt.
Swap Agreements
In December 2007, we entered into forward-starting interest rate swap agreements to manage our exposure to changes in benchmark interest rates and to mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term financing. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate. In March 2008, following the issuance of $300 million aggregate principal amount of 5-year senior notes and $1.2 billion aggregate principal amount of 10-year senior notes, the cash flow hedges were settled and the ineffective portion was immediately expensed. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive loss as of September 25, 2010 and December 26, 2009 was $16.5 million and $18.1 million, net of tax, respectively.

In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The fair value of our obligation under our interest rate swap agreements, represented net receivables of $18.6 million and $14.0 million as of September 25, 2010 and December 26, 2009, respectively, which are reported in other noncurrent assets, with offsetting amounts recorded in long-term debt, net, on our consolidated balance sheets. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
Covenants
All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at September 25, 2010 and December 26, 2009.
Debt Ratings
Medco’s debt ratings, all of which represent investment grade, reflect the following as of the filing date of this Quarterly Report on Form 10-Q: Moody’s Investors Service, Baa3; Standard & Poor’s, BBB+; and Fitch Ratings, BBB.
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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010(1)	2009	2010(1)	2009
Net income	$371.5	$335.6	$1,048.9	$938.7
Add:
Interest expense	43.4	43.3	123.0	131.8
Interest (income) and other (income) expense, net	(2.6)	(3.4)	(10.3)	(9.1)
Provision for income taxes	241.0	217.1	678.0	628.3
Depreciation expense	46.5	48.3	135.6	135.8
Amortization expense	71.2	78.4	212.5	230.1

EBITDA	$771.0	$719.3	$2,187.7	$2,055.6

Adjusted prescriptions(2)	235.2	220.2	712.7	671.3

EBITDA per adjusted prescription	$3.28	$3.27	$3.07	$3.06

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.
For the third quarter of 2010 compared to the third quarter of 2009, EBITDA increased by 7.2%, compared to an increase in net income of 10.7%, and a slight increase in EBITDA per adjusted prescription of 0.3%. For the nine months of 2010 compared to the nine months of 2009, EBITDA increased 6.4%, compared to an increase in net income of 11.7%, and a slight increase in EBITDA per adjusted prescription of 0.3%. The lower rates of increase for EBITDA compared with net income for the third quarter and nine months of 2010 primarily reflect the aforementioned lower amortization of intangibles and depreciation expense. Also contributing for the nine months of 2010 are lower interest expense and a lower effective tax rate. The lower rates of increase for EBITDA per adjusted prescription compared to EBITDA for the third quarter and nine months of 2010 reflect higher retail volumes, which are generally less profitable than mail order, as well as client renewal pricing, partially offset by higher generic dispensing rates.
Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of September 25, 2010, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

		Remainder
	Total	of 2010	2011-2012	2013-2014	Thereafter

Long-term debt obligations (1)	$5,000.0	$—	$2,000.0	$800.0	$2,200.0
Interest payments on long-term debt obligations(2)	1,084.6	47.4	369.2	266.2	401.8
Operating lease obligations(3)	240.7	17.8	123.3	64.2	35.4
Prescription drug purchase commitments(4)	184.8	155.5	29.3	—	—
Other(5)	133.2	18.5	100.6	14.1	—

Total	$6,643.3	$239.2	$2,622.4	$1,144.5	$2,637.2

(1)	Long-term debt obligations exclude $13.8 million in total unamortized discounts on our 2.750%, 4.125%, 7.25%, 6.125% and 7.125% senior notes and the fair value of interest rate swap agreements of $18.6 million on $200 million of the $500 million in 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the September 2010 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)	Represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and brand-name pharmaceutical manufacturers, the majority of which are associated with our Specialty Pharmacy business, and are either contracts for fixed amounts or contracts for fixed amounts plus a variable component. The contracts for fixed amounts include firm commitments of $94.8 million and $25.3 million for 2010 and 2011, respectively. The contracts with fixed amounts plus a variable component include firm commitments of $60.7 million and $4.0 million for 2010 and 2011, respectively, with additional commitments through 2012 that are subject to price increases or variable quantities based on patient usage or days on hand.

(5)	Consists of purchase commitments for diabetes supplies of $41.4 million, technology-related agreements of $56.9 million and advertising commitments of $3.9 million. Additionally, $31.0 million represents various purchase obligations anticipated to be fully settled by 2014, most of which are included in other noncurrent liabilities on the unaudited interim condensed consolidated balance sheet as of September 25, 2010.
The remaining minimum pension funding requirement of $16.3 million under the Internal Revenue Code (“IRC”) during 2010 for the 2009 plan year has been paid. From time to time, we make additional voluntary contributions within the maximum deductible limits set by the IRS.
As of September 25, 2010, we had letters of credit outstanding of approximately $6.5 million, $6.0 million of which were issued under our senior unsecured revolving credit facility primarily as collateral for the deductible portion of our general liability and workers’ compensation coverage, and $0.5 million of which were assumed upon the acquisition of UBC and are to secure compliance and performance on certain leases.
As of September 25, 2010, we have total gross liabilities for income tax contingencies of $117.7 million on our unaudited interim condensed consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2014. In addition, approximately 25% of the income tax contingencies are scheduled to settle over the next twelve months.
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
Recently Adopted Financial Accounting Standards
Subsequent Events. In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance was subsequently amended in February 2010 to require all SEC filers to evaluate subsequent events through the date that the financial statements are issued and no longer requires disclosure of that date. Our adoption of the standard had no impact on the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We have floating rate debt with our bank credit facility and accounts receivable financing facility, and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of September 25, 2010, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $5.5 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
We operate our business primarily within the United States and execute the vast majority of our transactions in U.S. dollars. However, as a result of our acquisition of Europa Apotheek, which is based in the Netherlands, our acquisition of UBC, which has operations in Europe, Canada and Japan, and as a result of our joint ventures with United Drug plc, which is based in the United Kingdom, and with Medco Celesio B.V., we are subject to foreign currency translation risk. As of September 25, 2010, approximately 40% of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to the Medco Celesio B.V. joint venture, expected in the fourth quarter of fiscal 2010, and based on the foreign currency translation at that time, this item will be reflected in our results of operations.

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
On September 16, 2010, the Company completed the acquisition of UBC. See Note 3, “Acquisitions of Businesses and Joint Venture,” to our unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisition and related financial data. The Company is in the process of reviewing UBC’s operations and will be conducting a review of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. This process may result in additions to or changes in our internal control over financial reporting. Except as described above, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Government Proceedings and Requests for Information. With respect to the qui tam matter relating to PolyMedica, United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al., in July 2010, the U.S. District Court for the Southern District of Florida dismissed the action without prejudice. The plaintiffs re-filed the complaint and upon a motion to dismiss, the U.S. District Court for the Southern District of Florida dismissed the complaint with prejudice in October 2010.

ERISA and Similar Litigation. With respect to the revised Gruer settlement that allocated a greater percentage of the settlement funds to self-funded plans and which was approved by the District Court, most of the settlement funds were distributed to each plan in June 2010 and the remaining funds will be distributed in the near future. The plaintiffs in two actions in the Gruer series of cases, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., and United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc., elected to opt out of the settlement. In June 2010, the Company filed for summary judgment against both of these plaintiffs.

Item 1A.	Risk Factors
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and of our Quarterly Report on Form 10-Q for the quarter ended June 26, 2010, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s $3 billion share repurchase program, which was announced in November 2008 (the “2008 Program”), was completed in May 2010. From the inception of the 2008 Program through completion, the Company repurchased 57.5 million shares at an average per-share cost of $52.15. In May 2010, the Company’s Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing May 17, 2010 (the “2010 Program”). The Company intends to fund share repurchases with the Company’s existing sources of liquidity. The Company’s Board of Directors periodically reviews any share repurchase programs and approves the associated trading parameters.
The following is a summary of the Company’s share repurchase activity for the three months ended September 25, 2010:
Issuer Purchases of Equity Securities(1)

				Approximate
				dollar value of
			Total number of	shares
			shares purchased as	that may yet be
	Total number of	Average	part of publicly	purchased under
	shares	price paid	announced	the programs(4)
Fiscal Period	purchased	per share(2)	programs(3)	(in thousands)
Balances at June 26, 2010			11,978,608	$2,303,504

June 27 to July 24, 2010	9,524,000	$56.01	9,524,000	$1,770,018
July 25 to August 21, 2010	7,583,350	$48.79	7,583,350	$1,400,015
August 22 to September 25, 2010	—	$—	—	$1,400,015

Third quarter 2010 totals	17,107,350	$52.81	17,107,350

(1)	All information set forth in the table above relates to the Company’s 2010 Program. The 2010 program was announced in May 2010 and pursuant to the 2010 Program, the Company is authorized to repurchase up to $3 billion of its common stock over a two-year period commencing May 17, 2010.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases settled during the three months ended September 25, 2010. The average per-share cost for repurchases under the 2010 Program from inception through September 25, 2010 is $55.01.

(3)	The Company repurchased all of the above-referenced shares of its common stock through its publicly announced 2010 Program.

(4)	The balances at September 25, 2010 reflect the remaining authorized repurchases under the 2010 Program.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
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

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of October 29, 2010(1):

			Number of
	Number of Shares		Shares Sold	Projected	Projected
	to be Sold Under		Under the	Beneficial	Aggregate
Name and Position	the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John P. Driscoll(6)	(6)	(6)	135,420	189,034	417,642
President, New Markets

Brian T. Griffin	285,275	Option exercise of 268,164	0	53,877	301,673
President, International and Chief Executive Officer, Medco Celesio B.V.		shares shall occur when stock reaches specific prices; sale of 17,111 previously acquired shares shall occur when stock reaches a specific price.

Kenneth O. Klepper	152,044	Option exercise of 122,400	0	397,268	764,070
President and Chief Operating		shares shall occur when stock
Officer		reaches a specific price;
		sale of 29,644 previously
		acquired shares shall occur
		when stock reaches a specific
		price.

Laizer Kornwasser(6)	(6)	(6)	35,220	115,051	277,374
Senior Vice President, Retail, Mail & Diabetes Markets

Thomas M. Moriarty(7)	114,532	Option exercise of 109,774	0	71,325	337,062
General Counsel, Secretary and		shares shall occur when stock
Senior Vice President,		reaches specific prices; sale
Pharmaceutical Strategies &		of 4,758 previously acquired
Solutions		shares shall occur when stock
		reaches a specific price.

Karin Princivalle	31,160	Option exercise of 24,000	0	120,385	246,622
Senior Vice President,		shares shall occur when stock
Human Resources		reaches a specific price;
		sale of 7,160 previously
		acquired shares shall occur
		when stock reaches a specific
		price.

Richard J. Rubino(8)	35,411	Option exercise of 35,411	0	121,608	350,575
Senior Vice President, Finance and		shares shall occur when stock
Chief Financial Officer		reaches a specific price.

David B. Snow, Jr.	385,200	Option exercise of 385,200	0	1,697,619	2,973,059
Chief Executive Officer		shares shall occur when stock
		reaches specific prices.

Timothy C. Wentworth	121,487	Option exercise of 121,487	14,678	71,550	317,069
Group President,		shares shall occur when stock
Employer Accounts		reaches specific prices.

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through October 29, 2010.

(2)	This column reflects the number of shares remaining to be sold as of October 29, 2010.

(3)	This column reflects the number of shares sold under the plan through October 29, 2010.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of October 29, 2010, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since October 29, 2010 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of October 29, 2010, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since October 29, 2010 outside of the plan.

(6)	The trading plans for Messrs. Driscoll and Kornwasser also cover 100 percent of the net shares that will be delivered upon the vesting of restricted stock units granted to the executives on February 22, 2008, after the payment of withholding taxes and provided the stock reaches a specific price. The exact number of shares cannot be determined prior to the vesting date. As a result, the shares are not reflected in this table.

(7)	The trading plan for Mr. Moriarty also covers 100 percent of the net shares that will be delivered upon the vesting of restricted stock units granted to Mr. Moriarty on November 30, 2007 and February 22, 2008, after the payment of withholding taxes and provided the stock reaches a specific price. The exact number of shares will be determined on the vesting date. As a result, the shares are not reflected in this table.

(8)	The trading plan for Mr. Rubino also covers a sale of 9,804 shares in which he will sell only the number of shares in excess of the Stock Ownership Guidelines. As a result, the shares are not reflected in this table.
Certain directors who have served on the Board since August 2003 entered into Rule 10b5-1 sales plans to diversify a portion of their holdings in company common stock. In each case, the directors hold an interest in Medco stock in excess of the Board’s stock ownership guidelines.
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our directors in effect as of October 29, 2010 (1):

			Number of
	Number of		Shares Sold	Projected	Projected
	Shares to be Sold		Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)
John L. Cassis Director	16,000	Option exercise of 16,000 shall trigger if stock reaches a specific price.	0	66,500	74,900

Blenda J. Wilson Director	10,750	Option exercise of 10,750 shall trigger if stock reaches specific prices.	0	57,150	65,550

(1)	This table does not include any trading plans entered into by any director that have been terminated or expired by their terms or have been fully executed through October 29, 2010.

(2)	This column reflects the number of shares remaining to be sold as of October 29, 2010.

(3)	This column reflects the number of shares sold under the plan through October 29, 2010.

(4)	This column reflects an estimate of the number of whole shares each identified director will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of October 29, 2010, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since October 29, 2010 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified director will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of October 29 2010, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since October 29, 2010 outside of the plan.

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

10.1
Amendment No. 2 dated July 26, 2010 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent.
Filed with this document.

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

MEDCO HEALTH SOLUTIONS, INC. (Registrant)
Date: November 2, 2010	By:	/s/ David B. Snow, Jr.
		Name:	David B. Snow, Jr.
		Title:	Chairman and Chief Executive Officer

Date: November 2, 2010	By:	/s/ Richard J. Rubino
		Name:	Richard J. Rubino
		Title:	Senior Vice President, Finance and Chief Financial Officer