Form 10-K
period 2010-12-25
MEDCO HEALTH SOLUTIONS INC
filed 2011-02-22
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2010
Commission File Number: 1-31312
MEDCO HEALTH SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-3461740
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Parsons Pond Drive, Franklin Lakes, NJ	07417-2603
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 201-269-3400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01	New York Stock Exchange
7.25% Senior Notes Due 2013	New York Stock Exchange
6.125% Senior Notes Due 2013	New York Stock Exchange
2.75% Senior Notes Due 2015	New York Stock Exchange
7.125% Senior Notes Due 2018	New York Stock Exchange
4.125% Senior Notes Due 2020	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting stock held by non-affiliates as of June 26, 2010 was $24,909,923,013. The Registrant has no non-voting common equity.
As of February 7, 2011, the Registrant had 404,456,685 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Medco Health Solutions, Inc.’s Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III (Items 10 through 14).

MEDCO HEALTH SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K

Form 10-K Item Number:

PART I

Item 1.	Business.
Overview
We are a leading healthcare company that is pioneering the world’s most advanced pharmacy® and our clinical research and innovations are part of Medco making medicine smarter™ for more than 65 million members. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by Medicare Part D Prescription Drug Plans. In 2010, Medco’s national Medicare Part D Prescription Drug Plan (“PDP”) received the first and only five star rating from the Centers for Medicare & Medicaid Services (“CMS”). Our unique Medco Therapeutic Resource Centers®, which conduct therapy management programs using Medco Specialist Pharmacists who have expertise in the medications used to treat certain chronic conditions, combined with Medco’s personalized medicine capabilities through the Medco Research Institute™ and genomics counseling services, as well as Accredo Health Group, Medco’s Specialty Pharmacy, represent innovative models for the care of patients with chronic and complex conditions. Additionally, Medco now has capabilities and expertise in post-approval safety and economics outcomes research such as Risk Evaluation and Mitigation Strategies for biotechnology and other pharmaceutical drugs through our newly acquired subsidiary, United BioSource Corporation (“UBC”).
Our business model requires collaboration with payors, retail pharmacies, physicians, pharmaceutical manufacturers, CMS for Medicare, and, particularly in Specialty Pharmacy, collaboration with other third-party payors such as health insurers, and state Medicaid agencies. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group, which we believe is the nation’s largest specialty pharmacy based on reported revenues. We also provide a suite of diabetes care supplies and services under our Liberty brand.
Our clients are generally entities that provide prescription drug benefits to their underlying membership, such as members of their benefit plans or their employees. We operate in a competitive environment as clients and other payors seek to control the growth in the cost of providing prescription drug benefits and leverage prescription drug therapy to lower overall medical costs. Our business model is designed not only to reduce the level of drug cost increase, also known as drug trend, but also to close gaps in pharmacy care to improve patient health and reduce total medical spending levels by utilizing advanced clinical tools to encourage adherence. We reduce drug costs for clients primarily through programs that: maximize the substitution rate of expensive brand-name drugs for lower-cost clinically equivalent generic drugs; drive competitive discounts from brand-name and generic drug pharmaceutical manufacturers, including rebates from brand-name pharmaceutical manufacturers; secure discounts from retail pharmacies; and apply our sophisticated service innovations and efficiently administer prescription dispensing through our mail-order pharmacies.
Traditional prescription drug programs include the dispensing of pills primarily in capsule or tablet form. These medicines are produced by brand-name and generic pharmaceutical manufacturers, and are not as complicated to dispense or administer as specialty products. Specialty pharmacy drugs are generally manufactured by biopharmaceutical or biotechnology companies, tend to be more expensive than traditional medicines and can cost as much as several hundred thousand dollars per patient per year. These specialty drugs are often infusible or injectable and require special handling, temperature control and ancillary equipment, as well as a higher level of individualized patient care as compared to traditional medicines. Disease categories treated by specialty drugs, including, for example, multiple sclerosis and autoimmune disorders, are often the most complex to manage.

The advanced technologies we have developed are instrumental to our ability to drive growth, increase service levels, reduce costs and improve health outcomes. Our technology platform is designed to seamlessly integrate prescription management at both mail order and retail with our client and member services. The cornerstone of our mail-order pharmacy technology is our single networked information technology platform, which connects prescription ordering functions at our prescription order processing pharmacies with our state-of-the-art automated dispensing pharmacies. At our call center pharmacies and our work-at-home locations, our experienced customer service representatives and consulting pharmacists use advanced technology to provide real-time service to members, including specialized prescription and health information. Our Internet and integrated voice-response phone technologies allow members to easily and quickly manage their prescription drug benefits. These technologies also allow members to enroll in mail-order pharmacy service, submit a refill or renewal mail-order prescription for processing, track the status of a mail-order prescription, price a medication and locate in-network retail pharmacies in their area, along with other features.
Our proprietary Internet-based solutions improve client and member service by facilitating prescription ordering and by providing important healthcare information, including tools to assist patients in managing their own levels of prescription adherence. We support distinct websites for clients, members, physicians and pharmacists that provide critical benefit information and interactive tools aimed at helping members to take their medications as prescribed, to use lower-cost drugs and to simplify benefit administration.
Our data center links our mail-order pharmacy operations, including our call center pharmacies, work-at-home sites, our websites, and the retail pharmacies in our networks. The data center enables us to efficiently receive, process and administer claims, and dispense prescription drugs with speed and accuracy in a secure environment. It also allows us to easily detect potential adverse drug events and alert the patients and prescribing physicians of potentially harmful drug interactions.
Our innovative and flexible programs and services have enabled us to deliver effective drug trend management for our clients and offer a portfolio of initiatives designed to improve the quality of care for members. Our services focus on:
•	Providing high quality clinical care to members with chronic and complex conditions through access to Medco Specialist Pharmacists, located in Medco Therapeutic Resource Centers® who have expertise in the medications used to treat specific chronic conditions.
•	Effectively managing drug utilization, a key factor in reducing drug trend, through a wide range of trend management tools, including drug utilization review programs and rules governing the conditions under which drugs are covered, according to the requirements established by our clients.
•	Providing customized plan design, partnering with clients to create innovative solutions, and delivering solutions with speed and accuracy. We offer ongoing consulting services and model clinical and financial outcomes for clients based on a broad range of plan design and formulary choices.
•	Providing a flexible array of Medicare Part D Prescription Drug Program (“Medicare Part D”) products to support our clients’ unique PDP and facilitate benefits in a retiree drug subsidy environment and with Employer Group Waiver Programs, or to serve individual Medicare-eligible consumers nationwide through our own PDP offerings.
•	Offering a broad base of specialty medicines at competitive prices, and with a comprehensive service model designed to ensure patient safety, product integrity, and proper drug administration.
•	Offering the cost-saving and clinical advantages of mail order to our clients.

•	Actively identifying opportunities to increase the use of lower-cost generic drugs as alternatives to brand-name medicines.
•	Enhancing formulary compliance through physician, client and member communications and education programs, including therapeutic brand-to-“preferred-brand” interchange and step therapy programs. The use of multi-tiered co-payment and other cost-sharing payment structures, and the increased use of mail order further enhance formulary compliance.
•	Developing and publishing scientific evidence to guide the safe, effective and affordable use of medicines.
In 2010, we administered 740 million prescriptions; recorded net revenues of nearly $66.0 billion and net income of $1.4 billion; and reported earnings before interest income/expense, taxes, depreciation and amortization, or EBITDA, of nearly $3.0 billion. See Part II, Item 6, “Selected Financial Data,” of this Annual Report on Form 10-K for a definition and calculation of EBITDA and EBITDA per adjusted prescription.
We have two reportable segments, Pharmacy Benefit Management (“PBM”) and Specialty Pharmacy. Business segment information and geographic financial information is set forth in Part II, Items 7, 7A and 8 (Note 13, “Segment and Geographic Data” to our audited consolidated financial statements) of this Annual Report on Form 10-K.
When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order,” we mean inventory dispensed through Medco’s mail-order pharmacy operations.
Special Note About Forward-Looking Statements
We make forward-looking statements in this Annual Report on Form 10-K, including in the sections entitled “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the PBM and specialty pharmacy industries, and other legal, regulatory and economic developments. Forward-looking statements include, among other things, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements.
Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Annual Report on Form 10-K, except as required by law.
The risk factors discussed in “Risk Factors” and other risks identified in this Annual Report on Form 10-K could cause our actual results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

Industry Overview
PBMs emerged in the 1980s, primarily to provide cost-effective drug distribution and claims processing for payors. The PBM industry further evolved in response to the continued escalation of healthcare costs, as benefit plan sponsors sought to more aggressively contain costs. PBMs developed strategies to effectively influence both supply and demand. On the supply side, PBMs leverage their buying power to negotiate purchase discounts and rebates from manufacturers, and discounts from distributors and retail pharmacies. On the demand side, PBMs educate clients, members and physicians on cost-effective prescription medications and apply various techniques to encourage members to make cost-effective choices, such as the use of less expensive generic drugs and the more efficient mail-order channel. Generic substitution for drugs on which patents have expired is a significant and growing factor in reducing costs. PBMs also developed clinically-based programs and expertise to counsel its stakeholders with a focus on improving clinical outcomes for members and reducing costs.
Recent Acquisitions and Joint Ventures
In 2008, our capabilities were extended abroad when we acquired Europa Apotheek Venlo B.V. (“Europa Apotheek”), which primarily provides mail-order pharmacy services in Germany. See Note 3, “Acquisitions of Businesses and Joint Ventures,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. Medco advanced its European healthcare initiatives further in 2009 through a joint venture with United Drug plc, a pan-European healthcare leader, to provide home-based pharmacy care services in the United Kingdom for patients covered by the country’s National Health Service. Also in 2009, we developed and brought to the market a national centralized drug utilization review system in Sweden through a partnership with Apoteket, Sweden’s largest pharmacy chain. Additionally, we reinforced our commitment to advancing the science of personalized medicine through our January 2010 acquisition of DNA Direct, Inc. (“DNA Direct”), a leader in providing guidance and decision support for genomic medicine to patients, providers, payors and employees. Additionally, we extended our core capabilities in data analytics and research with the September 2010 acquisition of UBC. UBC is a leader in serving life sciences industry clients and is focused on developing scientific evidence to guide the safe, effective and affordable use of medicines. UBC has the capability to conduct post-approval research in strategic locations worldwide, including North America, Europe and Asia.
On September 10, 2010, Medco and Celesio AG (“Celesio”), a company based in Germany and one of the leading service providers within the European pharmaceutical and healthcare markets, formed a joint venture with a long-term goal of improving patient health and helping to relieve the significant financial burden on healthcare payors across Europe. Headquartered in the Netherlands, the 50/50 joint venture, Medco Celesio B.V., combines Medco’s and Celesio’s strengths in pharmacy-driven clinical care. Medco Celesio B.V. will target patients with chronic or complex conditions, such as diabetes, asthma, high cholesterol and heart disease. It will concentrate on delivering technology-enabled advanced clinical solutions designed to improve patient adherence, integrate care across multiple providers, enhance safety and deliver greater value across European healthcare systems.
In conjunction with the Medco Celesio B.V. joint venture, Medco will contribute to Medco Celesio B.V. its wholly-owned subsidiary, Europa Apotheek. As of December 25, 2010, approximately 40% of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to Medco Celesio B.V., expected in the first quarter of fiscal 2011, and based on the foreign currency translation at that time, this unrecognized balance will be recognized in our results of operations. In addition, our investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be recognized in our results of operations.

Business Strategy
Our business strategy is guided by our quest to leverage the power of pharmacy to reform the way healthcare is delivered—improving outcomes and lowering costs. We believe we have unique clinical and technological competitive advantages that enable us to deliver enhanced services to clients and members, and effectively manage drug trend, ultimately reducing the total cost of healthcare. These advantages include our automated mail-order pharmacy capability; our specialty pharmacy; our specialized Therapeutic Resource Centers; our investments in other systems and technologies; our extensive value-added programs and services offerings; our ability to generate significant discounts and rebates that translate into client and member savings; the cost-saving potential from our comprehensive generic substitution programs; and our research capabilities through UBC and the Medco Research InstituteTM. See “—Products and Services—Research Services” below for more information on UBC and the Medco Research InstituteTM.
Our business strategy includes a financial focus to deliver earnings growth and build shareholder value through a series of strategies, including: disciplined selling, general and administrative expense control; managing cash flow generation to redeploy funds internally through investments in the business; making acquisitions and to repurchase shares; managing debt levels; driving improvements in return on invested capital; and expanding service revenues. Our net income is driven by our ability to generate favorable discounts on generic prescription drugs dispensed from our mail-order pharmacies; earn discounts and rebates on brand-name drugs; negotiate competitive client pricing, including rebate sharing terms; administrative fees and price discounts, as well as negotiate favorable retail pharmacy reimbursement rates; provide competitively priced specialty pharmacy products and services; and deliver highly differentiated and innovative services in a cost-efficient manner.
Medco’s strategy for continued success and profitability includes the following key growth drivers and other business initiatives:
Key Growth Drivers
•	Clinical Innovation: Executing a next-generation clinical strategy that is designed to establish a new benchmark for pharmacy healthcare by engaging members and modeling behaviors to improve clinical outcomes and reduce costs. Through our Medco Therapeutic Resource Centers®, Medco Specialist Pharmacists — who have expertise in the medications used to treat certain chronic conditions—help achieve better clinical outcomes for patients with chronic and complex conditions by closing gaps in care. With our acquisition of UBC and our further development of the Medco Research InstituteTM, we are gaining new capabilities in post-approval clinical trials and personalized medicine, respectively. In addition, through DNA Direct, we provide guidance and decision support for genomic medicine to patients, providers, payors and employees.
•	Generics: Optimizing the value of generics in light of significant brand-name patent expirations expected over the next several years, and continued development of programs designed to further reduce the cost of prescription healthcare.
•	Mail Order: Maximizing the mail-order prescription opportunity for patients with chronic and complex diseases through enhanced communication and plan design.
•	Specialty Pharmacy: Expanding our specialty pharmacy model by providing new and creative services that reduce drug cost, simplify the administrative process, and further enhance patient safety and convenience, including home-based and ambulatory specialty infusion services.
•	New Business and Renewals: Retaining existing clients and winning new clients by providing quality service, engaging members, leveraging technology and delivering new products and services, all of which deliver value to our clients and members and are critical to our business strategy.

•	Solutions for Seniors: Developing innovative and flexible approaches that assist our health plan and employer clients in successfully managing a range of opportunities available to seniors through Medicare Part D and other retiree programs.
•	Pioneering Research: Personalizing medicine represents an opportunity to enhance our clinical programs by identifying a patient’s genetic profile through laboratory testing, which guides prescribing physicians to more accurately and quickly select the best medicine and the most appropriate dose optimized to an individual’s unique genotype, improving health outcomes and reducing overall healthcare costs.
In order for our strategy to be successful, we must anticipate and respond to both the common and unique needs of our clients and other payors, and we must continue to deliver scalable yet flexible capabilities and solutions that are affordable for payors and profitable for us. This includes delivering high-quality client and member service; leveraging our significant technology investments to drive business agility and growth; reducing costs; actively pursuing sources of growth from new clients and increasing our clients’ use of our value-added services, including our mail-order pharmacies.
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
Integrating Medicare Part D considerations into plan designs is increasingly important to clients with Medicare-eligible members. We support clients by providing several program options: the Retiree Drug Subsidy program, which is offered by CMS to reimburse municipalities, unions and private employers for a portion of their eligible expenses for retiree prescription drug benefits; the Medco Employer Group Waiver Plan, a group-enrolled Medicare Part D option for employers and labor groups; as well as serving as the “PBM inside” for a number of Medicare Part D sponsors that offer drug-only and integrated medical and Medicare Part D drug benefits. Medco also offers an individual prescription drug plan, and the Medco Medicare Prescription Plan®, which is offered to beneficiaries in all 34 Medicare regions across the U.S., as well as Puerto Rico.
Our advanced information technologies allow our professionals to design with clients the plan structure that best meets the clients’ benefit cost objectives while providing an optimized benefit to members of the clients’ plans. Recognizing the diverse plan design and administrative needs of different payors, our account teams are organized by industry-specific customer groups designed to ensure that we provide customized solutions that satisfy the distinctive needs of our clients and their respective membership. As an integral part of our consultative approach, our account teams use proprietary software tools that we have developed to model the effects of different plan designs based on historical data, including Medco’s EXPERxT Advisor ®, an automated tool that provides real-time plan design modeling capability for our clients. Clients can use these models to judge the impact of specific plan design elements before they are implemented.

Clinical Management
We also offer clinically-based programs that identify drug waste representing unnecessary prescription use and potential abuse related to particular categories of questionable drug claims. We capitalize on our clinical expertise and advanced information technology infrastructure to help reduce client costs for prescription drugs in a medically appropriate manner, while striving to improve safety and the quality of care for members. We do this by delivering evidence-based clinical programs and services to our commercial clients based on clinical rationale reviewed by either the independent Pharmacy and Therapeutics Committee, or by our National Practice Leaders for programs delivered from our Therapeutic Resource Centers.
Our Pharmacy and Therapeutics Committee makes decisions independently, and is comprised of a distinguished independent group of clinicians. This independent advisory body guides us in maintaining a consistent and therapeutically appropriate approach to the clinical content of certain programs and services, including, for example, the development of formularies and coverage criteria.
We offer coverage management and utilization management programs, including drug utilization review, which is a systematic evaluation of individual and population use of prescription drugs, to identify and address over-use, under-use, and misuse of prescription drugs. As a result of these evaluations, we alert pharmacists, physicians and patients to possible issues, such as drug-drug interactions, and opportunities to consider alternate therapies, including generics and formulary preferred drugs.
Our clients have the option of integrating our programs into their pharmacy benefit plan. To monitor our activity under these programs, if requested by the client, we regularly report on the success of our programs, review clinical and financial data, and identify opportunities for improvement.
We offer a complete portfolio of innovative clinical solutions. Among them is our proprietary RationalMed® service, an advanced patient safety program designed to improve patient care and lower total healthcare costs. For clients who participate, RationalMed® analyzes patients’ available prescriptions, medical and laboratory claim records to detect gaps and errors in care, and then engages physicians, pharmacists and patients in making appropriate changes, resulting in reducing inappropriate and unsafe prescription use, reducing gaps in care and avoiding unnecessary medical costs.
For Medicare Part D plans, Medco offers a robust Medication Therapy Management program, designed to ensure that covered Medicare Part D medications prescribed to targeted beneficiaries are appropriately utilized to optimize therapeutic outcomes. Medco uses the Chronic Disease Score, a proprietary software algorithm, to identify beneficiaries who meet the criteria established by CMS.
Optimal Health® is Medco’s health and care support solution, offered through our alliance with Healthways, Inc. and provides health improvement solutions for members with chronic and complex conditions, thus extending our therapy management capabilities to include disease management services. Clients who participate in Optimal Health® can save money by increasing the percent of their covered population living healthier lifestyles — improving compliance with evidence-based care guidelines for chronic conditions and avoiding unnecessary medical costs, particularly hospitalizations.
Our clinical expertise has been further enhanced by our emerging personalized medicine capabilities. As personalized medicine becomes a more prominent component of prescription guidelines, our ability to build a new generation of solutions to deliver precision medicine will result in improving safety and efficacy while enhancing clinical outcomes and lowering costs.

Clinical Services, Specialty Pharmacy
Where appropriate, we work with the patient and the patient’s physician to implement the prescribed plan of care. Each patient is typically supported by a team consisting of a specially trained pharmacist, a customer service representative, a reimbursement specialist, and with certain therapies, a registered nurse. Generally, each patient’s team members specialize in that patient’s disease and work with payors and providers in that patient’s geographic region.
Pharmacy Management
One of the core features of our PBM service is the management of prescription claims.
Mail-Order Service. The Medco Pharmacy®, our mail-order service, is the industry’s largest pharmacy based on the number of prescriptions dispensed. In 2010, the Medco Pharmacy® filled 109.8 million prescriptions. Mail order is most appropriate for chronic and complex maintenance medications. Typically, mail order reduces costs for clients as a result of Medco’s purchasing scale, high levels of automation and efficiency, increased generic dispensing and higher rebates through enhanced formulary compliance. Many members prefer mail order for maintenance medications because they can receive up to a 90-day supply instead of the commonly dispensed 30-day supply at most retail pharmacies. Members also benefit from generally lower co-payments at mail order and the convenience of receiving their prescriptions delivered to their home. Members can place first-fill, refill and renewal orders through the mail or they can request refill or renewal orders easily online through our member website, medco.com®, or our integrated voice-response phone system. Additionally, physicians can fax first-fill prescriptions to the Medco Pharmacy® or use point-of-care technologies.
In our prescription order processing pharmacies, our pharmacists, technicians and other staff focus on pharmacy activities such as reviewing, recording and interpreting incoming prescriptions, screening for interactions based on each patient’s drug history profile, resolving benefit issues with rules that are determined by plan sponsors, resolving clinical or prescription clarification issues with physicians and collecting the co-payment from the patient. We use image-based technology, which provides for quick access to prescription orders and promotes efficient processing.
Our Medco Therapeutic Resource Centers®, located within our mail-order pharmacy operations, are an integral part of the prescription order processing function and are designed around the theory that specialization leads to better pharmacy care for members with chronic and complex conditions. To better serve these members and their plans, our pharmacists receive additional specialized training in the chronic conditions that are generally associated with significant gaps in care and significant costs, such as diabetes, heart disease and asthma. Medco Specialist Pharmacists of a given specialty practice together in centers dedicated to the pharmacy care of people with needs in that disease category. Our scale and technology allow us to dedicate entire pharmacy practices to a single specialty and bring the services of our Medco Specialist Pharmacists to the members who need them, as they need them.
Once the prescription ordering processes are completed, the prescriptions are approved for dispensing and electronically routed to one of our mail-order dispensing pharmacies. All of our Medco mail-order pharmacies are networked into one integrated systems platform. This approach to mail-order operations frees the time of our professional pharmacists so they can remain focused on patient care; it also optimizes the efficiency of the dispensing function, improving safety and reducing costs.
In our dispensing pharmacies, the focus is on fulfillment and distribution of medications to patients. Our dispensing pharmacies use state-of-the-art, patented automated technology to dispense tablets and capsules, as well as items dispensed in original packaging. The dedicated teams of pharmacists and pharmacy personnel achieve Six Sigma® quality levels and embrace Six Sigma® process control and continuous improvement principles to ensure patients get the right medication at the right time. Through the efforts of our high-performing people and technology, we are able to use optimal dispensing methodologies to dispense prescriptions and then combine and sort orders for shipment to reduce delivery times and place the medication in the hands of the patient as quickly and efficiently as possible.

Through our Liberty brand, we provide diabetes testing supplies, prescriptions and related products to patients with diabetes. For these services, we bill Medicare, other government agencies and/or private insurance companies directly, for those diabetes-related supplies.
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
Specialty Pharmacy Management. Accredo Health Group provides an enhanced level of care and therapy management services to patients taking specialty medicines to treat complex or chronic conditions. Accredo Health Group focuses on dispensing infused, injectable, inhaled, and oral drugs that require a higher level of patient services and support compared to what typically is available from traditional pharmacies. Many specialty drugs have FDA safety and monitoring requirements. Accredo Health Group’s therapy teams may include specialty-trained pharmacists, registered nurses and patient service representatives. Our patients receive counseling and education services that include, but are not limited to, training on how to self-administer specialty pharmacy medications, advice on how to cope with potential side-effects, and access to clinical resources that are available around the clock to assist patients in managing critical aspects of care. Accredo Health Group dispenses up to a 90-day supply of specialty medications directly to the patient, the patient’s physician, or an infusion center with packaging and temperature-controlled handling and shipping as appropriate to maintain product integrity. The shipment may contain ancillary supplies required for administration. A majority of products are dispensed and shipped from three specialty pharmacy facilities. Accredo Health Group also maintains branch and infusion pharmacies across the United States. In some therapies, Accredo Health Group provides administration devices, supplies and home nursing services.
Call Center Pharmacies. We operate call center pharmacies, each of which is staffed by pharmacists and service representatives. Personnel at our call center pharmacies are available to answer questions and provide information and support to members 24 hours a day, seven days a week, for members using either our mail-order service or our retail pharmacy networks. Our call center pharmacies also provide information and services to physicians and pharmacists who provide service to our clients’ members. We also have a substantial number of work-at-home call center representatives, which allows flexibility in providing appropriate coverage and contingency planning. The majority of our call center representatives are Medco employees. We have, on a limited basis, outsourced some call handling capabilities to third-party vendors, including the management of inbound calls from retail pharmacies.
Reimbursement Services. With Accredo Health Group’s focus on specialty drugs to treat specific chronic diseases, significant expertise has been developed in managing reimbursement issues related to the patient’s condition and treatment program. Due to the long duration and high cost of therapy generally required to treat these chronic disorders, the availability of adequate health insurance is a constant concern for this patient population. Generally, the payor, such as an insurance provider under a medical benefit, is contacted prior to each shipment to determine the patient’s health plan coverage and the portion of costs that the payor will reimburse. Reimbursement specialists review matters such as pre-authorization or other prior approval requirements, lifetime limits, pre-existing condition clauses, and the availability of special state programs. By identifying coverage limitations as part of an initial consultation, we can assist the patient in planning for alternate coverage, if necessary. In addition, we accept assignment of benefits from numerous payors, which substantially eliminates the claims submission process for most patients. Historically, specialty drugs were primarily reimbursed by the patient’s health insurance plan through a medical benefit. This has evolved where, based on the type of drug dispensed, an increasing percentage of transactions are reimbursed through a prescription card benefit, which typically accelerates reimbursement. Additionally, diabetes drugs and supplies dispensed under the Liberty brand require similar reimbursement services to assist patients in navigating the complex requirements of government and commercial payors.

Internet-based Services
Our Internet-based services have been recognized as the most advanced and comprehensive in the PBM industry. Not only do we offer what we believe is the industry’s leading consumer website for members, we also offer sites for clients and retail pharmacists that provide interactive tools aimed at improving compliance with plan goals, simplifying benefit administration, and providing critical benefit and medical information. Our Internet-based prescription savings program tool called My Rx Choices® is a complimentary program that provides members with available lower-cost options to the medications they take on an ongoing basis in order to help them save on prescription drug costs. The program provides members with greater transparency around their benefits and facilitates more informed patient-physician dialogue, and is designed to lead to lower costs for our clients and their members.
Member-Oriented Web Services. Our member website capabilities allow members to self-manage their prescription benefits, while encouraging the use of safe, effective therapies that comply with their plan’s provisions. In mid-2010, Medco added an online alert function to its member website capability that informs members taking maintenance medications who are registered on medco.com® of gaps in care that could harm their health, and enable them to take action to help close those gaps. Closing these gaps can help clients and members avoid significant preventable healthcare costs due to avoidable hospitalizations and emergency room visits. In addition, in 2011, Medco will offer mobile applications that are designed to lower costs for both clients and members and offer another convenient way for members to manage their prescription benefit program. Our member website, medco.com®, was the first Internet pharmacy site to be certified by the National Association of Boards of Pharmacy.
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

Research Services
In 2009, we established the Medco Research InstituteTM, a new subsidiary that coordinates, extends and amplifies Medco’s research initiatives by evaluating and demonstrating the effectiveness of new and existing clinical interventions. Its research and development activities are designed to translate scientific findings into clinical practice through services offered by Medco to benefit Medco’s clients and members. The Medco Research InstituteTM also works collaboratively with outside entities, including academic organizations, diagnostic companies and, in certain cases, the pharma- and biopharmaceutical industries, and, as part of its operations, maintains certified laboratory capabilities. We expanded our research services with the acquisition of UBC in September 2010. UBC is a leader in serving life sciences industry clients and is focused on developing scientific evidence to guide the safe, effective and affordable use of medicines. UBC also provides services and technologies which seek to improve the efficiency, accuracy and integrity of clinical development processes. UBC’s services include evidence generation in peri- and post-approval product development, safety and risk management, health economics, outcomes research, value/payor research, medical publications, scientific communications, clinical investigator training, data quality support and trial automation services. Through UBC, Medco now has the capability to conduct Risk Evaluation and Mitigation Strategies research and analysis with respect to safety and economic outcomes for biotechnology and other pharmaceutical drugs. Revenues from data analytics and research associated with UBC are reflected as a component of service revenues in our consolidated statement of operations.
DNA Direct
DNA Direct delivers guidance and decision support for genomic medicine to patients, providers, payors and employees. DNA Direct’s comprehensive clinical programs combine proprietary technology with genetic expertise, including a national call center of genetic experts, web-based applications, and educational resources and training.
Medco Health Store®
In late 2009, we launched the Medco Health Store®, which provides a virtual channel for patients to purchase non-prescription products online. This launch extends our service with the convenience of mail delivery, while addressing increasing safety concerns related to interactions between prescription and non-prescription drugs. We have organized the shopping experience around therapeutic categories focused on the needs of our members with chronic and complex conditions and included a real-time drug interaction screening option to help identify potentially harmful interactions between the members’ non-prescription purchases (over-the-counter drugs, vitamins and supplements) and prescription drugs detailed in the patients’ historical records.
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
We encourage physicians to prescribe electronically through a number of initiatives, including through our ownership interest in Surescripts®, which promotes a standardized platform to route prescriptions from prescribers to pharmacies, and our involvement in regional initiatives that promote electronic prescribing such as the Southeast Michigan ePrescribing Initiative (SEMI) undertaken by Medco and the three largest U.S. auto makers.

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
In some cases, clients contract with us to provide only a subset of services or individual services. For example, a client may engage Medco to provide mail-order pharmacy, manage a network of retail pharmacies, or provide formulary management services. These clients typically are entities that provide and/or administer both medical and pharmacy benefits, or primarily pharmacy benefits, to their downstream customers, such as health plans or other pharmacy benefit managers. We also offer “private label” services to clients, whereby we can provide our services under our client’s brand names.
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
A significant portion of UBC’s revenue is earned by performing services under contracts with various pharmaceutical and biotechnology companies based on terms, which range in duration from a few months to several years. Service contracts generally take the form of fee-for-service or fixed-price arrangements.
Retail Pharmacies. We have contractual relationships covering approximately 60,000 independent and chain retail pharmacies that have agreed to participate in one or more of our retail networks. See “—Products and Services—Retail Pharmacy Networks” above for more information.
CMS. Our product net revenues also include premiums associated with our Medicare PDP risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Our two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide two Medicare drug benefit plan options for beneficiaries, including a “standard Part D” benefit plan as mandated by statute, and a benefit plan with enhanced coverage that exceeds the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.

Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; health plans; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the fiscal year ended December 25, 2010, our ten largest clients based on revenue accounted for approximately 47% of our net revenues, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $11,000 million, or 17%, of our net revenues. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for the fiscal year ended December 25, 2010. Under our current agreement with UnitedHealth Group, we are providing pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in 2010, 2009 or 2008.
Mail-Order Inventory Suppliers
We maintain inventory in our mail-order pharmacies primarily consisting of a broad range of brand-name, generic and specialty pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either from our primary wholesaler, AmerisourceBergen Corp., which accounted for approximately 64% of our overall 2010 drug purchases, or directly from pharmaceutical manufacturers. Most of the purchases from our primary wholesaler were for brand-name drugs. Specialty and generic drugs are generally purchased directly from manufacturers. We believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available, except to the extent that brand-name drugs are available to the market exclusively through the manufacturer.
Accredo Health Group also has supply agreements with specialty product manufacturers. Our agreements with certain biopharmaceutical manufacturers may contain minimum purchasing volume commitments. Certain biopharmaceutical manufacturers may also make selected biopharmaceuticals available to only a limited number of specialty pharmacies.
Competition
Competition among providers of healthcare services in the markets we serve is intense. We compete primarily on the basis of our ability to design and administer innovative programs and services that provide a flexible, high quality prescription drug benefit management offering to our clients and their members at competitive pricing to the plan sponsor. We believe the following factors are critical to our ongoing competitiveness:
•	Quality and breadth of clinical services designed to provide a high level of care and compliance. We also have the ability to differentiate ourselves in the marketplace with our innovative member engagement model, which includes the specialized practice of pharmacy and services accessed through Medco Therapeutic Resource Centers®, our initiatives in the field of personalized medicine and the innovative Medco Research InstituteTM. Collectively, these programs and initiatives are designed to improve clinical outcomes and reduce the total cost of healthcare for plan sponsors;

•	Ability to effectively provide innovative plan designs focused on the specific and changing needs of clients, patients and other payors, as well as effectively administer new programs, such as those associated with Medicare Part D;
•	Broad capabilities, and regional and national scale to provide a fully integrated prescription drug benefit model, including effective mail order, retail access, specialty pharmacy, and customer service;
•	Proven history in effectively managing drug trend, including the ability to negotiate favorable discounts from pharmaceutical manufacturers and retail pharmacies, rebates from brand-name pharmaceutical manufacturers, and the ability to encourage the use of lower cost generics, all of which return value to the plan sponsor;
•	Capabilities in developing scientific evidence to guide the safe, effective and affordable use of medicines, through a variety of post-approval research activities, including safety and risk management, and health economics and outcomes research, all provided by UBC;
•	Use of technology to deliver information and services to clients and members and create an agile enterprise; and
•	Financial condition.
We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, health plans, large retail pharmacy chains, large retail stores and supermarkets with in-store pharmacy operations and Internet pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller entities in niche markets. Our main competitors include CIGNA Corporation, CVS Caremark Corporation, Express Scripts, Inc., Humana Inc., UnitedHealth Group, Walgreen Co. and Wal-Mart Stores, Inc.
Consolidation of client entities within the markets we serve, as well as the consolidation of our competitors, or suppliers could impair our ability to attract and retain clients. We believe, however, that our efficient and integrated business model, differentiating clinical programs, innovative services and the alignment of our business model with the demands of clients and members, will enable us to compete effectively.
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

Our Compliance and Ethics Program supports a broad set of standards of business conduct designed to reduce the prospect of criminal and other improper conduct and to promote compliance with federal and state laws and regulations, including statutes, regulations and written directives of Medicare, Medicaid and all other federal and state programs in which we participate. These standards are embodied in our Code of Conduct, Conflict of Interest, Use and Disclosure of Individual Health Information and our Standards of Business Conduct, which provide information about the Compliance and Ethics Program and summarize key policies. We train our employees and contingent workers regarding the specific rules, regulations, policies and procedures that must be followed. In addition, our Compliance and Ethics Program encourages adherence to business unit and departmental procedures created to effect safe and efficient delivery of our products and services while operating our business within a compliant environment.
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
Oversight responsibility for our Compliance and Ethics Program is assigned to the Audit Committee of our Board of Directors, along with our Corporate Compliance Committee, consisting of members of senior management. Our Corporate Compliance Officer has day-to-day responsibility for ensuring that we maintain an effective compliance and ethics program.
Employees are encouraged to raise concerns about improper, illegal, or unethical conduct, as well as specific instances of non-compliance. Our Compliance and Ethics Office is an available resource, either directly or via the Compliance and Ethics Line, for all employees to report compliance concerns or to raise questions about any business practices. Other reporting mechanisms are also available. Once raised, we immediately review, investigate, and resolve all concerns about non-compliant behavior and report them through the Corporate Compliance Officer in a consolidated presentation to the Corporate Compliance Committee and the Audit Committee of the Board of Directors.
Government Regulation
Federal and state laws and regulations govern many aspects of our business, including: our administration of prescription drug benefits and our drug and health education programs and services; the activities of our mail-order pharmacies; the provision of nursing services; and the operations of laboratories. We believe we are in substantial compliance with all existing legal and regulatory requirements material to the operation of our business. We have standard operating procedures and controls designed to assist in ensuring compliance with existing contractual requirements and state and federal law. We diligently monitor and audit our adherence to these procedures and controls, and we take prompt corrective and disciplinary action when appropriate. However, we cannot predict how courts or regulatory agencies may interpret existing laws or regulations or what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding healthcare or the PBM industry and the application of complex standards to the operation of our business creates areas of uncertainty.
Among the federal and state laws and regulations that affect aspects of our business are the following:
Regulation of Our Pharmacy, Nursing, Home Health Agency, and Laboratory Operations. Our mail-order pharmacies deliver prescription drugs and supplies to individuals in all 50 states and Puerto Rico. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Each of our dispensing pharmacies, prescription processing centers and call center pharmacies must be licensed in the state in which it is located. In some of the states where our dispensing pharmacies are located, state regulations require compliance with standards promulgated by the United States Pharmacopeia (“USP”). The USP creates standards in the packaging, storage and shipping of pharmaceuticals. Also, many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy or similar regulatory body. In addition, some states have proposed laws to regulate online pharmacies, and we may be subject to this legislation if it is passed. Furthermore, those of our pharmacies that dispense durable medical equipment items, such as infusion pumps, and that bear a federal legend requiring dispensing pursuant to a prescription, are also regulated by applicable state and federal durable medical equipment laws. Accredo Health Group also operates wholesale pharmacy operations, which are subject to state licensure.

Federal agencies further regulate our pharmacy operations. Pharmacies must register with the U.S. Drug Enforcement Administration and individual state-controlled substance authorities in order to dispense controlled substances. In addition, the FDA (Food and Drug Administration) inspects facilities in connection with procedures to effect recalls of prescription drugs. The FTC (Federal Trade Commission) also has requirements for mail-order sellers of goods. The U.S. Postal Service (“USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail-order operations. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations.
In addition, in those states that require home health or nursing licensure to provide in-home patient education or in-home administration of the pharmaceuticals we dispense, we are also regulated by those states’ Departments of Health. Some states also require Certificates of Need in order to be granted home health agency licensure. Finally, our molecular genetics laboratory has received all necessary licenses, including federal CLIA (Clinical Laboratory Improvement Amendments) and State of Florida Agency for Health Care Administration approval that allows us to perform and report the results of certain diagnostic tests.
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
Network Access Legislation. As part of our PBM services, we form and manage pharmacy networks by entering into contracts with retail pharmacies. A significant number of states have adopted legislation that may affect our ability to limit access to our retail pharmacy networks or to remove retail pharmacies from a network. This type of legislation, commonly known as “any willing provider” legislation, may require us or our clients to admit into our networks and retain any retail pharmacy willing to meet the standard terms and conditions. To date, these statutes have not had a significant impact on our business. We will admit any licensed pharmacy that meets our network’s terms, conditions and credentialing criteria.

Proposals for Direct Regulation of PBMs. Legislation directly regulating PBM activities in a comprehensive manner has been introduced in a number of states. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. If enacted in a state in a form that is applicable to the operations we conduct there, this type of legislation could materially adversely impact us. Maine and the District of Columbia have each enacted a statute imposing fiduciary and disclosure obligations on PBMs, although a court has ruled that certain provisions of the District of Columbia law are unconstitutional and cannot be enforced. Other states, including Maryland, have enacted PBM regulation laws that differ from the Maine and District of Columbia laws, and are generally less onerous.
ERISA Regulation. We provide PBM services to a number of different corporations and other sponsors of health plans that are subject to ERISA (the Employee Retirement Income Security Act of 1974). ERISA regulates employee pension benefit plans and employee welfare benefit plans, including health benefit, medical and prescription drug plans.
ERISA imposes duties on any fiduciary with respect to a plan that is subject to ERISA. We administer pharmacy benefit plans according to the plan design choices made by the plan sponsor. We believe that our activities are sufficiently limited that we are not a fiduciary except in those instances in which we have expressly contracted to act as a fiduciary for the limited purpose of addressing benefit claims and appeals, including our program to meet the U.S. Department of Labor (“DOL”) regulations for claims payment and member appeals.
In addition, we anticipate that the DOL will issue proposed regulations under the provisions of ERISA that regulate plan contracts with service providers, including PBMs, in 2011. The DOL recently held hearings on these issues and related regulations previously proposed have been withdrawn. As a result, we are not yet able to assess the impact on our business. We will comply with the regulations when they are finalized.
Fraudulent Billing, Anti-Kickback, Stark, Civil Monetary Penalties, and False Claims Laws and Regulations.
Billing. Our operations participate in federal and state programs such as Medicare and Medicaid, where we are subject to extensive government regulation, numerous state and federal laws and corresponding regulations directed at preventing fraud and abuse and regulating reimbursement. The government’s Medicare and Medicaid regulations are complex and sometimes subjective and therefore may require management’s interpretation. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the United States Department of Health and Human Services’ Office of the Inspector General (“OIG”), CMS, the Department of Justice (“DOJ”), and the FDA. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of us to ensure compliance with various supplier standards and billing requirements. Similarly, regional health insurance carriers routinely conduct audits and request patient records and other documents to support claims submitted by us for payment.
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
The False Claims Act. The Federal False Claims Act prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Civil monetary penalties may be assessed for many types of conduct, including conduct that is outlined in the statutes above and other federal statutes in this section. Under the Deficit Reduction Act of 2005, states are encouraged to pass State False Claims Act laws similar to the Federal statute.
Sanctions for fraudulent billing, kickback violations, Stark Law violations or violations of the False Claims Act include criminal or civil penalties. If we are found to have violated any state or federal kickback, Stark Law or False Claims Act law, we could be liable for significant damages, fines or penalties and potentially be ineligible to participate in federal payor programs.
Regulation of Financial Risk Plans. We own two insurance companies: Medco Containment Life Insurance Company (“Life”) and Medco Containment Insurance Company of New York (“NY”). On a combined basis, these subsidiary insurance companies are licensed in 50 states, the District of Columbia and the Commonwealth of Puerto Rico and are subject to extensive regulatory requirements imposed under the insurance laws of the states in which they are domiciled, as well as those in which they have obtained licenses to transact insurance business. Since 2006, the Life and NY companies have been operating under contracts with CMS and currently offer several Medicare PDP options. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide two Medicare drug benefit plan options for beneficiaries, including a “standard Part D” benefit plan as mandated by statute, and a benefit plan with enhanced coverage that exceeds the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the CMS Medicare Part D prescription drug benefit.
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
Regulation Applicable to Clients. We provide services to insurers, health plans, Blue Cross/Blue Shield plans and many others whose ability to offer a prescription benefit may be subject to regulatory requirements and constraints under a number of federal or state regulations. While we may not be directly subject to these regulations, they can have a significant impact on the services we provide our clients.
•	Formulary Restrictions. A number of states have enacted laws that regulate the establishment of formularies by insurers, Health Maintenance Organizations (“HMOs”) and other third-party payors. These laws relate to the development, review and update of formularies; the role and composition of pharmacy and therapeutics committees; the availability of formulary listings; the disclosure of formulary information to health plan members; and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where the non-preferred drugs are medically necessary and the formulary drugs are determined to be inappropriate. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan clients.

•	Industry Standards for PBM, Pharmacy, and Home Health Functions. The National Committee on Quality Assurance, the American Accreditation Healthcare Commission, known as URAC, the Joint Commission on Accreditation of Healthcare Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by PBMs and specialty pharmacies, including mail order, formulary, drug utilization management, specialty pharmacy and nursing care. While the actions of these bodies do not have the force of law, PBMs and many clients using PBM services seek certification from them, as do other third parties with which our subsidiaries may contract for services. These bodies may influence the federal government or states to adopt requirements or model acts that they promulgate. The federal government and some states incorporate accreditation standards of these bodies, as well as the standards of the National Association of Insurance Commissioners and the National Association of Boards of Pharmacy, into their drug utilization review regulation. Future initiatives of these bodies are uncertain, and resulting standards or legislation could impose restrictions on us or our clients in a manner that could significantly impact our business.

•	Healthcare Reform Proposals. Currently, Congress is considering a variety of healthcare reform proposals that may affect both PBMs and our clients. The result of this effort is uncertain, and we are evaluating appropriate actions if such legislation were to be enacted.
Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Drug Benefit Plans and Reimbursement for Durable Medical Equipment. Recently, the federal government has increased its focus on methods drug manufacturers employ to develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to many payment formulas, the use of “average wholesale price,” or AWP, as a standard pricing unit throughout the industry, has been criticized as not accurately reflecting prices actually charged and paid at the wholesale or retail level. Federal and state proposals have sought to change the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs.

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
Relative to our diabetes testing supplies business, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) Competitive Bid Program (the “Program”) provides for a phased-in program for competitive bidding on certain durable medical equipment items, including mail-order diabetes testing supplies. In July 2010, as part of the Program, CMS announced new single payment amounts for diabetes testing supplies, which averaged 56% off the current fee schedule amounts for such supplies under Round 1, impacting a limited number of geographic areas. PolyMedica Corporation (“PolyMedica”)’s bid was not aligned with these single payment amounts. In November 2010, CMS announced the names of the winners for Round 1, where reimbursement rates became effective January 2011 for the limited number of geographic areas. Although PolyMedica will not be a contracted supplier in the competitively bid areas, Round 1 of the Program affects fewer than 7% of PolyMedica’s base membership. Moreover, Congressional action has provided CMS with additional authority to use pricing information gathered during the Program for purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. CMS also announced in November 2010 some general parameters relating to a national mail-order competitive bid program. While CMS implementation of a national mail-order competitive bid program is not expected until at least 2013, if such a program is implemented and depending upon the level of reduction in reimbursement rates of the final bid program, our operating results could be negatively affected, including a non-cash charge to our consolidated statement of income for impairment of the PolyMedica intangible assets and goodwill.
Medicare Part D and Part B. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L.108-173) (the “Act”) also offers far-reaching changes to the Medicare program. Important to us, the Act established a new Medicare Part D outpatient prescription drug benefit for Medicare-eligible Americans. Qualified beneficiaries, including senior citizens and disabled individuals, have had the opportunity to enroll in Medicare Part D since January 1, 2006.
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
Employees
As of year-end 2010, we had approximately 23,425 full-time employees and approximately 1,200 part-time employees, for a total of 24,625 employees worldwide. Approximately 27% of these employees are represented by labor organizations. Approximately 22% of employees are subject to the terms of 14 collective bargaining agreements, each of which has separate expiration dates and terms, with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO (American Federation of Labor — Congress of Industrial Organizations) (USW); approximately 1.0% are represented by the independent union, Association of Managed Care Pharmacists (AMCP); 0.5% are represented by the Guild for Professional Pharmacists; 0.5% are represented by the International Union of Operating Engineers, AFL-CIO (IUOE); and 3.0% are represented by the Retail, Wholesale and Department Store Union, United Food and Commercial Workers (RWDSU, UFCW). Collective bargaining agreements covering these employees expire at various dates through December 2013. Four collective bargaining agreements with various labor organizations will expire during 2011. We consider our relations with our employees and their unions to be good. Accredo and PolyMedica employees are not represented by a labor union. Employees of our wholly-owned subsidiary, Europa Apotheek based in the Netherlands, are covered by a Works Council.
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
Competition in the PBM, specialty pharmacy and broader healthcare industry is intense and could impair our ability to attract and retain clients.
Competition among providers of healthcare services in the markets we serve is intense. We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, health plans, large retail chains, large retail stores and supermarkets with in-store pharmacy operations and Internet pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller entities in niche markets. Our main competitors include CIGNA Corporation, CVS Caremark Corporation, Express Scripts, Inc., Humana Inc., UnitedHealth Group Incorporated (“UnitedHealth Group”), Walgreen Co. and Wal-Mart Stores, Inc.

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
Our largest client, UnitedHealth Group, represented approximately $11,000 million, or 17%, of our net revenues during 2010. Under our current agreement with UnitedHealth Group, we are providing pharmacy benefit services through December 31, 2012. Although none of our other clients individually represented more than 10% of our net revenues in 2010, our top 10 clients as of December 25, 2010, including UnitedHealth Group, represented approximately 47% of our net revenues during 2010. The loss of one or more of these clients could lead to a negative reaction in the investment community or otherwise cause harm to our reputation, resulting in stock price declines or other adverse effects.
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
During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including prescription drug costs, are underway at the federal and state government levels. The recently enacted healthcare reform legislation, along with associated proposed and interim final rule-making, may have an adverse impact on our business. For example, the federal Retiree Drug Subsidy is less valuable to our clients due to the change in tax treatment of the subsidy. As a result, our clients may choose to drop or limit retiree prescription drug coverage. Further, private plan sponsors may react to the new laws and the uncertainty surrounding them by reducing, foregoing or delaying the purchase of our PBM services. We cannot accurately predict the complete impact of healthcare reform legislation, but it could lead to a decreased demand for our services and other outcomes that could adversely impact our business and financial results.

In addition, the healthcare reform legislation significantly increased regulation of managed care plans and decreased reimbursement to Medicare managed care and fee-for-service programs. Some of these initiatives purport to, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary. Moreover, to alleviate budget shortfalls, states have reduced or frozen payments to Medicaid managed care plans. While we expect the U.S. Congress and state legislatures to continue to consider legislation affecting managed care plans, we cannot predict the extent of the impact of future legislation on us. However, these initiatives could limit our business practices and impair our ability to serve our clients.
Failure in continued execution of our retiree strategy, including the potential loss of Medicare Part D-eligible members, could adversely impact our business and financial results.
Our retiree strategy is multi-faceted and includes the provision of products and services in support of our clients’ Medicare Part D plans or federal Retiree Drug Subsidy. In addition, our strategy includes managing the potential loss of Medicare-eligible members covered under our programs with our PBM clients. Lastly, we participate in the Medicare Part D benefit with our own PDP. We continue to make substantial investments in the personnel and technology necessary to administer our retiree strategy.
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
Additionally, we have various contractual and regulatory compliance requirements associated with participating in Medicare Part D. Similar to our requirements with other clients, our policies and practices associated with executing our PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, may be imposed. The Medicare Part D health plan clients we serve are subject to similar risks and could be penalized or sanctioned, which may in turn adversely impact Medco’s business and financial results.
Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program, as well as our overall retiree strategy may have an adverse effect on our financial position, results of operations or cash flows. Current healthcare reform legislation and pending legislation, if passed, along with associated rule-making could also have a financial impact on our CMS-approved PDP. For a description of this risk, see “—Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability.”
If we or our suppliers fail to comply with complex and evolving laws and regulations domestically and internationally, we could suffer penalties, be required to pay substantial damages and/or make significant changes to our operations.
We are subject to numerous foreign and domestic, federal and state regulations. If we or our suppliers fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties or other damages, including the loss of our licenses to operate our mail-order pharmacies, and our ability to participate in foreign and domestic, federal and state healthcare programs. As a consequence of the severe penalties we may face, we must devote significant operational and managerial resources to comply with these laws and regulations. Although we believe we and our suppliers are substantially compliant with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies related to these laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or ensure we will be able to obtain or maintain the regulatory approvals required to operate our business. Our international business is also susceptible to a changing political and regulatory landscape. Changes in laws or interpretations in countries in which we operate may impair our ability to serve these customers and adversely impact the financial condition, liquidity and operating results of our international operations.

Moreover, our clinical research activities are subject to a number of complex and stringent regulations affecting the biotechnology and pharmaceutical industries. We offer services relating to the conduct of clinical trials and the preparation of marketing applications, and are required to comply with applicable regulatory requirements governing, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of these trials. In the United States, the Food and Drug Administration (FDA) governs these activities pursuant to the agency’s Good Clinical Practice (GCP) regulations. Although we monitor our clinical trials, registries and studies to test for compliance with applicable laws and regulations in the U.S. jurisdictions in which we operate, and have adopted standard operating procedures that are designed to satisfy regulatory requirements, our business is subject to several regulatory jurisdictions with complex and varied regulatory frameworks. Any failure to maintain compliance with GCPs or other applicable regulations could lead to a variety of sanctions including, among others, suspension or termination of a clinical study, civil penalties, criminal prosecutions or debarment from assisting in the submission of new drug applications, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in existing federal or state laws or regulations or in their interpretation by courts and agencies or the adoption of new laws or regulations (such as the Patient Protection and Affordable Care Act enacted on March 23, 2010) relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, as well as some of the formulary and other services we provide to pharmaceutical manufacturers, could also reduce the discounts or rebates we receive and adversely impact our business, financial condition, liquidity and operating results.
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
Our Specialty Pharmacy business is dependent on our relationships with a limited number of suppliers and our clinical research services are dependent on our relationships with a limited number of clients. As such, the loss of one or more of these relationships, or limitations on our ability to provide services to these suppliers or clients, could significantly impact our ability to sustain and/or improve our financial performance.
We derive a substantial percentage of our Specialty Pharmacy segment revenue and profitability from our relationships with a limited number of suppliers. Similarly, a substantial percentage of our revenue and profitability in our clinical research services is derived from our relationships with a limited number of pharmaceutical and biotechnology clients. Our agreements with these suppliers and clients may be short-term and cancelable by either party without cause on 30 to 365 days prior notice. These agreements may limit our ability to provide services for competing drugs during the term of the agreement and allow the supplier to distribute through channels other than us. Further, certain of these agreements allow pricing and other terms of these relationships to be periodically adjusted for changing market conditions or required service levels. A termination or modification to any of these relationships could have a material adverse effect on our business, financial condition and results of operations.
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

Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased billing, cash application and credit risks. Additionally, current economic conditions may expose us to increased credit risk.
A portion of our Specialty Pharmacy business is funded through medical benefit coverage, the majority of which is provided by private insurers, as well as reimbursement by government agencies. These Specialty Pharmacy claims are generally for very high-priced medicines, and collection of payments from insurance companies, patients and other payors generally takes substantially longer than for those claims administered through a PBM benefit. Because of the high cost of these claims, complex billing requirements and the nature of the medical benefit coverage determination process, these accounts receivable are characterized by higher risk in collecting the full amounts due and applying the associated payments.
Revenues from the sale of diabetes testing supplies under our Liberty brand depend on the continued availability of reimbursement by government and private insurance plans. The government’s Medicare regulations are complex and, as a result, the billing and collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be contingent upon the payment of another payor. Because of the coordination with multiple payors and the complexity in determining reimbursable amounts, these accounts receivable have higher risk in collecting the full amounts due and applying the associated payments.
Our Medicare Part D product offerings require premium payments from members for the ongoing benefit, as well as amounts due from CMS. As a result of the demographics of the consumers covered under these programs and the complexity of the calculations, as well as the potential magnitude and timing of settlement for amounts due from CMS, these accounts receivable are subject to billing and realization risk in excess of what is experienced in the core PBM business.
Additionally, we may be subject to increased credit risk associated with state and local government agencies experiencing increased fiscal challenges. As a result of these aforementioned risks, we may be required to record bad debt expenses potentially impacting our results of operations and liquidity.
Changes in reimbursement, including reimbursement for durable medical equipment, could negatively affect our revenues and profits.
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
Specifically in regard to our revenues and profits associated with our diabetes testing supplies business, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) Competitive Bid Program (the “Program”) provides for a phased-in program for competitive bidding of certain durable medical equipment items, including mail-order diabetes testing supplies. In July 2010, the Centers for Medicare & Medicaid Services (“CMS”) announced new single payment amounts for diabetes testing supplies, which averaged 56% off the current fee schedule amounts for such supplies under Round 1, impacting a limited number of geographic areas. PolyMedica’s bid was not aligned with these single payment amounts. In November 2010, CMS announced the names of the winners for Round 1, where reimbursement rates became effective January 2011 for the limited number of geographic areas. Although PolyMedica will not be a contracted supplier in the competitively bid areas, Round 1 of the Program affects fewer than 7% of PolyMedica’s base membership. CMS also announced in November 2010 some general parameters relating to a national mail-order competitive bid program. While CMS implementation of a national mail-order competitive bid program is not expected until at least 2013, if such a program is implemented and depending upon the level of reduction in reimbursement rates of the final bid program, our operating results could be negatively affected, including a non-cash charge to our consolidated statement of income for impairment of the PolyMedica intangible assets and goodwill.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products.
We dispense significant volumes of brand-name and generic drugs from our mail-order pharmacies and through networks of retail pharmacies, which are the basis for our net revenues and profitability. When increased safety risk profiles or manufacturing issues of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or otherwise reduce the numbers of prescriptions for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced global consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers or transition to over-the-counter products. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, or for over-the-counter products that are not recaptured in the Medco Health Store®, our volumes, net revenues, profitability and cash flows may decline.
Demand for our clinical research services depends on the willingness of companies in the pharmaceutical and biotechnology industries to continue to outsource clinical development and on our reputation for independent, high-quality scientific research and evidence development.
Our success in providing clinical research services depends on the ability and willingness of companies in the pharmaceutical and biotechnology industries to continue to invest in research and development at rates close to or at historical levels and to otherwise outsource the services we provide. Accordingly, a general downturn in the pharmaceutical or biotechnology industries, a reduction in research and development spending by companies in these industries, including any such reduction as a result of regulatory change, or an expansion of such companies’ in-house development capabilities could materially harm our clinical research service offering. In addition, demand for our clinical research services may be affected by our pharmaceutical and biotechnology customers’ perceptions regarding the pharmaceutical outsourcing industry as a whole. For example, other pharmaceutical outsourcing companies could engage in conduct or fail to detect malfeasance that could render our customers less willing to do business with us or any pharmaceutical outsourcing company, such as inadequately monitoring sites, producing inaccurate databases or analyses, falsifying patient records, or performing incomplete lab work. If any such event causing industry-wide reputational harm were to occur, even though outside our control, confidence in the industry generally could be impaired and the willingness of pharmaceutical and biotechnology companies to outsource services to organizations that provide clinical research services like ours could diminish.
Moreover, demand for our clinical research services depends to a significant extent on the trust our customers place in us and our reputation for independent, high-quality scientific research. To this end, we have implemented policies and procedures to, among other things, separate or “firewall” some of our clinical research and core PBM activities. In the event that our protocols or procedures are not followed, or our research designs contain undetected errors or defects that are subsequently discovered by us, our customers or a third party, or we produce inaccurate or controversial databases or analyses, our reputation with current and potential pharmaceutical and biotechnology customers could be harmed. If one or more of the foregoing events were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA.
PBMs typically provide services to corporations and other sponsors of health benefit plans subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). ERISA regulates employee pension benefit plans and employee welfare benefit plans, including health and medical plans. The U.S. Department of Labor (“DOL”), which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by a PBM where the PBM had not agreed to accept fiduciary responsibility. We are party to two lawsuits which claim we are a fiduciary under ERISA. See Note 14, “Commitments and Contingencies — Legal Proceedings,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. If a court were to determine, in litigation brought by a private party or in a proceeding arising out of a position taken by the DOL, that we were a fiduciary in connection with services for which we had not agreed to accept fiduciary responsibility, we could potentially be subject to claims for breaching fiduciary duties and/or entering into certain “prohibited transactions” that could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Contracts in the prescription drug industry generally use certain published benchmarks to establish pricing for prescription drugs. Most of Medco’s PBM client contracts and Accredo and PolyMedica’s commercial contracts and most of its governmental participating provider agreements use the Average Wholesale Price, or AWP, standard. First DataBank, the company that reports AWP data to Medco, announced it would discontinue publishing AWP some time in 2011. As a result, Medco plans to adopt Medi-Span as our source for AWP some time in 2011. Medi-Span has been a nationally-recognized and widely-used publisher of AWP for over 20 years. Medco’s analysis of FDB and Medi-Span AWP data has shown that any differences between them and the corresponding impact on price terms with our clients is likely to be very minimal. Medco’s customer contracts contain terms Medco believes will enable it to mitigate any adverse effects resulting from a change in the pricing benchmark.
Legislation may lead to changes in the pricing for Medicare and Medicaid programs. See Item 1, “Business—Government Regulation—Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Drug Benefit Plans and Reimbursement for Durable Medical Equipment,” included in this Annual Report on Form 10-K. At least one Medicaid program has adopted, and other Medicaid programs, some states and some commercial payors may adopt, those aspects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173) or the Deficit Reduction Act of 2005 (P.L. 109-171) that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of alternative pricing sources, such as Average Sales Price (“ASP”), Average Manufacturer’s Price (“AMP”), Wholesale Acquisition Cost (“WAC”), or other alternative pricing in lieu of AWP as the measure for determining reimbursement by state Medicaid programs for the drugs sold in our Specialty Pharmacy business, could materially reduce the revenue and gross margins of this business.

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
In addition, as of December 25, 2010, of our total outstanding borrowings of approximately $5.0 billion, $2.2 billion is impacted by variable interest rates. Increases in interest rates on variable rate indebtedness would increase our interest expense and could adversely affect our results of operations.
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
We are dependent on our infrastructure, including our information systems, for many aspects of our business operations. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data and we must maintain our business processes and information systems, and the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, failure to protect such information or mitigate any such breaches may adversely affect our operations. In the event we or our suppliers experience malfunctions in business processes, breaches of information systems, failure to maintain effective and up-to-date information systems or unauthorized and non-compliant actions by any individual, this could disrupt our business operations or impact patient safety, result in customer and member disputes, damage our reputation, expose us to risk of loss or litigation, regulatory violations, increase administrative expenses or lead to other adverse consequences.
We have automated and other mail-order dispensing pharmacies, call centers, data centers and corporate facilities. All of these facilities depend on the local infrastructure and the uninterrupted operation of our computerized dispensing systems and our electronic data processing systems. Significant disruptions at any of these facilities or our suppliers’ facilities due to failure of technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or malice, an epidemic or pandemic or some other catastrophic event could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate, our ability to process and dispense prescriptions and provide products and services to our clients and members.
Business process and technology infrastructure improvements associated with our agile enterprise initiative may not be successfully or timely implemented or may fail to operate as designed and intended, causing the Company’s performance to suffer.
We rely on information technology to enhance the efficiency and effectiveness of our operations, to process, transmit, store, access and protect electronic information, to interface with our customers and suppliers, and to record and process financial transactions accurately. We have embarked on a multi-year initiative intended to transform our business and establish a more agile enterprise. This initiative includes upgrades to, and realignment of, our information systems designed to improve business processes and data management across our company by delivering a single set of integrated data, processes and technologies that are scalable and standardized across our operations. The transformation from our existing technology base to our new foundational technology platform will occur in carefully managed stages over a period of approximately three to five years. Management believes the planned system upgrades will further enhance our productivity in operations and prove to be cost-effective. However, we can offer no assurances that these system upgrades will deliver the expected benefits. If our business process improvement initiatives fail, or if we are not successful or experience delays in implementing new systems, training personnel or transitioning data, our ability to improve existing operations, process transactions accurately and efficiently, achieve anticipated cost savings and support future growth could be delayed or not fully realized. In addition, any business disruption that ensues could harm our reputation and result in the loss of customers. Moreover, it is possible the cost to complete the systems conversions may exceed current expectations and that significant costs may be incurred that will require immediate expense recognition. Failure to implement our agile enterprise initiative as planned could have a material adverse impact on our business, financial condition and results of operations.

We may be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives.
We have over $2.4 billion of recorded intangible assets, net, on our consolidated balance sheet as of December 25, 2010. For our PBM segment, our intangible assets primarily represent the value of client relationships that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003, and to a lesser extent, our acquisitions subsequent to 2003. For our Specialty Pharmacy segment, we have intangible assets recorded primarily from our acquisition of Accredo in 2005. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with events such as the loss of significant clients or specialty product manufacturer contracts, reductions in government agency reimbursement rates, changes in the usage of trade names, or when other changes in circumstances indicate the carrying amount may not be recoverable. For our intangible assets, if the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our consolidated statement of income in the amount the carrying value of these assets exceeds the discounted expected future cash flows. In addition, while our intangible assets may not be impaired, the useful lives are subject to continual assessment. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense charged to our consolidated statement of income, which could have a material adverse effect on our earnings.
We also have over $6.9 billion of recorded goodwill on our consolidated balance sheet as of December 25, 2010. Goodwill is assessed for impairment annually for each of our segments’ reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to that reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. We utilize the income approach methodology, which projects future cash flows discounted to present value based on certain assumptions about future operating performance, and particularly in the case of PolyMedica, projected sales on emerging strategies and potential reductions in government agency reimbursement rates. The potential reduction in government agency reimbursement rates are associated with a CMS national mail-order competitive bidding program for diabetes supplies where implementation is not expected until at least 2013. Discount rates were based on estimated weighted average cost of capital at the reporting unit level and ranged from 8% to 13%. If we determine that the fair value is less than our book value based on updates to our assumptions, including potential reductions in government agency reimbursement rates, we could be required to record a non-cash impairment charge to our consolidated statement of income, which could have a material adverse effect on our earnings.
We are subject to certain risks associated with our international operations.
We have recently expanded our operations internationally and currently have offices and conduct business in various countries throughout Europe, North America and Asia. We plan to expand our foreign operations in the future. Certain risks are inherent in these international operations, including without limitation: (1) vigorous regulation of the biotechnology and pharmaceutical industries and of the products and services that our companies test or market abroad; (2) difficulty complying with a variety of ever-changing foreign laws and regulations, or United States laws and regulations applicable abroad, some of which may conflict with one another, including among others tax, labor, employment and anti-bribery laws; (3) difficulty enforcing agreements, intellectual property rights and collecting receivables through certain foreign legal systems; (4) tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation; (5) complexities of managing a multinational organization; (6) general economic and political conditions or terrorist activities in countries where we operate may have an adverse effect on our operations in those countries; (7) exposure to exchange rate fluctuations; and (8) foreign customers may have longer payment cycles than customers in the United States. If we do not respond adequately to these risks, it could have a material adverse effect on our business, financial condition and results of operations.

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
As of December 25, 2010, we own or lease 168 facilities throughout the United States and own or lease 16 properties in Europe. We believe our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our existing facilities contain an aggregate of approximately 4,500,000 square feet. Our corporate headquarters office is located in Franklin Lakes, New Jersey and accommodates our executive and corporate functions.
Our PBM mail-order pharmacy operations consist of seven prescription order processing pharmacies that are located throughout the United States, one of which also performs mail-order dispensing, and our three automated dispensing pharmacies in Willingboro, New Jersey, Las Vegas, Nevada, and commencing in 2010, Whitestown, Indiana. In addition, we have two pharmacies that dispense diabetes supplies. We also have three Specialty Pharmacy mail-order pharmacies and 74 specialty branch pharmacies.

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

Item 4.	(Removed and Reserved).

Executive Officers of the Company
Pursuant to General Instruction G (3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our Proxy Statement for our 2011 Annual Meeting of Shareholders. The executive officers of the Company, and their ages and positions as of February 1, 2011 are as follows:

Name	Age	Position
David B. Snow, Jr.	56	Chairman and Chief Executive Officer
Kenneth O. Klepper	57	President and Chief Operating Officer
Gabriel R. Cappucci	48	Senior Vice President and Controller, Chief Accounting Officer
Mary T. Daschner	52	Group President, Government PBM
John P. Driscoll	51	President, New Markets
Robert S. Epstein	55	President, Advanced Clinical Science and Research and Chief Clinical Research and Development Officer
Steven R. Fitzpatrick	51	President, Accredo Health Group, Inc.
Brian T. Griffin	51	President, International and Chief Executive Officer, Medco Celesio B.V.
Laizer D. Kornwasser	39	Senior Vice President, Retail, Mail and Diabetes Markets
Thomas M. Moriarty	47	General Counsel, Secretary and Senior Vice President, Pharmaceutical Strategies and Solutions
Karin V. Princivalle	54	Senior Vice President, Human Resources
Richard J. Rubino	53	Senior Vice President, Finance and Chief Financial Officer
Jack A. Smith	63	Senior Vice President, Chief Marketing Officer
Glen D. Stettin	47	Senior Vice President and Chief Medical Officer
Glenn C. Taylor	59	Group President, Health Plans
Timothy C. Wentworth	50	Group President, Employer/Key Accounts
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
Kenneth O. Klepper has served as President and Chief Operating Officer since March 2006. He joined the Company in June 2003 and served as Executive Vice President, Chief Operating Officer from June 2003 through March 2006. Mr. Klepper oversees the Company’s sales and account groups, the Company’s Retiree Solutions group, Therapeutic Research Centers, Advanced Clinical Solutions, information technology, customer service, pharmacy operations, and Accredo Health Group, Inc., the Company’s specialty pharmacy organization. Mr. Klepper joined the Company from WellChoice, Inc. where he held the position of Senior Vice President, Process Champion from March 1995 to August 1999, and then held the position of Senior Vice President for Systems, Technology and Infrastructure from August 1999 to April 2003.

Gabriel R. Cappucci has served as Medco’s Senior Vice President and Controller, Chief Accounting Officer since March 2008, and is directly responsible for accounting and financial reporting, client and pharmaceutical manufacturer accounts receivable, accounts payable, and client rebate and performance guarantee reporting and analysis. Mr. Cappucci joined Medco in July 1993 and has held a variety of accounting, financial reporting, and financial planning roles. Most recently, since June 2004, Mr. Cappucci was Vice President, Financial Reporting with responsibility for Medco’s financial reporting and accounting standards. Prior to joining the Company, Mr. Cappucci was a Senior Manager with KPMG LLP where he had been employed since August 1985. Mr. Cappucci is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
Mary T. Daschner has served as Group President, Government PBM since October 2010, and in this role is responsible for overseeing the strategy and business results for Medco’s retiree and Medicare eligible population. The current portfolio includes Medco’s national Medicare Part D plan, The Medco Medicare Prescription Drug PlanTM, as well as Part D solutions for health plans and employer clients, including Employer Group Wavier Plans (EGWPs), Prescription Drug Plans (PDPs), Medicare Advantage (MA) Plans, Retiree Drug Subsidy (RDS) and secondary wraparound products. She also served as Group President, Retiree Solutions from September 2008 to September 2010. Ms. Daschner joined the Company in December 1999, initially serving as Senior Director of Business and Product Development, and later as Vice President, Health Plans and Government Programs since 2001, where she managed service and drug trend strategy supporting more than six million UnitedHealth Group Incorporated (“UnitedHealth Group”) members, including Medicare, Managed Medicaid and commercial fully insured populations. Ms. Daschner came to the Company from Senior Market Strategies, a healthcare consulting business focused on reimbursement, outcomes and patient access in the over 50 marketplace, where she served as President.
John P. Driscoll has served as President, New Markets since April 2008, and in this role is responsible for the Company’s insured solutions and business development, both domestically and internationally, and consumer-driven programs. Mr. Driscoll joined the Company in June 2003 as Senior Vice President, Product and Business Development and served as President, Insured and Emerging Markets from June 2006 to April 2008. Mr. Driscoll came to the Company from Oak Investment Partners, a venture capital firm, where he served as an advisor on healthcare investments from January 2002 through May 2003. Mr. Driscoll held the position of Executive Vice President of Walker Digital from January 2000 to December 2001. Prior to that, Mr. Driscoll served in a number of senior positions at Oxford Health Plans from 1991 through 1999, including, most recently, as its Corporate Vice President, Government Programs.
Robert S. Epstein, M.D., M.S. has served as President, Advanced Clinical Science and Research and Chief Clinical Research and Development Officer since December 2010. In this role Dr. Epstein is responsible for all of Medco’s clinical research initiatives, including the Medco Research Institute™ and United BioSource Corporation. Dr. Epstein oversees an extended research team that works to advance Medco’s clinically ground-breaking and market-differentiating outcomes research initiatives. He is also responsible for launching innovative clinical programs such as Pharmacogenomics, and oversees our DNA Direct, Inc. operations. Dr. Epstein served as Senior Vice President and Chief Medical Officer from 1997 through 2010 and was appointed President of the Medco Research Institute™ in 2009. Dr. Epstein joined the Company in 1995 as Vice President of Outcomes Research. Dr. Epstein was trained as an epidemiologist and worked in public health and academia before joining the private sector. He is a past President of the International Society of Pharmacoeconomics and Outcomes Research, and has served on the Board of Directors for the Drug Information Association. In 2008, Dr. Epstein was nominated and elected to the Federal CDC EGAPP (Evaluation of Genomic Applications in Practice & Prevention) Stakeholder Committee, and the AHRQ CERT (Centers for Education and Research on Therapeutics) Committee. He has published more than 50 peer reviewed medical articles and book chapters, and serves as a reviewer for several influential medical journals.

Steven R. Fitzpatrick has served as President, Accredo Health Group, Inc., the Company’s specialty pharmacy organization, since June 2008. Mr. Fitzpatrick became an executive officer of the Company in October 2009. Mr. Fitzpatrick joined Accredo Health Group, Inc., in 2001 as President of its subsidiary, Sunrise Health Management, Inc., and was named President of Accredo Therapeutics, Inc., in February 2002. With the acquisition of Accredo Health Group, Inc. by the Company in August 2005, Mr. Fitzpatrick assumed responsibility for both Accredo Therapeutics and Accredo Specialty Care Services (formerly Medco Specialty Solutions). In March 2006, he became Chief Operating Officer of Accredo Health Group, Inc. Prior to joining Accredo, Mr. Fitzpatrick held senior management positions with Abbott Laboratories, Block Medical, PharmaThera, Inc., and Nations Healthcare.
Brian T. Griffin has served as President, International and Chief Executive Officer, Medco Celesio B.V. since October 2010 and in this role is responsible for delivering innovative clinical services designed to improve patient adherence, safety and efficiency across the international healthcare system. Prior to this position, Mr. Griffin served as the Company’s Group President, Health Plans since January 2004, with responsibility for national and regional health plan clients. From January 1999 through December 2003 he served as Senior Vice President, Sales and was responsible for sales on a national basis. From November 1995 to December 1998, Mr. Griffin led the Insurance Carrier customer group and was responsible for sales within the Insurance Carrier Blue Cross/Blue Shield and Third-Party Administrator Markets. Mr. Griffin joined the Company in 1987.
Laizer D. Kornwasser has served as Senior Vice President, Retail, Mail and Diabetes Markets since October 2010 and in this role is responsible for retail network and mail pharmacy strategy and margin. He oversees network pricing, negotiations, plan design and programs that maximize the retail and mail channels. Mr. Kornwasser is also responsible for the integrated care solution for Medco’s six million members with diabetes. Mr. Kornwasser joined Medco in August 2003, initially serving as Vice President of Business Development, and later as Senior Vice President of Business Development and Retail Networks. Prior to joining Medco, Mr. Kornwasser held positions at Merrill Lynch and Coopers & Lybrand, and served as an associate professor at Yeshiva University. Mr. Kornwasser is a board member of the Yeshiva of North Jersey.
Thomas M. Moriarty has served as General Counsel and Secretary since March 2008, and is responsible for overseeing the Company’s legal affairs. In addition, he has served as Senior Vice President, Pharmaceutical Strategies and Solutions since September 2007, with responsibility for negotiations with pharmaceutical manufacturers, drug purchasing analysis and consulting with clients on formulary drug lists and plan design, and responsibility for the operations of the Medco Health Store®. He also served as Senior Vice President, Business Development responsible for mergers and acquisitions and strategic alliances from August 2006 until March 2008. Prior to that, he was Deputy General Counsel, Vice President and Managing Counsel, responsible for mergers and acquisitions and client and commercial contracting from December 2005 until August 2006. From November 2002 until December 2005, Mr. Moriarty served as Vice President and Counsel, Client Contracting. Mr. Moriarty joined the Company in June 2000 as Assistant Counsel, Client Contracting. Prior to joining the Company, Mr. Moriarty served as Assistant General Counsel, Pharma & North America for Merial Limited (a Merck & Co., Inc. and Sanofi Aventis Company) and as Assistant Counsel for Merck & Co., Inc.
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

Richard J. Rubino has served as Senior Vice President, Finance and Chief Financial Officer since March 2008. Mr. Rubino has oversight responsibility for all financial activities, including accounting, reporting, accounts receivable, treasury, tax, planning, analysis, procurement, audit, investor relations and financial evaluation. Prior to this position he served as Senior Vice President and Controller, Chief Accounting Officer since April 2005 and in that role was directly responsible for accounting and financial reporting, financial systems, and client and pharmaceutical manufacturer accounts receivable. From June 1998 to April 2005, Mr. Rubino served as Vice President and Controller with responsibility for accounting and financial reporting. His previous roles with the Company include Vice President, Planning with responsibility for financial, business and strategic planning, and Director of Planning. Prior to joining the Company, Mr. Rubino held various positions at International Business Machines Corporation and Price Waterhouse & Co. Mr. Rubino is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Rubino is also a director of a not-for-profit charitable organization.
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
Glen D. Stettin, M.D. has served as Senior Vice President and Chief Medical Officer since December 2010 and in this role is responsible for Medco’s clinical practice areas and clinical PBM services, including Medco’s independent Pharmacy and Therapeutics Committee, and all of Medco’s non-research-related analytics, client reporting and data quality. Prior to this position he served as Senior Vice President and General Manager, Advanced Clinical Solutions from September 2005 to November 2010. From April 1998 to August 2005, he served as Vice President, Clinical Products. Dr. Stettin joined the Company as Senior Director, Health Strategies in 1995. Prior to joining Medco, Dr. Stettin was a clinician, researcher and instructor at the University of California, San Francisco.
Glenn C. Taylor has served as Group President, Health Plans since October 2010 and in this role is responsible for all national and regional health plan clients, including UnitedHealth Group and Federal Government clients. He also served as Group President, Key Accounts from January 2004 to September 2010. From April 2002 through December 2003, he served as Senior Vice President, Account Management. Mr. Taylor served as President of the Company’s UnitedHealth Group Division from February 1999 to April 2002. From April 1997 to January 1999, Mr. Taylor held positions with Merck & Co., Inc. as Regional Vice President of the Southeast and Central business groups. From May 1993 to March 1997, Mr. Taylor was the Company’s Senior Vice President of Sales and Account Management. Mr. Taylor joined the Company in May 1993 as a result of the Company’s acquisition of FlexRx, Inc., a pharmacy benefit manager in Pittsburgh, Pennsylvania, where Mr. Taylor was President.
Timothy C. Wentworth has served as Group President, Employer/Key Accounts since October 2010 and in this role is responsible for all activities related to Medco’s employer clients, large and small, and the company’s state, municipal and labor union clients, including sales, account management, marketing, clinical and pricing. In addition, he has served as Group President, Employer Accounts since September 2008. Prior to this position, he served as the President and Chief Executive Officer of Accredo Health Group, Inc. from March 2006 to September 2008. From January 2004 to March 2006, Mr. Wentworth served as the Company’s Group President, National Accounts. From April 2002 through December 2003, he served as Executive Vice President, Client Strategy and Service and was responsible for client relationships and developing and implementing strategies to acquire and renew clients. Mr. Wentworth joined the Company as Senior Vice President, Account Management in December 1998 from Mary Kay, Inc., where he spent five years, serving initially as Senior Vice President of Human Resources and subsequently as President-International.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
The principal market for our common stock is the NYSE, where our common stock trades under the ticker symbol “MHS.” The following table sets forth the range of high and low common stock market prices for fiscal years 2010 and 2009:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2010
High	$64.24	$57.82	$65.35	$66.94
Low	$50.36	$43.45	$53.46	$58.96
2009
High	$66.00	$56.82	$48.00	$48.95
Low	$53.11	$44.53	$37.93	$36.46
On February 16, 2011, the closing market price of our common stock on the NYSE was $63.84.
Holders
On February 16, 2011, there were 74,202 shareholders of record.
Dividend Policy
The Company currently does not pay and does not plan to pay cash dividends.
Comparative Stock Performance
The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return (including reinvested dividends) of the Standard & Poor’s Healthcare Index and the Standard & Poor’s 500 Index for the period December 31, 2005 to December 31, 2010. The graph assumes that $100 was invested on December 31, 2005, in the Company’s common stock and in each index or composite. No cash dividends have been declared on the Company’s common stock.

	12/05	12/06	12/07	12/08	12/09	12/10

Medco Health Solutions, Inc.	100.00	95.77	181.72	150.22	229.07	219.61
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Healthcare	100.00	107.53	115.22	88.94	106.46	109.55
The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.
Share Repurchase Programs
The Company’s $3 billion share repurchase program, which was announced in November 2008 (the “2008 Program”), was completed in May 2010. From the inception of the 2008 Program through completion, the Company repurchased 57.5 million shares at an average per-share cost of $52.15. In May 2010, the Company’s Board of Directors approved a $3 billion share repurchase program, authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing May 17, 2010 (the “2010 Program”). The Company intends to fund share repurchases with the Company’s existing cash balances and operating cash flows. The Company’s Board of Directors periodically reviews any share repurchase programs and approves the associated trading parameters.
From December 26, 2011 (the first day of the 2011 fiscal year) through January 18, 2011, the Company repurchased 7.0 million shares at a total cost of $436.6 million with an average per-share cost of $62.06, which completed the 2010 Program. In February 2011, the Company’s Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing February 24, 2011.

The following is a summary of the Company’s share repurchase activity for the three months ended December 25, 2010:
Issuer Purchases of Equity Securities(1)

				Approximate
			Total number of	dollar value of
			shares purchased	shares
			as part of	that may yet be
	Total number	Average	publicly	purchased under
	of shares	price paid	announced	the program
Fiscal Period	purchased	per share(2)	programs	(in thousands)
Balances at September 25, 2010			29,085,958	$1,400,015

September 26 to October 23, 2010	—	$—	—	$1,400,015
October 24 to November 20, 2010	5,297,980	$59.43	5,297,980	$1,085,168
November 21 to December 25, 2010	10,481,982	$61.87	10,481,982	$436,668

Fourth quarter 2010 totals	15,779,962	$61.05	15,779,962

(1)	All information set forth in the table above relates to the Company’s 2010 Program. The 2010 Program was announced in May 2010 and pursuant to the 2010 Program, the Company was authorized to repurchase up to $3 billion of its common stock over a two-year period commencing May 17, 2010.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases settled during the three months ended December 25, 2010. The average per-share cost for repurchases under the 2010 Program from inception through December 25, 2010 was $57.13.
During the fiscal year ended December 25, 2010, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth under the caption “Other Matters — Equity Compensation Plan Information” in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

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

	December 25,	December 26,	December 27,	December 29,	December 30,
As of and for Fiscal Years Ended	2010(1)	2009	2008(2)	2007(3)	2006(4)
Consolidated statement of income data:
Total product net revenues(5)	$64,889.4	$58,961.4	$50,576.2	$43,961.9	$42,022.6
Total service net revenues	1,078.9	842.8	681.8	544.3	521.1

Total net revenues(5)	65,968.3	59,804.2	51,258.0	44,506.2	42,543.7

Cost of operations:
Cost of product net revenues(5)	61,302.4	55,523.1	47,308.2	41,402.6	40,012.5
Cost of service revenues	330.8	254.1	221.4	158.3	125.8

Total cost of revenues(5)	61,633.2	55,777.2	47,529.6	41,560.9	40,138.3
Selling, general and administrative expenses	1,550.4	1,455.5	1,425.0	1,114.1	1,109.2
Amortization of intangibles	287.4	305.6	285.1	228.1	218.5
Interest expense	172.5	172.5	233.7	134.2	95.8
Interest (income) and other (income) expense, net	(9.4)	(9.9)	(6.2)	(34.4)	(29.9)

Total costs and expenses	63,634.1	57,700.9	49,467.2	43,002.9	41,531.9

Income before provision for income taxes	2,334.2	2,103.3	1,790.8	1,503.3	1,011.8
Provision for income taxes(8) (e)	906.9	823.0	687.9	591.3	381.6

Net income	$1,427.3	$1,280.3	$1,102.9	$912.0	$630.2

Earnings per share data(6):
Basic weighted average shares outstanding	443.0	481.1	508.6	550.2	594.5
Basic earnings per share	$3.22	$2.66	$2.17	$1.66	$1.06
Diluted weighted average shares outstanding	451.8	490.0	518.6	560.9	603.3

Diluted earnings per share	$3.16	$2.61	$2.13	$1.63	$1.04
Adjustment for the 2006 legal settlements charge(4)	—	—	—	—	0.17

Diluted earnings per share, excluding legal settlements charge	$3.16	$2.61	$2.13	$1.63	$1.21

Consolidated balance sheet data:
Working capital(7)	$(196.7)	$1,810.9	$1,299.5	$1,173.5	$1,028.2
Goodwill	$6,939.5	$6,333.0	$6,331.4	$6,230.2	$5,108.7
Intangible assets, net	$2,409.8	$2,428.8	$2,666.4	$2,905.0	$2,523.1
Total assets	$17,097.3	$17,915.5	$17,010.9	$16,217.9	$14,388.1
Total debt	$5,027.2	$4,015.9	$4,602.9	$3,494.4	$1,266.7
Deferred tax liabilities	$985.1	$958.8	$1,065.3	$1,167.0	$1,161.3
Total noncurrent liabilities	$6,228.1	$5,180.6	$5,255.0	$4,213.4	$2,057.8
Total stockholders’ equity	$3,986.8	$6,387.2	$5,957.9	$6,875.3	$7,503.5

	December 25,	December 26,	December 27,	December 29,	December 30,
As of and for Fiscal Years Ended	2010(1)	2009	2008(2)	2007(3)	2006(4)
Supplemental information:
EBITDA(8)	$2,974.2	$2,750.5	$2,461.1	$2,000.1	$1,469.8
EBITDA per adjusted prescription(8)	$3.11	$3.06	$3.09	$2.67	$2.01
Net cash provided by operating activities	$2,344.7	$3,501.4	$1,635.1	$1,367.0	$1,241.0
Net cash used by investing activities	$(1,019.5)	$(305.0)	$(416.2)	$(1,713.8)	$(155.5)
Net cash (used by) provided by financing activities	$(3,000.0)	$(1,606.6)	$(1,054.6)	$302.4	$(1,155.2)
Volume information:
Generic mail-order prescriptions	67.6	59.6	58.2	47.4	39.9
Brand mail-order prescriptions	42.2	43.5	47.6	47.4	49.1

Total mail-order prescriptions	109.8	103.1	105.8	94.8	89.0
Retail prescriptions	630.3	591.4	480.2	465.0	464.4

Total prescriptions	740.1	694.5	586.0	559.8	553.4

Adjusted prescriptions(8) (g)	957.0	898.8	795.9	748.3	729.9
Adjusted mail-order penetration(9)	34.1%	34.2%	39.7%	37.9%	36.4%
Overall generic dispensing rate	71.0%	67.5%	64.1%	59.7%	55.2%
Retail generic dispensing rate	72.7%	69.2%	66.0%	61.7%	57.2%
Mail-order generic dispensing rate	61.5%	57.8%	55.0%	50.0%	44.8%

Notes to Selected Financial Data:

(1)	The consolidated data for 2010 includes the operating results of United BioSource Corporation (“UBC”) commencing on the September 16, 2010 acquisition date.

(2)	The consolidated data for 2008 includes the operating results of Europa Apotheek Venlo B.V. (“Europa Apotheek”) commencing on the April 28, 2008 acquisition date, and for the subsequent periods.

(3)	The consolidated data for 2007 includes the operating results of PolyMedica Corporation (“PolyMedica”) and Critical Care Systems, Inc. (“Critical Care”) commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent periods.

(4)	The consolidated data for 2006 includes a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006, with a $99.9 million after-tax effect, or $0.17 per diluted share on a split-adjusted basis (see note (6) below).

(5)	Includes retail co-payments of $9,241 million for 2010, $8,661 million for 2009, $7,666 million for 2008, $7,553 million for 2007, and $7,394 million for 2006.

(6)	Common share and per share amounts have been retrospectively adjusted for the two-for-one stock split, which became effective on January 24, 2008. See Note 1, “Background and Basis of Presentation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(7)	Calculated as current assets less current liabilities.

(8)	EBITDA consists of earnings before interest income/expense, taxes, depreciation and amortization. We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data, as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of reported net income, are significant components of the consolidated statements of income and must be considered in performing a comprehensive assessment of overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the 2006 EBITDA excluding the legal settlements charge recorded in the first quarter, as the charge is not considered an indicator of ongoing company performance.

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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	December 25,	December 26,		December 27,		December 29,	December 30,
For Fiscal Years Ended	2010(a)	2009		2008(b)		2007(c)	2006

Net income	$1,427.3	$1,280.3		$1,102.9		$912.0	$630.2
Add:
Interest expense	172.5	172.5		233.7		134.2	95.8
Interest (income) and other (income) expense, net	(9.4)	(9.9)		(6.2	)(d)	(34.4)	(29.9)
Provision for income taxes	906.9	823.0	(e)	687.9	(e)	591.3	381.6	(e)
Depreciation expense	189.5	179.0		157.7		168.9	173.6
Amortization expense	287.4	305.6		285.1		228.1	218.5

EBITDA	$2,974.2	$2,750.5		$2,461.1		$2,000.1	$1,469.8
Adjustment for the 2006 legal settlements charge	—	—		—		—	162.6	(f)

EBITDA, excluding the 2006 legal settlements charge	$2,974.2	$2,750.5		$2,461.1		$2,000.1	$1,632.4

Adjusted prescriptions(g)	957.0	898.8		795.9		748.3	729.9

EBITDA per adjusted prescription	$3.11	$3.06		$3.09		$2.67	$2.01

EBITDA per adjusted prescription, excluding the 2006 legal settlements charge	$3.11	$3.06		$3.09		$2.67	$2.24

	(a)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

	(b)	Includes Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent periods.

	(c)	Includes PolyMedica’s and Critical Care’s operating results commencing on the October 31, 2007 and November 14, 2007 acquisition dates, respectively, and for the subsequent periods.

	(d)	Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes. See Note 8, “Debt,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

	(e)	2009, 2008, and 2006 include tax benefits of $22 million, $28 million, and $20 million, respectively. See Note 10, “Taxes on Income,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

	(f)	Represents a pre-tax legal settlements charge of $162.6 million recorded in the first quarter of 2006. See note (4) to Selected Financial Data above.

	(g)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(9)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As we noted earlier on page 3 of this Annual Report on Form 10-K, this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” (along with other sections of this Annual Report), may contain forward-looking statements. Any such forward-looking statements are not historical facts but rather are based on management’s current expectations, estimates, assumptions and projections about the business and future financial results of the PBM and specialty pharmacy industries, and other legal, regulatory and economic developments. Forward-looking statements include, among other things, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements.
Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Annual Report on Form 10-K, except as required by law.
The risk factors discussed in Part I, Item 1A, “Risk Factors,” and other risks identified in this Annual Report on Form 10-K could cause our actual results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
Overview
We are a leading healthcare company that is pioneering the world’s most advanced pharmacy® and our clinical research and innovations are part of Medco making medicine smarter™ for more than 65 million members. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by Medicare Part D Prescription Drug Plans. In 2010, Medco’s national Medicare Part D Prescription Drug Plan (“PDP”) received the first and only five star rating from the Centers for Medicare & Medicaid Services (“CMS”). Our unique Medco Therapeutic Resource Centers®, which conduct therapy management programs using Medco Specialist Pharmacists who have expertise in the medications used to treat certain chronic conditions, combined with Medco’s personalized medicine capabilities through the Medco Research Institute™ and genomics counseling services, as well as Accredo Health Group, Medco’s Specialty Pharmacy, represent innovative models for the care of patients with chronic and complex conditions. Additionally, Medco now has capabilities and expertise in post-approval safety and economics outcomes research such as Risk Evaluation and Mitigation Strategies for biotechnology and other pharmaceutical drugs through our newly acquired subsidiary, United BioSource Corporation (“UBC”).
Our business model requires collaboration with payors, retail pharmacies, physicians, pharmaceutical manufacturers, CMS for Medicare, and, particularly in Specialty Pharmacy, collaboration with other third-party payors such as health insurers, and state Medicaid agencies. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group, which we believe is the nation’s largest specialty pharmacy based on reported revenues. We also provide a suite of diabetes care supplies and services under our Liberty brand.

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
Our fiscal years end on the last Saturday in December. Fiscal years 2010, 2009 and 2008 each are comprised of 52 weeks. Unless otherwise stated, references to years in the consolidated financial statements relate to fiscal years.
When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order,” we mean inventory dispensed through Medco’s mail-order pharmacy operations.
Recent Acquisitions and Joint Ventures
In 2008, our capabilities were extended abroad when we acquired Europa Apotheek Venlo B.V. (“Europa Apotheek”), which primarily provides mail-order pharmacy services in Germany. See Note 3, “Acquisitions of Businesses and Joint Ventures,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. Medco advanced its European healthcare initiatives further in 2009 through a joint venture with United Drug plc, a pan-European healthcare leader, to provide home-based pharmacy care services in the United Kingdom for patients covered by the country’s National Health Service. Also in 2009, we developed and brought to the market a national centralized drug utilization review system in Sweden through a partnership with Apoteket, Sweden’s largest pharmacy chain. Additionally, we reinforced our commitment to advancing the science of personalized medicine through our January 2010 acquisition of DNA Direct, Inc. (“DNA Direct”), a leader in providing guidance and decision support for genomic medicine to patients, providers, payors and employees. Additionally, we extended our core capabilities in data analytics and research with the September 2010 acquisition of UBC. UBC is a leader in serving life sciences industry clients and is focused on developing scientific evidence to guide the safe, effective and affordable use of medicines. UBC has the capability to conduct post-approval research in strategic locations worldwide, including North America, Europe and Asia.

On September 10, 2010, Medco and Celesio AG (“Celesio”), a company based in Germany and one of the leading service providers within the European pharmaceutical and healthcare markets, formed a joint venture with a long-term goal of improving patient health and helping to relieve the significant financial burden on healthcare payors across Europe. Headquartered in the Netherlands, the 50/50 joint venture, Medco Celesio B.V., combines Medco’s and Celesio’s strengths in pharmacy-driven clinical care. Medco Celesio B.V. will target patients with chronic or complex conditions, such as diabetes, asthma, high cholesterol and heart disease. It will concentrate on delivering technology-enabled advanced clinical solutions designed to improve patient adherence, integrate care across multiple providers, enhance safety and deliver greater value across European healthcare systems.
In conjunction with the Medco Celesio B.V. joint venture, Medco will contribute to Medco Celesio B.V. its wholly-owned subsidiary, Europa Apotheek. As of December 25, 2010, approximately 40% of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to Medco Celesio B.V., expected in the first quarter of fiscal 2011, and based on the foreign currency translation at that time, this unrecognized balance will be recognized in our results of operations. In addition, our investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be recognized in our results of operations.
Key Indicators Reviewed By Management
Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail-order volumes and revenue; adjusted prescription volume; generic dispensing rate and generic volumes, particularly for mail order; service revenue; gross margin percentage; cash flow from operations; return on invested capital; diluted earnings per share; Specialty Pharmacy segment revenue and operating income; diluted earnings per share, excluding spin-off intangible amortization; diluted earnings per share, excluding all intangible amortization; Earnings Before Interest Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—EBITDA” further below for a definition and calculation of EBITDA and EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance.
2010 Financial Performance Summary
Our diluted earnings per share increased 21.1% to $3.16 and net income increased 11.5% to $1,427.3 million for 2010, compared to $2.61 per share and $1,280.3 million, respectively, for 2009. Excluding the amortization of intangible assets that existed when Medco became a publicly traded company in 2003, our 2010 diluted earnings per share increased 20.1% to $3.40, and excluding all amortization of intangible assets, our 2010 diluted earnings per share increased 19.1% to $3.55. These increases primarily reflect higher generic dispensing rates and mail-order generic volumes, a decrease in the diluted weighted average shares outstanding, increased service margin, favorable retail pharmacy reimbursement rates, and growth in the Specialty Pharmacy business. These are partially offset by the effect of client renewal pricing, as well as increased selling, general and administrative (“SG&A”) expenses. For the year ended December 25, 2010, we generated cash flow from operations of $2,344.7 million and had cash and cash equivalents of $853.4 million on our consolidated balance sheet at December 25, 2010.
The diluted weighted average shares outstanding were 451.8 million for 2010 compared to 490.0 million for 2009, representing a decrease of 7.8% resulting primarily from our share repurchase programs.

Our total net revenues increased 10.3% to $65,968.3 million in 2010. Product net revenues increased 10.1% to $64,889.4 million, which reflects higher retail and mail-order prescription volume driven by new business, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts. Additionally, our service revenues increased 28.0% to $1,078.9 million in 2010, reflecting higher client and other service revenues primarily driven by higher revenues associated with Medicare Part D-related product offerings, increased revenues from formulary management fees and clinical programs, as well as increased claims processing administrative fees. Also included in the higher service revenues are manufacturer service revenue increases primarily reflecting the contributions from UBC, which was acquired in September 2010.
The total adjusted prescription volume, which adjusts mail-order prescription volume for the difference in days supply between mail order and retail, increased 6.5% to 957.0 million for 2010, and reflects higher mail-order and retail volumes attributed to new clients. The increase in mail-order prescription volume for 2010 was driven by an increase in generic volumes, as brand-name volumes were lower than 2009. The adjusted mail-order penetration rate was 34.1% for 2010 compared to 34.2% for 2009.
Our overall generic dispensing rate increased to 71.0% in 2010 from 67.5% in 2009, reflecting the impact of the introduction of new generic products since 2009, heightened use of previously released generics, and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in reductions to net revenues of approximately $3,675 million for 2010.
Our overall gross margin percentage decreased slightly to 6.6% in 2010 from 6.7% in 2009, primarily reflecting higher retail volumes and a lower Specialty Pharmacy gross margin percentage due to product, channel and new client mix, as well as the effect of client renewal pricing. The gross margin percentage declines were partially offset by increased generic dispensing rates and mail-order generic volumes, as well as favorable retail pharmacy reimbursement rates and a higher mix of higher margin service revenues.
SG&A expenses of $1,550.4 million for 2010 increased by $94.9 million, or 6.5%, from 2009, primarily reflecting UBC SG&A expenses and the associated third-quarter 2010 acquisition closing expenses, and higher professional fees and technology-related expenses associated with strategic initiatives, as well as higher stock-based compensation and depreciation expenses.
Amortization of intangible assets of $287.4 million for 2010 decreased $18.2 million from 2009, primarily reflecting lower amortization of PolyMedica Corporation (“PolyMedica”) customer relationships, as well as lower Specialty Pharmacy intangible amortization, partially offset by increases resulting from the acquisitions of UBC and DNA Direct.
Interest expense of $172.5 million for 2010 was consistent with 2009, reflecting higher expense as a result of increased borrowings from our September 2010 senior notes issuance associated with the acquisition of UBC, offset by lower interest rates on the floating rate components of outstanding debt.
Interest (income) and other (income) expense, net, of ($9.4) million for 2010 decreased $0.5 million from ($9.9) million for 2009, primarily reflecting decreased interest income driven by lower interest rates earned on lower average operating cash balances, and our joint venture activity, partially offset by foreign currency favorability.
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 38.9% for 2010 compared to 39.1% for 2009, reflecting lower state income taxes and increased 2010 statute of limitations expirations, partially offset by a fourth-quarter 2009 income tax benefit of $22 million.

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
In addition, our product net revenues include premiums associated with our Medicare Part D Prescription Drug Plan (“PDP”) risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Our two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide two Medicare drug benefit plan options for beneficiaries, including a “standard Part D” benefit plan as mandated by statute, and a benefit plan with enhanced coverage that exceeds the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.
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
In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Premium revenues for our PDP products, which exclude member cost share, were $687 million, or 1% of total net revenues, in 2010, $543 million, or less than 1% of total net revenues, in 2009, and $317 million, or less than 1% of total net revenues, in 2008.

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
Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare PDP product offerings and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,550 for coverage year 2010, $4,350 for coverage year 2009, and $4,050 for coverage year 2008. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consists principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.
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

Interest expense is incurred on our senior unsecured bank credit facilities, accounts receivable financing facility and other short-term debt, and our senior notes, and includes net interest on our interest rate swap agreements on $200 million of the $500 million of 7.25% senior notes due 2013. In addition, it includes amortization of the effective portion of our settled forward-starting interest rate swap agreements and amortization of debt issuance costs.
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
Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Income taxes receivable represents amounts due from the IRS and state and local taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. The federal portion was received in the first quarter of 2010 and the majority of the state portion was received by fiscal year-end 2010. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets for the PBM segment are comprised primarily of the goodwill and intangibles that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003, and, to a significantly lesser extent, goodwill and intangibles recorded upon our acquisitions subsequent to 2003. Goodwill and intangible assets for the Specialty Pharmacy segment include goodwill and intangible assets recorded primarily from our acquisition of Accredo Health, Incorporated (“Accredo”) in 2005.

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

Ongoing investing cash flows are primarily associated with capital expenditures, including technology investments, as well as purchases of securities and other assets, and proceeds from the sale of securities and other investments, which primarily relate to investment activities of our insurance companies. Acquisitions will also generally result in cash outflows from investing activities. Ongoing financing cash flows primarily include share repurchases, proceeds from employee stock plans, and the benefits of realized tax deductions in excess of tax benefits on compensation expense.
Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; health plans; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For fiscal years 2010, 2009 and 2008, our ten largest clients based on revenue accounted for approximately 47%, 49% and 45% of our net revenues, respectively, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $11,000 million, or 17%, $11,300 million, or 19%, and $11,000 million, or 21%, of our net revenues, respectively. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for fiscal years 2010, 2009 and 2008, respectively. Under our current agreement with UnitedHealth Group, we are providing pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in 2010, 2009 or 2008.
Segment Discussion
We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies, as well as diabetes testing supplies and related products to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. It is expected that Europa Apotheek will be contributed to a recently formed joint venture, Medco Celesio B.V., in the first quarter of fiscal 2011. Commencing on the September 16, 2010 acquisition date, the PBM segment also includes the operating results of UBC, which extends our core capabilities in data analytics and research.
The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of primarily complex and potentially life-threatening diseases, including specialty infusion services. We define the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are usually high-cost, developed by biotechnology companies and often injectable or infusible, and may require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging, and a higher degree of patient-oriented customer service, including in-home nursing services and administration. Specialty pharmacy products and services are often covered through client PBM contracts. Specialty pharmacy products and services are also covered through medical benefit programs with the primary payors being insurance companies and government programs, and patients for amounts due for co-payments and deductibles.
The PBM segment is measured and managed on an integrated basis, and there is no distinct measurement that separates the performance and profitability of mail order and retail. We offer fully integrated PBM services to virtually all of our PBM clients and their members. The PBM services we provide to our clients are generally delivered and managed under a single contract for each client. The PBM and Specialty Pharmacy segments primarily operate in the United States and have relatively small activities in Puerto Rico, Germany and the United Kingdom. Additionally, UBC has the capability to conduct post-approval research in strategic locations worldwide, including North America, Europe and Asia.

As a result of the nature of our integrated PBM services and contracts, the chief operating decision maker views Medco’s PBM operations as a single segment for purposes of making decisions about resource allocations and in assessing performance.
For segment financial information, see “—Segment Results of Operations” below and Note 13, “Segment and Geographic Data,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Consolidated Results of Operations
The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	December 25,			December 26,			December 27,
For Fiscal Years Ended	2010(1)	Variance		2009	Variance		2008(2)
Net Revenues
Retail product(3)	$40,209.3	$3,612.9	9.9%	$36,596.4	$7,982.9	27.9%	$28,613.5
Mail-order product	24,680.1	2,315.1	10.4%	22,365.0	402.3	1.8%	21,962.7

Total product(3)	$64,889.4	$5,928.0	10.1%	$58,961.4	$8,385.2	16.6%	$50,576.2

Client and other service	823.3	138.3	20.2%	685.0	182.8	36.4%	502.2
Manufacturer service	255.6	97.8	62.0%	157.8	(21.8)	(12.1)%	179.6

Total service	$1,078.9	$236.1	28.0%	$842.8	$161.0	23.6%	$681.8

Total net revenues(3)	$65,968.3	$6,164.1	10.3%	$59,804.2	$8,546.2	16.7%	$51,258.0

Cost of Revenues
Product(3)	$61,302.4	$5,779.3	10.4%	$55,523.1	$8,214.9	17.4%	$47,308.2
Service	330.8	76.7	30.2%	254.1	32.7	14.8%	221.4

Total cost of revenues(3)	$61,633.2	$5,856.0	10.5%	$55,777.2	$8,247.6	17.4%	$47,529.6

Gross Margin(4)
Product	$3,587.0	$148.7	4.3%	$3,438.3	$170.3	5.2%	$3,268.0
Product gross margin percentage	5.5%	(0.3)%		5.8%	(0.7)%		6.5%
Service	$748.1	$159.4	27.1%	$588.7	$128.3	27.9%	$460.4
Service gross margin percentage	69.3%	(0.6)%		69.9%	2.4%		67.5%
Total gross margin	$4,335.1	$308.1	7.7%	$4,027.0	$298.6	8.0%	$3,728.4

Gross margin percentage	6.6%	(0.1)%		6.7%	(0.6)%		7.3%

Volume Information
Generic mail-order prescriptions	67.6	8.0	13.4%	59.6	1.4	2.4%	58.2
Brand mail-order prescriptions	42.2	(1.3)	(3.0)%	43.5	(4.1)	(8.6)%	47.6

Total mail-order prescriptions	109.8	6.7	6.5%	103.1	(2.7)	(2.6)%	105.8
Retail prescriptions	630.3	38.9	6.6%	591.4	111.2	23.2%	480.2

Total prescriptions	740.1	45.6	6.6%	694.5	108.5	18.5%	586.0

Adjusted prescriptions(5)	957.0	58.2	6.5%	898.8	102.9	12.9%	795.9
Adjusted mail-order penetration(6)	34.1%	(0.1)%		34.2%	(5.5)%		39.7%

Generic Dispensing Rate Information
Retail generic dispensing rate	72.7%	3.5%		69.2%	3.2%		66.0%
Mail-order generic dispensing rate	61.5%	3.7%		57.8%	2.8%		55.0%
Overall generic dispensing rate	71.0%	3.5%		67.5%	3.4%		64.1%

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent periods.

(3)	Includes retail co-payments of $9,241 million for 2010, $8,661 million for 2009, and $7,666 million for 2008.

(4)	Represents total net revenues minus total cost of revenues.

(5)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(6)	Represents the percentage of adjusted mail-order prescriptions to total adjusted prescriptions.
Net Revenues
Retail. The increase in retail net revenues of $3,613 million for 2010 reflects net volume increases of $2,408 million primarily from new business. Also contributing to the higher retail net revenues were net price increases of $1,205 million for 2010 driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $2,455 million from a greater representation of lower-priced generic drugs in 2010.
The increase in retail net revenues of $7,983 million for 2009 reflects net volume increases of $6,627 million primarily from new business, partially offset by client terminations. Also contributing to the higher retail net revenues are net price increases of $1,356 million for 2009 driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $1,585 million from a greater representation of lower-priced generic drugs in 2009.
Mail-Order. The increase in mail-order net revenues of $2,315 million for 2010 reflects net volume increases of $1,521 million driven by higher generic volumes. The volumes of lower-priced generic drugs were higher than 2009; however, the higher-priced brand-name volumes were lower, in part as a result of the economy and plan designs and member financial incentives encouraging the use of generics. Also contributing to the mail-order net revenue increases are net price increases of $794 million for 2010 driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $1,220 million from a greater representation of lower-priced generic drugs in 2010.
The increase in mail-order net revenues of $402 million for 2009 reflects net price increases of $923 million driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. These increases were partially offset by net volume decreases of $521 million from lower brand-name volumes, and are net of new business and incremental volume from the Europa Apotheek acquisition and higher generic volumes. The higher-priced brand-name volumes were lower; however the volumes of lower-priced generic drugs were higher reflecting the aforementioned 2010 factors. The aforementioned net price variance includes the offsetting effect of approximately $845 million from a greater representation of lower-priced generic drugs in 2009.
Our overall generic dispensing rate increased to 71.0% for 2010, compared to 67.5% for 2009 and 64.1% for 2008. Mail-order generic dispensing rates increased to 61.5% for 2010, compared to 57.8% for 2009 and 55.0% for 2008. Retail generic dispensing rates increased to 72.7% for 2010, compared to 69.2% for 2009 and 66.0% for 2008. These increases reflect the impact of the introduction of new generic products during these periods, and the effect of programs and client plan design changes promoting the use of lower-priced and more steeply discounted generics.
Service revenues increased $236.1 million for 2010 as a result of higher client and other service revenues of $138.3 million and higher manufacturer service revenues of $97.8 million. The higher client and other service revenues primarily reflect higher revenues associated with Medicare Part D-related product offerings and increased revenues from formulary management fees and clinical programs, as well as higher claims processing administrative fees. The higher manufacturer service revenues primarily reflect service revenue contributions from UBC and increased Specialty Pharmacy performance-oriented fees, partially offset by reduced administrative fees from manufacturer contract revisions.

Service revenues increased $161.0 million in 2009 as a result of higher client and other service revenues of $182.8 million, partially offset by lower manufacturer service revenues of $21.8 million. The higher client and other service revenues primarily reflect higher claims processing administrative fees, and higher revenue associated with Medicare Part D-related product offerings, as well as increased revenues from formulary management fees and clinical programs. The lower manufacturer service revenues reflect reduced administrative fees from manufacturer contract revisions.
Gross Margin
Our overall gross margin percentage decreased slightly to 6.6% in 2010 from 6.7% in 2009. Our product gross margin percentage was 5.5% for 2010 compared to 5.8% for 2009, primarily reflecting higher retail volumes and a lower Specialty Pharmacy gross margin percentage due to product, channel and new client mix, as well as the effect of client renewal pricing. The gross margin percentage declines were partially offset by increased generic dispensing rates and mail-order generic volumes, as well as favorable retail pharmacy reimbursement rates. Our overall gross margin also benefited from a higher mix of higher margin service revenues. Service gross margin of $748.1 million or 69.3% for 2010 increased $159.4 million, compared to $588.7 million or 69.9% for 2009, reflecting the aforementioned increase in service revenues of $236.1 million, partially offset by an increase in cost of service revenues of $76.7 million. The cost of service revenue increases primarily reflect UBC costs, as well as higher labor and other costs associated with Medicare Part D programs.
Our overall gross margin percentage was 6.7% for 2009 compared to 7.3% for 2008. Our product gross margin percentage was 5.8% for 2009 compared to 6.5% for 2008, primarily reflecting higher retail volumes and overall higher retail mix in our prescription base. The gross margin percentage was favorably impacted by increased generic dispensing rates, and retail pharmacy reimbursement rates, partially offset by higher client price discounts associated with new clients and renewals of existing clients, and lower rebate retention. Our overall gross margin also benefited from a higher mix of higher margin service revenues. Service gross margin of $588.7 million or 69.9% for 2009 increased $128.3 million compared to $460.4 million or 67.5% for 2008, reflecting the aforementioned increase in service revenues of $161.0 million, partially offset by an increase in cost of service revenues of $32.7 million. The cost of service revenue increase reflects higher labor and other costs associated with formulary management fees, Medicare Part D and other client programs.
Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $5,806 million in 2010, $5,372 million in 2009 and $4,447 million in 2008, with formulary rebates representing 85.3%, 78.7% and 54.7% of total rebates, respectively. The overall increases in rebates reflect volume from new clients and favorable pharmaceutical manufacturer rebate contract revisions, as well as improved formulary management and patient compliance, partially offset by brand-name drug volumes that have converted to generic drugs. The increases in the formulary rebate percentages of total rebates reflect the composition of new client business and manufacturer contract revisions. We retained approximately $724 million, or 12.5%, of total rebates in 2010, $734 million, or 13.7%, in 2009, and $806 million, or 18.1%, in 2008. The decreases in the retained rebate percentages are reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.

The following table presents additional selected comparative results of operations ($ in millions):

	December 25,			December 26,			December 27,
For Fiscal Years Ended	2010(1)	Variance		2009	Variance		2008(2)

Gross margin(3)	$4,335.1	$308.1	7.7%	$4,027.0	$298.6	8.0%	$3,728.4
Selling, general and administrative expenses	1,550.4	94.9	6.5%	1,455.5	30.5	2.1%	1,425.0
Amortization of intangibles	287.4	(18.2)	(6.0)%	305.6	20.5	7.2%	285.1
Interest expense	172.5	—	—	172.5	(61.2)	(26.2)%	233.7
Interest (income) and other (income) expense, net	(9.4)	0.5	(5.1)%	(9.9)	(3.7)	59.7%	(6.2)

Income before provision for income taxes	2,334.2	230.9	11.0%	2,103.3	312.5	17.5%	1,790.8
Provision for income taxes	906.9	83.9	10.2%	823.0	135.1	19.6%	687.9

Net income	$1,427.3	$147.0	11.5%	$1,280.3	$177.4	16.1%	$1,102.9

Diluted weighted average shares outstanding	451.8	(38.2)	(7.8)%	490.0	(28.6)	(5.5)%	518.6

Diluted earnings per share	$3.16	$0.55	21.1%	$2.61	$0.48	22.5%	$2.13

Adjustment for the amortization of spin-off intangible assets(4)	$0.24	$0.02	9.1%	$0.22	$0.02	10.0%	$0.20

Diluted earnings per share, excluding spin-off intangible amortization	$3.40	$0.57	20.1%	$2.83	$0.50	21.5%	$2.33

Adjustment for the remaining amortization of intangible assets(5)	$0.15	$—	—	$0.15	$0.02	15.4%	$0.13

Diluted earnings per share, excluding all intangible amortization	$3.55	$0.57	19.1%	$2.98	$0.52	21.1%	$2.46

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent periods.

(3)	Represents total net revenues minus total cost of revenues.

(4)	This adjustment represents the per-share effect of the intangible amortization from the 2003 spin-off, when Medco became a publicly traded company.

(5)	This adjustment represents the per-share effect of the remaining intangible amortization.
Selling, General and Administrative Expenses
SG&A expenses for 2010 were $1,550.4 million and increased from 2009 by $94.9 million, or 6.5%, primarily reflecting UBC SG&A expenses and the associated third-quarter 2010 acquisition closing expenses, and higher professional fees and technology-related expenses associated with strategic initiatives, as well as higher stock-based compensation and depreciation expenses.
SG&A expenses for 2009 were $1,455.5 million and increased from 2008 by $30.5 million, or 2.1%, primarily reflecting higher performance-related and stock-based compensation expenses, as well as higher depreciation expense. Also contributing to the increase is the addition of Europa Apotheek SG&A expenses, partially offset by miscellaneous expense decreases, including litigation reserves.
Amortization of Intangibles
Amortization of intangible assets of $287.4 million for 2010 decreased $18.2 million from 2009, primarily reflecting lower amortization of PolyMedica customer relationships, as well as lower Specialty Pharmacy intangible amortization, partially offset by increases resulting from the acquisitions of UBC and DNA Direct.

Amortization of intangible assets of $305.6 million for 2009 increased $20.5 million from 2008, reflecting additional intangible amortization from PolyMedica associated with patient list acquisitions and the Liberty trade name, as well as increased intangible amortization as a result of the April 28, 2008 acquisition of Europa Apotheek.
Interest Expense
Interest expense of $172.5 million for 2010 was consistent with 2009, reflecting higher expense as a result of increased borrowings from our September 2010 senior notes issuance associated with the acquisition of UBC, offset by lower interest rates on the floating rate components of outstanding debt.
Interest expense of $172.5 million for 2009 decreased $61.2 million from 2008, primarily reflecting lower interest rates on the floating rate components of outstanding debt. Additionally, total debt was reduced as there were repayments on the accounts receivable financing facility of $600 million during the latter half of 2009.
The weighted average annual interest rate on our indebtedness was consistent at approximately 3.9% for 2010 compared to 3.8% for 2009, and reflects a higher mix of fixed rate compared with variable rate outstanding debt, partially offset by lower interest rates on the floating rate components of outstanding debt. The weighted average annual interest rate on our indebtedness was approximately 3.8% for 2009 compared to 5.1% for 2008, reflecting variability in floating interest rates on the senior unsecured bank credit facilities, swap agreements and the accounts receivable financing facility.
Interest (Income) and Other (Income) Expense, Net
Interest (income) and other (income) expense, net, of ($9.4) million for 2010 decreased $0.5 million from ($9.9) million for 2009, primarily reflecting decreased interest income driven by lower interest rates earned on lower average operating cash balances, and our joint venture activity, partially offset by foreign currency favorability.
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
Provision for Income Taxes
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 38.9% for 2010 compared to 39.1% for 2009, reflecting lower state income taxes and increased 2010 statute of limitations expirations, partially offset by a fourth-quarter 2009 income tax benefit of $22 million.
Our effective tax rate was 39.1% for 2009 compared to 38.4% for 2008. The lower effective tax rate in 2008 reflects a third-quarter 2008 net state income tax benefit of $28 million, resulting primarily from statute of limitations expirations in certain states, partially offset by state tax law changes. This was partially offset by a fourth-quarter 2009 income tax benefit of $22 million, primarily reflecting state-related tax items.
Net Income and Earnings per Share
Net income as a percentage of net revenues was consistent at 2.2% in 2010, 2.1% in 2009, and 2.2% in 2008.

Diluted earnings per share increased 21.1% to $3.16 for 2010, from $2.61 per share for 2009. Excluding the amortization of intangible assets that existed when Medco became a publicly traded company in 2003, our 2010 diluted earnings per share increased 20.1% to $3.40, compared to $2.83 per share in 2009. Excluding all amortization of intangible assets, our 2010 diluted earnings per share increased 19.1% to $3.55, compared to $2.98 per share in 2009. This measure is being changed to exclude all intangible amortization expense to make it easier for readers of the financial statements to reconcile to GAAP EPS and to enhance comparability in non-GAAP reporting with our industry peers. The diluted earnings per share increases reflect the aforementioned consolidated results of operations trending factors.
Diluted earnings per share increased 22.5% to $2.61 for 2009, from $2.13 for 2008. Excluding the amortization of intangible assets that existed when Medco became a publicly traded company in 2003, our 2009 diluted earnings per share increased 21.5% to $2.83, compared to $2.33 per share in 2008. Excluding all amortization of intangible assets, our 2009 diluted earnings per share increased 21.1% to $2.98, compared to $2.46 per share in 2008. The diluted earnings per share increases reflect the aforementioned consolidated results of operations trending factors.
The diluted weighted average shares outstanding were 451.8 million for 2010, 490.0 million for 2009, and 518.6 million for 2008. The decreases for each year result from the repurchase of approximately 256.2 million shares of stock in connection with our share repurchase programs since inception in 2005 through the end of 2010, compared to equivalent amounts of 186.3 million and 159.0 million shares repurchased inception-to-date through the ends of 2009 and 2008, respectively. There were approximately 69.9 million shares repurchased in 2010, compared to 27.3 million in 2009 and 47.6 million in 2008.
Segment Results of Operations
PBM Segment
The PBM segment primarily involves sales of traditional prescription drugs and supplies, as well as diabetes testing supplies and related products to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	December 25,			December 26,			December 27,
For Fiscal Years Ended	2010(1)	Variance		2009	Variance		2008(2)

Product net revenues	$53,643.3	$4,117.1	8.3%	$49,526.2	$6,847.7	16.0%	$42,678.5
Service revenues	975.7	225.2	30.0%	750.5	145.2	24.0%	605.3

Total net revenues	54,619.0	4,342.3	8.6%	50,276.7	6,992.9	16.2%	43,283.8
Total cost of revenues	51,060.1	4,108.6	8.8%	46,951.5	6,765.3	16.8%	40,186.2

Total gross margin(3)	$3,558.9	$233.7	7.0%	$3,325.2	$227.6	7.3%	$3,097.6
Gross margin percentage	6.5%	(0.1)%		6.6%	(0.6)%		7.2%

Selling, general and administrative expenses	1,255.1	96.8	8.4%	1,158.3	38.3	3.4%	1,120.0
Amortization of intangibles	244.7	(13.4)	(5.2)%	258.1	17.6	7.3%	240.5

Operating income	$2,059.1	$150.3	7.9%	$1,908.8	$171.7	9.9%	$1,737.1

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent periods.

(3)	Represents total net revenues minus total cost of revenues.
PBM total net revenues of $54,619.0 million for 2010 increased $4,342.3 million compared to the revenues of $50,276.7 million for 2009. PBM total net revenues of $50,276.7 million for 2009 increased $6,992.9 million compared to the revenues of $43,283.8 million for 2008. The increases primarily reflect higher mail-order generic and retail volume driven by new business, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts.

Gross margin was 6.5% of net revenues for 2010 compared to 6.6% for 2009, primarily reflecting higher retail volumes, and the effect of client renewal pricing. The gross margin percentage declines were partially offset by increased generic dispensing rates and mail-order generic volumes, as well as favorable retail pharmacy reimbursement rates and a higher mix of higher margin service revenue. Gross margin was 6.6% of net revenues for 2009 compared to 7.2% for 2008, primarily driven by a higher mix of retail prescriptions. In addition, the gross margin percentage was favorably impacted by increased generic dispensing rates and favorable retail pharmacy reimbursement rates, partially offset by higher client price discounts and lower rebate retention.
SG&A expenses for 2010 were $1,255.1 million, and increased from 2009 by $96.8 million. The increase primarily reflects UBC SG&A expenses and the associated third-quarter 2010 acquisition closing expenses, and higher professional fees and technology-related expenses associated with strategic initiatives. SG&A expenses for 2009 were $1,158.3 million, and increased from 2008 by $38.3 million. The increase primarily reflects higher performance-related and stock-based compensation expenses, as well as higher depreciation expense. Also contributing to the increase is the addition of Europa Apotheek SG&A expenses, partially offset by miscellaneous expense decreases, including litigation reserves.
Amortization of intangible assets was $244.7 million for 2010, compared to $258.1 million for 2009. The decrease primarily reflects lower intangible amortization from PolyMedica, partially offset by increases resulting from the acquisitions of UBC and DNA Direct. Amortization of intangible assets was $258.1 million for 2009, compared to $240.5 million for 2008. The increase reflects additional intangible amortization from PolyMedica associated with patient list acquisitions and the Liberty trade name, as well as increased intangible amortization as a result of the April 28, 2008 acquisition of Europa Apotheek.
Operating income of $2,059.1 million for 2010 increased $150.3 million, or 7.9%, compared to 2009. Operating income of $1,908.8 million for 2009 increased $171.7 million, or 9.9%, compared to 2008. The increases in operating income resulted from the aforementioned factors.
For additional information on the PBM segment, see Note 13, “Segment and Geographic Data,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Specialty Pharmacy Segment
The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of primarily complex and potentially life-threatening diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	December 25,			December 26,			December 27,
For Fiscal Years Ended	2010	Variance		2009	Variance		2008

Product net revenues	$11,246.1	$1,810.9	19.2%	$9,435.2	$1,537.5	19.5%	$7,897.7
Service revenues	103.2	10.9	11.8%	92.3	15.8	20.7%	76.5

Total net revenues	11,349.3	1,821.8	19.1%	9,527.5	1,553.3	19.5%	7,974.2
Total cost of revenues	10,573.1	1,747.4	19.8%	8,825.7	1,482.3	20.2%	7,343.4

Total gross margin(1)	$776.2	$74.4	10.6%	$701.8	$71.0	11.3%	$630.8
Gross margin percentage	6.8%	(0.6)%		7.4%	(0.5)%		7.9%

Selling, general and administrative expenses	295.3	(1.9)	(0.6)%	297.2	(7.8)	(2.6)%	305.0
Amortization of intangibles	42.7	(4.8)	(10.1)%	47.5	2.9	6.5%	44.6

Operating income	$438.2	$81.1	22.7%	$357.1	$75.9	27.0%	$281.2

(1)	Represents total net revenues minus total cost of revenues.

Specialty Pharmacy total net revenues of $11,349.3 million for 2010 increased $1,821.8 million compared to revenues of $9,527.5 million for 2009, primarily reflecting higher prices charged by pharmaceutical manufacturers, as well as increased volume from new and existing clients. Specialty Pharmacy total net revenues of $9,527.5 million for 2009 increased $1,553.3 million compared to revenues of $7,974.2 million for 2008, primarily reflecting new clients.
Gross margin was 6.8% of net revenues for 2010 compared to 7.4% of net revenues for 2009, primarily reflecting product, channel and new-client mix. In particular, the 2010 product mix reflects significant growth in the multiple sclerosis, rheumatoid arthritis, and oncology product categories. Gross margin was 7.4% of net revenues for 2009 compared to 7.9% of net revenues for 2008, primarily reflecting channel mix from new business wins.
SG&A expenses of $295.3 million for 2010 decreased $1.9 million compared to 2009, primarily reflecting lower employee-related expenses, partially offset by higher professional fees. SG&A expenses of $297.2 million for 2009 decreased $7.8 million compared to 2008, primarily reflecting lower technology, marketing and employee-related expenses. Amortization of intangible assets was $42.7 million for 2010, $47.5 million for 2009, and $44.6 million for 2008.
Operating income of $438.2 million for 2010 increased $81.1 million, or 22.7%, compared to operating income of $357.1 million for 2009. Operating income of $357.1 million for 2009 increased $75.9 million, or 27.0%, compared to operating income of $281.2 million for 2008. The increases in operating income resulted from the aforementioned factors.
See Note 13, “Segment and Geographic Data,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Liquidity and Capital Resources
Cash Flows
The following table presents selected data from our consolidated statements of cash flows ($ in millions):

	December 25,		December 26,		December 27,
For Fiscal Years Ended	2010(1)	Variance	2009	Variance	2008(2)

Net cash provided by operating activities	$2,344.7	$(1,156.7)	$3,501.4	$1,866.3	$1,635.1
Net cash used by investing activities	(1,019.5)	(714.5)	(305.0)	111.2	(416.2)
Net cash used by financing activities	(3,000.0)	(1,393.4)	(1,606.6)	(552.0)	(1,054.6)

Net (decrease) increase in cash and cash equivalents	(1,674.8)	(3,264.6)	1,589.8	1,425.5	164.3
Cash and cash equivalents at beginning of year	2,528.2	1,589.8	938.4	164.3	774.1

Cash and cash equivalents at end of year	$853.4	$(1,674.8)	$2,528.2	$1,589.8	$938.4

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent periods.
Operating Activities. Net cash provided by operating activities of $2,344.7 million for 2010 primarily reflects net income of $1,427.3 million, with non-cash adjustments for depreciation, amortization and stock-based compensation of $632.0 million. In addition, there were net cash inflows of $271.0 million from a decrease in inventories, net, reflecting continued initiatives to optimize inventory levels, $346.3 million from an increase in client rebates and guarantees payable, reflecting timing of payments, and $194.3 million from a net decrease in income taxes receivable, primarily resulting from the receipt of an IRS refund for tax years 2003 through 2005. The income taxes receivable represents amounts due from the IRS and state and local taxing authorities associated primarily with the approval of a favorable accounting method change received from the IRS in 2006 for the timing of the deductibility of certain rebates passed back to clients. These increases were partially offset by net cash outflows of $550.2 million from an increase in client accounts receivable, net, and net cash outflows of $129.7 million from an increase in manufacturer accounts receivable, net, both primarily due to business growth. Additionally, client accounts receivable, net, increased approximately $204.0 million from timing associated with a receivable from CMS for our Medicare PDP product offerings.

The $1,156.7 million decrease in net cash provided by operating activities for 2010 compared to 2009 is primarily due to our residual working capital opportunities not being as significant in 2010 as compared to 2009. This is primarily reflected in a decrease in cash flows of $300.4 million from inventories, net, and $223.1 million from manufacturer accounts receivable. Additionally, there was a decrease in cash flows of $646.1 million from claims and other accounts payable due to higher retail volumes and business growth in 2009 compared to 2010, and the timing of payments associated with our retail pharmacy claims. There were also decreased cash flows of $258.1 million from prepaid expenses and other current assets resulting from the timing of a significant prepaid client rebate, and $101.9 million from client rebates and guarantees payable. These decreases were partially offset by increased cash flows of $179.2 million from income taxes receivable due to the aforementioned IRS refund received in 2010.
Net cash provided by operating activities of $3,501.4 million for 2009 reflects net income of $1,280.3 million, with non-cash adjustments for depreciation, amortization, and stock-based compensation of $630.6 million. In addition, there were net cash inflows of $571.4 million from a decrease in inventories, net, reflecting initiatives to optimize inventory levels. Net cash flows from operating activities for 2009 includes net cash inflows of $93.4 million from a decrease in manufacturer accounts receivable, net, due to initiatives to improve working capital management, partially offset by business growth of approximately $200 million. Additionally, there were net cash inflows of $627.2 million and $448.2 million from increases in claims and other accounts payable and client rebates and guarantees payable, respectively, partially offset by net cash outflows of $515.4 million from an increase in client accounts receivable, net, all of which were primarily due to increased prescription volume associated with business growth. There were also net cash inflows of $259.6 million from a decrease in prepaid expenses and other current assets primarily due to the timing of a prepaid client rebate.
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
Investing Activities. The net cash used by investing activities of $1,019.5 million for 2010 is primarily attributable to acquisitions of businesses, net of cash acquired of $752.5 million, primarily for the acquisitions of UBC in September 2010 and DNA Direct in January 2010, and capital expenditures of $250.1 million associated with: capitalized software development in connection with client-related programs and our Medicare PDP product offerings; technology and pharmacy operations hardware investments; and the construction of our third automated dispensing pharmacy in Whitestown, Indiana. Net cash used by investing activities also includes purchases of securities and other assets of $58.4 million. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $41.5 million. The $714.5 million increase in net cash used by investing activities for 2010 compared to 2009 is primarily due to the UBC and DNA Direct acquisitions, a $45.7 million decrease in proceeds from the sale of securities and other investments, and an increase in capital expenditures of $11.3 million. These increases in net cash used by investing activities were partially offset by a $95.0 million decrease in purchases of securities and other assets, $63.0 million of which represents a diabetes patient list acquired in the first quarter of 2009.

The net cash used by investing activities of $305.0 million for 2009 is primarily attributable to capital expenditures of $238.8 million associated with: capitalized software development in connection with client-related programs and our Medicare PDP product offerings; technology and pharmacy operations hardware investments; and the construction of our third automated dispensing pharmacy in Whitestown, Indiana. In addition, we had purchases of securities and other assets of $153.4 million, $63.0 million of which represents a diabetes patient list acquired in the first quarter of 2009. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $87.2 million. The $111.2 million decrease in net cash used by investing activities for 2009 compared to 2008 is primarily due to cash paid of $126.5 million, net of cash acquired, for the acquisition of Europa Apotheek in the second quarter of 2008, a decrease in capital expenditures of $48.1 million, partially offset by the $63.0 million diabetes patient list acquisition.
Purchases of and proceeds from securities, which relate to investment activities of our insurance companies, are balanced in all years presented.
Financing Activities. The net cash used by financing activities of $3,000.0 million for 2010 primarily results from $4,124.8 million in share repurchases, repayments on long-term debt of $3,730.5 million and $550.0 million in repayments under our accounts receivable financing facility, partially offset by proceeds from long-term debt of $4,703.7 million and proceeds from our accounts receivable financing facility and other short-term debt of $557.8 million. Proceeds from long-term debt of $4,703.7 million consist of $998.7 million from our underwritten public offering of senior notes discussed below and proceeds from our revolving credit facility of $3,705.0 million. Repayments on long-term debt consist of repayments on our revolving credit facilities. The increase in net cash used by financing activities of $1,393.4 million for 2010 compared to 2009 primarily results from higher share repurchases of $2,886.3 million and lower net proceeds from employee stock plans of $52.1 million, partially offset by higher net proceeds from long-term debt of $973.2 million, including revolving credit facilities, and higher net proceeds from short-term debt of $592.0 million.
On September 10, 2010, we completed an underwritten public offering of $500 million aggregate principal amount of 5-year senior notes at a price to the public of 99.967 percent of par value, and $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.780 percent. The 5-year senior notes bear interest at a rate of 2.75% per annum, with an effective interest rate of 2.757%, and mature on September 15, 2015. The 10-year senior notes bear interest at a rate of 4.125% per annum, with an effective interest rate of 4.152%, and mature on September 15, 2020. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 20 basis points for the notes due 2015, and 25 basis points for the notes due 2020. Interest on the notes will be payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2011. We used the net proceeds from the offering for general corporate purposes, which included funding the UBC acquisition described in Note 3, “Acquisitions of Businesses and Joint Ventures,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

On March 18, 2008, we completed an underwritten public offering of $300 million aggregate principal amount of 5-year senior notes at a price to the public of 99.425 percent of par value, and $1.2 billion aggregate principal amount of 10-year senior notes at a price to the public of 98.956 percent. The 5-year senior notes bear interest at a rate of 6.125% per annum, with an effective interest rate of 6.261%, and mature on March 15, 2013. The 10-year senior notes bear interest at a rate of 7.125% per annum, with an effective interest rate of 7.274%, and mature on March 15, 2018. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 50 basis points. We pay interest on both series of senior notes semi-annually on March 15 and September 15 of each year. We used the net proceeds from the sale of these senior notes to repay borrowings under our revolving credit facility used to fund our acquisitions in the fourth quarter of 2007.
Total cash and short-term investments as of December 25, 2010 were $910.1 million, including $853.4 million in cash and cash equivalents. Total cash and short-term investments as of December 26, 2009 were $2,548.3 million, including $2,528.2 million in cash and cash equivalents. The decrease of $1,638.2 million in cash and short-term investments for 2010 primarily reflects the use of cash associated with share repurchase activity and acquisitions of businesses, partially offset by the proceeds from our issuance of senior notes and net cash inflows from operating activities.
Share Repurchase Programs
Since 2005, when we commenced our first share repurchase program, we have executed share repurchases of 256.2 million shares at a cost of $11.1 billion and at an average per-share cost of $43.18 through fiscal year-end 2010. During fiscal year 2010, we repurchased 69.9 million shares at a total cost of $4,124.8 million with an average per-share cost of $58.97 under our share repurchase programs. Under our November 2008 share repurchase program, which was completed in May 2010, we repurchased 57.5 million shares at an average per-share cost of $52.15 and at a total cost of $3 billion.
In May 2010, our Board of Directors approved a $3 billion share repurchase program (the “2010 Program”), authorizing the purchase of up to $3 billion of our common stock over a two-year period commencing May 17, 2010. During fiscal year 2010, we repurchased 44.9 million shares at a total cost of $2,563.3 million and at an average per-share cost of $57.13 under the 2010 Program.
We completed the 2010 Program in fiscal January 2011 and in February 2011, our Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of our common stock over a two-year period commencing February 24, 2011. Our current intention is to purchase approximately $2 billion of our common stock during fiscal year 2011.
The timing and extent of any repurchases depend upon market conditions, corporate requirements and other factors. We intend to fund share repurchases with our existing cash balances and operating cash flows. Our Board of Directors periodically reviews our share repurchase programs and approves the associated trading parameters.
Also see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” for more information.
Looking Forward
We believe that our current liquidity and prospects for strong cash flows from operations, including effective working capital management, assist in limiting the effects on our business from economic factors. As of December 25, 2010, we had additional committed borrowing capacity under our revolving credit facility of $993.5 million and we had additional borrowing capacity of $600 million from our 364-day accounts receivable financing facility, which is renewable annually in July at the option of both Medco and the banks, and was renewed on July 26, 2010. We have no required long-term debt payments until 2012. For 2011, we anticipate that our cash flows from operations will be approximately $2 billion.

Our December 25, 2010 cash balance decreased to $853.4 million from $2,528.2 million at December 26, 2009, primarily due to share repurchases and acquisitions of businesses, partially offset by proceeds from our issuance of senior notes and net cash inflows from operating activities. The timing and extent of any share repurchases under our share repurchase program depend upon market conditions, corporate requirements and other factors. Our current intention is to purchase approximately $2 billion of our common stock during fiscal year 2011. We intend to fund share repurchases with existing cash balances and operating cash flows. See “— Share Repurchase Programs,” above for more information. For our cash on hand, any investments we make are within approved investing guidelines and we continue to monitor ongoing events and make investment decisions accordingly.
As of December 25, 2010, approximately 40% of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to Medco Celesio B.V., expected in the first quarter of fiscal 2011, and based on the foreign currency translation at that time, this unrecognized balance will be recognized in our results of operations. In addition, our investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be recognized in our results of operations.
We anticipate that our 2011 capital expenditures, for investments in compliance with Healthcare Reform, technology initiatives, clinical advances and UBC will be approximately $325 million. We expect that capital expenditures will be funded primarily by our cash flows from operations.
We have clients in various industries, including governmental agencies. We actively monitor the status of our accounts receivable and have mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. To date, we have not experienced any significant deterioration in our client or manufacturer rebates accounts receivables.
We believe the oversight of the investments held under our pension plans is rigorous and the investment strategies are prudent. The fair value of our pension plan assets increased from $147.6 million at the end of 2009 to $189.4 million at the end of 2010 primarily resulting from employer contributions and investment gains. In January 2011, we amended our postretirement healthcare benefit plan, discontinuing the benefit for all active non-retirement eligible employees. We had previously reduced and capped the benefit through a 2003 plan amendment, the effect of which resulted in a prior service credit reflected as a component of accumulated other comprehensive loss in stockholders’ equity. The prior service credit is associated with the plan in place before we became an independent, publicly traded enterprise in 2003. The unamortized balance of the prior service credit as of December 25, 2010 was approximately $30 million pre-tax. The elimination of the postretirement healthcare benefit for all active non-retirement eligible employees will be accounted for in the first quarter of 2011 as a curtailment of the plan resulting in a one-time gain of approximately $30 million pre-tax.
In addition, we amended our cash balance pension plan, freezing the benefit for all participants effective in the first quarter of 2011. The freeze of the cash balance pension plan will coincide with an enhanced 401(k) plan company match.
Fiscal year 2011 will consist of 53 weeks.
We currently have no plans to pay cash dividends.
Financing Facilities
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

The outstanding balance under the revolving credit facility was $1.0 billion as of December 25, 2010 and December 26, 2009. There were draw-downs of $3.7 billion and repayments of $3.7 billion under the revolving credit facility during 2010. As of December 25, 2010, we had $993.5 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $6.5 million in issued letters of credit. There was no activity under the revolving credit facility during 2009. As of December 26, 2009, we had $993.0 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $7.0 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.
Accounts Receivable Financing Facility and Other Short-Term Debt
Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebates accounts receivable. During 2010, we drew down $550 million and repaid $550 million under the facility, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of December 25, 2010. During 2009, we repaid the entire $600 million outstanding balance, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of December 26, 2009. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by our credit rating. This facility is renewable annually at the option of both Medco and the banks and was renewed on July 26, 2010. Additionally, we had short-term debt of $23.6 million and $15.8 million outstanding as of December 25, 2010 and December 26, 2009, respectively, under a $23.6 million and $18.7 million short-term revolving credit facility, respectively. The weighted average annual interest rate on amounts outstanding under the short-term revolving credit facility was 1.72% and 1.58% at December 25, 2010 and December 26, 2009, respectively.
Interest Rates
The weighted average annual interest rate on our indebtedness was consistent at approximately 3.9% for 2010 compared to 3.8% for 2009, and reflects a higher mix of fixed rate compared with variable rate outstanding debt, partially offset by lower interest rates on the floating rate components of outstanding debt. The weighted average annual interest rate on our indebtedness was approximately 3.8% for 2009 compared to 5.1% for 2008, reflecting variability in floating interest rates on the senior unsecured bank credit facilities, swap agreements and the accounts receivable financing facility. Several factors could change the weighted average annual interest rate, including but not limited to, a change in our debt ratings, reference rates used under our senior unsecured bank credit facilities and accounts receivable financing facility, swap agreements and the mix of our debt.
Swap Agreements
In December 2007, we entered into forward-starting interest rate swap agreements to manage our exposure to changes in benchmark interest rates and to mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term fixed rate financing described above. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate. In March 2008, following the issuance of $300 million aggregate principal amount of 5-year senior notes and $1.2 billion aggregate principal amount of 10-year senior notes, the cash flow hedges were settled for $45.4 million and included a $9.8 million ineffective portion that was immediately expensed and recorded as an increase to interest (income) and other (income) expense, net, for the year ended December 27, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive loss as of December 25, 2010 and December 26, 2009 was $15.9 million and $18.1 million, net of tax, respectively.

In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The fair value of our obligation under our interest rate swap agreements, represented net receivables of $16.9 million and $14.0 million as of December 25, 2010 and December 26, 2009, respectively, which are reported in other noncurrent assets, with offsetting amounts reported in long-term debt, net, on our consolidated balance sheets. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
Covenants
All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at December 25, 2010 and December 26, 2009.
Debt Ratings
Medco’s debt ratings, all of which represent investment grade, reflect the following as of the filing date of this Annual Report on Form 10-K: Moody’s Investors Service, Baa3; Standard & Poor’s, BBB+; and Fitch Ratings, BBB.
Non-GAAP Measures
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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	December 25,	December 26,		December 27,
For Fiscal Years Ended	2010(1)	2009		2008(2)

Net income	$1,427.3	$1,280.3		$1,102.9
Add:
Interest expense	172.5	172.5		233.7
Interest (income) and other (income) expense, net	(9.4)	(9.9)		(6.2	)(3)
Provision for income taxes	906.9	823.0	(4)	687.9	(4)
Depreciation expense	189.5	179.0		157.7
Amortization expense	287.4	305.6		285.1

EBITDA	$2,974.2	$2,750.5		$2,461.1

Adjusted prescriptions(5)	957.0	898.8		795.9

EBITDA per adjusted prescription	$3.11	$3.06		$3.09

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent periods.

(3)	Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes. See Note 8,“Debt,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(4)	2009 and 2008 include tax benefits of $22 million and $28 million, respectively. See Note 10, “Taxes on Income,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(5)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.
For 2010 compared to 2009, EBITDA increased by 8.1%, compared to an increase in net income of 11.5%, and an increase in EBITDA per adjusted prescription of 1.6%. The lower rate of increase for EBITDA compared with net income primarily reflects the aforementioned lower intangible amortization expense, as well as a lower effective tax rate. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects higher retail volumes, which are generally less profitable than mail order, as well as client renewal pricing, partially offset by higher generic dispensing rates.
For 2009 compared to 2008, EBITDA increased by 11.8%, compared to an increase in net income of 16.1%, and a decrease in EBITDA per adjusted prescription of 1.0%. The lower rate of increase for EBITDA compared with net income primarily reflects the aforementioned lower interest expense, as well as the higher interest and other income. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects the higher retail volumes.

Diluted EPS Excluding Intangible Asset Amortization
We have historically used diluted earnings per share excluding intangible asset amortization expense from when we became a publicly-traded company in 2003 as a supplemental measure of operating performance. The excluded amortization was associated with intangible assets that had been previously pushed down to the consolidated balance sheets of Medco. This measure is being changed to exclude all intangible amortization expense to make it easier for readers of the financial statements to reconcile to GAAP EPS and to enhance comparability in non-GAAP reporting with our industry peers. The following table reconciles our reported diluted earnings per share to diluted earnings per share, excluding spin-off intangible amortization and excluding all intangible amortization, for the respective periods:

	December 25,	December 26,	December 27,
For Fiscal Years Ended	2010	2009	2008

GAAP diluted earnings per share	$3.16	$2.61	$2.13
Adjustment for the amortization of spin-off intangible assets(1)	0.24	0.22	0.20

Diluted earnings per share, excluding spin-off intangible amortization	$3.40	$2.83	$2.33
Adjustment for the remaining amortization of intangible assets(2)	0.15	0.15	0.13

Diluted earnings per share, excluding all intangible amortization	$3.55	$2.98	$2.46

(1)	This adjustment represents the per-share effect of the intangible amortization from the 2003 spin-off, when Medco became a publicly traded company.

(2)	This adjustment represents the per-share effect of the remaining intangible amortization.
Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of December 25, 2010, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

	Total	2011	2012-2013	2014-2015	Thereafter

Long-term debt obligations (1)	$5,000.0	$—	$2,800.0	$500.0	$1,700.0
Interest payments on long-term debt obligations(2)	1,037.3	189.7	326.0	235.7	285.9
Operating lease obligations(3)	231.1	62.5	100.4	46.4	21.8
Prescription drug purchase commitments(4)	415.9	415.9	—	—	—
Other(5)	132.1	84.7	45.0	2.4	—

Total	$6,816.4	$752.8	$3,271.4	$784.5	$2,007.7

(1)	Long-term debt obligations exclude $13.3 million in total unamortized discounts on our senior notes, and the fair value of interest rate swap agreements of $16.9 million on $200 million of the $500 million in 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the December 2010 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)	Represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and brand-name pharmaceutical manufacturers, the majority of which are associated with our Specialty Pharmacy business, and are either contracts for fixed amounts or contracts for fixed amounts plus a variable component. The contracts for fixed amounts include firm commitments of $326.3 million for 2011. The contracts with fixed amounts plus a variable component include firm commitments of $89.6 million for 2011, with additional commitments through 2012 that are subject to price increases or variable quantities based on patient usage or days on hand.

(5)	Consists of purchase commitments for diabetes supplies of $32.5 million, technology-related agreements of $50.8 million and advertising commitments of $2.0 million. Additionally, $46.8 million represents various purchase obligations anticipated to be fully settled by 2014, most of which are included in other noncurrent liabilities in the audited consolidated balance sheet as of December 25, 2010.
We have a remaining minimum pension funding requirement of $28.6 million under the Internal Revenue Code (“IRC”) during 2011 for the 2010 plan year.
As of December 25, 2010, we had letters of credit outstanding of approximately $7.0 million, $6.5 million of which were issued under our senior unsecured revolving credit facility primarily as collateral for the deductible portion of our workers’ compensation coverage, and $0.5 million of which were assumed upon the acquisition of UBC and are to secure compliance and performance on certain leases.

As of December 25, 2010, we have total gross liabilities for income tax contingencies of $118.8 million on our consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2015. In addition, approximately 18% of the income tax contingencies are anticipated to settle over the next twelve months.
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
Interest Rate and Foreign Exchange Risk
We have floating rate debt with our bank credit facility and accounts receivable financing facility, and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of December 25, 2010, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $5.5 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
We operate our business primarily within the United States and execute the vast majority of our transactions in U.S. dollars. However, as a result of our acquisitions of Europa Apotheek, based in the Netherlands, and UBC, with operations in Europe and Asia, and our joint ventures with United Drug plc, based in the United Kingdom, and with Medco Celesio B.V. headquartered in the Netherlands, we have become subject to foreign currency translation risk. As of December 25, 2010, approximately 40% of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to the Medco Celesio B.V. joint venture, expected in the first quarter of fiscal 2011, and based on the foreign currency translation at that time, this unrecognized balance will be recognized in our results of operations.
Use of Estimates and Critical Accounting Policies and Estimates
Use of Estimates
The preparation of consolidated financial statements requires companies to include certain amounts that are based on management’s best estimates and judgments. In preparing the consolidated financial statements, management reviewed its accounting policies and believes that these accounting policies are appropriate for a fair presentation of our financial position, results of operations and cash flows. Several of these accounting policies contain estimates, the most significant of which are discussed below. Actual results may differ from those estimates, and it is possible that future results of operations for any particular period could be materially affected by the ultimate actual results. We discuss the impact and any associated risks related to these policies on our business operations throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

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

Our product net revenues also include premiums associated with our Medicare PDP risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Our two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide two Medicare drug benefit plan options for beneficiaries, including a “standard Part D” benefit plan as mandated by statute, and a benefit plan with enhanced coverage that exceeds the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.
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
In addition to premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income. For further details, see Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Premium revenues for our PDP products, which exclude member cost share, were $687 million, or 1% of total net revenues, in 2010, $543 million, or less than 1% of total net revenues, in 2009, and $317 million, or less than 1% of total net revenues, in 2008.
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
Rebates Receivable and Payable. Rebates receivable from pharmaceutical manufacturers are earned based upon the dispensing of prescriptions at either pharmacies in our retail networks or our mail-order pharmacies, are recorded as a reduction of cost of revenues and are included in manufacturer accounts receivable, net. We accrue rebates receivable by multiplying estimated rebatable prescription drugs dispensed by the pharmacies in our retail networks, or dispensed by our mail-order pharmacies, by the contractually agreed manufacturer rebate amount, which in certain cases may be based on estimated market share data. We adjust rebates receivable estimates to actual, with the difference recorded to cost of revenues, when third-party market share data is available and final rebatable prescriptions are calculated, and rebates are billed to the manufacturer, generally 20 to 90 days subsequent to the end of the applicable quarter. Historically, the effect of adjustments resulting from the reconciliation of our estimated rebates recognized and recorded to actual amounts billed has not been material to our results of operations. Rebates payable to clients are estimated and accrued based upon the prescription drugs dispensed by the pharmacies in our retail networks or by our mail-order pharmacies. Rebates are generally settled on a quarterly basis with clients in the form of an invoice credit, check or wire after collection of rebates receivable from manufacturers, at which time rebates payable are revised to reflect amounts due.
Client Accounts Receivable, Net. Client accounts receivable, net, includes billed and estimated unbilled receivables from clients for the PBM and Specialty Pharmacy segments. Unbilled PBM receivables are primarily from clients and are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled PBM receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Client accounts receivable, net, also includes a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also includes receivables from CMS for our Medicare Part D product offerings and premiums from members. At December 25, 2010 and December 26, 2009, the CMS receivable was approximately $216.1 million and $12.1 million, respectively. A component of the PBM business includes diabetes supplies dispensed by PolyMedica with the associated receivables primarily reimbursed from government agencies and insurance companies. As a result, this component of the PBM business experiences slower accounts receivable turnover.
Allowance for Doubtful Accounts. We estimate the allowance for doubtful accounts for our PBM and Specialty Pharmacy segments based upon a variety of factors, including the age of the outstanding receivables, trends of cash collections and bad debt write-offs, recent economic factors, and our historical experience of collecting the patient co-payments and deductibles. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted. The allowance associated with the majority of our PBM segment has historically been negligible because of the contractual obligation for clients to pay outstanding accounts receivable in short duration. The allowance for our PBM segment also reflects amounts associated with member premiums for our Medicare Part D product offerings and amounts related to PolyMedica for diabetes supplies, which are primarily reimbursed by government agencies and insurance companies.

The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the PBM business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs. These payors typically have a longer processing cycle because the high dollar-value of specialty claims trigger additional documentation requirements and clinical reviews. Additionally, patient co-payments and deductibles are typically higher reflecting the higher product costs.
Income Taxes. Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. We evaluate tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements. If applicable, we recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the consolidated statement of income. Any differences between the liabilities established for the tax positions and the amounts ultimately settled are reflected in the consolidated financial statements when the respective audit is completed or when the applicable statutes of limitations have expired.
Goodwill and Intangible Assets. Goodwill primarily represents, for our PBM segment, the excess of acquisition costs over the fair value of our net assets that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003, and, to a significantly lesser extent, our acquisitions subsequent to 2003. For our Specialty Pharmacy segment, goodwill primarily reflects a portion of the excess of the purchase price we paid to acquire Accredo in 2005 over the fair value of tangible net assets acquired. Goodwill is assessed for impairment annually for each of our segment’s reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to the reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. We would be required to record an impairment charge to the extent recorded goodwill exceeds the fair value amount of goodwill resulting from this allocation. The most recent assessment for impairment of goodwill for each of the designated reporting units was performed as of September 25, 2010, and the goodwill was determined not to be impaired, and there have been no significant subsequent changes in events or circumstances.
Our intangible assets for our PBM segment primarily represent the value of Medco’s client relationships that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003 and to a lesser extent, intangible assets recorded upon our acquisitions subsequent to 2003. For our Specialty Pharmacy segment, we have intangible assets recorded primarily from our acquisition of Accredo in 2005. Our intangible assets are reviewed for impairment whenever events, such as losses of significant clients or specialty product manufacturer contracts, or when other changes in circumstances indicate the carrying amount may not be recoverable. When these events occur, we compare the carrying amount of the assets to the undiscounted pre-tax expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates that impairment exists, the amount of the impairment would be calculated using discounted expected future cash flows.
As of December 25, 2010, the weighted average useful life of intangible assets subject to amortization is 22 years in total. The weighted average useful life is approximately 22 years for the PBM intangible assets and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. We expense the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of December 25, 2010 is approximately 1.9 years. We have experienced client retention rates of approximately 99% over the past two years.
See Note 7, “Goodwill and Intangible Assets,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Pension and Other Postretirement Benefit Plans. The determination of our obligation and expense for pension and other postretirement benefits is based on management’s assumptions, which are developed with the assistance of actuaries, including an appropriate discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and healthcare costs.
We reassess our benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is determined annually and is evaluated and modified to reflect at the end of our fiscal year the prevailing market rate of a portfolio of high-quality corporate bond investments that would provide the future cash flows needed to settle benefit obligations as they come due. At December 25, 2010, the discount rate utilized was 5.10% for our pension plans, and 5.30% for our other postretirement benefit plans.
The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. The expected return on plan assets is determined by multiplying the expected long-term rate of return by the fair value of the plan assets and contributions, offset by expected return on expected benefit payments. In developing the expected rate of return, we consider long-term compounded annualized returns of historical market data, as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset class and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. As a result of this analysis, for 2011, the expected rate of return assumption will be 8.0% for our pension plan.
Actuarial assumptions are based on management’s best estimates and judgment. The following analysis indicates the sensitivity of pension and postretirement benefit costs for the year ending December 25, 2010 and associated obligation balances as of fiscal year-end 2010, to changes in rate assumptions. A reasonably possible increase of 50 basis points in the assumed discount rate, with other assumptions held constant, would have decreased net pension and postretirement benefit cost by an estimated $1.0 million, and would have decreased the year-end benefit obligations by approximately $14.2 million. A reasonably possible decrease of 50 basis points in the assumed discount rate, with other assumptions held constant, would have increased net pension and postretirement benefit cost by an estimated $1.0 million, and would have increased the year-end benefit obligations by approximately $14.3 million. A reasonably possible increase of 50 basis points in the expected rate of return assumption, with other assumptions held constant, would have decreased net pension cost by an estimated $0.8 million. A reasonably possible decrease of 50 basis points in the expected rate of return assumption, with other assumptions held constant, would have increased net pension cost by an estimated $0.8 million. See Note 9, “Pension and Other Postretirement Benefits,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Contingencies. In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. In accordance with the Financial Accounting Standards Board (“FASB”)’s standard on accounting for contingencies, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of or defense against such claims. See Note 14, “Commitments and Contingencies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Stock-Based Compensation. We account for stock-based compensation in accordance with a standard issued by the FASB and guidance issued by the Securities and Exchange Commission (“SEC”), which require the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors, including employee stock options and employee stock purchase plans.
The standard requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. As stock-based compensation expense recognized in our audited consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
In addition, the standard requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $52.0 million, $64.3 million and $41.8 million for fiscal years 2010, 2009 and 2008, respectively, be reported as a component of cash flows from financing activities. We classify stock-based compensation within cost of product net revenues and SG&A expenses to correspond with the financial statement components in which cash compensation paid to employees and directors is recorded.
Recently Adopted Financial Accounting Standards.
Subsequent Events. In May 2009, the FASB issued a standard which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance was subsequently amended in February 2010 to require all SEC filers to evaluate subsequent events through the date that the financial statements are issued and no longer requires disclosure of that date. Our adoption of the standard had no impact on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued a standard which requires additional disclosure about the amounts of, and reasons for, significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard requires disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. Our adoption of the standard in 2010 did not have a material impact on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We do not expect the adoption of the disclosure requirements for Level 3 fair value measurements in fiscal 2011 to have any impact on our consolidated financial statements.

CONDENSED INTERIM FINANCIAL DATA (UNAUDITED)
(In millions, except for per share amounts)

2010	4th Quarter	3rd Quarter(1)	2nd Quarter	1st Quarter
Product net revenues(2)	$16,580.5	$16,062.0	$16,163.3	$16,083.7
Service revenues	349.7	257.8	244.2	227.2

Total net revenues(2)	16,930.2	16,319.8	16,407.5	16,310.9

Cost of operations:
Cost of product net revenues(2)	15,637.1	15,127.2	15,284.5	15,253.6
Cost of service revenues	131.9	73.1	61.3	64.6

Total cost of revenues(2)	15,769.0	15,200.3	15,345.8	15,318.2
Selling, general and administrative expenses	428.5	395.0	376.4	350.6
Amortization of intangibles	75.0	71.2	70.7	70.5
Interest expense	49.5	43.4	38.8	40.7
Interest (income) and other (income) expense, net	0.9	(2.6)	(6.3)	(1.4)

Total costs and expenses	16,322.9	15,707.3	15,825.4	15,778.6

Income before provision for income taxes	607.3	612.5	582.1	532.3
Provision for income taxes	228.8	241.0	225.2	211.8

Net income	$378.5	$371.5	$356.9	$320.5

Basic weighted average shares outstanding	421.4	429.9	453.0	467.7
Basic earnings per share	$0.90	$0.86	$0.79	$0.69

Diluted weighted average shares outstanding	430.2	437.1	462.0	478.2
Diluted earnings per share	$0.88	$0.85	$0.77	$0.67

2009	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Product net revenues(3)	$15,024.9	$14,590.8	$14,729.6	$14,616.3
Service revenues	220.3	204.0	200.8	217.6

Total net revenues(3)	15,245.2	14,794.8	14,930.4	14,833.9

Cost of operations:
Cost of product net revenues(3)	14,138.6	13,696.5	13,856.1	13,832.0
Cost of service revenues	79.5	58.3	58.5	57.8

Total cost of revenues(3)	14,218.1	13,754.8	13,914.6	13,889.8
Selling, general and administrative expenses	375.5	369.0	370.7	340.3
Amortization of intangibles	75.5	78.4	75.9	75.9
Interest expense	40.7	43.3	43.4	45.1
Interest (income) and other (income) expense, net	(0.8)	(3.4)	(2.2)	(3.5)

Total costs and expenses	14,709.0	14,242.1	14,402.4	14,347.6

Income before provision for income taxes	536.2	552.7	528.0	486.3
Provision for income taxes	194.7	217.1	215.9	195.3

Net income	$341.5	$335.6	$312.1	$291.0

Basic weighted average shares outstanding	477.0	475.4	479.6	492.2
Basic earnings per share	$0.72	$0.71	$0.65	$0.59

Diluted weighted average shares outstanding	487.2	484.7	488.0	501.2
Diluted earnings per share	$0.70	$0.69	$0.64	$0.58

(1)	The third quarter of 2010, and all subsequent periods, includes the operating results of UBC commencing on the September 16, 2010 acquisition date.

(2)	Includes retail co-payments of $2,275 million for the fourth quarter, $2,216 million for the third quarter, $2,279 million for the second quarter and $2,471 million for the first quarter of 2010.

(3)	Includes retail co-payments of $2,173 million for the fourth quarter, $2,115 million for the third quarter, $2,114 million for the second quarter and $2,259 million for the first quarter of 2009.
The second quarter of 2010 includes a benefit of approximately $27 million associated with the receipt of a settlement award in a class action antitrust lawsuit brought by direct purchasers of a brand-name medication. The fourth quarter of 2009 includes income tax benefits of $22 million. The fourth quarter of 2009 also reflects costs of $18 million associated with implementation efforts for new clients commencing in 2010.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
A description of quantitative and qualitative disclosures about market risk is contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate and Foreign Exchange Risk.”

Item 8.	Financial Statements and Supplementary Data.

*	Selected quarterly financial data for the fiscal years ended December 25, 2010 and December 26, 2009 is included herein under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Condensed Interim Financial Data (Unaudited).”
See Item 9A, “Controls and Procedures,” for Management’s Annual Report on Internal Control over Financial Reporting.
See Item 15, “Exhibits, Financial Statement Schedules,” for financial statement Schedule II, Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Medco Health Solutions, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Medco Health Solutions, Inc. and its subsidiaries (the “Company”) at December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded United BioSource Corporation (“UBC”) from its assessment of internal control over financial reporting as of December 25, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded UBC from our audit of internal control over financial reporting. UBC is a wholly-owned subsidiary whose total assets and total revenues represent 5.8% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2010.
/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
February 22, 2011

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	December 25,	December 26,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$853.4	$2,528.2
Short-term investments	56.7	20.1
Manufacturer accounts receivable, net	1,895.1	1,765.5
Client accounts receivable, net	2,553.1	2,063.3
Income taxes receivable	4.0	198.3
Inventories, net	1,013.2	1,285.3
Prepaid expenses and other current assets	71.8	67.1
Deferred tax assets	238.4	230.8

Total current assets	6,685.7	8,158.6
Property and equipment, net	993.6	912.5
Goodwill	6,939.5	6,333.0
Intangible assets, net	2,409.8	2,428.8
Other noncurrent assets	68.7	82.6

Total assets	$17,097.3	$17,915.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$3,495.4	$3,506.4
Client rebates and guarantees payable	2,453.2	2,106.9
Accrued expenses and other current liabilities	910.2	718.6
Short-term debt	23.6	15.8

Total current liabilities	6,882.4	6,347.7
Long-term debt, net	5,003.6	4,000.1
Deferred tax liabilities	985.1	958.8
Other noncurrent liabilities	239.4	221.7

Total liabilities	13,110.5	11,528.3

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01— authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01— authorized: 2,000,000,000 shares; issued: 666,836,033 shares at December 25, 2010 and 660,846,867 shares at December 26, 2009	6.7	6.6
Accumulated other comprehensive loss	(53.5)	(44.2)
Additional paid-in capital	8,463.0	8,156.7
Retained earnings	6,636.9	5,209.6

	15,053.1	13,328.7
Treasury stock, at cost: 256,298,405 shares at December 25, 2010 and 186,353,868 shares at December 26, 2009	(11,066.3)	(6,941.5)

Total stockholders’ equity	3,986.8	6,387.2

Total liabilities and stockholders’ equity	$17,097.3	$17,915.5

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except for per share data)

	December 25,	December 26,	December 27,
For Fiscal Years Ended	2010	2009	2008

Product net revenues (Includes retail co-payments of $9,241 for 2010, $8,661 for 2009, and $7,666 for 2008)	$64,889.4	$58,961.4	$50,576.2
Service revenues	1,078.9	842.8	681.8

Total net revenues	65,968.3	59,804.2	51,258.0

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $9,241 for 2010, $8,661 for 2009, and $7,666 for 2008)	61,302.4	55,523.1	47,308.2
Cost of service revenues	330.8	254.1	221.4

Total cost of revenues	61,633.2	55,777.2	47,529.6
Selling, general and administrative expenses	1,550.4	1,455.5	1,425.0
Amortization of intangibles	287.4	305.6	285.1
Interest expense	172.5	172.5	233.7
Interest (income) and other (income) expense, net	(9.4)	(9.9)	(6.2)

Total costs and expenses	63,634.1	57,700.9	49,467.2

Income before provision for income taxes	2,334.2	2,103.3	1,790.8
Provision for income taxes	906.9	823.0	687.9

Net income	$1,427.3	$1,280.3	$1,102.9

Basic weighted average shares outstanding(1)	443.0	481.1	508.6

Basic earnings per share(1)	$3.22	$2.66	$2.17

Diluted weighted average shares outstanding(1)	451.8	490.0	518.6

Diluted earnings per share(1)	$3.16	$2.61	$2.13

(1)	Common share and per share amounts have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation” for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Shares in thousands; $ in millions, except for per share data)

	Shares of			Accumulated
	Common	Shares of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional
	Issued(1)	Stock(1)	Stock(1)	Income (Loss)	Paid-in Capital(1)	Retained Earnings	Treasury Stock	Total
Balances at December 29, 2007	647,385	111,445	$6.4	$6.4	$7,553.0	$2,826.4	$(3,516.9)	$6,875.3

Comprehensive income:
Net income	—	—	—	—	—	1,102.9	—	1,102.9

Other comprehensive income (loss)(2):
Unrealized loss on investments, net of tax	—	—	—	(0.2)	—	—	—	(0.2)
Foreign currency translation gain (loss)	—	—	—	(15.5)	—	—	—	(15.5)
Unrealized loss on cash flow hedge, net of amortization, net of tax	—	—	—	(15.2)	—	—	—	(15.2)
Defined benefit plans, net of tax:
Net prior service cost	—	—	—	(3.0)	—	—	—	(3.0)
Net gain (loss)	—	—	—	(36.3)	—	—	—	(36.3)

Other comprehensive income (loss)	—	—	—	(70.2)	—	—	—	(70.2)

Total comprehensive income (loss)	—	—	—	(70.2)	—	1,102.9	—	1,032.7
Stock option activity, including tax benefit	3,444	—	0.1	—	167.6	—	—	167.7
Issuance of common stock under employee stock purchase plan	400	—	—	—	18.7	—	—	18.7
Restricted stock and restricted stock unit activity, including tax benefit	1,158	—	—	—	49.6	—	—	49.6
Treasury stock acquired	—	47,616	—	—	—	—	(2,186.1)	(2,186.1)

Balances at December 27, 2008	652,387	159,061	6.5	(63.8)	7,788.9	3,929.3	(5,703.0)	5,957.9

Comprehensive income:
Net income	—	—	—	—	—	1,280.3	—	1,280.3

Other comprehensive income (loss)(2):
Unrealized loss on investments, net of tax	—	—	—	(0.1)	—	—	—	(0.1)
Foreign currency translation gain (loss)	—	—	—	2.9	—	—	—	2.9
Amortization of unrealized loss on cash flow hedge, net of tax	—	—	—	1.9	—	—	—	1.9
Defined benefit plans, net of tax:	—
Net prior service cost	—	—	—	(2.4)	—	—	—	(2.4)
Net gain (loss)	—	—	—	17.3	—	—	—	17.3

Other comprehensive income (loss)	—	—	—	19.6	—	—	—	19.6

Total comprehensive income (loss)	—	—	—	19.6	—	1,280.3	—	1,299.9
Stock option activity, including tax benefit	6,997	—	0.1	—	298.4	—	—	298.5
Issuance of common stock under employee stock purchase plan	461	—	—	—	20.8	—	—	20.8
Restricted stock unit activity, including tax benefit	1,002	—	—	—	48.6	—	—	48.6
Treasury stock acquired	—	27,293	—	—	—	—	(1,238.5)	(1,238.5)

Balances at December 26, 2009	660,847	186,354	6.6	(44.2)	8,156.7	5,209.6	(6,941.5)	6,387.2

Comprehensive income:
Net income	—	—	—	—	—	1,427.3	—	1,427.3

Other comprehensive income (loss)(2):
Foreign currency translation gain (loss)	—	—	—	(11.0)	—	—	—	(11.0)
Amortization of unrealized loss on cash flow hedge, net of tax	—	—	—	2.2	—	—	—	2.2
Defined benefit plans, net of tax:	—	—
Net prior service cost	—	—	—	(2.4)	—	—	—	(2.4)
Net gain (loss)	—	—	—	1.9	—	—	—	1.9

Other comprehensive income (loss)	—	—	—	(9.3)	—	—	—	(9.3)

Total comprehensive income (loss)	—	—	—	(9.3)	—	1,427.3	—	1,418.0
Stock option activity, including tax benefit	4,267	—	0.1	—	239.5	—	—	239.6
Issuance of common stock under employee stock purchase plan	415	—	—	—	24.2	—	—	24.2
Restricted stock unit activity, including tax benefit	1,307	—	—	—	42.6	—	—	42.6
Treasury stock acquired	—	69,944	—	—	—	—	(4,124.8)	(4,124,8)

Balances at December 25, 2010	666,836	256,298	$6.7	$(53.5)	$8,463.0	$6,636.9	$(11,066.3)	$3,986.8

(1)	Share data, common stock and additional paid-in-capital have been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.

(2)	See Note 2, “Summary of Significant Accounting Policies—Other Comprehensive Income and Accumulated Other Comprehensive Income,” for more information.
The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	December 25,	December 26,	December 27,
For Fiscal Years Ended	2010	2009	2008
Cash flows from operating activities:
Net income	$1,427.3	$1,280.3	$1,102.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	189.5	179.0	157.7
Amortization of intangibles	287.4	305.6	285.1
Deferred income taxes	(114.2)	(222.1)	(99.6)
Stock-based compensation on employee stock plans	155.1	146.0	131.7
Tax benefit on employee stock plans	94.9	106.2	67.9
Excess tax benefits from stock-based compensation arrangements	(52.0)	(64.3)	(41.8)
Other	131.2	138.3	110.7
Net changes in assets and liabilities (net of acquisition effects, 2010 and 2008 only):
Manufacturer accounts receivable, net	(129.7)	93.4	(341.2)
Client accounts receivable, net	(550.2)	(515.4)	(418.5)
Income taxes receivable	194.3	15.1	2.6
Inventories, net	271.0	571.4	93.0
Prepaid expenses and other current assets	1.5	259.6	(39.7)
Other noncurrent assets	(5.4)	12.8	17.2
Claims and other accounts payable	(18.9)	627.2	54.3
Client rebates and guarantees payable	346.3	448.2	566.5
Accrued expenses and other current and noncurrent liabilities	116.6	120.1	(13.7)

Net cash provided by operating activities	2,344.7	3,501.4	1,635.1

Cash flows from investing activities:
Capital expenditures	(250.1)	(238.8)	(286.9)
Purchases of securities and other assets	(58.4)	(153.4)	(124.8)
Acquisitions of businesses, net of cash acquired	(752.5)	—	(126.5)
Proceeds from sale of securities and other investments	41.5	87.2	122.0

Net cash used by investing activities	(1,019.5)	(305.0)	(416.2)

Cash flows from financing activities:
Proceeds from long-term debt	4,703.7	—	3,295.7
Repayments on long-term debt	(3,730.5)	—	(2,210.0)
Proceeds from accounts receivable financing facility and other	557.8	15.8	—
Repayments under accounts receivable financing facility	(550.0)	(600.0)	—
Debt issuance costs	(8.3)	(0.4)	(11.2)
Settlement of cash flow hedge	—	—	(45.4)
Purchases of treasury stock	(4,124.8)	(1,238.5)	(2,186.1)
Excess tax benefits from stock-based compensation arrangements	52.0	64.3	41.8
Net proceeds from employee stock plans	100.1	152.2	60.6

Net cash used by financing activities	(3,000.0)	(1,606.6)	(1,054.6)

Net (decrease) increase in cash and cash equivalents	(1,674.8)	1,589.8	164.3
Cash and cash equivalents at beginning of year	2,528.2	938.4	774.1

Cash and cash equivalents at end of year	$853.4	$2,528.2	$938.4

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$162.0	$168.2	$207.1

Cash paid during the year for income taxes	$660.8	$913.9	$748.9

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
Medco Health Solutions, Inc., (“Medco” or the “Company”) is a leading healthcare company that is pioneering the world’s most advanced pharmacy® and our clinical research and innovations are part of Medco making medicine smarter™ for more than 65 million members. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by Medicare Part D Prescription Drug Plans. In 2010, Medco’s national Medicare Part D Prescription Drug Plan (“PDP”) received the first and only five star rating from the Centers for Medicare & Medicaid Services (“CMS”). The Company’s unique Medco Therapeutic Resource Centers®, which conduct therapy management programs using Medco Specialist Pharmacists who have expertise in the medications used to treat certain chronic conditions, combined with Medco’s personalized medicine capabilities through the Medco Research Institute™ and genomics counseling services, as well as Accredo Health Group, Medco’s Specialty Pharmacy, represent innovative models for the care of patients with chronic and complex conditions. Additionally, Medco now has capabilities and expertise in post-approval safety and economics outcomes research such as Risk Evaluation and Mitigation Strategies for biotechnology and other pharmaceutical drugs through the Company’s newly acquired subsidiary, United BioSource Corporation (“UBC”).
The Company’s business model requires collaboration with payors, retail pharmacies, physicians, pharmaceutical manufacturers, CMS for Medicare, and, particularly in Specialty Pharmacy, collaboration with other third-party payors such as health insurers, and state Medicaid agencies. The Company’s programs and services help control the cost and enhance the quality of prescription drug benefits. The Company accomplishes this by providing pharmacy benefit management (“PBM”) services through its national networks of retail pharmacies and its own mail-order pharmacies, as well as through Accredo Health Group, which the Company believes is the nation’s largest specialty pharmacy based on reported revenues. The Company also provides a suite of diabetes care supplies and services under its Liberty brand.
Recent Acquisitions and Joint Ventures
In 2008, the Company’s capabilities were extended abroad when it acquired Europa Apotheek Venlo B.V. (“Europa Apotheek”), which primarily provides mail-order pharmacy services in Germany. Medco advanced its European healthcare initiatives further in 2009 through a joint venture with United Drug plc, a pan-European healthcare leader, to provide home-based pharmacy care services in the United Kingdom for patients covered by the country’s National Health Service. Also in 2009, the Company developed and brought to the market a national centralized drug utilization review system in Sweden through a partnership with Apoteket, Sweden’s largest pharmacy chain. Additionally, the Company reinforced its commitment to advancing the science of personalized medicine through its January 2010 acquisition of DNA Direct, Inc. (“DNA Direct”), a leader in providing guidance and decision support for genomic medicine to patients, providers, payors and employees.
On September 10, 2010, Medco and Celesio AG (“Celesio”), a company based in Germany and one of the leading service providers within the European pharmaceutical and healthcare markets, formed a joint venture with a long-term goal of improving patient health and helping to relieve the significant financial burden on healthcare payors across Europe. Headquartered in the Netherlands, the 50/50 joint venture, Medco Celesio B.V., combines Medco’s and Celesio’s strengths in pharmacy-driven clinical care. Medco Celesio B.V. will target patients with chronic or complex conditions, such as diabetes, asthma, high cholesterol and heart disease. It will concentrate on delivering technology-enabled advanced clinical solutions designed to improve patient adherence, integrate care across multiple providers, enhance safety and deliver greater value across European healthcare systems.

Additionally, the Company extended its core capabilities in data analytics and research with the September 2010 acquisition of UBC. UBC is a leader in serving life sciences industry clients and is focused on developing scientific evidence to guide the safe, effective and affordable use of medicines. UBC has the capability to conduct post-approval research in strategic locations worldwide, including North America, Europe and Asia.
See Note 3, “Acquisitions of Businesses and Joint Ventures,” for more information.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Financial Accounting Standards.
Subsequent Events. In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance was subsequently amended in February 2010 to require all Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date that the financial statements are issued and no longer requires disclosure of that date. The Company’s adoption of the standard had no impact on the audited consolidated financial statements included in this Annual Report on Form 10-K.
Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued a standard which requires additional disclosure about the amounts of, and reasons for, significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard requires disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. The Company’s adoption of the standard in 2010 did not have a material impact on the audited consolidated financial statements included in this Annual Report on Form 10-K. The Company does not expect the adoption of the disclosure requirements for Level 3 fair value measurements in fiscal 2011 to have any impact on our consolidated financial statements.
Fiscal Years. The Company’s fiscal years end on the last Saturday in December. Fiscal years 2010, 2009 and 2008 each are comprised of 52 weeks. Unless otherwise stated, references to years in the consolidated financial statements relate to fiscal years.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Investments in affiliates over which the Company has significant influence, but neither a controlling interest nor a majority interest in the risks or rewards of the investee, are accounted for using the equity method. The Company’s equity investments are not significant. See Note 1, “Background and Basis of Presentation,” for recent acquisitions and formation of the Medco Celesio B.V. joint venture. Intercompany accounts have been eliminated in consolidation.
Cash and Cash Equivalents. Cash includes currency on hand and time deposits with banks or other financial institutions. Cash equivalents represent money market mutual funds, a form of highly liquid investments with original maturities of less than three months. As a result of the Company’s normal payment cycle, cash disbursement accounts representing outstanding checks not yet presented for payment of $1,155.3 million and $1,594.2 million are included in claims and other accounts payable, and client rebates and guarantees payable at December 25, 2010 and December 26, 2009, respectively, including certain amounts reclassified from cash. No overdraft or unsecured short-term loan exists in relation to these negative balances.
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
Client accounts receivable, net, includes billed and estimated unbilled receivables from clients for the PBM and Specialty Pharmacy segments. Unbilled PBM receivables are primarily from clients and are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled PBM receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Client accounts receivable, net, also includes a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. The Company’s client accounts receivable also includes receivables from CMS for the Company’s Medicare Part D Prescription Drug Program (“Medicare Part D”) product offerings and premiums from members. At December 25, 2010 and December 26, 2009, the CMS receivable was approximately $216.1 million and $12.1 million, respectively. A component of the PBM business includes diabetes supplies dispensed by PolyMedica Corporation (“PolyMedica”) with the associated receivables primarily reimbursed from government agencies and insurance companies. As a result, this component of the PBM business experiences slower accounts receivable turnover.
As of December 25, 2010 and December 26, 2009, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $524.5 million and $483.1 million, respectively. A portion of the Specialty Pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Specialty Pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle and has a different credit risk profile. See Note 13, “Segment and Geographic Data,” for more information on the Specialty Pharmacy segment.

The Company’s allowance for doubtful accounts as of December 25, 2010 and December 26, 2009 of $149.7 million and $133.3 million, respectively, include $97.9 million and $86.1 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the PBM business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The Company’s allowance for doubtful accounts as of December 25, 2010 and December 26, 2009 also includes $38.2 million and $37.4 million, respectively, related to PolyMedica for diabetes supplies, which are primarily reimbursed by government agencies and insurance companies. In addition, the Company’s allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings. The Company regularly reviews and analyzes the adequacy of the allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted. The increase in the reserve balance reflects increased coverage of aged balances.
Concentrations of Risks. In 2010, 2009 and 2008, the Company had one client that represented 17%, 19% and 21% of net revenues, respectively. The client has a strong investment grade rating and has consistently paid their receivable balance within the contracted payment terms. None of the Company’s other clients individually represented more than 10% of net revenues or net client accounts receivable in 2010, 2009 or 2008.
The Company has credit risk associated with certain accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. The Company has clients in various industries, including governmental agencies. Certain of the governmental agencies, particularly at the state level, are experiencing increased fiscal challenges. The Company actively monitors the status of its accounts receivable and has mechanisms in place to minimize the potential for incurring material accounts receivable credit risk. Concentration of credit risk relating to these accounts receivable, excluding the largest client noted above, is limited by the diversity and number of patients and payors.
As of December 25, 2010 and December 26, 2009, two brand-name pharmaceutical manufacturers represented approximately 42% and 41% of manufacturer accounts receivable, net, respectively. Both manufacturers have strong investment grade ratings and have consistently paid their receivable balance within the contracted payment terms. To date, the Company has not experienced any significant deterioration in its client or manufacturer rebates accounts receivables.
The Company purchases its pharmaceuticals either from its primary wholesaler, AmerisourceBergen Corp., which accounted for approximately 64% and 62% of the Company’s overall 2010 and 2009 drug purchases, respectively, or directly from pharmaceutical manufacturers. Most of the purchases from the Company’s primary wholesaler were for brand-name medicines. The Company believes that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available, except to the extent that brand-name drugs are available to the market exclusively through the manufacturer.
The Company derives a substantial percentage of its Specialty Pharmacy segment revenue and profitability from its relationships with a limited number of suppliers. Specialty and generic pharmaceuticals are often purchased directly from manufacturers.
Inventories, Net. Inventories, net, are located in the Company’s mail-order pharmacies and in warehouses, consist solely of finished product (primarily prescription drugs), and are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment, Net. Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method for assets with useful lives as follows: buildings, 45 years; machinery, equipment and office furnishings, three to 15 years; and computer software, three to five years. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the useful lives of the assets. The costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to existing systems, are expensed as incurred.
Net Revenues. Product net revenues consist principally of sales of prescription drugs to clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or through the Company’s mail-order pharmacies. The majority of the Company’s product net revenues are derived on a fee-for-service basis. The Company’s product net revenues also include revenues from the sale of diabetes supplies by PolyMedica. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. The Company recognizes product revenues when the prescriptions are dispensed through retail pharmacies in the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies and received by members and patients. The Company evaluates client contracts using the indicators of Authoritative Guidance to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in most of its transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (co-payment), as well as the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, who are members of clients’ plans, and (e) has credit risk for the price due from the client. In limited instances where the Company adjudicates prescriptions at pharmacies that are under contract directly with the client and there are no financial risks to the Company, such revenue is recorded at the amount of the administrative fee earned by the Company for processing the claim.
The Company’s product net revenues also include premiums associated with the Company’s Medicare PDP risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. The Company’s two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. The Company provides two Medicare drug benefit plan options for beneficiaries, including a “standard Part D” benefit plan as mandated by statute, and a benefit plan with enhanced coverage that exceeds the standard Part D benefit plan, available for an additional premium. The Company also offers numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.
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

In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due by members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income. Premium revenues for our PDP products, which exclude member cost share, were $687 million, or 1% of total net revenues, in 2010, $543 million, or less than 1% of total net revenues, in 2009, and $317 million, or less than 1% of total net revenues, in 2008.
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
Rebates receivable estimates are adjusted to actual, with the difference recorded to cost of revenues, upon billing to the manufacturer, generally 20 to 90 days subsequent to the end of the applicable quarter. These bills are not issued until the necessary specific eligible claims and third-party market share data are received and thoroughly analyzed. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized and recorded to actual amounts billed has not been material to the Company’s results of operations.
The Company’s cost of product net revenues also includes the cost of drugs dispensed by the Company’s mail-order pharmacies or retail network for members covered under the Company’s Medicare PDP product offerings and are recorded at cost as incurred. The Company receives a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,550 for coverage year 2010, $4,350 for coverage year 2009 and $4,050 for coverage year 2008. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.
Goodwill. Goodwill of $6,939.5 million at December 25, 2010 and $6,333.0 million at December 26, 2009 primarily represents, for the PBM segment, the excess of acquisition costs over the fair value of the Company’s net assets that had been pushed down to the consolidated balance sheets of the Company and existed when the Company became an independent, publicly traded enterprise in 2003, and, to a significantly lesser extent, the Company’s acquisitions subsequent to 2003. See Note 3, “Acquisitions of Businesses and Joint Ventures,” for more information on the acquisition of UBC. For the Specialty Pharmacy segment, goodwill primarily reflects a portion of the excess of the purchase price the Company paid to acquire Accredo Health, Incorporated (“Accredo”) in 2005 over the fair value of tangible net assets acquired. The Company’s goodwill balance is assessed for impairment annually using a two-step fair-value based test or whenever events or other changes in circumstances indicate the carrying amount may not be recoverable, by comparing the fair value of each segment’s reporting units to the carrying value of the assets and liabilities assigned to each reporting unit. If the carrying value of the reporting unit were to exceed the Company’s estimate of the fair value of the reporting unit, the Company would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit for purposes of calculating the fair value of goodwill. The Company would be required to record an impairment charge to the extent recorded goodwill exceeds the fair value amount of goodwill resulting from this allocation. See Note 7, “Goodwill and Intangible Assets,” for more information.

Intangible Assets, Net. Intangible assets, net, of $2,409.8 million at December 25, 2010 and $2,428.8 million at December 26, 2009 for the PBM segment primarily represent the value of Medco’s client relationships that had been pushed down to the consolidated balance sheets of the Company and existed when the Company became an independent, publicly traded enterprise in 2003, and to a lesser extent, intangible assets recorded upon the Company’s acquisitions subsequent to 2003. Additionally, for the Specialty Pharmacy segment, intangible assets primarily include the portion of the excess of the purchase price paid by the Company to acquire Accredo in 2005 over tangible net assets acquired. The Company’s intangible assets are initially recorded at fair value at the acquisition date and subsequently carried at amortized cost. The Company reviews intangible assets for impairment whenever events, such as losses of significant clients or specialty product manufacturer contracts, or when other changes in circumstances indicate the carrying amount may not be recoverable. When these events occur, the carrying amount of the assets is compared to the pre-tax undiscounted expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates impairment exists, the amount of the impairment would be calculated using discounted expected future cash flows. See Note 7, “Goodwill and Intangible Assets,” for more information.
Income Taxes. Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. The Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. If applicable, the Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the consolidated statement of income. See Note 10, “Taxes on Income,” for more information.
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
Operating Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. See Note 13, “Segment and Geographic Data,” for more information. The PBM and Specialty Pharmacy segments primarily operate in the United States and have relatively small activities in Puerto Rico, Germany and the United Kingdom. Additionally, UBC has the capability to conduct post-approval research in strategic locations worldwide, including North America, Europe and Asia.
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
The Company granted options of 6.0 million shares in fiscal 2010, 6.6 million shares in fiscal 2009, and 5.1 million shares in fiscal 2008. For the years ended December 25, 2010, December 26, 2009 and December 27, 2008, there were outstanding options to purchase 6.1 million, 5.1 million and 5.6 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the treasury stock method. These outstanding options may be dilutive to future EPS calculations.

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

Fiscal Years	2010	2009	2008
Basic weighted average shares outstanding	443.0	481.1	508.6
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	8.8	8.9	10.0

Diluted weighted average shares outstanding	451.8	490.0	518.6

The decreases in the basic weighted average shares outstanding and diluted weighted average shares outstanding for each year result from the repurchase of approximately 256.2 million shares of stock in connection with the Company’s share repurchase programs since inception in 2005 through the end of 2010, compared to equivalent amounts of 186.3 million and 159.0 million shares repurchased inception-to-date through the ends of 2009 and 2008, respectively. The Company repurchased approximately 69.9 million, 27.3 million shares and 47.6 million shares in fiscal years 2010, 2009 and 2008, respectively.
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
The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes: unrealized investment gains and losses, net of tax; foreign currency translation adjustments resulting primarily from the translation of Europa Apotheek’s assets, liabilities and results of operations; unrealized gains and losses on effective cash flow hedges, net of tax; and the net gains and losses and prior service costs and credits related to the Company’s pension and other postretirement benefit plans, net of tax. The year-end balances in AOCI related to the Company’s pension and other postretirement benefit plans consist of amounts that have not yet been recognized as components of net periodic benefit cost in the consolidated statements of income.

The amounts recognized in AOCI at December 27, 2008, December 26, 2009 and December 25, 2010 and the components and allocated tax effects included in other comprehensive income in fiscal 2009 and 2010 are as follows ($ in millions):

	Unrealized Gains	Foreign Currency	Net Unrealized Gains	Net Prior
	(Losses) on	Translation	(Losses) on Effective	Service Benefit	Net Actuarial	Total
	Investments	Gains (Losses) (1)	Cash Flow Hedges	(Cost)	Gains(Losses)	AOCI
Balances at December 27, 2008, net of tax	$(0.2)	$(15.5)	$(20.0)	$22.5	$(50.6)	$(63.8)

Fiscal 2009 activity:
Before tax amount	(0.2)	2.9	3.6	(4.0)	28.6	30.9
Tax benefit	0.1	—	(1.7)	1.6	(11.3)	(11.3)

Net-of-tax change	(0.1)	2.9	1.9 (2)	(2.4)	17.3 (3)	19.6

Balances at December 26, 2009, net of tax	$(0.3)	$(12.6)	$(18.1)	$20.1	$(33.3)	$(44.2)

Fiscal 2010 activity:
Before tax amount	(0.1)	(11.0)	3.6	(4.0)	3.0	(8.5)
Tax benefit	0.1	—	(1.4)	1.6	(1.1)	(0.8)

Net-of-tax change	—	(11.0)	2.2 (2)	(2.4)	1.9	(9.3)

Balances at December 25, 2010, net of tax	$(0.3)	$(23.6)	$(15.9)	$17.7	$(31.4)	$(53.5)

(1)	This primarily represents the unrealized net foreign currency translation gains (losses) resulting from the translation of Europa Apotheek’s net assets acquired from the April 28, 2008 acquisition date.

(2)	Consists of the amortization of the unrealized loss on the effective portion of the cash flow hedges.

(3)	Net actuarial gains primarily reflect increases in pension plan assets from investing gains in 2009.
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
Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with a standard issued by the FASB and guidance issued by the SEC, which require the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors.
The standard requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. As stock-based compensation expense recognized in our audited consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
In addition, the standard requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $52.0 million, $64.3 million and $41.8 million for fiscal years 2010, 2009 and 2008, respectively, be reported as a component of cash flows from financing activities. The Company classifies stock-based compensation within cost of product net revenues and selling, general and administrative expenses to correspond with the financial statement components in which cash compensation paid to employees and directors is recorded.

Foreign Currency Translation. The Company’s consolidated financial statements are presented in U.S. dollars. In 2010, the Company acquired UBC, which has operations in Europe and Asia, and in 2009, the Company entered into a joint venture with United Drug plc, a company based in the United Kingdom, with the British pound as its local currency. In 2008, the Company had acquired a majority interest in Europa Apotheek, a company based in the Netherlands, with the Euro as its local currency. Assets and liabilities of Europa Apotheek, and of UBC’s foreign operations, as well as the Company’s investment in the United Drug plc joint venture are translated into U.S. dollars at the exchange rates in effect at balance sheet dates, and revenues and expenses are translated at the weighted average exchange rates prevailing during the month of the transaction. Adjustments resulting from translating net assets are reported as a separate component of AOCI within stockholders’ equity.
3. ACQUISITIONS OF BUSINESSES AND JOINT VENTURES
DNA Direct, Inc. On January 29, 2010, the Company acquired DNA Direct, a leader in providing guidance and decision support for genomic medicine to patients, providers, payors and employees. DNA Direct’s operating results from the date of acquisition of January 29, 2010 through December 25, 2010 are included in the accompanying audited consolidated financial statements. Pro forma financial statement results including the results of DNA Direct would not differ materially from the Company’s historically reported financial statement results.
United BioSource Corporation. On September 16, 2010, the Company acquired all of the outstanding common stock of UBC for approximately $708 million in cash. Additionally, in connection with the acquisition, the Company paid approximately $32 million consisting of pay downs of acquired debt and other items. UBC is a leader in serving life sciences industry clients and is focused on developing scientific evidence to guide the safe, effective and affordable use of medicines. UBC has the capability to conduct post-approval research in strategic locations worldwide, including North America, Europe and Asia. This acquisition extends Medco’s core capabilities in data analytics and research with a view to further accelerating pharmaceutical knowledge, advancing patient safety and furthering evidence-based medicine. The Company funded the transaction with the net proceeds of Medco’s September 2010 senior notes offering. See Note 8, “Debt,” for more information.
The transaction was accounted for under the applicable provisions of FASB’s business combinations standard at the time of the acquisition. The purchase price was allocated based upon the preliminary estimates of the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $540.3 million, has been allocated to goodwill, and $236.0 million has been allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of 12.1 years. Additionally, there is a deferred tax liability of $87.3 million associated with the fair value amounts allocated to intangible assets. The amount allocated to goodwill reflects the benefits Medco expects to realize from the growth of UBC’s operations. None of the goodwill is expected to be deductible for income tax purposes. See Note 7, “Goodwill and Intangible Assets,” for disclosure of goodwill by reportable segment. UBC’s operating results from the date of acquisition of September 16, 2010 through December 25, 2010 are included in the accompanying audited consolidated financial statements. Pro forma financial statement results including the results of UBC would not differ materially from the Company’s historically reported financial statement results.
Europa Apotheek Venlo B.V. On April 28, 2008, the Company acquired a majority interest in Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. The cost of the acquisition was approximately $126.8 million in cash and a $24.1 million purchase obligation, which has been settled. This acquisition leverages the Company’s proven proprietary technologies and ability to deliver customized solutions to meet the challenges of managing healthcare costs and improving clinical care abroad. The transaction was accounted for under the applicable provisions of FASB’s business combinations standard at the time of the acquisition. The purchase price was allocated based upon the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $112.8 million, had been allocated to goodwill, and $43.9 million had been allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of 9.1 years. Additionally, there was a deferred tax liability of $11.1 million associated with the fair value amounts allocated to intangible assets. Europa Apotheek’s operating results from the date of acquisition of April 28, 2008 through December 25, 2010 are included in the accompanying audited consolidated financial statements. Pro forma financial statement results including the results of Europa Apotheek would not differ materially from the Company’s historically reported financial statement results.

Medco Celesio B.V. Joint Venture. On September 10, 2010, the Company and Celesio AG, a company based in Germany and one of the leading service providers within the European pharmaceutical and healthcare markets, formed a joint venture with a long-term goal of improving patient health and helping to relieve the significant financial burden on healthcare payors across Europe. Headquartered in the Netherlands, the 50/50 joint venture, Medco Celesio B.V., combines Medco’s and Celesio’s strengths in pharmacy-driven clinical care. Medco Celesio B.V. will target patients with chronic or complex conditions, such as diabetes, asthma, high cholesterol and heart disease. It will concentrate on delivering technology-enabled advanced clinical solutions designed to improve patient adherence, integrate care across multiple providers, enhance safety and deliver greater value across European healthcare systems.
In conjunction with the Medco Celesio B.V. joint venture, Medco will contribute to Medco Celesio B.V. its wholly-owned subsidiary, Europa Apotheek. As of December 25, 2010, approximately 40% of the accumulated other comprehensive loss component of the Company’s stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to Medco Celesio B.V., expected in the first quarter of fiscal 2011, and based on the foreign currency translation at that time, this unrecognized balance will be recognized in the Company’s results of operations. In addition, the Company’s investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be recognized in the Company’s results of operations.
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
The Company utilizes the best available information in measuring fair value. The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets recorded at fair value on a recurring basis ($ in millions):
Fair Value Measurements at Reporting Date

	December 25,
Description	2010		Level 1	Level 2
Money market mutual funds	$225.0	(1)	$225.0	$—
Fair value of interest rate swap agreements	16.9	(2)	—	16.9

(1)	Reported in cash and cash equivalents on the consolidated balance sheet.

(2)	Reported in other noncurrent assets on the consolidated balance sheet.
Fair Value Measurements at Reporting Date

	December 26,
Description	2009		Level 1	Level 2
Money market mutual funds	$1,959.0	(1)	$1,959.0	$—
Fair value of interest rate swap agreements	14.0	(2)	—	14.0

(1)	Reported in cash and cash equivalents on the consolidated balance sheet.

(2)	Reported in other noncurrent assets on the consolidated balance sheet.

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
Fair Value of Financial Instruments
The term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities have a floating interest rate and as a result, the carrying amounts of the debt, as well as the short-term and long-term investments approximated fair values as of December 25, 2010 and December 26, 2009. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their future cash flows.
The carrying amounts and the fair values of the Company’s senior notes are shown in the following table ($ in millions):

	December 25, 2010		December 26, 2009
	Carrying	Fair	Carrying	Fair
	Amount(1)	Value	Amount(1)	Value
7.25% senior notes due 2013	$498.7	$567.2	$498.2	$560.8
6.125% senior notes due 2013	299.2	327.1	298.8	322.4
2.75% senior notes due 2015	499.8	496.1	—	—
7.125% senior notes due 2018	1,190.1	1,412.2	1,189.1	1,341.2
4.125% senior notes due 2020	498.9	481.3	—	—

(1)	Reported in long-term debt, net, on the consolidated balance sheets, net of unamortized discount.
The fair values of the senior notes are based on observable relevant market information. Fluctuations between the carrying amounts and the fair values of the senior notes for the periods presented are associated with changes in market interest rates.
5. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consist of the following ($ in millions):

	December 25,		December 26,
	2010		2009
Land and buildings	$322.2		$242.8
Machinery, equipment and office furnishings	796.4		704.7
Computer software	1,246.0		1,116.9
Leasehold improvements	119.3		137.4
Construction in progress	67.2	(1)	200.5	(2)

	2,551.1		2,402.3
Less accumulated depreciation	(1,557.5)		(1,489.8)

Property and equipment, net	$993.6		$912.5

(1)	Primarily represents capitalized software development.

(2)	Primarily represents construction in progress on the Company’s third automated dispensing pharmacy, which is located in Whitestown, Indiana.
Depreciation expense for property and equipment totaled $189.5 million, $179.0 million and $157.7 million in fiscal years 2010, 2009 and 2008, respectively.

6. LEASES
The Company leases mail-order pharmacy and call center pharmacy facilities, offices and warehouse space under various operating leases. In addition, the Company leases pill dispensing and counting devices and other operating equipment for use in its mail-order pharmacies, as well as computer equipment for use in its data centers and corporate headquarters. Rental expense was $90.2 million, $75.3 million and $74.3 million for fiscal years 2010, 2009 and 2008, respectively. As of December 25, 2010, the minimum aggregate rental commitments under noncancelable leases, excluding renewal options, are as follows ($ in millions):

Fiscal Years Ending December
2011	$62.5
2012	55.3
2013	45.1
2014	32.6
2015	13.8
Thereafter	21.8

Total	$231.1

In the normal course of business, operating leases are generally renewed or replaced by new leases.
7. GOODWILL AND INTANGIBLE ASSETS
The changes in the Company’s carrying amount of goodwill for the years ended December 26, 2009 and December 25, 2010 are as follows ($ in millions):

			Specialty
	PBM		Pharmacy	Total
Balances as of December 27, 2008	$4,414.7		$1,916.7	$6,331.4
Translation adjustment and other	2.4		(0.8)	1.6

Balances as of December 26, 2009	$4,417.1		$1,915.9	$6,333.0
Goodwill acquired	614.8	(1)	1.3	616.1
Translation adjustments and other	(9.2)		(0.4)	(9.6)

Balances as of December 25, 2010	$5,022.7		$1,916.8	$6,939.5

(1)	Primarily represents the portion of the excess of the purchase price paid by the Company to acquire UBC. See Note 3, “Acquisitions of Businesses and Joint Ventures,” for more information.
The following is a summary of the Company’s intangible assets ($ in millions):

	December 25, 2010			December 26, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Client relationships	$3,447.6	$2,169.7	$1,277.9	$3,446.1	$1,977.2	$1,468.9
Trade names	656.4	68.0	588.4	569.3	47.6	521.7
Manufacturer relationships	528.2	101.1	427.1	357.5	77.5	280.0
Patient relationships	283.1	171.3	111.8	280.1	127.8	152.3
Other intangible assets	39.1	34.5	4.6	33.7	27.8	5.9

Total	$4,954.4	$2,544.6	$2,409.8	$4,686.7	$2,257.9	$2,428.8

For intangible assets existing as of December 25, 2010, aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated as follows ($ in millions):

Fiscal Years Ending December
2011	$290.0
2012	281.0
2013	276.2
2014	273.4
2015	255.6

Total	$1,376.2

The annual intangible asset amortization expense for intangible assets existing as of December 25, 2010 is estimated to be $290.0 million in 2011, a net $2.6 million increase from $287.4 million in 2010. The net increase is primarily due to the full year effect of the UBC acquired intangible assets, partially offset by lower amortization of PolyMedica customer relationships.
As of December 25, 2010, the weighted average useful life of intangible assets subject to amortization is 22 years in total. The weighted average useful life is approximately 22 years for the PBM intangible assets and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. The Company expenses the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of December 25, 2010 is approximately 1.9 years. The Company has experienced client retention rates of approximately 99% over the past two years.
The most recent assessment for impairment of goodwill for each of the designated reporting units was performed as of September 25, 2010, and the goodwill was determined not to be impaired, and there have been no significant subsequent changes in events or circumstances. The Company utilized the income approach methodology, which projects future cash flows discounted to present value based on certain assumptions about future operating performance, and particularly in the case of PolyMedica, projected sales on emerging strategies and potential reductions in government agency reimbursement rates. The potential reduction in government agency reimbursement rates are associated with a CMS national mail-order competitive bidding program for diabetes testing supplies where implementation is not expected until at least 2013. Discount rates were based on the estimated weighted average cost of capital at the reporting unit level and ranged from 8% to 13%. In order to validate the reasonableness of the estimated fair values, the Company performed a reconciliation of the aggregate fair values of all reporting units to market capitalization as of the valuation date using a reasonable control premium. If the Company determines that the fair value is less than the book value based on updates to the assumptions, including potential reductions in government agency reimbursement rates, the Company could be required to record a non-cash impairment charge to the consolidated statement of income, which could have a material adverse effect on the Company’s earnings.
8. DEBT
The Company’s debt consists of the following ($ in millions):

	December 25,	December 26,
	2010	2009
Short-term debt:
Accounts receivable financing facility	$—	$—
Other	23.6	15.8

Total short-term debt	23.6	15.8

Long-term debt:
Senior unsecured revolving credit facility	1,000.0	1,000.0
Senior unsecured term loan	1,000.0	1,000.0
7.25% senior notes due 2013, net of unamortized discount	498.7	498.2
6.125% senior notes due 2013, net of unamortized discount	299.2	298.8
2.75% senior notes due 2015, net of unamortized discount	499.8	—
7.125% senior notes due 2018, net of unamortized discount	1,190.1	1,189.1
4.125% senior notes due 2020, net of unamortized discount	498.9	—
Fair value of interest rate swap agreements	16.9	14.0

Total long-term debt	5,003.6	4,000.1

Total debt	$5,027.2	$4,015.9

The following provides additional information regarding the Company’s debt:
2.75% and 4.125% Senior Notes. On September 10, 2010, the Company completed an underwritten public offering of $500 million aggregate principal amount of 5-year senior notes at a price to the public of 99.967 percent of par value, and $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.780 percent. The 5-year senior notes bear interest at a rate of 2.75% per annum, with an effective interest rate of 2.757%, and mature on September 15, 2015. The 10-year senior notes bear interest at a rate of 4.125% per annum, with an effective interest rate of 4.152%, and mature on September 15, 2020. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 20 basis points for the notes due 2015, and 25 basis points for the notes due 2020. Interest on the notes will be payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2011. The Company used the net proceeds from the offering for general corporate purposes, which included funding the UBC acquisition described in Note 3, “Acquisitions of Businesses and Joint Ventures.”
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
In December 2007, the Company entered into forward-starting interest rate swap agreements to manage its exposure to changes in benchmark interest rates and to mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term fixed rate financing described above. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate. In March 2008, following the issuance of $300 million aggregate principal amount of 5-year senior notes and $1.2 billion aggregate principal amount of 10-year senior notes, the cash flow hedges were settled for $45.4 million and included a $9.8 million ineffective portion that was immediately expensed and recorded as an increase to interest (income) and other (income) expense, net, for the year ended December 27, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which the Company hedged its exposure to variability in future cash flows. The effective portion reclassified to interest expense in 2010, 2009 and 2008 amounted to $3.6 million, $3.6 million and $2.8 million, respectively. The effective portion expected to be reclassified to interest expense in 2011 amounts to $3.6 million. The unamortized effective portion reflected in accumulated other comprehensive loss as of December 25, 2010 and December 26, 2009 was $15.9 million and $18.1 million, net of tax, respectively.
Five-Year Credit Facilities. On April 30, 2007, the Company entered into a senior unsecured credit agreement, which is available for general working capital requirements. The facility consists of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The term loan matures on April 30, 2012, at which time the entire facility is required to be repaid. If there are pre-payments on the term loan prior to the maturity date, that portion of the loan would be extinguished. At the Company’s current debt ratings, the credit facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused portion of the revolving credit facility.

The outstanding balance under the revolving credit facility was $1.0 billion as of December 25, 2010 and December 26, 2009. There were draw-downs of $3.7 billion and repayments of $3.7 billion under the revolving credit facility during 2010. As of December 25, 2010, the Company had $993.5 million available for borrowing under its revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $6.5 million in issued letters of credit. There was no activity under the revolving credit facility during 2009. As of December 26, 2009, the Company had $993.0 million available for borrowing under the credit facility, after giving effect to prior net draw-downs of $1 billion and $7.0 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.
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
The Company entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rate debt. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013, consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented net receivables of $16.9 million and $14.0 million as of December 25, 2010 and December 26, 2009, respectively, which are reported in other noncurrent assets, with offsetting amounts reported in long-term debt, net, on the Company’s consolidated balance sheets. These are the amounts that the Company would have received from third parties if the derivative contracts had been settled. Under the terms of these swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month LIBOR plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received is included in interest expense. Interest expense was reduced by $7.3 million, $5.1 million and $1.5 million in fiscal years 2010, 2009 and 2008, respectively, as a result of the swap agreements. The weighted average LIBOR associated with the swap agreements was 0.5%, 1.6% and 3.3% for fiscal years 2010, 2009, and 2008, respectively.
Accounts Receivable Financing Facility and Other Short-Term Debt. Through a wholly-owned subsidiary, the Company has a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebates accounts receivable. During 2010, the Company drew down $550 million and repaid $550 million under the facility, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of December 25, 2010. During 2009, the Company repaid the entire $600 million outstanding balance, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of December 26, 2009. The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by the Company’s credit rating. This facility is renewable annually at the option of both Medco and the banks and was renewed on July 26, 2010. Additionally, the Company had short-term debt of $23.6 million and $15.8 million outstanding as of December 25, 2010 and December 26, 2009, respectively, under a $23.6 million and $18.7 million short-term revolving credit facility, respectively. The weighted average annual interest rate on amounts outstanding under the short-term revolving credit facility was 1.72% and 1.58% at December 25, 2010 and December 26, 2009, respectively.

Covenants. All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. The Company was in compliance with all covenants at December 25, 2010 and December 26, 2009.
Aggregate Maturities and Interest Expense. The aggregate maturities of long-term debt are as follows ($ in millions):

Fiscal Years Ending December
2011	$—
2012	2,000.0
2013	800.0
2014	—
2015	500.0
2016-2020	1,700.0

Total	$5,000.0

Interest expense on total debt was $172.5 million in both 2010 and 2009, and $233.7 million in 2008.
9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The net cost for the Company’s pension plans consisted of the following components ($ in millions):

Fiscal Years	2010	2009	2008
Service cost	$25.6	$24.3	$24.6
Interest cost	13.5	13.2	9.6
Expected return on plan assets	(12.2)	(9.9)	(13.0)
Amortization of prior service cost	0.2	0.2	0.3
Net amortization of actuarial losses	2.1	5.4	—

Net pension cost	$29.2	$33.2	$21.5

The pension cost declined in 2010 due to an increase in expected asset returns as a result of higher asset values, as well as a change in expected future interest crediting rates for employee balances. The increase in the net pension cost for fiscal year 2009 compared to fiscal year 2008 primarily reflects lower than expected return on plan assets during 2008.
The Company maintains an unfunded postretirement healthcare benefit plan covering the majority of its employees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

Fiscal Years	2010	2009	2008
Service cost	$1.4	$1.2	$1.0
Interest cost	0.9	0.8	0.8
Amortization of prior service credit	(4.2)	(4.2)	(4.2)
Net amortization of actuarial losses	0.5	0.5	0.5

Net postretirement benefit credit	$(1.4)	$(1.7)	$(1.9)

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

Changes in Plan Assets, Benefit Obligation and Funded Status. Summarized information about the funded status and the changes in plan assets and benefit obligation is as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
Fiscal Years	2010	2009	2010	2009
Fair value of plan assets at beginning of year	$147.6	$119.2	$—	$—
Actual return on plan assets	21.1	23.2	—	—
Company contributions	27.8	11.5	0.6	0.7
Employee contributions	—	—	0.5	0.4
Benefits paid	(7.1)	(6.3)	(1.1)	(1.1)

Fair value of plan assets at end of year	$189.4	$147.6	$—	$—

Benefit obligation at beginning of year(1)	$214.5	$192.9	$15.6	$14.1
Service cost	25.6	24.3	1.4	1.2
Interest cost	13.5	13.2	0.9	0.8
Employee contributions	—	—	0.5	0.4
Actuarial (gains) losses	7.1	(9.6)	1.3	0.2
Benefits paid	(7.1)	(6.3)	(1.1)	(1.1)

Benefit obligation at end of year(1)	$253.6	$214.5	$18.6	$15.6

Underfunded status at end of year	$(64.2)	$(66.9)	$(18.6)	$(15.6)

(1)	Represents the projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other postretirement benefits.
The pension and other postretirement benefits liabilities recognized at December 25, 2010 and December 26, 2009 are as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Accrued expenses and other current liabilities	$(0.1)	$(0.1)	$(0.6)	$(0.7)
Other noncurrent liabilities	(64.1)	(66.8)	(18.0)	(14.9)

Total pension and other postretirement liabilities	$(64.2)	$(66.9)	$(18.6)	$(15.6)

The accumulated benefit obligation for defined benefit pension plans was $200.7 million and $172.6 million at December 25, 2010 and December 26, 2009, respectively, and the projected benefit obligation for defined benefit pension plans was $253.6 million and $214.5 million at December 25, 2010 and December 26, 2009, respectively. The projected benefit obligation amounts are higher because they include projected future salary increases through expected retirement.
Net actuarial gains and losses reflect experience differentials relating to differences between expected and actual returns on plan assets, differences between expected and actual demographic changes, differences between expected and actual healthcare cost increases, and the effects of changes in actuarial assumptions. Net actuarial gains and losses, in excess of certain thresholds, are amortized into the consolidated statement of income over the 12-year average remaining service life of participants. See “—Subsequent Events” below for more information.

The net gain or loss and net prior service cost or credit recognized in other comprehensive income and reclassification adjustments for the periods presented, pre-tax, are as follows ($ in millions):

		Other Postretirement
	Pension Benefits	Benefits
Balances at December 27, 2008, pre-tax	$75.8	$(29.4)
Loss (gain) arising during period	(22.9)	0.2
Amortization of actuarial loss included in net periodic benefit cost	(5.4)	(0.5)
Amortization of prior service (cost) credit	(0.2)	4.2

Balances at December 26, 2009, pre-tax	$47.3	$(25.5)
Loss (gain) arising during period	(1.7)	1.3
Amortization of actuarial loss included in net periodic benefit cost	(2.1)	(0.5)
Amortization of prior service (cost) credit	(0.2)	4.2

Balances at December 25, 2010, pre-tax	$43.3	$(20.5)

See Note 2, “Summary of Significant Accounting Policies—Other Comprehensive Income and Accumulated Other Comprehensive Income,” for more information.
Actuarial Assumptions. Actuarial weighted average assumptions used in determining plan information are as follows:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.10%	5.70%	6.00%	5.30%	5.85%	6.00%
Salary growth rate	4.50%	4.50%	4.50%	—	—	—

Weighted average assumptions used to determine net cost for the fiscal year ended:
Discount rate	5.70%	6.00%	6.00%	5.85%	6.00%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%	—	—	—
Salary growth rate	4.50%	4.50%	4.50%	—	—	—
The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. The expected return on plan assets is determined by multiplying the expected long-term rate of return by the fair value of the plan assets and contributions, offset by expected return on expected benefit payments. In developing the expected rate of return, the Company considers long-term compounded annualized returns of historical market data, as well as historical actual returns on our plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset class and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories.
Future costs of the amended postretirement benefit healthcare plan are being capped based on 2004 costs. As a result, employer liability is not affected by healthcare cost trend.
Pension Plan Assets. The Company believes the oversight of the investments held under its pension plans is rigorous and the investment strategies are prudent. The investment objectives of the Company’s qualified pension plan are designed to generate total asset returns both sufficient to meet its expected future benefit obligations, as well as returns greater than its policy benchmark reflecting the target weights of the asset classes used in its strategic asset allocation investment policy. The plan’s targeted strategic allocation to each asset class was determined through an asset/liability modeling study. The strategic asset allocation targets approximately 70 percent in equity securities and 30 percent in fixed income and diversification within specific asset classes of these broad categories. The Company believes that the portfolio’s equity weighting strategy is consistent with investment goals and risk management practices applicable to the long-term nature of the plan’s benefit obligation. The precise amount for which the benefit obligations will be settled depends on future events, including interest rates, salary increases, and the life expectancy of the plan’s members. The obligations are estimated using actuarial assumptions, based on the current economic environment.

The following tables set forth the target allocation for 2011 by asset class and the plan assets at fair value at the year-end 2010 and year-end 2009 reporting dates by level within the fair value hierarchy ($ in millions):

		Percent of
	Target	Plan Assets
	Allocation	at Year-end	December 25,
Asset Class	2011	2010	2010	Level 1(1) (2)	Level 2(3)
U.S. equity securities	50 – 60%	58%
U.S. large-cap			$60.4	$19.8	$40.6	(4)
U.S. small/mid-cap			50.0	29.7	20.3	(5)
International equity securities	12 – 18%	15%	28.4	28.4	—
Fixed income	27 – 33%	27%	50.6	25.1	25.5	(6)

Total		100%	$189.4	$103.0	$86.4

	Percent of
	Plan Assets
	at Year-end	December 26,
Asset Class	2009	2009	Level 1(1) (2)	Level 2(3)
U.S. equity securities	57%
U.S. large-cap		$43.9	$27.1	$16.8	(4)
U.S. small/mid-cap		39.6	39.6	—
International equity securities	13%	19.9	19.9	—
Fixed income	30%	44.2	23.5	20.7	(6)

Total	100%	$147.6	$110.1	$37.5

(1)	See Note 4, “Fair Value Disclosures,” for a description of the fair value hierarchy.

(2)	Investments classified as Level 1 are valued at the readily available quoted price from an active market where there is significant transparency in the executed quoted price. At year-end 2010, these investments consist of 100% mutual funds and at year-end 2009, these investments consist of 75% mutual funds and 25% common stock. Mutual funds are valued at the net asset value of shares held by the pension plan at year-end.

(3)	Assets classified as Level 2 include units held in common collective trust funds and mutual funds, which are valued based on the net asset values reported by the funds’ investment managers, and a short-term fixed income investment fund which is valued using other significant observable inputs such as quoted prices for comparable securities.

(4)	Consists of a common collective trust that invests in common stock of S&P 500 companies, and at year-end 2010, also includes a mutual fund that invests in US large-cap common stock.

(5)	Consists of a mutual fund that invests in US mid-cap common stock.

(6)	Primarily consists of a common collective trust that invests in passive bond market index lending funds and a short-term investment fund.
Cash Flows.
Employer Contributions. The Company expects to contribute a cash payment for the remaining minimum pension funding requirement of $28.6 million under the Internal Revenue Code (“IRC”) during 2011 for the 2010 plan year.

Estimated Future Benefit Payments. As of December 25, 2010, the following benefit payments, which reflect expected future service, as appropriate, were expected to be paid ($ in millions):

		Other
	Pension	Postretirement
Fiscal Years	Benefits(1)	Benefits(1)
2011	$17.1	$0.6
2012	$19.3	$0.6
2013	$21.2	$0.6
2014	$22.8	$0.6
2015	$23.9	$0.7
2016-2020	$144.8	$6.9

(1)	These amounts do not reflect the subsequent plan amendments discussed under “—Subsequent Events” below.
Other Plans.
The Company sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the IRC. Contributions to the plans are based on employee contributions and a Company matching contribution. The Company’s matching contributions to the plans were $44.8 million in 2010, $37.6 million in 2009 and $34.8 million in 2008.
Subsequent Events.
In January 2011, the Company amended its postretirement healthcare benefit plan, discontinuing the benefit for all active non-retirement eligible employees. The Company had previously reduced and capped the benefit through a 2003 plan amendment, the effect of which resulted in a prior service credit reflected as a component of accumulated other comprehensive loss in stockholders’ equity. The prior service credit is associated with the plan in place before the Company became an independent, publicly traded enterprise in 2003. The unamortized balance of the prior service credit as of December 25, 2010 was approximately $30 million pre-tax. The elimination of the postretirement healthcare benefit for all active non-retirement eligible employees will be accounted for in the first quarter of 2011 as a curtailment of the plan resulting in a one-time gain of approximately $30 million pre-tax.
In addition, the Company amended its cash balance pension plan, freezing the benefit for all participants effective in the first quarter of 2011. The freeze of the cash balance pension plan will coincide with an enhanced 401(k) plan company match.
10. TAXES ON INCOME
Provision for Income Taxes. The components of the provision for income taxes are as follows ($ in millions):

Fiscal Years	2010	2009	2008
Current provision:
Federal	$841.9	$844.9	$664.1
State	136.1	170.1	102.3
Foreign	0.4	(2.6)	(1.2)

Total	978.4	1,012.4	765.2

Deferred provision (benefit):
Federal	(62.2)	(145.9)	(63.8)
State	(7.7)	(42.3)	(13.5)
Foreign	(1.6)	(1.2)	—

Total	(71.5)	(189.4)	(77.3)

Total provision for income taxes	$906.9	$823.0	$687.9

A reconciliation of the Company’s effective tax rates and the U.S. statutory rate is as follows:

Fiscal Years	2010	2009	2008
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	3.6	3.9	3.2
Other	0.3	0.2	0.2

Effective tax rate	38.9%	39.1%	38.4%

The Company’s 2010 effective tax rate reflects lower state income taxes and reductions associated with statute of limitations expirations. The Company’s 2009 effective tax rate reflects a fourth-quarter 2009 income tax benefit of $22 million, primarily reflecting state-related tax items. The Company’s 2008 effective tax rate reflects a net state income tax benefit of $28 million recorded in the third quarter of 2008 resulting primarily from statute of limitations expirations in certain states, partially offset by state tax law changes.
The Company may achieve additional state income tax savings in future quarters. To the extent that these state tax savings are realized, they will be recorded as a reduction to the provision for income taxes at the time the audit by the respective state taxing jurisdiction is complete or when the applicable statute of limitations has expired.
Deferred Income Taxes. Deferred income taxes at year-end consisted of ($ in millions):

	December 25, 2010		December 26, 2009
	Assets	Liabilities	Assets	Liabilities
Intangible assets	$—	$856.0	$—	$865.1
Accelerated depreciation	—	241.2	—	199.0
Allowance for doubtful accounts	40.3	—	38.0	—
Accrued expenses	63.3	—	55.6	—
Accrued rebates	96.5	—	101.3	—
Stock-based compensation	141.2	—	123.4	—
Other	92.5	83.3	54.6	36.8

Total deferred taxes	$433.8	$1,180.5	$372.9	$1,100.9

Net deferred income taxes		$746.7		$728.0

Recognized as:
Current deferred tax asset	$238.4		$230.8
Noncurrent deferred tax liability		$985.1		$958.8
Other. Income taxes payable of $53.9 million and $5.4 million as of December 25, 2010 and December 26, 2009, respectively, are reflected in accrued expenses and other current liabilities on the audited consolidated balance sheets. Liabilities for income tax contingencies are primarily included in other noncurrent liabilities on the audited consolidated balance sheets.
In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, which was completed in December 2009. In the fourth quarter of 2008, the IRS commenced a routine examination of the Company’s 2006 and 2007 U.S. income tax returns, which was completed in November 2010. The Company has agreed to extend the statute of limitations for the 2006 and 2007 tax years to December 30, 2011. The IRS proposed and the Company has recorded certain adjustments to the Company’s 2006 and 2007 tax returns, which did not have a material impact on the consolidated financial statements. The Company is also undergoing various routine examinations by state and local tax authorities for various filing periods.
During the third quarter of 2006, the Company recorded income taxes receivable associated with the IRS approval of an accounting method change for the timing of the deductibility of certain rebates passed back to clients. The income taxes receivable balance including interest was $4.0 million at December 25, 2010. The income taxes receivable balance including interest was $198.3 million at December 26, 2009, of which $171.9 million represented a receivable from the IRS. The federal portion was received in the first quarter of 2010 and the majority of the state portion was received by fiscal year-end 2010. The Company expects to collect the remaining income taxes receivable representing the taxes due from various states plus interest in 2011.

Liabilities for Income Tax Contingencies. The Company’s total gross liabilities for income tax contingencies as of December 25, 2010 amounted to $118.8 million, remain subject to audit, and may be released on audit closure or as a result of the expiration of statutes of limitations. A reconciliation of the beginning and ending gross liabilities for income tax contingencies is as follows ($ in millions):

Fiscal Years	2010	2009	2008
Liabilities, beginning of year	$99.9	$78.3	$104.5
Gross increases, acquisition effects	0.7	—	—
Gross increases, prior period tax positions	19.5	35.6	17.2
Gross decreases, prior period tax positions	(12.4)	(8.4)	(7.1)
Gross increases, current period tax positions	34.1	18.7	0.9
Settlements	(8.5)	(14.6)	(0.1)
Lapse of statutes of limitations	(14.5)	(9.7)	(37.1)

Liabilities, end of year	$118.8	$99.9	$78.3

For the year ended December 25, 2010, there was a net increase of $18.9 million in the total gross liabilities for income tax contingencies primarily associated with current and prior period tax positions. For the year ended December 26, 2009, there was a net increase of $21.6 million in the total gross liabilities for income tax contingencies primarily associated with current period tax positions. As of December 25, 2010, if the Company’s liabilities for income tax contingencies were reversed into income from expense, income tax expense would be reduced by $75.9 million, net of federal income tax expense. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2015. In addition, approximately 18% of the income tax contingencies are anticipated to settle over the next twelve months.
The Company had approximately $8.6 million and $10.8 million accrued at December 25, 2010 and December 26, 2009, respectively, for interest related to liabilities for income tax contingencies. The Company’s results of operations include income, net, related to the reduction in liabilities for income tax contingencies of $2.2 million in 2010 and $3.4 million in both 2009 and 2008. The Company has had no significant penalties for liabilities for income tax contingencies.
11. STOCK-BASED COMPENSATION
Overview. The Compensation Committee of the Company’s Board of Directors regularly reviews the Company’s compensation structure and practices, including the timing of its stock-based awards. The Audit Committee of the Company’s Board of Directors also reviews the Company’s option-granting practices from time to time. The Company grants options to employees and directors to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years (director options vest in one year) and expire within 10 years from the date of the grant. Vested options held by employees may expire earlier following termination of employment. The post-termination exercise period varies from three months for a voluntary termination to the full remaining term for termination of employment following a change in control. Directors always have the full term to exercise vested options. All option exercises are subject to restrictions on insider trading, and directors, officers and certain other employees with regular access to material information are subject to quarterly restrictions on trading. Under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as of December 25, 2010, 12.1 million shares of the Company’s common stock are available for awards. As of December 25, 2010, under the terms of the Accredo Health, Incorporated 2002 Long-Term Incentive Plan as amended and restated on August 18, 2005, there are 0.4 million shares of the Company’s common stock available for awards.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Medco volatility assumption is based on the Company’s stock price volatility. The Company uses historical data to estimate the expected option life. The expected option life represents the period of time that options granted are expected to be outstanding. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted for fiscal years 2010, 2009 and 2008 was $16.15, $11.40 and $14.60, respectively. The weighted average assumptions utilized for options granted during the periods presented are as follows:

Fiscal Years	2010	2009	2008
Medco stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	—	—	—
Risk-free interest rate	2.3%	2.0%	2.8%
Expected volatility	23.0%	27.0%	27.0%
Expected life (years)	5.2	5.0	5.0
Stock Option Plans. Summarized information related to stock options held by the Company’s employees and directors is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in thousands)	Exercise Price	Term	(in millions)
Outstanding at December 26, 2009	26,317.8	$34.14
Granted	5,982.7	62.95
Exercised	(4,273.9)	29.24
Forfeited	(390.8)	49.95

Outstanding at December 25, 2010	27,635.8	$40.91	6.61	$576.6

Exercisable at December 25, 2010	16,225.0	$31.97	5.36	$477.4

The total intrinsic value of options exercised during fiscal years 2010, 2009 and 2008 was $128.7 million, $202.6 million and $89.0 million, respectively.
The portion of the value that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. Net income, as reported, includes stock-based compensation expense related to stock options for fiscal years 2010, 2009 and 2008 of $48.5 million ($78.4 million pre-tax), $45.3 million ($74.8 million pre-tax) and $39.8 million ($65.7 million pre-tax), respectively. As of December 25, 2010, there was $87.5 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.9 years. The total grant date fair value of shares vested during fiscal years 2010, 2009 and 2008 was $78.2 million, $70.0 million and $65.7 million, respectively. The Company expects the majority of outstanding non-vested options to vest. The activity related to non-vested options is as follows:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at December 26, 2009	12,011.1	$12.30
Granted	5,982.7	16.15
Vested	(6,318.9)	12.38
Forfeited	(264.1)	13.18

Non-vested at December 25, 2010	11,410.8	$14.48

Restricted Stock Units. The Company grants restricted stock units to employees and directors. Restricted stock units generally vest after three years (director restricted stock units vest in one year). The fair value of restricted stock units granted is determined by the product of the number of shares granted and the grant-date market price of the Company’s common stock. The fair value of the restricted stock units is expensed on a straight-line basis over the requisite service period. Net income, as reported, includes stock-based compensation expense related to restricted stock units for fiscal years 2010, 2009 and 2008 of $45.2 million ($73.0 million pre-tax), $41.2 million ($68.1 million pre-tax) and $38.3 million ($63.1 million pre-tax), respectively.
Upon vesting, certain employees and directors may defer conversion of the restricted stock units to common stock. Restricted stock units granted to directors are required to be deferred until their service on the Board of Directors ends. Summarized information related to restricted stock units held by the Company’s employees and directors is as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value
Restricted Stock Units	(in thousands)	(in millions)
Outstanding at December 26, 2009	5,781.4
Granted	1,576.4
Converted	(2,126.3)
Forfeited	(160.3)

Outstanding at December 25, 2010	5,071.2	$311.2

Vested and deferred at December 25, 2010	678.6	$41.6

The weighted average grant-date fair value of restricted stock units granted during fiscal years 2010, 2009 and 2008 was $61.60, $40.71 and $50.15, respectively. The total intrinsic value of restricted stock units converted during fiscal years 2010, 2009 and 2008 was $120.1 million, $66.9 million and $86.8 million, respectively.
Summarized information related to non-vested restricted stock units held by the Company’s employees and directors is as follows:

		Weighted
	Number of	Average
	Shares	Grant-Date
Non-vested Restricted Stock Units	(in thousands)	Fair Value
Non-vested at December 26, 2009	5,051.0	$41.21
Granted	1,576.4	61.60
Vested	(2,074.5)	35.42
Forfeited	(160.3)	49.18

Non-vested at December 25, 2010	4,392.6	$50.43

As of December 25, 2010, there was $99.1 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.9 years. The total grant-date fair value of restricted stock units vested during fiscal years 2010, 2009 and 2008 was $73.5 million, $50.7 million and $50.2 million, respectively. The Company expects the majority of non-vested restricted stock units to vest.
The above share data has been retrospectively adjusted to reflect the January 24, 2008 two-for-one stock split. See Note 1, “Background and Basis of Presentation,” for more information.
12. SHARE REPURCHASE PROGRAMS
Since 2005, when the Company commenced its first share repurchase program, the Company has executed share repurchases of 256.2 million shares at a cost of $11.1 billion and at an average per-share cost of $43.18 through fiscal year-end 2010. During fiscal year 2010, the Company repurchased 69.9 million shares at a total cost of $4,124.8 million with an average per-share cost of $58.97 under its share repurchase programs. Under the Company’s November 2008 share repurchase program, which was completed in May 2010, the Company repurchased 57.5 million shares at an average per-share cost of $52.15 and at a total cost of $3 billion.

In May 2010, the Company’s Board of Directors approved a $3 billion share repurchase program (the “2010 Program”), authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing May 17, 2010. During fiscal year 2010, the Company repurchased 44.9 million shares at a total cost of $2,563.3 million and at an average per-share cost of $57.13 under the 2010 Program.
The Company completed the 2010 Program in fiscal January 2011 and in February 2011, the Company’s Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing February 24, 2011.
The timing and extent of any repurchases depend upon market conditions, corporate requirements and other factors. The Company intends to fund share repurchases with the Company’s existing cash balances and operating cash flows. The Company’s Board of Directors periodically reviews the Company’s share repurchase programs and approves the associated trading parameters.
13. SEGMENT AND GEOGRAPHIC DATA
Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies, as well as diabetes testing supplies and related products to the Company’s clients and members or patients, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. It is expected that Europa Apotheek will be contributed to a recently formed joint venture, Medco Celesio B.V., in the first quarter of fiscal 2011. Commencing on the September 16, 2010 acquisition date, the PBM segment also includes the operating results of UBC, which extends the Company’s core capabilities in data analytics and research.
The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of primarily complex and potentially life-threatening diseases, including specialty infusion services. The Company defines the Specialty Pharmacy segment based on a product set and associated services, broadly characterized to include drugs that are usually high-cost, developed by biotechnology companies and often injectable or infusible, and may require elevated levels of patient support. When dispensed, these products frequently require ancillary administration equipment, special packaging, and a higher degree of patient-oriented customer service, including in-home nursing services and administration. Specialty pharmacy products and services are often covered through client PBM contracts. Specialty pharmacy products and services are also covered through medical benefit programs with the primary payors being insurance companies and government programs, and patients for amounts due for co-payments and deductibles.
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

	December 25, 2010			December 26, 2009			December 27, 2008
		Specialty			Specialty			Specialty
For Fiscal Years Ended:	PBM(1)	Pharmacy	Total(1)	PBM	Pharmacy	Total	PBM(2)	Pharmacy	Total(2)

Product net revenues	$53,643.3	$11,246.1	$64,889.4	$49,526.2	$9,435.2	$58,961.4	$42,678.5	$7,897.7	$50,576.2
Service revenues	975.7	103.2	1,078.9	750.5	92.3	842.8	605.3	76.5	681.8

Total net revenues	54,619.0	11,349.3	65,968.3	50,276.7	9,527.5	59,804.2	43,283.8	7,974.2	51,258.0
Total cost of revenues	51,060.1	10,573.1	61,633.2	46,951.5	8,825.7	55,777.2	40,186.2	7,343.4	47,529.6
Selling, general and administrative expenses	1,255.1	295.3	1,550.4	1,158.3	297.2	1,455.5	1,120.0	305.0	1,425.0
Amortization of intangibles	244.7	42.7	287.4	258.1	47.5	305.6	240.5	44.6	285.1

Operating income	$2,059.1	$438.2	$2,497.3	$1,908.8	$357.1	$2,265.9	$1,737.1	$281.2	$2,018.3

Reconciling items to income before provision for income taxes:
Interest expense			172.5			172.5			233.7
Interest (income) and other (income) expense, net			(9.4)			(9.9)			(6.2)

Income before provision for income taxes			$2,334.2			$2,103.3			$1,790.8

Capital expenditures	$219.2	$30.9	$250.1	$209.1	$29.7	$238.8	$258.5	$28.4	$286.9

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes Europa Apotheek’s operating results commencing on the April 28, 2008 acquisition date, and for the subsequent periods.

	As of December 25, 2010			As of December 26, 2009
		Specialty			Specialty
Identifiable Assets:	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$13,360.3	$3,737.0	$17,097.3	$14,226.8	$3,688.7	$17,915.5
Geographic Information. The Company’s net revenues from its foreign operations represented less than 1% of the Company’s consolidated net revenues for fiscal years 2010, 2009 and 2008. All other revenues are earned in the United States.
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
In accordance with the FASB’s standard on accounting for contingencies, the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These assessments can involve a series of complex judgments about future events and may rely heavily on estimates and assumptions that have been deemed reasonable by management. Due to the uncertainty surrounding the issues involved in each of the below matters and based on the facts and circumstance of each matter known to date, the Company believes that an estimate of any loss or range of loss that may be incurred cannot be made at this time.
Government Proceedings and Requests for Information. The Company is aware of the existence of three qui tam matters—two are sealed and in the third, the government has declined to intervene and the complaint has been unsealed. The sealed first action is filed in the Eastern District of Pennsylvania and it appears to allege that the Company billed government payors using invalid or out-of-date national drug codes (“NDCs”). The sealed second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of these two qui tam matters during settlement negotiations on an unrelated matter with the Department of Justice in 2006. The Company does not know the identities of the relators in either of these matters. The Company is not able to predict with certainty the timing or outcome of these matters.
The third qui tam matter relates to PolyMedica, a subsidiary of the Company acquired in the fourth quarter of 2007. The Company learned that the Government declined to intervene in the qui tam matter. This matter is progressing as a civil litigation, United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al., in the U.S. District Court for the Southern District of Florida, although the government could decide to intervene at any point during the course of the litigation. The complaint largely includes allegations regarding the application of invoice payments. In July 2010, the U.S. District Court for the Southern District of Florida dismissed the action without prejudice. The plaintiffs re-filed the complaint and upon a motion to dismiss, the U.S. District Court for the Southern District of Florida dismissed the complaint with prejudice in October 2010. The matter is currently on appeal.
In April 2010, the Attorney General for the State of California requested information from the Company about a former consultant engaged by the Company in 2004. The Company has been, and will continue to voluntarily provide information related to this request, including providing various documents and making certain current and former employees available for depositions. In February 2011, the Company received a telephonic inquiry from the staff of the Securities and Exchange Commission with respect to its investigation relating to this former consultant. The Company intends to voluntarily provide information as requested. The Company is not able to predict with certainty the timing or outcome of these matters.
ERISA and Similar Litigation. In December 1997, a lawsuit captioned Gruer v. Merck-Medco Managed Care, L.L.C. was filed in the U.S. District Court for the Southern District of New York against Merck & Co., Inc. (“Merck”) and the Company. The suit alleged that the Company should be treated as a “fiduciary” under the provisions of ERISA (the Employee Retirement Income Security Act of 1974) and that the Company had breached fiduciary obligations under ERISA in a variety of ways. After the Gruer case was filed, a number of other cases were filed in the same Court asserting similar claims. In December 2002, Merck and the Company agreed to settle the Gruer series of lawsuits on a class action basis for $42.5 million, and agreed to certain business practice changes, to avoid the significant cost and distraction of protracted litigation. In September 2003, the Company paid $38.3 million to an escrow account, representing the Company’s portion, or 90%, of the proposed settlement. After many years of additional court proceedings, including appeals, the settlement became final in 2010 and in December 2010, the final settlement funds were distributed to the eligible class member plans.
The plaintiffs in two of the remaining actions in the Gruer series of cases, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., and United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc., elected to opt out of the settlement. In June 2010, the Company filed for summary judgment against both of these plaintiffs.

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
Purchase Commitments
As of December 25, 2010, the Company has contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and brand-name pharmaceutical manufacturers, the majority of which are associated with the Company’s Specialty Pharmacy business, and are either contracts for fixed amounts or contracts for fixed amounts plus a variable component. The contracts for fixed amounts include firm commitments of $326.3 million for 2011. The contracts with fixed amounts plus a variable component include firm commitments of $89.6 million for 2011, with additional commitments through 2012 that are subject to price increases or variable quantities based on patient usage or days on hand. The Company also has purchase commitments for diabetes supplies of $32.5 million, technology-related agreements of $50.8 million and advertising commitments of $2.0 million.
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
Audit Committee’s Responsibility
The Audit Committee of the Board of Directors, which is comprised solely of independent directors in accordance with the requirements of the New York Stock Exchange, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Company’s corporate governance policies, meets regularly with our independent registered public accounting firm, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the related audit efforts. The Audit Committee is responsible for the engagement of our independent registered public accounting firm. Our independent registered public accounting firm and internal auditors have free access to the Audit Committee.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives described above were met as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (the “COSO criteria”).

In conducting Medco’s evaluation of the effectiveness of its internal control over financial reporting, Medco has excluded United BioSource Corporation (“UBC”) from its assessment of internal control over financial reporting because it was acquired by the Company in a purchase business combination during 2010. UBC is a wholly-owned subsidiary whose total assets and total revenues represent 5.8% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2010. Based on its assessment, management has concluded that, as of December 25, 2010, the Company’s internal control over financial reporting is effective based on the COSO criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 25, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s controls performed during the quarter ended December 25, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Additional Information
On September 16, 2010, the Company completed the acquisition of UBC. See Note 3, “Acquisitions of Businesses and Joint Ventures,” to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of the acquisition and related financial data. The Company is in the process of reviewing UBC’s operations and will be conducting a review of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. This process may result in additions to or changes in the Company’s internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Matters to be Considered at the Annual Meeting—Proposal 1. Election of Directors,” “Corporate Governance and Related Matters—Board and Committee Membership—Audit Committee,” “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in our Proxy Statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”). Information required by this Item 10 with respect to executive officers of the Company is contained under the heading “Executive Officers of the Company” in Part I of this Form 10-K.
The Company has adopted a Code of Conduct applicable to all directors, employees and officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions). The Company’s Code of Conduct is available on our website at http://www.medcohealth.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at http://www.medcohealth.com.

Item 11.	Executive Compensation.
Information required by this Item 11 is incorporated by reference to the discussion under the headings “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Related Matters—Compensation Committee Interlocks and Insider Participation” in our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information required by this Item 12 is incorporated by reference to the discussion under the caption “Ownership of Securities” and “Other Matters—Equity Compensation Plan Information” in our 2011 Proxy Statement.
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
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of February 15, 2011(1):

				Number of
	Number of Shares			Shares Sold	Projected	Projected
	to be Sold Under			Under the	Beneficial	Aggregate
Name and Position	the Plan(2)		Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John P. Driscoll(6) President, New Markets	75,533	(6)	Option exercise of 66,333 shares shall occur when stock reaches specific prices; sale of 9,200 previously acquired shares shall occur when stock reaches a specific price.(6)	135,420	113,501	342,109

Robert S. Epstein President, Advanced Clinical Science and Research and Chief Clinical Research and Development Officer	70,532		Option exercise of 35,220 shares shall occur when stock reaches a specific price; sale of 35,312 previously acquired shares shall occur when stock reaches a specific price.	0	194,824	248,054

Steven R. Fitzpatrick President, Accredo Health, Inc.	117,585		Option exercise of 117,585 shares shall occur when stock reaches a specific price; the plan also includes the exercise of 18,262 Incentive Stock Options.	0	79,813	179,070

Brian T. Griffin President, International and Chief Executive Officer, Medco Celesio B.V.	61,806		Option exercise of 61,806 shares shall occur when stock reaches a specific price.	206,358	53,877	301,673

Laizer D. Kornwasser(6) Senior Vice President, Retail, Mail and Diabetes Markets	45,923	(6)	Option exercise of 45,923 shares shall occur when stock reaches specific price.(6)	35,220	69,128	231,451

Thomas M. Moriarty(6) General Counsel, Secretary and Senior Vice President, Pharmaceutical Strategies and Solutions	33,678	(6)	Option exercise of 33,678 shares shall occur when stock reaches a specific price.(6)	80,854	75,765	324,034

Karin V. Princivalle Senior Vice President, Human Resources	35,220		Option exercise of 35,220 shares shall occur when stock reaches a specific price.	0	83,213	209,450

Jack A. Smith Senior Vice President, Chief Marketing Officer	44,440		Option exercise of 36,600 shares shall occur when stock reaches specific prices; sale of 7,840 previously acquired shares shall occur when stock reaches a specific price.	0	148,779	280,151

Glen D. Stettin Senior Vice President and Chief Medical Officer	27,524		Option exercise of 23,476 shares shall occur when stock reaches specific prices; sale of 4,048 previously acquired shares shall occur when stock reaches a specific price.	0	9,904	57,468

Timothy C. Wentworth Group President, Employer/Key Accounts	56,186		Option exercise of 56,186 shares shall occur when stock reaches a specific price.	0	57,396	302,915

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through February 15, 2011.

(2)	This column reflects the number of shares remaining to be sold as of February 15, 2011.

(3)	This column reflects the number of shares sold under the plan through February 15, 2011.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 15, 2011, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 15, 2011 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 15, 2011, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 15, 2011 outside of the plan.

(6)	The trading plans for Messrs. Driscoll, Kornwasser and Moriarty also cover 100 percent of the net shares that will be delivered upon the vesting of restricted stock units granted to the executives on February 22, 2008, after the payment of withholding taxes and provided the stock reaches a specific price. The exact number of shares cannot be determined prior to the vesting date. As a result, the shares are not reflected in this table.
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our directors in effect as of February 15, 2011(1):

Number of
	Number of		Shares Sold	Projected	Projected
	Shares to be Sold		Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

Blenda J. Wilson Director	3,500	Option exercise of 3,500 shall trigger if stock reaches a specific price.	7,250	57,150	65,550

(1)	This table does not include any trading plans entered into by any director that have been terminated or expired by their terms or have been fully executed through February 15, 2011.

(2)	This column reflects the number of shares remaining to be sold as of February 15, 2011.

(3)	This column reflects the number of shares sold under the plan through February 15, 2011.

(4)	This column reflects an estimate of the number of whole shares each identified director will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 15, 2011, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 15, 2011 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified director will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 15, 2011, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 15, 2011 outside of the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to the discussions under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters—Director Independence,” in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.
Information about the fees for 2010 and 2009 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2011 Annual Meeting of Shareholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2011 Annual Meeting of Shareholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report:

(1) Financial Statements. The following financial statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 25, 2010 and December 26, 2009

Consolidated Statements of Income for the Years Ended December 25, 2010, December 26, 2009 and December 27, 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 27, 2008, December 26, 2009 and December 25, 2010

Consolidated Statements of Cash Flows for the Years Ended December 25, 2010, December 26, 2009 and December 27, 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3) Exhibits:

Exhibit
Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Medco Health Solutions, Inc. as of May 12, 2010. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 14, 2010.

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc. as of May 12, 2010. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 14, 2010.

4.1	Form of Medco Health Solutions, Inc. common stock certificate. Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Form 10, File No. 1-31312, filed July 25, 2003.

4.2
Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s 7.25% senior notes due 2013. Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

4.3
Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s 6.125% senior notes due 2013, 7.125% senior notes due 2018, 2.75% senior notes due 2015 and 4.125% senior notes due 2020. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2008.

4.4
The instruments defining the rights of the holders of the 6.125% senior notes due 2013 and the 7.125% senior notes due 2018 are incorporated by reference to Exhibits 4.2 and 4.3 to the Registrant’s Current Report on
Form 8-K filed March 18, 2008, respectively.

4.5
The instruments defining the rights of the holders of the 2.75% senior notes due 2015 and the 4.125% senior notes due 2020 are incorporated by reference to Exhibits 4.1 and 4.2 to the Registrant’s Current Report on Form 8-K filed September 10, 2010, respectively.

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

10.3
Amendment No. 1 dated July 27, 2009 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed February 23, 2010.

Exhibit
Number		Exhibit Description

10.4
Amendment No. 2 dated July 26, 2010 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 2, 2010.

10.5	*
Amendment No. 3 dated November 3, 2010 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent.

10.6	†	Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 29, 2005.

10.7	†	Medco Health Solutions, Inc. 2006 Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2006.

10.8	†	Medco Health Solutions, Inc. 2006 Change in Control Executive Severance Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 7, 2006.

10.9
Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.10
Tax Responsibility Allocation Agreement, dated as of August 12, 2003, between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.11	†	Employment Agreement with David B. Snow, Jr., dated as of February 10, 2009. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

10.12	†
Assignment and Assumption Agreement, dated as of December 27, 2009 to the February 10, 2009 Employment Agreement with David B. Snow, Jr. Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 23, 2010.

10.13	†	Medco Health Solutions, Inc. Executive Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005, File No. 001-31312.

10.14	†	Performance Goals for 2011 under the Registrant’s Executive Annual Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 7, 2011.

10.15	†
Form of terms and conditions for director stock option and restricted stock unit awards. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005, File No. 001-31312.

Exhibit
Number		Exhibit Description

10.16	†	Accredo Health, Incorporated 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 24, 2005.

10.17	†
Form of terms and conditions of the 2008 Restricted Stock Unit Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

10.18	†
Form of terms and conditions of 2008 Non-Qualified Stock Option Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

10.19	†	Medco Health Solutions, Inc. Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

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

12.1	*	Statement of Consolidated Ratios of Earnings to Fixed Charges.

21.1	*	List of Subsidiaries.

23.1	*	Consent of PricewaterhouseCoopers LLP, dated February 22, 2011.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit Description

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

MEDCO HEALTH SOLUTIONS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
($ in millions)
Allowance for Doubtful Accounts Receivable:

	Balance at
	Beginning				Balance at
	of Period	Other	Provision	Write-offs(1)	End of Period

Fiscal Year Ended December 25, 2010	$133.3	$2.8	$130.5	$(116.9)	$149.7

Fiscal Year Ended December 26, 2009	$120.0	$0.2	$133.1	$(120.0)	$133.3

Fiscal Year Ended December 27, 2008	$130.0	$1.0	$91.8	$(102.8)	$120.0

(1)	Uncollectible accounts, net of recoveries.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medco Health Solutions, Inc.
/s/ David B. Snow, Jr.
Name:	David B. Snow, Jr.
Title: Date:	Chairman and Chief Executive Officer February 22, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 22, 2011	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Dated: February 22, 2011	/s/ Richard J. Rubino
	Name:	Richard J. Rubino
	Title:	Senior Vice President, Finance and Chief Financial Officer

Dated: February 22, 2011	/s/ Gabriel R. Cappucci
	Name:	Gabriel R. Cappucci
	Title:	Senior Vice President and Controller, Chief Accounting Officer

Dated: February 22, 2011	/s/ Howard W. Barker, Jr.
	Name:	Howard W. Barker, Jr.
	Title:	Director

Dated: February 22, 2011	/s/ John L. Cassis
	Name:	John L. Cassis
	Title:	Director

Dated: February 22, 2011	/s/ Michael Goldstein
	Name:	Michael Goldstein
	Title:	Director

Dated: February 22, 2011	/s/ Charles M. Lillis, Ph.D.
	Name:	Charles M. Lillis, Ph.D.
	Title:	Director

Dated: February 22, 2011	/s/ Myrtle S. Potter
	Name:	Myrtle S. Potter
	Title:	Director

Dated: February 22, 2011	/s/ William L. Roper, M.D., M.P.H.
	Name:	William L. Roper, M.D., M.P.H.
	Title:	Director

Dated: February 22, 2011	/s/ David D. Stevens
	Name:	David D. Stevens
	Title:	Director

Dated: February 22, 2011	/s/ Blenda J. Wilson, Ph.D.
	Name:	Blenda J. Wilson, Ph.D.
	Title:	Director