Form 10-Q
period 2011-03-26
MEDCO HEALTH SOLUTIONS INC
filed 2011-04-28
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 15, 2011, the registrant had 399,799,325 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	March 26,	December 25,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$127.1	$853.4
Short-term investments	44.0	56.7
Manufacturer accounts receivable, net	1,915.7	1,895.1
Client accounts receivable, net	2,322.7	2,553.1
Inventories, net	1,108.8	1,013.2
Prepaid expenses and other current assets	75.7	75.8
Deferred tax assets	239.8	238.4

Total current assets	5,833.8	6,685.7
Property and equipment, net	986.3	993.6
Goodwill	6,963.9	6,939.5
Intangible assets, net	2,354.5	2,409.8
Other noncurrent assets	72.7	68.7

Total assets	$16,211.2	$17,097.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,969.7	$3,495.4
Client rebates and guarantees payable	2,522.4	2,453.2
Accrued expenses and other current liabilities	886.9	910.2
Short-term debt	26.9	23.6

Total current liabilities	6,405.9	6,882.4
Long-term debt, net	5,001.6	5,003.6
Deferred tax liabilities	1,004.0	985.1
Other noncurrent liabilities	202.3	239.4

Total liabilities	12,613.8	13,110.5

Commitments and contingencies (See Note 7)

Stockholders’ equity:
Preferred stock, par value $0.01— authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01— authorized: 2,000,000,000 shares; issued: 669,357,640 shares at March 26, 2011 and 666,836,033 shares at December 25, 2010	6.7	6.7
Accumulated other comprehensive loss	(26.7)	(53.5)
Additional paid-in capital	8,550.3	8,463.0
Retained earnings	6,970.0	6,636.9

	15,500.3	15,053.1

Treasury stock, at cost: 269,749,305 shares at March 26, 2011 and 256,298,405 shares at December 25, 2010	(11,902.9)	(11,066.3)

Total stockholders’ equity	3,597.4	3,986.8

Total liabilities and stockholders’ equity	$16,211.2	$17,097.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended
	March 26,	March 27,
	2011	2010

Product net revenues (Includes retail co-payments of $2,513 for 2011, and $2,471 for 2010)	$16,661.8	$16,083.7
Service revenues	357.8	227.2

Total net revenues	17,019.6	16,310.9

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $2,513 for 2011, and $2,471 for 2010)	15,828.9	15,253.6
Cost of service revenues	120.4	64.6

Total cost of revenues	15,949.3	15,318.2
Selling, general and administrative expenses	387.1	350.6
Amortization of intangibles	73.2	70.5
Interest expense	51.9	40.7
Interest (income) and other (income) expense, net	2.3	(1.4)

Total costs and expenses	16,463.8	15,778.6

Income before provision for income taxes	555.8	532.3
Provision for income taxes	222.7	211.8

Net income	$333.1	$320.5

Basic weighted average shares outstanding	405.5	467.7

Basic earnings per share	$0.82	$0.69

Diluted weighted average shares outstanding	414.2	478.2

Diluted earnings per share	$0.80	$0.67

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

	Shares of	Shares		Accumulated
	Common	of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional
	Issued	Stock	Stock	Income (Loss)	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balances at December 25, 2010	666,836	256,298	$6.7	$(53.5)	$8,463.0	$6,636.9	$(11,066.3)	$3,986.8

Comprehensive income (loss):
Net income	—	—	—	—	—	333.1	—	333.1

Other comprehensive income (loss):
Foreign currency translation gain and other	—	—	—	9.5	—	—	—	9.5
Amortization of unrealized loss on cash flow hedge, net of tax of $(0.3)	—	—	—	0.6	—	—	—	0.6
Defined benefit plans, net of tax:
Net activity due to curtailments, net of tax of $(11.6)	—	—	—	17.3	—	—	—	17.3
Amortization of prior service credit included in net periodic benefit cost, net of tax of $0.4	—	—	—	(0.7)	—	—	—	(0.7)
Net gains included in net periodic benefit cost, net of tax of $(0.1)	—	—	—	0.1	—	—	—	0.1

Other comprehensive income (loss)	—	—	—	26.8	—	—	—	26.8

Total comprehensive income (loss)	—	—	—	26.8	—	333.1	—	359.9
Stock option activity, including tax benefit	1,650	—	—	—	85.9	—	—	85.9
Issuance of common stock under employee stock purchase plan	92	—	—	—	5.7	—	—	5.7
Restricted stock unit activity, including tax benefit	780	—	—	—	(4.3)	—	—	(4.3)
Treasury stock acquired	—	13,451	—	—	—	—	(836.6)	(836.6)

Balances at March 26, 2011	669,358	269,749	$6.7	$(26.7)	$8,550.3	$6,970.0	$(11,902.9)	$3,597.4

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Quarters Ended
	March 26,	March 27,
	2011	2010
Cash flows from operating activities:
Net income	$333.1	$320.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51.0	44.4
Amortization of intangibles	73.2	70.5
Deferred income taxes	(26.3)	(74.3)
Stock-based compensation on employee stock plans	40.3	37.3
Tax benefit on employee stock plans	45.8	52.7
Excess tax benefits from stock-based compensation arrangements	(17.9)	(27.5)
Other	0.6	32.1
Net changes in assets and liabilities (net of acquisition effects for 2010 only):
Manufacturer accounts receivable, net	(20.4)	(109.0)
Client accounts receivable, net	198.3	183.2
Income taxes receivable	0.4	173.5
Inventories, net	(94.8)	34.3
Prepaid expenses and other current assets	(0.3)	(5.8)
Other noncurrent assets	(8.2)	(7.9)
Claims and other accounts payable	(527.6)	(666.2)
Client rebates and guarantees payable	69.2	166.3
Accrued expenses and other current and noncurrent liabilities	(22.4)	76.2

Net cash provided by operating activities	94.0	300.3

Cash flows from investing activities:
Capital expenditures	(44.5)	(42.6)
Purchases of securities and other assets	(2.5)	(19.5)
Acquisitions of businesses, net of cash acquired	—	(19.4)
Proceeds from sale of securities and other investments	12.7	16.7

Net cash used by investing activities	(34.3)	(64.8)

Cash flows from financing activities:
Proceeds from revolving credit facility	3,612.2	—
Repayments on revolving credit facility	(3,612.2)	—
Proceeds from accounts receivable financing facility and other	253.3	5.3
Repayments under accounts receivable financing facility	(250.0)	—
Purchases of treasury stock	(836.6)	(1,229.9)
Excess tax benefits from stock-based compensation arrangements	17.9	27.5
Net proceeds (payments) from employee stock plans	29.4	(4.5)

Net cash used by financing activities	(786.0)	(1,201.6)

Net decrease in cash and cash equivalents	(726.3)	(966.1)
Cash and cash equivalents at beginning of period	853.4	2,528.2

Cash and cash equivalents at end of period	$127.1	$1,562.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments necessary for a fair presentation of the unaudited interim condensed consolidated financial statements have been included, and are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010. The Company’s first fiscal quarters for 2011 and 2010 each consisted of 13 weeks and ended on March 26, 2011 and March 27, 2010, respectively.
Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, on the unaudited interim condensed consolidated balance sheets, income taxes receivable has been combined with prepaid expenses and other current assets.
2. FAIR VALUE DISCLOSURES
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
The Company utilizes the best available information in measuring fair value. The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets recorded at fair value on a recurring basis ($ in millions):

Fair Value Measurements at Reporting Date

	March 26,
Description	2011		Level 1	Level 2
Money market mutual funds	$74.0	(1)	$74.0	$—
Fair value of interest rate swap agreements	14.4	(2)	—	14.4

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.

Fair Value Measurements at Reporting Date

	December 25,
Description	2010		Level 1	Level 2
Money market mutual funds	$225.0	(1)	$225.0	$—
Fair value of interest rate swap agreements	16.9	(2)	—	16.9

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.

The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the consolidated balance sheets at the principal amounts deposited, which equals the asset values quoted by the money market fund custodians. The fair value of the Company’s obligation under its interest rate swap agreements, which hedge interest costs on the 7.25% senior notes, is based upon observable market-based inputs that reflect the present values of the differences between estimated future fixed rate payments and future variable rate receipts, and therefore are classified within Level 2. Historically, there have not been significant fluctuations in the fair value of the Company’s financial assets.
Fair Value of Financial Instruments
The term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities have a floating interest rate and as a result, the carrying amounts of the debt, as well as the short-term and long-term investments approximated fair values as of March 26, 2011 and December 25, 2010. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their future cash flows.
The carrying amounts and the fair values of the Company’s senior notes are shown in the following table ($ in millions):

	March 26, 2011		December 25, 2010
	Carrying	Fair	Carrying	Fair
	Amount(1)	Value	Amount(1)	Value
7.25% senior notes due 2013	$498.8	$562.2	$498.7	$567.2
6.125% senior notes due 2013	299.3	325.3	299.2	327.1
2.75% senior notes due 2015	499.8	496.6	499.8	496.1
7.125% senior notes due 2018	1,190.4	1,412.0	1,190.1	1,412.2
4.125% senior notes due 2020	498.9	487.2	498.9	481.3

(1)	Reported in long-term debt, net, on the unaudited interim condensed consolidated balance sheets, net of unamortized discount.
The fair values of the senior notes are based on observable relevant market information. Fluctuations between the carrying amounts and the fair values of the senior notes for the periods presented are associated with changes in market interest rates.
3. EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended
	March 26,	March 27,
	2011	2010
Basic weighted average shares outstanding	405.5	467.7
Dilutive common stock equivalents:
Outstanding stock options, restricted stock units and restricted stock	8.7	10.5

Diluted weighted average shares outstanding	414.2	478.2

The Company treats stock options and restricted stock units granted by the Company as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For the quarters ended March 26, 2011 and March 27, 2010, there were outstanding options to purchase 11.9 million and 5.9 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the treasury stock method which primarily reflects the share price being below the option exercise price. These outstanding options may be dilutive to future EPS calculations. The decreases in the basic weighted average shares outstanding and diluted weighted average shares outstanding for the quarter ended March 26, 2011 compared to the same period in 2010 primarily result from the repurchase of approximately 269.7 million shares of stock in connection with the Company’s share repurchase programs since inception in 2005 through the first quarter of 2011, compared to an equivalent amount of 205.7 million shares repurchased inception-to-date through the end of the first quarter of 2010. The Company repurchased approximately 13.5 million shares of stock in the first quarter of 2011 compared to approximately 19.5 million shares in the first quarter of 2010. In accordance with the FASB’s earnings per share standard, treasury shares are not considered part of the basic or diluted shares outstanding.

4. ACCOUNTS RECEIVABLE
The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable, net, are presented net of allowance for doubtful accounts and include a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. As of March 26, 2011 and December 25, 2010, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $534.7 million and $524.5 million, respectively. The Company’s client accounts receivable also include receivables from the Centers for Medicare & Medicaid Services (“CMS”) for the Company’s Medicare Part D Prescription Drug Program (“Medicare Part D”) product offerings and premiums from members. As of March 26, 2011 and December 25, 2010, the CMS receivable was approximately $193.9 million and $216.1 million, respectively, the majority of which is anticipated to be collected in the fourth quarter of 2011.
The Company’s allowance for doubtful accounts as of March 26, 2011 and December 25, 2010 of $164.9 million and $149.7 million, respectively, includes $105.4 million and $97.9 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 6, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Specialty Pharmacy segment. The Company’s allowance for doubtful accounts as of March 26, 2011 and December 25, 2010 also includes $47.9 million and $38.2 million, respectively, related to certain diabetes supplies, which are primarily reimbursed by government agencies and insurance companies. In addition, the Company’s allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings.
5. PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Pension and Postretirement Benefit Cost.
The Company maintains an unfunded postretirement healthcare benefit plan for a limited number of retirees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

	Quarters Ended
	March 26,	March 27,
	2011	2010
Service cost	$0.1	$0.3
Interest cost	0.1	0.2
Amortization of prior service credit	(0.4)	(1.0)
Net amortization of actuarial losses	0.1	0.1
Gain recognized due to curtailment	(30.6)	—

Net postretirement benefit credit	$(30.7)	$(0.4)

In January 2011, the Company amended its postretirement healthcare benefit plan, discontinuing the benefit for all active non-retirement eligible employees. The Company had previously reduced and capped the benefit through a 2003 plan amendment, the effect of which resulted in a prior service credit reflected as a component of accumulated other comprehensive loss in stockholders’ equity. The prior service credit is associated with the plan in place before the Company became an independent, publicly traded company in 2003. The elimination of the postretirement healthcare benefit for all active non-retirement eligible employees was accounted for as a curtailment of the plan and resulted in a gain of $30.6 million, pre-tax, $22.6 million of which is reported in cost of product net revenues and $8.0 million of which is reported in selling, general and administrative expenses on the unaudited interim condensed consolidated statement of income for the quarter ended March 26, 2011.

The net (benefit) cost for the Company’s pension plans consisted of the following components ($ in millions):

	Quarters Ended
	March 26,	March 27,
	2011	2010
Service cost	$1.2	$6.6
Interest cost	2.5	3.3
Expected return on plan assets	(3.8)	(3.0)
Amortization of prior service cost	—	0.1
Net amortization of actuarial losses	—	0.5
Gain recognized due to plan freeze(1)	(9.7)	—

Net pension (benefit) cost	$(9.8)	$7.5

(1)	In January 2011, the Company amended its defined benefit pension plans, freezing the benefit for all participants effective in the first quarter of 2011. The freeze of the defined benefit pension plans coincided with an enhanced 401(k) plan company match.
Changes in Benefit Obligation and Funded Status. Summarized information about the funded status and benefit obligation is as follows ($ in millions):
The pension and other postretirement benefits liabilities recognized at March 26, 2011 and December 25, 2010 are as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
	March 26,	December 25,	March 26,	December 25,
	2011	2010	2011	2010
Accrued expenses and other current liabilities	$(0.1)	$(0.1)	$(0.6)	$(0.6)
Other noncurrent liabilities	(11.0)	(64.1)	(2.6)	(18.0)

Total pension and other postretirement liabilities	$(11.1)	$(64.2)	$(3.2)	$(18.6)

At December 25, 2010, the accumulated benefit obligation for the defined benefit pension plans was $200.7 million, and the projected benefit obligation was $253.6 million. The projected benefit obligation amounts were higher because they included projected future salary increases through expected retirement. Upon the freeze of the defined benefit pension plans in the first quarter of 2011, the projected benefit obligation decreased and became consistent with the accumulated benefit obligation, resulting in a decrease to the underfunded status and related balance sheet liability from $64.2 million as of December 25, 2010 to $11.1 million as of March 26, 2011.
At December 25, 2010, the accumulated postretirement benefit obligation for other postretirement benefits was $18.6 million. As a result of the aforementioned plan curtailment, the underfunded status and the related accumulated postretirement benefit obligation decreased to $3.2 million as of March 26, 2011.
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

The gain or loss due to curtailments and net prior service cost or credit recognized in other comprehensive income and reclassification adjustments for the periods presented, pre-tax, are as follows ($ in millions):

		Other Postretirement
	Pension Benefits	Benefits

Balances at December 25, 2010, pre-tax	$43.3	$(20.5)
(Loss) gain recognized due to curtailments	(43.3)	30.6
Prior service credit due to curtailment	—	(16.2)
Amortization of actuarial loss included in net periodic benefit cost	—	(0.2)
Amortization of prior service (cost) credit	—	1.1

Balances at March 26, 2011, pre-tax	$—	$(5.2)

Actuarial Assumptions. Actuarial weighted average assumptions for discount rate and salary growth rate used to determine benefit obligations at fiscal year-end 2010 have not changed. See Note 9, “Pension and Other Postretirement Benefits” to the Company’s audited consolidated financial statements included in Part II, Item 8 of its Form 10-K for the fiscal year ended December 25, 2010 for more information.
Cash Flows.
Employer Contributions. The Company expects to contribute a cash payment for the remaining minimum pension funding requirement of $28.6 million under the Internal Revenue Code (“IRC”) during 2011 for the 2010 plan year.
Estimated Future Benefit Payments. The impact of the pension plan freeze and the curtailment of the postretirement healthcare benefit plan upon the estimated future benefit payments is currently being evaluated.
Other Plans.
The Company sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the IRC. Contributions to the plans are based on employee contributions and a Company matching contribution.
6. SEGMENT AND GEOGRAPHIC DATA
Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies, as well as diabetes testing supplies and related products, to the Company’s clients and members or patients, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of Europa Apotheek Venlo B.V. (“Europa Apotheek”), which primarily provides mail-order pharmacy services in Germany. It is expected that Europa Apotheek will be contributed to a recently formed joint venture, Medco Celesio B.V., in fiscal 2011. Commencing on the September 16, 2010 acquisition date, the PBM segment also includes the operating results of United BioSource Corporation, which extends the Company’s core capabilities in data analytics and research.
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

	Quarter Ended March 26, 2011			Quarter Ended March 27, 2010
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Product net revenues	$13,605.1	$3,056.7	$16,661.8	$13,430.4	$2,653.3	$16,083.7
Service revenues	340.0	17.8	357.8	204.2	23.0	227.2

Total net revenues	13,945.1	3,074.5	17,019.6	13,634.6	2,676.3	16,310.9
Total cost of revenues	13,076.3	2,873.0	15,949.3	12,831.0	2,487.2	15,318.2
Selling, general and administrative expenses	316.7	70.4	387.1	278.7	71.9	350.6
Amortization of intangibles	62.7	10.5	73.2	59.8	10.7	70.5

Operating income	$489.4	$120.6	$610.0	$465.1	$106.5	$571.6
Reconciling items to income before provision for income taxes:
Interest expense			51.9			40.7
Interest (income) and other (income) expense, net			2.3			(1.4)

Income before provision for income taxes			$555.8			$532.3

Capital expenditures	$40.1	$4.4	$44.5	$37.2	$5.4	$42.6

	As of March 26, 2011			As of December 25, 2010
		Specialty			Specialty
Identifiable Assets:	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$12,461.1	$3,750.1	$16,211.2	$13,360.3	$3,737.0	$17,097.3
Geographic Information. The Company’s net revenues from its foreign operations represented less than 1% of the Company’s consolidated net revenues for the quarters ended March 26, 2011 and March 27, 2010. All other revenues are earned in the United States.
7. COMMITMENTS AND CONTINGENCIES
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

In accordance with the FASB’s standard on accounting for contingencies, the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These assessments can involve a series of complex judgments about future events and may rely heavily on estimates and assumptions that have been deemed reasonable by management. Due to the uncertainty surrounding the issues involved in each of the below matters and based on the facts and circumstances of each matter known to date, the Company believes that an estimate of any loss or range of loss that may be incurred cannot be made at this time.
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
In April 2010, the Attorney General for the State of California requested information from the Company about a former consultant who was engaged by the Company in 2004 and again later in a year-to-year contract that ended in 2009. The Company has been, and will continue to voluntarily provide information related to this request, including providing various documents and making certain current and former employees available for depositions. In March 2011, the Company received a subpoena from the SEC’s Los Angeles Regional Office staff requesting the production of documents relating to an ongoing investigation of the California Public Pension Funds. The Company is cooperating with both the SEC and the California Attorney General’s office. The Company is not able to predict with certainty the timing or outcome of these matters.
ERISA and Similar Litigation. As disclosed in Note 14, “Commitments and Contingencies,” to the Company’s audited consolidated financial statements included in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 25, 2010, the Gruer series of lawsuits were subsequently settled on a class action basis in 2010, however, the plaintiffs in two of the remaining actions in the Gruer series of cases, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., and United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc., elected to opt out of the settlement. In June 2010, the Company filed for summary judgment against both of these plaintiffs.
The Company does not believe that it is a fiduciary under ERISA (except in those instances in which it has expressly contracted to act as a fiduciary for limited purposes), and believes that its business practices comply with all applicable laws and regulations.

Antitrust and Related Litigation. In August 2003, a lawsuit captioned Brady Enterprises, Inc., et al. v. Medco Health Solutions, Inc., et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania against Merck & Co., Inc. (“Merck”) and the Company. The plaintiffs, who seek to represent a national class of retail pharmacies that had contracted with the Company, allege that the Company has conspired with, acted as the common agent for, and used the combined bargaining power of plan sponsors to restrain competition in the market for the dispensing and sale of prescription drugs. The plaintiffs allege that, through the alleged conspiracy, the Company has engaged in various forms of anticompetitive conduct, including, among other things, setting artificially low reimbursement rates to such pharmacies. The plaintiffs assert claims for violation of the Sherman Act and seek treble damages and injunctive relief. The plaintiffs’ motion for class certification is currently pending before the Multidistrict Litigation Court.
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
Purchase Commitments
As of March 26, 2011, the Company has contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and brand-name pharmaceutical manufacturers, the majority of which are associated with the Company’s Specialty Pharmacy business, and are either contracts for fixed amounts or contracts for fixed amounts plus a variable component. The contracts for fixed amounts include firm commitments of $251.7 million for 2011. The contracts with fixed amounts plus a variable component include firm commitments of $56.7 million for 2011, with additional commitments through 2012 that are subject to price increases or variable quantities based on patient usage. The Company also has purchase commitments for diabetes supplies of $23.7 million, technology-related agreements of $42.9 million and advertising commitments of $1.8 million.

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
•	Competition in the PBM, specialty pharmacy and broader healthcare industry is intense and could impair our ability to attract and retain clients;

•	Failure to retain key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues, harm to our reputation and decreased profitability;

•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;

•	Failure in continued execution of our retiree strategy, including the potential loss of Medicare Part D-eligible members, could adversely impact our business and financial results;

•	If we or our suppliers fail to comply with complex and evolving laws and regulations domestically and internationally, we could suffer penalties, be required to pay substantial damages and/or make significant changes to our operations;

•	If we do not continue to earn and retain purchase discounts, rebates and service fees from manufacturers at current levels, our gross margins may decline;

•	From time to time we engage in transactions to acquire other companies or businesses and if we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention;

•	New legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable information could limit our ability to use information critical to the operation of our business;

•	Our Specialty Pharmacy business is dependent on our relationships with a limited number of suppliers and our clinical research services are dependent on our relationships with a limited number of clients. As such, the loss of one or more of these relationships, or limitations on our ability to provide services to these suppliers or clients, could significantly impact our ability to sustain and/or improve our financial performance;

•	Our ability to grow our Specialty Pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;

•	Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased billing, cash application and credit risks. Additionally, current economic conditions may expose us to increased credit risk;

•	Changes in reimbursement, including reimbursement for durable medical equipment, could negatively affect our revenues and profits;

•	Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;

•	Demand for our clinical research services depends on the willingness of companies in the pharmaceutical and biotechnology industries to continue to outsource clinical development and on our reputation for independent, high-quality scientific research and evidence development;

•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;

•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;

•	Changes in industry pricing benchmarks could adversely affect our financial performance;

•	We are subject to a corporate integrity agreement and noncompliance may impede our ability to conduct business with the federal government;

•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance and liquidity;

•	We may be subject to liability claims for damages and other expenses not covered by insurance;

•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure. Additionally, significant disruptions to our infrastructure or any of our facilities due to failure to execute security measures or failure to execute business continuity plans in the event of an epidemic or pandemic or some other catastrophic event could adversely impact our business;

•	Business process and technology infrastructure improvements associated with our agile enterprise initiative may not be successfully or timely implemented or may fail to operate as designed and intended, causing the Company’s performance to suffer;

•	We may be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives;

•	We are subject to certain risks associated with our international operations; and

•	Anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors.
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
The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and members are paramount to our success; the retention of existing clients and members and winning of new clients and members poses the greatest opportunity to us and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will be largely dependent on our ability to drive mail-order volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. In addition, our future success depends on our ability to continue to provide innovative and competitive clinical and other services to clients and members, including through our active participation in the Medicare Part D Prescription Drug Plan (“Medicare Part D”) benefit, our growing specialty pharmacy business, including the growth in biosimilars, our Therapeutic Resource Centers, as well as the growing service revenue businesses that include our international services, our personalized medicine services and our clinical research business capabilities through UBC.

Additionally, our future success will depend on our continued ability to generate positive cash flows from operations with a keen focus on asset management and maximizing return on invested capital (“ROIC”). We are very focused on managing our ROIC to ensure we drive significant returns to our shareholders. We believe there is a close correlation between strong ROIC and long-term shareholder value and as such, we include ROIC as a component of our annual performance bonus grid.
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
Our first fiscal quarters for 2011 and 2010 each consisted of 13 weeks and ended on March 26, 2011 and March 27, 2010, respectively.
When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order,” we mean inventory dispensed through Medco’s mail-order pharmacy operations.
Recent Acquisitions and Joint Ventures
We reinforced our commitment to advancing the science of personalized medicine through our January 2010 acquisition of DNA Direct, Inc. (“DNA Direct”), a leader in providing guidance and decision support for genomic medicine to patients, providers, payors and employees. Additionally, we extended our core capabilities in data analytics and research with the September 2010 acquisition of UBC. UBC is a leader in serving life sciences industry clients and is focused on developing scientific evidence to guide the safe, effective and affordable use of medicines. UBC has the capability to conduct post-approval research in strategic locations worldwide, including North America, Europe and Asia. See Note 3, “Acquisitions of Businesses and Joint Ventures,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 for more information.
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
In conjunction with the Medco Celesio B.V. joint venture, Medco will contribute to Medco Celesio B.V. its wholly-owned subsidiary, Europa Apotheek Venlo B.V. (“Europa Apotheek”). As of March 26, 2011, approximately 50% of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to Medco Celesio B.V., expected in fiscal 2011, and based on the foreign currency translation at that time, this unrecognized balance will be recognized in our results of operations. In addition, our investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be recognized in our results of operations.
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

Financial Performance Summary for the Quarter Ended March 26, 2011
Our diluted earnings per share increased 19.4% to $0.80 and net income increased 3.9% to $333.1 million for the first quarter of 2011, compared to $0.67 per share and $320.5 million, respectively, for the first quarter of 2010. Excluding all intangible amortization, our first quarter of 2011 diluted earnings per share increased 19.7% to $0.91. These increases primarily reflect higher generic dispensing rates and mail-order generic volumes, a decrease in the diluted weighted average shares outstanding, increased service margin, as well as a benefit associated with changes to the employee postretirement healthcare benefit plan of $30.6 million included in gross margin and selling, general and administrative (“SG&A”) expenses, and growth in the Specialty Pharmacy business. These are partially offset by the effect of client renewal pricing, as well as increased SG&A expenses. For the three months ended March 26, 2011, we generated cash flow from operations of $94.0 million and had cash and cash equivalents of $127.1 million on our consolidated balance sheet at March 26, 2011.
The diluted weighted average shares outstanding were 414.2 million for the first quarter of 2011 compared to 478.2 million for the first quarter of 2010, representing a decrease of 13.4% resulting primarily from our share repurchase programs.
Our total net revenues increased 4.3% to $17,019.6 million for the first quarter of 2011. Product net revenues increased 3.6% to $16,661.8 million, which reflects higher retail and mail-order prescription volume driven by new business, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts. Additionally, our service revenues increased 57.5% to $357.8 million for the first quarter of 2011, reflecting higher manufacturer service revenues primarily driven by the contributions from UBC, which was acquired in September 2010. Also included in the higher service revenues are increased client and other service revenues primarily driven by higher formulary management fees, increased claims processing administrative fees, as well as higher revenues associated with Medicare Part D-related product offerings and clinical programs.
The total adjusted prescription volume, which adjusts mail-order prescription volume for the difference in days supply between mail order and retail, increased 2.1% to 244.3 million for the first quarter of 2011, and reflects higher mail-order and retail volumes attributed to new clients. The increase in mail-order prescription volume for the first quarter of 2011 is driven by an increase in generic volumes, as brand-name volumes were lower than in the first quarter of 2010. The adjusted mail-order penetration rate was 33.7% for the first quarter of 2011 compared to 33.9% for the first quarter of 2010.
Our overall generic dispensing rate increased to 73.1% for the first quarter of 2011 from 69.7% for the first quarter of 2010, reflecting the impact of the introduction of new generic products in and subsequent to the first quarter of 2010, heightened use of previously released generics, and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in reductions to net revenues of approximately $1,100 million for the first quarter of 2011.
Our overall gross margin percentage increased to 6.3% for the first quarter of 2011 from 6.1% for the first quarter of 2010, primarily reflecting increased generic dispensing rates and mail-order generic volumes, as well as a higher mix of higher margin service revenues and the margin component of the aforementioned benefit associated with the postretirement healthcare benefit plan of $22.6 million. The gross margin percentage increase was partially offset by higher retail volumes and a lower Specialty Pharmacy gross margin percentage due to product, channel and new-client mix, as well as the effect of client renewal pricing.
SG&A expenses of $387.1 million for the first quarter of 2011 increased by $36.5 million, or 10.4%, from the first quarter of 2010, primarily reflecting UBC SG&A expenses, higher professional fees and technology-related expenses associated with strategic initiatives, and higher stock-based compensation expenses, partially offset by the SG&A component of the aforementioned benefit associated with the postretirement healthcare benefit plan of $8.0 million.

Amortization of intangible assets of $73.2 million for the first quarter of 2011 increased $2.7 million from the first quarter of 2010, primarily reflecting higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from PolyMedica Corporation (“PolyMedica”) associated with scheduled accelerated amortization of customer relationships in the prior period.
Interest expense of $51.9 million for the first quarter 2011 increased by $11.2 million from the first quarter of 2010, primarily reflecting higher expense as a result of increased borrowings from our September 2010 senior notes issuance associated with the acquisition of UBC.
Interest (income) and other (income) expense, net, of $2.3 million of expense for the first quarter of 2011 decreased $3.7 million from ($1.4) million of income for the first quarter of 2010, primarily reflecting our joint venture activity and decreased interest income driven by lower cash balances.
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 40.1% for the first quarter of 2011 compared to 39.8% for the first quarter of 2010.
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
In addition, our product net revenues include premiums associated with our Medicare Part D Prescription Drug Plan risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. Our two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. We provide two Medicare drug benefit plan options for beneficiaries, including a “standard Part D” benefit plan as mandated by statute, and a benefit plan with enhanced coverage that exceeds the standard Part D benefit plan, available for an additional premium. We also offer numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.
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
For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Items 7 and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010. Premium revenues for our PDP products, which exclude member cost share, were $213 million, or approximately 1% of total net revenues, in the first quarter of 2011 and $182 million, or approximately 1% of total net revenues, in the first quarter of 2010.
Our agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require us to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to “any willing pharmacy”; (vii) provide emergency out-of-network coverage; and (viii) implement a comprehensive Medicare and Fraud, Waste and Abuse compliance program. We have various contractual and regulatory compliance requirements associated with participating in the Medicare Part D benefit. Similar to our requirements with other clients, our policies and practices associated with executing our PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, may be imposed. Additionally, each calendar year, payment will vary based on the annual benchmark that applies as a result of Medicare Part D plan bids for the applicable year, as well as for changes in the CMS methodology for calculating risk adjustment factors.
Service revenues consist principally of administrative fees and clinical program fees earned from clients, sales of prescription services to pharmaceutical manufacturers, performance-oriented fees paid by Specialty Pharmacy manufacturers, revenues from data analytics and research associated with UBC, and other non-product-related revenues.
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
Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare PDP product offerings and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,550 for both coverage years 2011 and 2010. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consists principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.

SG&A expenses reflect the costs of operations dedicated to executive management, the generation of new sales, maintenance of existing client relationships, management of clinical programs, enhancement of technology capabilities, direction of pharmacy operations, and performance of reimbursement activities, in addition to finance, legal and other staff activities, and the effect of certain legal settlements. SG&A also includes advertising expenses associated with diabetes supplies, which are expensed as incurred.
Interest expense is incurred on our senior unsecured bank credit facilities, accounts receivable financing facility, other short-term debt, and our senior notes, and includes net interest on our interest rate swap agreements on $200 million of the $500 million of 7.25% senior notes due 2013. In addition, it includes amortization of the effective portion of our settled forward-starting interest rate swap agreements and amortization of debt issuance costs.
Interest (income) and other (income) expense, net, includes interest income generated by cash and cash equivalent investments, and short-term and long-term investments in marketable securities, as well as other (income) expense from the effect of foreign currency translation and our joint venture activity.
For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Items 7 and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.
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
Inventories reflect the cost of prescription products held for dispensing by our mail-order pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation, and client rebate pass-back liabilities. Fixed assets include investments in our corporate headquarters, mail-order pharmacies, call center pharmacies, account service offices, and information technology, including capitalized software development. Goodwill and intangible assets for the PBM segment are comprised primarily of the goodwill and intangibles that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded company in 2003, and, to a significantly lesser extent, goodwill and intangibles recorded upon our acquisitions subsequent to 2003. Goodwill and intangible assets for the Specialty Pharmacy segment include goodwill and intangible assets recorded primarily from our acquisition of Accredo Health, Incorporated in 2005.

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
Consolidated Statements of Cash Flows
An important element of our operating cash flows is the timing of billing cycles, which are generally two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the Specialty Pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Specialty Pharmacy business experiences slower accounts receivable turnover than in the aforementioned PBM cycle and has a different credit risk profile. Our operating cash flows are also impacted by timing associated with our Medicare PDP product offerings, including premiums, cost share, and catastrophic reinsurance received from CMS. In addition, our operating cash flows include tax benefits for employee stock plans up to the amount associated with compensation expense. In the first quarter of 2010, our operating cash flows reflected a benefit of $173.5 million for the collection of income taxes receivable from the IRS and certain states associated with the approval of a favorable accounting method change.
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

Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; health plans; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the first quarter of 2011, our ten largest clients based on revenue accounted for approximately 46% of our net revenues, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $2,800 million, or 17%, of our net revenues. For the first quarter of 2010, our ten largest clients based on revenue accounted for approximately 47% of our net revenues, including UnitedHealth Group, which represented approximately $2,800 million, or 17%, of our net revenues. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for both the first quarters of 2011 and 2010. Under our current agreement with UnitedHealth Group, we are providing pharmacy benefit services through December 31, 2012. None of our other clients individually represented more than 10% of our net revenues in the first quarter of 2011 or 2010.
Segment Discussion
We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies, as well as diabetes testing supplies and related products, to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. It is expected that Europa Apotheek will be contributed to a recently formed joint venture, Medco Celesio B.V., in fiscal 2011. Commencing on the September 16, 2010 acquisition date, the PBM segment also includes the operating results of UBC, which extends our core capabilities in data analytics and research.
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
For segment financial information, see “— Segment Results of Operations” below and Note 6, “Segment and Geographic Data,” to our unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter
	Ended			Ended
	March 26,			March 27,
	2011(1)	Variance		2010
Net Revenues
Retail product(2)	$10,297.8	$262.1	2.6%	$10,035.7
Mail-order product	6,364.0	316.0	5.2%	6,048.0

Total product(2)	$16,661.8	$578.1	3.6%	$16,083.7

Client and other service	$234.3	$45.6	24.2%	$188.7
Manufacturer service	123.5	85.0	N/M *	38.5

Total service	$357.8	$130.6	57.5%	$227.2

Total net revenues(2)	$17,019.6	$708.7	4.3%	$16,310.9

Cost of Revenues
Product(2)	$15,828.9	$575.3	3.8%	$15,253.6
Service	120.4	55.8	86.4%	64.6

Total cost of revenues(2)	$15,949.3	$631.1	4.1%	$15,318.2

Gross Margin(3)
Product	$832.9	$2.8	0.3%	$830.1
Product gross margin percentage	5.0%	(0.2)%		5.2%
Service	$237.4	$74.8	46.0%	$162.6
Service gross margin percentage	66.3%	(5.3)%		71.6%
Total gross margin	$1,070.3	$77.6	7.8%	$992.7
Gross margin percentage	6.3%	0.2%		6.1%

Volume Information
Generic mail-order prescriptions	17.7	1.5	9.3%	16.2
Brand mail-order prescriptions	10.0	(1.0)	(9.1)%	11.0

Total mail-order prescriptions	27.7	0.5	1.8%	27.2
Retail prescriptions	162.0	3.9	2.5%	158.1

Total prescriptions	189.7	4.4	2.4%	185.3

Adjusted prescriptions(4)	244.3	5.1	2.1%	239.2
Adjusted mail-order penetration(5)	33.7%	(0.2)%		33.9%

Generic Dispensing Rate Information
Retail generic dispensing rate	74.7%	3.3%		71.4%
Mail-order generic dispensing rate	63.8%	4.5%		59.3%
Overall generic dispensing rate	73.1%	3.4%		69.7%

*	Not Meaningful

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes retail co-payments of $2,513 million for the first quarter of 2011 and $2,471 million for the first quarter of 2010.

(3)	Represents total net revenues minus total cost of revenues.

(4)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(5)	Represents the percentage of adjusted mail-order prescriptions to total adjusted prescriptions.
Net Revenues
Retail. The increase in retail net revenues of $262 million for the first quarter of 2011 reflects net volume increases of $247 million, primarily from new business. Also contributing to the higher retail net revenues were net price increases of $15 million for the first quarter of 2011 driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $685 million from a greater representation of lower-priced generic drugs in the first quarter of 2011.

Mail-Order. The increase in mail-order net revenues of $316 million for the first quarter of 2011 reflects net volume increases of $109 million driven by higher generic volumes. The volumes of lower-priced generic drugs were higher than the first quarter of 2010; however, the higher-priced brand-name volumes were lower, in part as a result of the economy and plan designs and member financial incentives encouraging the use of generics. Also contributing to the mail-order net revenue increase are net price increases of $207 million driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $415 million from a greater representation of lower-priced generic drugs in the first quarter of 2011.
Our overall generic dispensing rate increased to 73.1% for the first quarter of 2011, compared to 69.7% for the first quarter of 2010. Mail-order and retail generic dispensing rates increased to 63.8% and 74.7%, respectively, for the first quarter of 2011, compared to 59.3% and 71.4%, respectively, for the first quarter of 2010. These increases reflect the impact of the introduction of new generic products in and subsequent to the first quarter of 2010 and the effect of programs and client plan design changes promoting the use of lower-priced and more steeply discounted generics.
Service revenues increased $130.6 million in the first quarter of 2011 reflecting higher manufacturer service revenues of $85.0 million primarily driven by the contributions from UBC, which was acquired in September 2010. Also included in the higher service revenues are increased client and other service revenues of $45.6 million, primarily driven by higher formulary management fees, increased claims processing administrative fees, as well as higher revenues associated with Medicare Part D-related product offerings and clinical programs.
Gross Margin
Our overall gross margin increased to $1,070.3 million or 6.3% for the first quarter of 2011 from $992.7 million or 6.1% for the first quarter of 2010. Our product gross margin increased to $832.9 million or 5.0% for the first quarter of 2011 from $830.1 million or 5.2% for the first quarter of 2010. Product gross margin reflects increased generic dispensing rates and mail-order generic volumes, the margin component of the aforementioned benefit associated with the postretirement healthcare benefit plan of $22.6 million, and business efficiencies offset by the effect of client renewal pricing. The lower product gross margin percentage also reflects higher retail volumes and a lower Specialty Pharmacy gross margin percentage due to product, channel and new client mix. Our overall gross margin also benefited from a higher mix of higher margin service revenues. Service gross margin of $237.4 million for the first quarter of 2011 increased $74.8 million compared to $162.6 million for the first quarter of 2010. The service gross margin dollar increase reflects the aforementioned increase in service revenues of $130.6 million, partially offset by an increase in cost of service revenues of $55.8 million, which primarily results from UBC. Service gross margin percentage was 66.3% for the first quarter of 2011 compared to 71.6% for the first quarter of 2010, and the decrease reflects the UBC mix.
Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction of cost of product net revenues, totaled $1,502 million for the first quarter of 2011 and $1,452 million for the first quarter of 2010, with formulary rebates representing 85.8% and 83.6% of total rebates, respectively. The overall increases in rebates reflect volume from new clients and favorable pharmaceutical manufacturer rebate contract revisions, as well as improved formulary management and patient compliance, partially offset by brand-name drug volumes that have converted to generic drugs. The increase in the formulary rebate percentage of total rebates reflects the composition of new client business and manufacturer contract revisions. We retained approximately $174 million, or 11.6%, of total rebates in the first quarter of 2011, and $176 million, or 12.1%, in the first quarter of 2010. The decrease in the retained rebate percentage is reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.

The following table presents additional selected consolidated comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 26,			March 27,
	2011(1)	Variance		2010

Gross margin(2)	$1,070.3	$77.6	7.8%	$992.7
Selling, general and administrative expenses	387.1	36.5	10.4%	350.6
Amortization of intangibles	73.2	2.7	3.8%	70.5
Interest expense	51.9	11.2	27.5%	40.7
Interest (income) and other (income) expense, net	2.3	3.7	N/M *	(1.4)

Income before provision for income taxes	555.8	23.5	4.4%	532.3
Provision for income taxes	222.7	10.9	5.1%	211.8

Net income	$333.1	$12.6	3.9%	$320.5

Diluted weighted average shares outstanding	414.2	(64.0)	(13.4)%	478.2

Diluted earnings per share	$0.80	$0.13	19.4%	$0.67
Adjustment for the amortization of intangible assets(3)	$0.11	$0.02	22.2%	$0.09

Diluted earnings per share, excluding all intangible amortization	$0.91	$0.15	19.7%	$0.76

*	Not Meaningful

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Represents total net revenues minus total cost of revenues.

(3)	This adjustment represents the per-share effect of all intangible amortization.
Selling, General and Administrative Expenses
SG&A expenses of $387.1 million for the first quarter of 2011 increased by $36.5 million, or 10.4%, from the first quarter of 2010, primarily reflecting UBC SG&A expenses, higher professional fees and technology-related expenses associated with strategic initiatives, and higher stock-based compensation expenses, partially offset by business efficiencies and the SG&A component of the aforementioned benefit associated with the postretirement healthcare benefit plan of $8.0 million.
Amortization of Intangibles
Amortization of intangible assets of $73.2 million for the first quarter of 2011 increased $2.7 million from the first quarter of 2010, primarily reflecting higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships in the prior period.
Interest Expense
Interest expense of $51.9 million for the first quarter 2011 increased by $11.2 million from the first quarter of 2010, primarily reflecting higher expense as a result of increased borrowings from our September 2010 senior notes issuance associated with the acquisition of UBC.
The weighted average interest rate on our indebtedness was approximately 3.6% for the first quarter of 2011, compared to approximately 4.0% for the first quarter of 2010, reflecting lower interest rates on the floating rate components of outstanding debt, partially offset by a higher mix of fixed rate compared with variable rate outstanding debt.

Interest (Income) and Other (Income) Expense, Net
Interest (income) and other (income) expense, net, of $2.3 million of expense for the first quarter of 2011 decreased $3.7 million from ($1.4) million of income for the first quarter of 2010, primarily reflecting our joint venture activity and decreased interest income driven by lower cash balances.
Provision for Income Taxes
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 40.1% for the first quarter of 2011 compared to 39.8% for the first quarter of 2010.
Net Income and Earnings per Share
Net income as a percentage of net revenues was consistent at 2.0% for the first quarter of 2011 and the first quarter of 2010.
Diluted earnings per share increased 19.4% to $0.80 in the first quarter of 2011, from $0.67 in the first quarter of 2010. Excluding all intangible amortization, our first-quarter 2011 diluted earnings per share increased 19.7% to $0.91, compared to $0.76 per share in the first quarter of 2010. The diluted earnings per share increases reflect the aforementioned consolidated results of operations trending factors, as well as lower diluted weighted average shares outstanding.
The diluted weighted average shares outstanding were 414.2 million for the first quarter of 2011, compared to 478.2 million for the first quarter of 2010, representing a decrease of 13.4%. The decrease primarily results from the repurchase of approximately 269.7 million shares of stock in connection with our share repurchase programs since inception in 2005 through the first quarter of 2011, compared to an equivalent amount of 205.7 million shares repurchased inception-to-date through the end of the first quarter of 2010. There were approximately 13.5 million shares repurchased in the first quarter of 2011, compared to approximately 19.5 million in the first quarter of 2010.
Segment Results of Operations
PBM Segment
The PBM segment primarily involves sales of traditional prescription drugs and supplies, as well as diabetes testing supplies and related products to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 26,			March 27,
	2011(1)	Variance		2010

Product net revenues	$13,605.1	$174.7	1.3%	$13,430.4
Service revenues	340.0	135.8	66.5%	204.2

Total net revenues	13,945.1	310.5	2.3%	13,634.6
Total cost of revenues	13,076.3	245.3	1.9%	12,831.0

Total gross margin(2)	$868.8	$65.2	8.1%	$803.6
Gross margin percentage	6.2%	0.3%		5.9%

Selling, general and administrative expenses	316.7	38.0	13.6%	278.7
Amortization of intangibles	62.7	2.9	4.8%	59.8

Operating income	$489.4	$24.3	5.2%	$465.1

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Represents total net revenues minus total cost of revenues.

PBM total net revenues of $13,945.1 million for the first quarter of 2011 increased $310.5 million, compared to the revenues of $13,634.6 million for the first quarter of 2010. The increase primarily reflects higher mail-order generic and retail volume driven by new business, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts.
Gross margin was 6.2% of net revenues for the first quarter of 2011, compared to 5.9% for the first quarter of 2010, primarily reflecting increased generic dispensing rates and mail-order generic volumes, as well as a higher mix of higher margin service revenues and the aforementioned benefit associated with the postretirement healthcare benefit plan. The gross margin percentage increase was partially offset by higher retail volumes and the effect of client renewal pricing.
SG&A expenses were $316.7 million for the first quarter of 2011, and increased from the first quarter of 2010 by $38.0 million. The increase primarily reflects UBC SG&A expenses, higher professional fees and technology-related expenses associated with strategic initiatives, and higher stock-based compensation expenses, partially offset by the aforementioned benefit associated with the postretirement healthcare benefit plan.
Amortization of intangible assets was $62.7 million for the first quarter of 2011, compared to $59.8 million for the first quarter of 2010. The increase primarily reflects higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships in the prior period.
Operating income of $489.4 million for the first quarter of 2011 increased $24.3 million, or 5.2%, from the first quarter of 2010, reflecting the aforementioned factors.
For additional information on the PBM segment, see Note 6, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Specialty Pharmacy Segment
The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter
	Ended			Ended
	March 26,			March 27,
	2011	Variance		2010

Product net revenues	$3,056.7	$403.4	15.2%	$2,653.3
Service revenues	17.8	(5.2)	(22.6)%	23.0

Total net revenues	3,074.5	398.2	14.9%	2,676.3
Total cost of revenues	2,873.0	385.8	15.5%	2,487.2

Total gross margin(1)	$201.5	$12.4	6.6%	$189.1
Gross margin percentage	6.6%	(0.5)%		7.1%

Selling, general and administrative expenses	70.4	(1.5)	(2.1)%	71.9
Amortization of intangibles	10.5	(0.2)	(1.9)%	10.7

Operating income	$120.6	$14.1	13.2%	$106.5

(1)	Represents total net revenues minus total cost of revenues.
Specialty Pharmacy total net revenues of $3,074.5 million for the first quarter of 2011 increased $398.2 million, compared to revenues of $2,676.3 million for the first quarter of 2010, primarily reflecting higher prices charged by pharmaceutical manufacturers, as well as increased volume from existing clients.
Gross margins were 6.6% of net revenues for the first quarter of 2011, compared to 7.1% for the first quarter of 2010, primarily reflecting product, channel and new-client mix effects experienced as 2010 progressed.

SG&A expenses of $70.4 million for the first quarter of 2011 decreased $1.5 million compared to $71.9 million for the first quarter 2010, primarily reflecting lower employee-related expenses, partially offset by higher professional fees. Amortization of intangible assets was $10.5 million for the first quarter of 2011, compared to $10.7 million for the first quarter of 2010.
Operating income of $120.6 million for the first quarter of 2011 increased $14.1 million, or 13.2%, from the first quarter of 2010, reflecting the aforementioned factors.
For additional information on the Specialty Pharmacy segment, see Note 6, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Cash Flows
The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Quarter		Quarter
	Ended		Ended
	March 26,		March 27,
	2011(1)	Variance	2010
Net cash provided by operating activities	$94.0	$(206.3)	$300.3
Net cash used by investing activities	(34.3)	30.5	(64.8)
Net cash used by financing activities	(786.0)	415.6	(1,201.6)

Net decrease in cash and cash equivalents	(726.3)	239.8	(966.1)
Cash and cash equivalents at beginning of period	853.4	(1,674.8)	2,528.2

Cash and cash equivalents at end of period	$127.1	$(1,435.0)	$1,562.1

(1) Includes UBC's operating results commencing on the September 16, 2010 acquisition date.
Operating Activities. Net cash provided by operating activities of $94.0 million for the first quarter of 2011 primarily reflects net income of $333.1 million, with non-cash adjustments for depreciation, amortization and stock-based compensation of $164.5 million. In addition, there were net cash inflows of $198.3 million from a decrease in client accounts receivable, net, primarily due to the timing of our billing cycles, and net cash inflows of $69.2 million from an increase in client rebates and guarantees payable reflecting increased client rebates passed back to clients and payment timing. These increases were partially offset by net cash outflows of $527.6 million from a decrease in claims and other accounts payable, primarily due to the timing of our payment cycles, as well as net cash outflows of $94.8 million from inventories, net, and $20.4 million from an increase in manufacturer accounts receivable, net. The $206.3 million decrease in net cash provided by operating activities for the first quarter of 2011 compared to the first quarter of 2010 is primarily due to decreased cash flows of $173.1 million from the receipt of income taxes receivable, primarily from the IRS, in the first quarter of 2010 for tax years 2003 through 2005.
Investing Activities. The net cash used by investing activities of $34.3 million for the first quarter of 2011 is primarily attributable to capital expenditures of $44.5 million associated with capitalized software development in connection with client-related programs and our Medicare PDP product offerings, technology initiatives, and pharmacy operations hardware investments. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $12.7 million. The $30.5 million decrease in net cash used by investing activities for the first quarter of 2011 compared to the first quarter of 2010 is primarily due to cash paid of $19.4 million, net of cash acquired, in the first quarter of 2010, primarily reflecting our acquisition of DNA Direct, and a $17.0 million decrease in purchases of securities and other assets.
Financing Activities. The net cash used by financing activities of $786.0 million for the first quarter of 2011 primarily results from $836.6 million in share repurchases, partially offset by net proceeds from employee stock plans of $29.4 million and excess tax benefits from stock-based compensation arrangements of $17.9 million. The decrease in net cash used by financing activities of $415.6 million for the first quarter of 2011 compared to the first quarter of 2010 primarily results from lower share repurchases of $393.3 million.

Total cash and short-term investments as of March 26, 2011 were $171.1 million, including $127.1 million in cash and cash equivalents. Total cash and short-term investments as of December 25, 2010 were $910.1 million, including $853.4 million in cash and cash equivalents. The decrease of $726.3 million in cash and cash equivalents for the first quarter of 2011 primarily reflects the use of cash associated with share repurchase activity and capital expenditures, partially offset by net cash inflows from operating activities.
Share Repurchase Programs
Since 2005, when we commenced our first share repurchase program, we have executed share repurchases of 269.7 million shares at a cost of $11.9 billion and at an average per-share cost of $44.13 through the end of the first fiscal quarter of 2011. In May 2010, our Board of Directors approved a $3 billion share repurchase program (the “2010 Program”), authorizing the purchase of up to $3 billion of our common stock over a two-year period commencing May 17, 2010. From December 26, 2010 (the first day of the 2011 fiscal year) through January 18, 2011, we repurchased 7.0 million shares at a total cost of $436.6 million with an average per-share cost of $62.06, which completed the 2010 Program. In February 2011, our Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of our common stock over a two-year period commencing February 24, 2011. Repurchases commenced under the new program in fiscal March 2011, and totaled 6.4 million shares at a cost of $400.0 million and at an average per-share cost of $62.35.
The timing and extent of any repurchases depend upon market conditions, corporate requirements and other factors. We intend to fund share repurchases with our existing cash balances and operating cash flows. Our Board of Directors periodically reviews our share repurchase programs and approves the associated trading parameters.
See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for more information.
Looking Forward
We believe that our current liquidity and prospects for strong cash flows from operations, including effective working capital management, assist in limiting the effects on our business from economic factors. As of March 26, 2011, we had additional committed borrowing capacity under our revolving credit facility of $992.5 million and we had additional borrowing capacity of $600 million from our 364-day accounts receivable financing facility, which is renewable annually in July at the option of both Medco and the banks. We have no required long-term debt payments until 2012. For 2011, we anticipate that our cash flows from operations will be approximately $2 billion.
Our current intention is to purchase approximately $2 billion of our common stock during fiscal year 2011. We intend to fund share repurchases with existing cash balances and operating cash flows. The timing and extent of any share repurchases under our share repurchase program depend upon market conditions, corporate requirements and other factors. See “— Share Repurchase Programs,” above for more information. For our cash on hand, any investments we make are within Board-approved investing guidelines and we continue to monitor ongoing events and make investment decisions accordingly.
As of March 26, 2011, approximately 50% of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to Medco Celesio B.V., expected in fiscal 2011, and based on the foreign currency translation at that time, this unrecognized balance will be recognized in our results of operations. In addition, our investment in the joint venture will be recorded at fair value, and the difference between the fair value and the book value of the Europa Apotheek asset contributed to the joint venture will be recognized in our results of operations.

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
The outstanding balance under the revolving credit facility was $1.0 billion as of March 26, 2011 and December 25, 2010. There were draw-downs of $3.6 billion and repayments of $3.6 billion under the revolving credit facility during the first quarter of 2011. As of March 26, 2011, we had $992.5 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $7.5 million in issued letters of credit. As of December 25, 2010, we had $993.5 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $6.5 million in issued letters of credit. The revolving credit facility is available through April 30, 2012.
Accounts Receivable Financing Facility and Other Short-Term Debt
Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebates accounts receivable. During the first quarter of 2011, we drew down $250 million and repaid $250 million under the facility, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of March 26, 2011. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by our credit rating. This facility is renewable annually in July at the option of both Medco and the banks. Additionally, we had short-term debt of $26.9 million and $23.6 million outstanding as of March 26, 2011 and December 25, 2010, respectively, under a short-term revolving credit facility.
Interest Rates
The weighted average interest rate on our indebtedness was approximately 3.6% for the first quarter of 2011, compared to approximately 4.0% for the first quarter of 2010, reflecting lower interest rates on the floating rate components of outstanding debt, partially offset by a higher mix of fixed rate compared with variable rate outstanding debt. Several factors could change the weighted average annual interest rate, including but not limited to, a change in our debt ratings, reference rates used under our senior unsecured bank credit facilities and accounts receivable financing facility, swap agreements and the fixed/variable mix of our debt.

Swap Agreements
In December 2007, we entered into forward-starting interest rate swap agreements to manage our exposure to changes in benchmark interest rates and to mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term fixed rate financing. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate. In March 2008, following the issuance of $300 million aggregate principal amount of 5-year senior notes and $1.2 billion aggregate principal amount of 10-year senior notes, the cash flow hedges were settled and the ineffective portion was immediately expensed. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive loss as of March 26, 2011 and December 25, 2010 was $15.4 million and $15.9 million, net of tax, respectively.
In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The fair value of our obligation under our interest rate swap agreements, represented net receivables of $14.4 million and $16.9 million as of March 26, 2011 and December 25, 2010, respectively, which are reported in other noncurrent assets, with offsetting amounts reported in long-term debt, net, on our consolidated balance sheets. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
Covenants
All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at March 26, 2011 and December 25, 2010.
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
The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended
	March 26,	March 27,
	2011(1)	2010
Net income	$333.1	$320.5
Add:
Interest expense	51.9	40.7
Interest (income) and other (income) expense, net	2.3	(1.4)
Provision for income taxes	222.7	211.8
Depreciation expense	51.0	44.4
Amortization expense	73.2	70.5

EBITDA	$734.2	$686.5

Adjusted prescriptions(2)	244.3	239.2

EBITDA per adjusted prescription	$3.01	$2.87

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.
For the first quarter of 2011 compared to the first quarter of 2010, EBITDA increased by 6.9%, compared to an increase in net income of 3.9%, and an increase in EBITDA per adjusted prescription of 4.9%. The higher rate of increase for EBITDA compared with net income primarily reflects the aforementioned higher interest, depreciation and intangible amortization expenses, as well as a higher effective tax rate. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects higher retail volumes, which are generally less profitable than mail order, as well as client renewal pricing, partially offset by higher generic dispensing rates.
Diluted EPS, Excluding All Intangible Amortization
We use diluted earnings per share, excluding all intangible amortization, as a supplemental measure of operating performance. We believe that diluted earnings per share, excluding all intangible amortization, is a valuable supplemental measurement tool used by analysts and investors to compare our overall operating performance with our industry peers. The following table reconciles our reported diluted earnings per share to diluted earnings per share, excluding all intangible amortization, for the respective periods:

	Quarters Ended
	March 26,	March 27,
	2011	2010

Diluted earnings per share	$0.80	$0.67
Adjustment for the amortization of intangible assets(1)	0.11	0.09

Diluted earnings per share, excluding all intangible amortization	$0.91	$0.76

(1)	This adjustment represents the per-share effect of all intangible amortization.

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of March 26, 2011, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

		Remainder
	Total	of 2011	2012-2013	2014-2015	Thereafter

Long-term debt obligations (1)	$5,000.0	$—	$2,800.0	$500.0	$1,700.0
Interest payments on long-term debt obligations(2)	989.9	142.3	326.0	235.7	285.9
Operating lease obligations(3)	232.3	52.7	97.7	50.3	31.6
Prescription drug purchase commitments(4)	308.4	308.4	—	—	—
Other(5)	142.0	69.0	60.4	12.6	—

Total	$6,672.6	$572.4	$3,284.1	$798.6	$2,017.5

(1)	Long-term debt obligations exclude $12.8 million in total unamortized discounts on our senior notes, and the fair value of interest rate swap agreements of $14.4 million on $200 million of the $500 million in 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the March 2011 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)	Represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and brand-name pharmaceutical manufacturers, the majority of which are associated with our Specialty Pharmacy business, and are either contracts for fixed amounts or contracts for fixed amounts plus a variable component. The contracts for fixed amounts include firm commitments of $251.7 million for 2011. The contracts with fixed amounts plus a variable component include firm commitments of $56.7 million for 2011, with additional commitments through 2012 that are subject to price increases or variable quantities based on patient usage.

(5)	Consists of purchase commitments for diabetes supplies of $23.7 million, technology-related agreements of $42.9 million and advertising commitments of $1.8 million. Additionally, $73.6 million represents various purchase obligations anticipated to be fully settled by 2014, most of which are included in other noncurrent liabilities in the unaudited interim condensed consolidated balance sheet as of March 26, 2011.
We have a remaining minimum pension funding requirement of $28.6 million under the Internal Revenue Code (“IRC”) during 2011 for the 2010 plan year.
As of March 26, 2011, we had letters of credit outstanding of approximately $8.0 million, $7.5 million of which were issued under our senior unsecured revolving credit facility, primarily as collateral for the deductible portion of our workers’ compensation coverage, and $0.5 million of which were assumed upon the acquisition of UBC and are to secure compliance and performance on certain leases.
As of March 26, 2011, we had total gross liabilities for income tax contingencies of $125.9 million on our unaudited interim condensed consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2015. In addition, approximately 18% of the income tax contingencies are anticipated to settle over the next twelve months.
For additional information regarding operating lease obligations, long-term debt, pension and other postretirement obligations, and information on deferred income taxes, see Notes 6, 8, 9 and 10, respectively, to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Commitments and Contractual Obligations” above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have floating rate debt with our bank credit facility and accounts receivable financing facility, and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of March 26, 2011, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $5.5 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
We operate our business primarily within the United States and execute the vast majority of our transactions in U.S. dollars. However, as a result of our acquisitions of Europa Apotheek, based in the Netherlands, and UBC, with operations in Europe and Asia, as well as our joint venture with United Drug plc, Medco Health Solutions (U.K.), which is based in the United Kingdom, and our joint venture with Celesio AG, Medco Celesio B.V., which is based in the Netherlands, we have become subject to foreign currency translation risk. As of March 26, 2011, approximately 50% of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition. Concurrent with the contribution of Europa Apotheek to the Medco Celesio B.V. joint venture, expected in fiscal 2011, and based on the foreign currency translation at that time, this unrecognized balance will be recognized in our results of operations.

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
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 7, “Commitments and Contingencies—Legal Proceedings,” to the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated by reference herein. Such descriptions include the following recent developments:
In April 2010, the Attorney General for the State of California requested information from the Company about a former consultant who was engaged by the Company in 2004 and again later in a year-to-year contract that ended in 2009. The Company has been, and will continue to voluntarily provide information related to this request, including providing various documents and making certain current and former employees available for depositions. In March 2011, the Company received a subpoena from the SEC’s Los Angeles Regional Office staff requesting the production of documents relating to an ongoing investigation of the California Public Pension Funds. The Company is cooperating with both the SEC and the California Attorney General’s office. The Company is not able to predict with certainty the timing or outcome of these matters.

Item 1A.	Risk Factors
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In May 2010, the Company’s Board of Directors approved a $3 billion share repurchase program, authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing May 17, 2010 (the “2010 Program”). From December 26, 2010 (the first day of the 2011 fiscal year) through January 18, 2011, the Company repurchased 7.0 million shares at a total cost of $436.6 million with an average per-share cost of $62.06, which completed the 2010 Program. In February 2011, the Company’s Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing February 24, 2011 (the “2011 Program”). The Company’s Board of Directors periodically reviews any share repurchase programs and approves the associated trading parameters.
The following is a summary of the Company’s share repurchase activity for the three months ended March 26, 2011:
Issuer Purchases of Equity Securities(1)

				Approximate
			Total number of	dollar value of
			shares purchased	shares
			as part of	that may yet be
	Total number	Average	publicly	purchased under
	of shares	price paid	announced	the programs
Fiscal Period	purchased	per share(2)	programs	(in thousands)
Balances at December 25, 2010			44,865,920	$436,668

December 26 to January 22, 2011	7,036,216	$62.06	7,036,216	$—
January 23 to February 19, 2011	—	$—	—	$3,000,000
February 20 to March 26, 2011	6,414,684	$62.35	6,414,684	$2,600,052

First quarter 2011 totals	13,450,900	$62.20	13,450,900

(1)	All information set forth in the table above relates to the Company’s 2010 and 2011 Programs. The 2010 Program was announced in May 2010 and pursuant to the 2010 Program, the Company was authorized to repurchase up to $3 billion of its common stock over a two-year period commencing May 17, 2010. From December 26, 2010 (the first day of the 2011 fiscal year) through January 18, 2011, the Company repurchased 7.0 million shares at a total cost of $436.6 million with an average per-share cost of $62.06, which completed the 2010 Program. The 2011 Program was announced in February 2011 and pursuant to the 2011 Program, the Company is authorized to repurchase up to $3 billion of its common stock over a two-year period commencing February 24, 2011.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases settled during the three months ended March 26, 2011. The average per-share cost for repurchases under the 2010 Program from inception through completion was $57.80. The average per-share cost for repurchases under the 2011 Program in fiscal March 2011 was $62.35.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
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

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of April 11, 2011(1):

	Number of Shares		Number of Shares	Projected	Projected
	to be Sold Under		Sold Under the	Beneficial	Aggregate
Name and Position	the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John P. Driscoll President, New Markets	33,167	Option exercise of 33,167 shares shall occur when stock reaches a specific price.	177,786	206,989	427,076

Robert S. Epstein President, Advanced Clinical Science and Research and Chief Clinical Research and Development Officer	35,220	Option exercise of 35,220 shares shall occur when stock reaches a specific price.	35,312	194,824	278,054

Brian T. Griffin President, International and Chief Executive Officer, Medco Celesio B.V.	61,806	Option exercise of 61,806 shares shall occur when stock reaches a specific price.	206,358	161,856	399,677

Laizer D. Kornwasser Senior Vice President, Retail, Mail and Diabetes Markets	22,962	Option exercise of 22,962 shares shall occur when stock reaches a specific price.	58,181	135,867	295,251

Thomas M. Moriarty General Counsel, Secretary and President, Global Pharmaceutical Strategies	33,678	Option exercise of 33,678 shares shall occur when stock reaches a specific price.	80,854	173,842	430,036

Karin V. Princivalle Senior Vice President, Human Resources	111,750	Option exercise of an aggregate of 111,750 shares shall occur in various tranches when stock reaches specific prices.	0	27,460	148,610

Jack A. Smith Senior Vice President, Chief Marketing Officer	18,000	Option exercise of 18,000 shares shall occur when stock reaches a specific price.	26,440	207,192	335,232

Glen D. Stettin Senior Vice President and Chief Medical Officer	27,524	Option exercise of an aggregate of 23,476 shares shall occur in various tranches when stock reaches a specific price.	0	28,708	95,865

Timothy C. Wentworth Group President, Employer/Key Accounts	129,995	Option exercise of an aggregate of 121,275 shares shall occur in various tranches when stock reaches a specific price.	0	90,151	329,108

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through April 11, 2011.

(2)	This column reflects the number of shares remaining to be sold as of April 11, 2011.

(3)	This column reflects the number of shares sold under the plan through April 11, 2011.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of April 11, 2011, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since April 11, 2011 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of April 11, 2011, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since April 11, 2011 outside of the plan.
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our directors in effect as of April 11, 2011(1):

			Number of
	Number of		Shares Sold	Projected	Projected
	Shares to be Sold		Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John L. Cassis Director	16,000	Option exercise of 16,000 shall trigger if stock reaches a specific price.	0	50,500	58,900

Blenda J. Wilson Director	3,500	Option exercise of 3,500 shall trigger if stock reaches a specific price.	7,250	57,150	65,550

(1)	This table does not include any trading plans entered into by any director that have been terminated or expired by their terms or have been fully executed through April 11, 2011.

(2)	This column reflects the number of shares remaining to be sold as of April 11, 2011.

(3)	This column reflects the number of shares sold under the plan through April 11, 2011.

(4)	This column reflects an estimate of the number of whole shares each identified director will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of April 11, 2011, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since April 11, 2011 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified director will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of April 11, 2011, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since April 11, 2011 outside of the plan.
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

MEDCO HEALTH SOLUTIONS, INC. (Registrant)
Date: April 28, 2011	By:	/s/ David B. Snow, Jr.
		Name:	David B. Snow, Jr.
		Title:	Chairman and Chief Executive Officer

Date: April 28, 2011	By:	/s/ Richard J. Rubino
		Name:	Richard J. Rubino
		Title:	Senior Vice President, Finance and Chief Financial Officer