Form 10-Q
period 2011-06-25
MEDCO HEALTH SOLUTIONS INC
filed 2011-07-26
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on July 21, 2011, the registrant had 385,541,543 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	June 25,	December 25,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$92.4	$853.4
Short-term investments	8.2	56.7
Manufacturer accounts receivable, net	1,911.9	1,895.1
Client accounts receivable, net	2,483.5	2,553.1
Inventories, net	833.0	1,013.2
Prepaid expenses and other current assets	83.6	75.8
Deferred tax assets	248.3	238.4

Total current assets	5,660.9	6,685.7
Property and equipment, net	1,001.9	993.6
Goodwill	6,956.6	6,939.5
Intangible assets, net	2,285.6	2,409.8
Other noncurrent assets	85.8	68.7

Total assets	$15,990.8	$17,097.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$3,384.8	$3,495.4
Client rebates and guarantees payable	2,260.3	2,453.2
Accrued expenses and other current liabilities	683.6	910.2
Short-term debt	31.9	23.6
Current portion of long-term debt	2,000.0	—

Total current liabilities	8,360.6	6,882.4
Long-term debt, net	3,004.2	5,003.6
Deferred tax liabilities	980.6	985.1
Other noncurrent liabilities	201.2	239.4

Total liabilities	12,546.6	13,110.5

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, par value $0.01— authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01— authorized: 2,000,000,000 shares; issued: 670,898,695 shares at June 25, 2011 and 666,836,033 shares at December 25, 2010	6.7	6.7
Accumulated other comprehensive loss	(25.9)	(53.5)
Additional paid-in capital	8,653.5	8,463.0
Retained earnings	7,312.8	6,636.9

	15,947.1	15,053.1
Treasury stock, at cost: 279,358,024 shares at June 25, 2011 and 256,298,405 shares at December 25, 2010	(12,502.9)	(11,066.3)

Total stockholders’ equity	3,444.2	3,986.8

Total liabilities and stockholders’ equity	$15,990.8	$17,097.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Product net revenues (Includes retail co-payments of $2,255 and $2,279 in the second quarters of 2011 and 2010, and $4,768 and $4,750 in the six months of 2011 and 2010)	$16,724.1	$16,163.3	$33,385.8	$32,247.0
Service revenues	349.9	244.2	707.7	471.4

Total net revenues	17,074.0	16,407.5	34,093.5	32,718.4

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $2,255 and $2,279 in the second quarters of 2011 and 2010, and $4,768 and $4,750 in the six months of 2011 and 2010)	15,846.0	15,284.5	31,674.8	30,538.1
Cost of service revenues	122.6	61.3	243.0	125.8

Total cost of revenues	15,968.6	15,345.8	31,917.8	30,663.9
Selling, general and administrative expenses	420.3	376.4	807.4	727.0
Amortization of intangibles	73.3	70.7	146.4	141.2
Interest expense	52.3	38.8	104.2	79.5
Interest (income) and other (income) expense, net	1.9	(6.3)	4.3	(7.7)

Total costs and expenses	16,516.4	15,825.4	32,980.1	31,603.9

Income before provision for income taxes	557.6	582.1	1,113.4	1,114.5
Provision for income taxes	214.8	225.2	437.5	437.1

Net income	$342.8	$356.9	$675.9	$677.4

Basic weighted average shares outstanding	397.6	453.0	401.6	460.4

Basic earnings per share	$0.86	$0.79	$1.68	$1.47

Diluted weighted average shares outstanding	405.1	462.0	409.6	470.1

Diluted earnings per share	$0.85	$0.77	$1.65	$1.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

	Shares of	Shares		Accumulated
	Common	of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional
	Issued	Stock	Stock	Income (Loss)	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balances at December 25, 2010	666,836	256,298	$6.7	$(53.5)	$8,463.0	$6,636.9	$(11,066.3)	$3,986.8

Comprehensive income:
Net income	—	—	—	—	—	675.9	—	675.9

Other comprehensive income (loss):
Foreign currency translation gain and other	—	—	—	9.9	—	—	—	9.9
Amortization of unrealized loss on cash flow hedge, net of tax of $(0.7)	—	—	—	1.1	—	—	—	1.1
Defined benefit plans, net of tax:
Net activity due to curtailments, net of tax of $(11.6)	—	—	—	17.3	—	—	—	17.3
Amortization of prior service credit included in net periodic benefit cost, net of tax of $0.6	—	—	—	(0.9)	—	—	—	(0.9)
Net gains included in net periodic benefit cost, net of tax of $(0.1)	—	—	—	0.2	—	—	—	0.2

Other comprehensive income	—	—	—	27.6	—	—	—	27.6

Total comprehensive income	—	—	—	27.6	—	675.9	—	703.5
Stock option activity, including tax benefit	3,034	—	—	—	162.7	—	—	162.7
Issuance of common stock under employee stock purchase plan	205	—	—	—	11.7	—	—	11.7
Restricted stock unit activity, including tax benefit	824	—	—	—	16.1	—	—	16.1
Treasury stock acquired	—	23,060	—	—	—	—	(1,436.6)	(1,436.6)

Balances at June 25, 2011	670,899	279,358	$6.7	$(25.9)	$8,653.5	$7,312.8	$(12,502.9)	$3,444.2

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	June 25,	June 26,
	2011	2010
Cash flows from operating activities:
Net income	$675.9	$677.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102.0	89.2
Amortization of intangibles	146.4	141.2
Deferred income taxes	(66.8)	(91.0)
Stock-based compensation on employee stock plans	83.8	77.8
Tax benefit on employee stock plans	62.5	63.4
Excess tax benefits from stock-based compensation arrangements	(27.9)	(34.1)
Other	40.3	49.1
Net changes in assets and liabilities (net of acquisition effects):
Manufacturer accounts receivable, net	(14.2)	(30.9)
Client accounts receivable, net	5.7	(80.3)
Income taxes receivable	(2.0)	174.6
Inventories, net	181.1	121.8
Prepaid expenses and other current assets	(6.1)	(9.9)
Other noncurrent assets	(16.0)	(11.2)
Claims and other accounts payable	(110.6)	(345.3)
Client rebates and guarantees payable	(192.9)	348.0
Accrued expenses and other current and noncurrent liabilities	(220.8)	(149.0)

Net cash provided by operating activities	640.4	990.8

Cash flows from investing activities:
Capital expenditures	(111.1)	(100.4)
Purchases of securities and other assets	(14.1)	(23.2)
Acquisitions of businesses, net of cash acquired	(3.4)	(33.8)
Proceeds from sale of securities and other investments	48.5	18.5

Net cash used by investing activities	(80.1)	(138.9)

Cash flows from financing activities:
Proceeds from revolving credit facility	7,242.2	200.0
Repayments on revolving credit facility	(7,242.2)	(200.0)
Proceeds from accounts receivable financing facility and other	546.3	3.3
Repayments under accounts receivable financing facility	(538.0)	—
Purchases of treasury stock	(1,436.6)	(2,257.9)
Excess tax benefits from stock-based compensation arrangements	27.9	34.1
Net proceeds from employee stock plans	79.1	24.1

Net cash used by financing activities	(1,321.3)	(2,196.4)

Net decrease in cash and cash equivalents	(761.0)	(1,344.5)
Cash and cash equivalents at beginning of period	853.4	2,528.2

Cash and cash equivalents at end of period	$92.4	$1,183.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments necessary for a fair presentation of the unaudited interim condensed consolidated financial statements have been included, and are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010. The Company’s second fiscal quarters for 2011 and 2010 each consisted of 13 weeks and ended on June 25, 2011 and June 26, 2010, respectively.
Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, on the unaudited interim condensed consolidated balance sheets, income taxes receivable has been combined with prepaid expenses and other current assets.
2. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD
Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard with respect to the presentation of other comprehensive income in financial statements. The main provisions of the standard provide that an entity that reports other comprehensive income has the option to present comprehensive income in either a single statement or in a two-statement approach. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement, followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The Company will be required to adopt this standard retrospectively for interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this standard in fiscal year 2012 to have a material impact on its consolidated financial statements.
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
The Company utilizes the best available information in measuring fair value. The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets recorded at fair value on a recurring basis ($ in millions):

Fair Value Measurements at Reporting Date

	June 25,
Description	2011		Level 1	Level 2
Money market mutual funds	$47.0	(1)	$47.0	$—
Fair value of interest rate swap agreements	16.5	(2)	—	16.5

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.
Fair Value Measurements at Reporting Date

	December 25,
Description	2010		Level 1	Level 2
Money market mutual funds	$225.0	(1)	$225.0	$—
Fair value of interest rate swap agreements	16.9	(2)	—	16.9

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.
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
Fair Value of Financial Instruments
The term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities have a floating interest rate and as a result, the carrying amounts of the debt, as well as the short-term and long-term investments approximated fair values as of June 25, 2011 and December 25, 2010. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their future cash flows.
The carrying amounts and the fair values of the Company’s senior notes are shown in the following table ($ in millions):

	June 25, 2011		December 25, 2010
	Carrying	Fair	Carrying	Fair
	Amount(1)	Value	Amount(1)	Value
7.25% senior notes due 2013	$498.9	$557.1	$498.7	$567.2
6.125% senior notes due 2013	299.3	322.0	299.2	327.1
2.75% senior notes due 2015	499.9	511.2	499.8	496.1
7.125% senior notes due 2018	1,190.6	1,428.5	1,190.1	1,412.2
4.125% senior notes due 2020	499.0	492.5	498.9	481.3

(1)	Reported in long-term debt, net, on the unaudited interim condensed consolidated balance sheets, net of unamortized discount.
The fair values of the senior notes are based on observable relevant market information. Fluctuations between the carrying amounts and the fair values of the senior notes for the periods presented are associated with changes in market interest rates.

4.	EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Basic weighted average shares outstanding	397.6	453.0	401.6	460.4
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	7.5	9.0	8.0	9.7

Diluted weighted average shares outstanding	405.1	462.0	409.6	470.1

The Company treats stock options and restricted stock units granted by the Company as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For the quarter and six months ended June 25, 2011, there were outstanding options to purchase 12.0 million and 11.9 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the treasury stock method. For both the quarter and six months ended June 26, 2010, there were outstanding options to purchase 6.0 million shares of Medco stock, which were not dilutive to the EPS calculations. For all periods presented, the outstanding options which were not dilutive to the EPS calculations when applying the treasury stock method primarily reflect the share price being below the option exercise price. These outstanding options may be dilutive to future EPS calculations. The decreases in the basic weighted average shares outstanding and diluted weighted average shares outstanding for the quarter and six months ended June 25, 2011 compared to the same periods in 2010 primarily result from the repurchase of approximately 279.3 million shares of stock in connection with the Company’s share repurchase programs since inception in 2005 through the end of the second quarter of 2011, compared to an equivalent amount of 223.3 million shares repurchased since inception through the end of the second quarter of 2010. The Company repurchased approximately 9.6 million and 23.1 million shares of stock in the second quarter and six months of 2011, respectively, compared to approximately 17.6 million and 37.1 million shares in the second quarter and six months of 2010, respectively. In accordance with the FASB’s earnings per share standard, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.
5. ACCOUNTS RECEIVABLE
The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable, net, is presented net of allowance for doubtful accounts and includes a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. As of June 25, 2011 and December 25, 2010, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $526.4 million and $524.5 million, respectively. The Company’s client accounts receivable also includes receivables from the Centers for Medicare & Medicaid Services (“CMS”) for the Company’s Medicare Part D Prescription Drug Program (“Medicare Part D”) product offerings and premiums from members. As of June 25, 2011 and December 25, 2010, the CMS receivable was approximately $222.8 million and $216.1 million, respectively, the majority of which is anticipated to be collected in the fourth quarter of 2011.
The Company’s allowance for doubtful accounts as of June 25, 2011 and December 25, 2010 of $175.8 million and $149.7 million, respectively, includes $104.1 million and $97.9 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 8, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Specialty Pharmacy segment. The Company’s PBM segment allowance for doubtful accounts as of June 25, 2011 and December 25, 2010 includes $59.6 million and $38.2 million, respectively, related to the sale of certain diabetes supplies, which are primarily reimbursed by government agencies and insurance companies. In addition, the Company’s PBM segment allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings.

6. DEBT
The Company’s debt consists of the following ($ in millions):

	June 25,	December 25,
	2011	2010
Short-term debt:
Accounts receivable financing facility	$—	$—
Other	31.9	23.6

Total short-term debt	31.9	23.6

Current portion of long-term debt	2,000.0	—

Long-term debt:
Senior unsecured revolving credit facility	—	1,000.0
Senior unsecured term loan	—	1,000.0
7.25% senior notes due 2013, net of unamortized discount	498.9	498.7
6.125% senior notes due 2013, net of unamortized discount	299.3	299.2
2.75% senior notes due 2015, net of unamortized discount	499.9	499.8
7.125% senior notes due 2018, net of unamortized discount	1,190.6	1,190.1
4.125% senior notes due 2020, net of unamortized discount	499.0	498.9
Fair value of interest rate swap agreements	16.5	16.9

Total long-term debt	3,004.2	5,003.6

Total debt	$5,036.1	$5,027.2

A complete description of the Company’s debt may be found in Note 8, “Debt,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010. The following provides recent updates:
Five-Year Credit Facilities. On April 30, 2007, the Company entered into a senior unsecured credit agreement, which is available for general working capital requirements. The facility consists of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The facility matures on April 30, 2012, and therefore the Company has classified all outstanding balances related to the facility, representing $1.0 billion under the revolving credit facility and the $1.0 billion senior unsecured term loan, as current portion of long-term debt on the unaudited interim condensed consolidated balance sheet as of June 25, 2011. The Company anticipates refinancing the senior unsecured credit facility before it matures.
There were draw-downs of $7,242.2 million and repayments of $7,242.2 million under the revolving credit facility during the six months of 2011. As of June 25, 2011, the Company had $992.5 million available for borrowing under the revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $7.5 million in issued letters of credit. As of December 25, 2010, the outstanding balance under the revolving credit facility was $1.0 billion and the Company had $993.5 million available for borrowing under the facility, after giving effect to prior net draw-downs of $1 billion and $6.5 million in issued letters of credit.
7. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains an unfunded postretirement healthcare benefit plan for a limited number of retirees. The net (credit) for these postretirement benefits amounted to ($0.1) million and ($0.4) million for the quarters ended June 25, 2011 and June 26, 2010, respectively, and ($30.8) million and ($0.8) million for the six months ended June 25, 2011 and June 26, 2010, respectively.
In January 2011, the Company amended its postretirement healthcare benefit plan, discontinuing the benefit for all active non-retirement eligible employees. The Company had previously reduced and capped the benefit through a 2003 plan amendment, the effect of which resulted in a prior service credit reflected as a component of accumulated other comprehensive loss in stockholders’ equity. The prior service credit is associated with the plan in place before the Company became an independent, publicly traded company in 2003. The elimination of the postretirement healthcare benefit for all active non-retirement eligible employees was accounted for as a curtailment of the plan and resulted in a gain of $30.6 million, pre-tax, $22.6 million of which is reported in cost of product net revenues and $8.0 million of which is reported in selling, general and administrative expenses on the unaudited interim condensed consolidated statement of income for the six months ended June 25, 2011.

The net cost (credit) for the Company’s pension plans amounted to $2.1 million and $7.1 million for the quarters ended June 25, 2011 and June 26, 2010, respectively, and ($7.7) million and $14.6 million for the six months ended June 25, 2011 and June 26, 2010, respectively.
In January 2011, the Company amended its defined benefit pension plans, freezing the benefit for all participants effective in the first quarter of 2011. After the plan freeze, participants do not accrue any benefits under the plans, and new hires are not eligible to participate in the defined benefit pension plans. However, account balances continue to be credited with interest until paid out. The plan freeze resulted in a gain of $9.7 million, pre-tax, recognized in the first quarter of 2011. The freeze of the defined benefit pension plans coincided with an enhanced 401(k) plan company match. Additionally, payments for pension benefits for the years 2011 to 2020 are estimated to be $157.0 million, a decrease of $92.1 million from the $249.1 million reported in Note 9, “Pension and Other Postretirement Benefits,” to the Company’s audited consolidated financial statements included in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 25, 2010. This decrease in estimated payments is primarily due to the impact of the plan freeze.
8. SEGMENT AND GEOGRAPHIC DATA
Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies, including diabetes testing supplies and related products, to the Company’s clients and members or patients, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of Europa Apotheek Venlo B.V., which primarily provides mail-order pharmacy services in Germany. Commencing on the September 16, 2010 acquisition date, the PBM segment also includes the operating results of United BioSource Corporation, which extends the Company’s core capabilities in data analytics and research.
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
Quarterly Results:

	Quarter Ended June 25, 2011			Quarter Ended June 26, 2010
		Specialty			Specialty
Quarterly Results:	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Product net revenues	$13,559.3	$3,164.8	$16,724.1	$13,374.8	$2,788.5	$16,163.3
Service revenues	329.2	20.7	349.9	217.8	26.4	244.2

Total net revenues	13,888.5	3,185.5	17,074.0	13,592.6	2,814.9	16,407.5
Total cost of revenues	12,995.1	2,973.5	15,968.6	12,728.9	2,616.9	15,345.8
Selling, general and administrative expenses	351.6	68.7	420.3	299.0	77.4	376.4
Amortization of intangibles	62.8	10.5	73.3	60.0	10.7	70.7

Operating income	$479.0	$132.8	$611.8	$504.7	$109.9	$614.6
Reconciling items to income before provision for income taxes:
Interest expense			52.3			38.8
Interest (income) and other (income) expense, net			1.9			(6.3)

Income before provision for income taxes			$557.6			$582.1

Capital expenditures	$61.3	$5.3	$66.6	$47.9	$9.9	$57.8

	Six Months Ended June 25, 2011			Six Months Ended June 26, 2010
		Specialty			Specialty
Year-to-Date Results:	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Product net revenues	$27,164.3	$6,221.5	$33,385.8	$26,805.2	$5,441.8	$32,247.0
Service revenues	669.2	38.5	707.7	422.0	49.4	471.4

Total net revenues	27,833.5	6,260.0	34,093.5	27,227.2	5,491.2	32,718.4
Total cost of revenues	26,071.3	5,846.5	31,917.8	25,559.8	5,104.1	30,663.9
Selling, general and administrative expenses	668.3	139.1	807.4	577.8	149.2	727.0
Amortization of intangibles	125.4	21.0	146.4	119.8	21.4	141.2

Operating income	$968.5	$253.4	$1,221.9	$969.8	$216.5	$1,186.3
Reconciling items to income before provision for income taxes:
Interest expense			104.2			79.5
Interest (income) and other (income) expense, net			4.3			(7.7)

Income before provision for income taxes			$1,113.4			$1,114.5

Capital expenditures	$101.4	$9.7	$111.1	$85.1	$15.3	$100.4

	As of June 25, 2011			As of December 25, 2010
		Specialty			Specialty
Identifiable Assets:	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$12,421.3	$3,569.5	$15,990.8	$13,360.3	$3,737.0	$17,097.3
Geographic Information. The Company’s net revenues from its foreign operations represented less than 1% of the Company’s consolidated net revenues for the quarters and six months ended June 25, 2011 and June 26, 2010. All other revenues are earned in the United States.
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
The third qui tam matter in which the government has declined to intervene, relates to PolyMedica Corporation, a subsidiary of the Company acquired in the fourth quarter of 2007. This matter is progressing as a civil litigation, United States of America ex. rel. Lucas W. Matheny and Deborah Loveland vs. Medco Health Solutions, Inc., et al., in the U.S. District Court for the Southern District of Florida, although the government could decide to intervene at any point during the course of the litigation. The complaint largely includes allegations regarding the application of invoice payments. In July 2010, the U.S. District Court for the Southern District of Florida dismissed the action without prejudice. The plaintiffs re-filed the complaint and upon a motion to dismiss, the U.S. District Court for the Southern District of Florida dismissed the complaint with prejudice in October 2010. The matter is currently on appeal.
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
In July 2011, Medco received a subpoena duces tecum from the United States Department of Justice, District of Delaware, requesting information from Medco concerning its arrangements with Astra Zeneca concerning four Astra Zeneca drugs. The Company is cooperating with the inquiry. The Company is not able to predict with certainty the timing or outcome of this matter.
ERISA and Similar Litigation. As disclosed in Note 14, “Commitments and Contingencies,” to the Company’s audited consolidated financial statements included in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 25, 2010, the Gruer series of lawsuits were subsequently settled on a class action basis in 2010, however, the plaintiffs in two of the remaining actions in the Gruer series of cases, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., and United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc., elected to opt out of the settlement. In June 2010, the Company filed for summary judgment against both of these plaintiffs. In June 2011, the Court issued its opinion dismissing several of the plaintiffs’ fiduciary claims while letting others survive pending further discovery. Plaintiff, United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust, subsequently filed a motion with the Court asking it to reconsider its dismissal of one of the fiduciary claims.

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
Several lawsuits have been filed since the announcement of the merger described below in Note 10, “Subsequent Events,” that name as defendants the Company, the Company’s Board of Directors, and Express Scripts, Inc. (“Express Scripts”). The purported class action complaints allege, among other things, a breach of fiduciary duty in connection with the approval of the proposed merger agreement between the Company and Express Scripts.
Purchase Commitments
As of June 25, 2011, the Company has contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and brand-name pharmaceutical manufacturers, the majority of which are associated with the Company’s Specialty Pharmacy business, and are either contracts for fixed amounts or contracts for fixed amounts plus a variable component. The contracts for fixed amounts include firm commitments of $153.4 million for 2011. The contracts with fixed amounts plus a variable component include firm commitments of $40.4 million for 2011 and $4.0 million for 2012, with additional commitments through 2012 that are subject to price increases or variable quantities based on patient usage. The Company also has purchase commitments for diabetes supplies of $16.9 million, technology-related agreements of $34.3 million and advertising commitments of $0.5 million.
10. SUBSEQUENT EVENTS
Pending transactions under the Merger Agreement with Express Scripts, Inc.
On July 20, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Express Scripts, a Delaware corporation, Aristotle Holding, Inc., a Delaware corporation, and wholly-owned subsidiary of Express Scripts (“New Parent Company”), Aristotle Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of New Parent Company, and Plato Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of New Parent Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Aristotle Merger Sub, Inc. will merge with and into Express Scripts (the “Express Scripts Merger”), with Express Scripts as the surviving corporation, and (immediately thereafter) Plato Merger Sub, Inc. will merge with and into the Company (the “Medco Merger” and, collectively with the Express Scripts Merger, the “Mergers”), with the Company as the surviving corporation. As a result of the Mergers, both the Company and Express Scripts will become wholly-owned subsidiaries of New Parent Company.
At the effective time of the Express Scripts Merger, each share of Express Scripts’ common stock will be converted into one share of New Parent Company’s common stock. At the effective time of the Medco Merger, each share of the Company’s common stock will be converted into the right to receive (i) $28.80 in cash and (ii) 0.81 shares of New Parent Company common stock.
Consummation of the Mergers is subject to customary conditions, including the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement contemplates that the parties will take certain specified actions which may be necessary to obtain regulatory clearance.
Consummation of the Mergers is also subject to other customary conditions, including (i) approval of the Merger Agreement by Medco’s stockholders and Express Scripts’ stockholders, (ii) the approval for listing of the New Parent Company’s common stock on the Nasdaq Stock Market, (iii) the absence of any order prohibiting or restraining the Mergers, (iv) the effectiveness under the Securities Act of 1933 of a registration statement covering the shares of New Parent Company common stock, (v) the receipt of certain regulatory consents, (vi) subject to certain exceptions, the accuracy of the Company’s and Express Scripts’ representations and warranties in the Merger Agreement, (vii) performance by the Company and Express Scripts of their respective obligations in the Merger Agreement, (viii) the absence of certain governmental appeals, and (ix) the delivery of customary opinions from counsel to the Company and Express Scripts to the effect that the Mergers will qualify as a tax-free exchange for federal income tax purposes.
UnitedHealth Group Incorporated
The Company also announced on July 21, 2011 that its pharmacy benefit services agreement with UnitedHealth Group Incorporated (“UnitedHealth Group”) would not be renewed. For both the second quarter and six months of 2011 and 2010, UnitedHealth Group, the Company’s largest client, represented 17%, of the Company’s net revenues. The UnitedHealth Group contract expires on December 31, 2012. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to the Company’s overall profitability, the mail-order volume associated with this account represented less than 10% of the Company’s overall mail-order volume for both the second quarters and six months of 2011 and 2010. None of the Company’s other clients individually represented more than 10% of the net revenues in the second quarter and six months of 2011 or 2010.

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
•	Competition in the PBM, specialty pharmacy and broader healthcare industry is intense and could impair our ability to attract and retain clients;

•	Failure to retain key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues, harm to our reputation and decreased profitability;

•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;

•	Failure in continued execution of our retiree strategy, including the potential loss of Medicare Part D-eligible members, could adversely impact our business and financial results;

•	If we or our suppliers fail to comply with complex and evolving laws and regulations domestically and internationally, we could suffer penalties, be required to pay substantial damages and/or make significant changes to our operations;

•	If we do not continue to earn and retain purchase discounts, rebates and service fees from manufacturers at current levels, our gross margins may decline;

•	From time to time we engage in transactions to acquire other companies or businesses and if we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention;

•	New legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable information could limit our ability to use information critical to the operation of our business;

•	Our Specialty Pharmacy business is dependent on our relationships with a limited number of suppliers and our clinical research services are dependent on our relationships with a limited number of clients. As such, the loss of one or more of these relationships, or limitations on our ability to provide services to these suppliers or clients, could significantly impact our ability to sustain and/or improve our financial performance;

•	Our ability to grow our Specialty Pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;

•	Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased billing, cash application and credit risks. Additionally, current economic conditions may expose us to increased credit risk;

•	Changes in reimbursement, including reimbursement for durable medical equipment, could negatively affect our revenues and profits;

•	Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;

•	Demand for our clinical research services depends on the willingness of companies in the pharmaceutical and biotechnology industries to continue to outsource clinical development and on our reputation for independent, high-quality scientific research and evidence development;

•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;

•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;

•	Changes in industry pricing benchmarks could adversely affect our financial performance;

•	We are subject to a corporate integrity agreement and noncompliance may impede our ability to conduct business with the federal government;

•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance and liquidity;

•	We may be subject to liability claims for damages and other expenses not covered by insurance;

•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure. Additionally, significant disruptions to our infrastructure or any of our facilities due to failure to execute security measures or failure to execute business continuity plans in the event of an epidemic or pandemic or some other catastrophic event could adversely impact our business;

•	Business process and technology infrastructure improvements associated with our agile enterprise initiative may not be successfully or timely implemented or may fail to operate as designed and intended, causing the Company’s performance to suffer;

•	We may be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives;

•	We are subject to certain risks associated with our international operations;

•	Anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors; and
•	As described elsewhere in this Quarterly Report on Form 10-Q, we have entered into a Merger Agreement with Express Scripts, Inc. ("Express Scripts"). Express Scripts and the Company may be unable to obtain stockholder or regulatory approvals required for the Mergers contemplated by the Merger Agreement or may be required to accept conditions that could reduce the anticipated benefits of the Mergers as a condition to obtaining regulatory approvals; the length of time necessary to consummate the proposed Mergers may be longer than anticipated; a condition to closing of the Mergers may not be satisfied; problems may arise in successfully integrating the businesses of Express Scripts and the Company; Express Scripts may be unable to realize the synergies expected from the Mergers; the Mergers may involve unexpected costs; the businesses may suffer as a result of uncertainty surrounding the proposed Mergers and the industry may be subject to future risks that are described in Securities and Exchange Commission (“SEC”) reports filed by Express Scripts and the Company.
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business described in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q (including Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q) and other documents filed from time to time with the SEC.
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

The complicated environment in which we operate presents us with opportunities, challenges and risks. Our clients and members are paramount to our success; the retention of existing clients and members and winning of new clients and members poses the greatest opportunity to us and the loss thereof represents an ongoing risk. The preservation of our relationships with pharmaceutical manufacturers, biopharmaceutical manufacturers and retail pharmacies is very important to the execution of our business strategies. Our future success will be largely dependent on our ability to profitably drive mail-order volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. In addition, our future success depends on our ability to continue to provide innovative and competitive clinical and other services to clients and members, including through our active participation in the Medicare Part D Prescription Drug Plan (“Medicare Part D”) benefit, our growing specialty pharmacy business, including the growth in biosimilars, our Therapeutic Resource Centers, as well as the growing service revenue businesses that include our clinical research business capabilities through UBC, our personalized medicine services and our international services.
Additionally, our future success will depend on our continued ability to generate positive cash flows from operations with a keen focus on asset management and maximizing return on invested capital (“ROIC”). We are very focused on managing our ROIC to ensure we drive significant returns to our stockholders. We believe there is a close correlation between strong ROIC and long-term shareholder value and as such, we include ROIC as a component of our annual performance bonus grid.
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

On July 20, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Express Scripts, a Delaware corporation, Aristotle Holding, Inc., a Delaware corporation and wholly-owned subsidiary of Express Scripts (“New Parent Company”), Aristotle Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of New Parent Company, and Plato Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of New Parent Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Aristotle Merger Sub, Inc. will merge with and into Express Scripts (the “Express Scripts Merger”), with Express Scripts as the surviving corporation, and (immediately thereafter) Plato Merger Sub, Inc. will merge with and into Medco (the “Medco Merger” and, collectively with the Express Scripts Merger, the “Mergers”), with Medco as the surviving corporation. As a result of the Mergers, both Medco and Express Scripts will become wholly-owned subsidiaries of New Parent Company.

At the effective time of the Express Scripts Merger, each share of Express Scripts’ common stock will be converted into one share of New Parent Company’s common stock. At the effective time of the Medco Merger, each share of Medco’s common stock will be converted into the right to receive (i) $28.80 in cash and (ii) 0.81 shares of New Parent Company common stock.

Our second fiscal quarters for 2011 and 2010 each consisted of 13 weeks and ended on June 25, 2011 and June 26, 2010, respectively.
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

Key Indicators Reviewed by Management
Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail-order volumes and revenue; adjusted prescription volume; generic dispensing rate and generic volumes, particularly for mail order; service revenue; gross margin percentage; cash flow from operations; return on invested capital; diluted earnings per share; diluted earnings per share, excluding all intangible amortization; Specialty Pharmacy segment revenue and operating income; Earnings Before Interest and Other Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—EBITDA” further below for a definition and calculation of EBITDA and EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance.
Financial Performance Summary for the Quarter and Six Months Ended June 25, 2011
Our diluted earnings per share increased 10.4% to $0.85 for the second quarter of 2011, compared to $0.77 per share for the second quarter of 2010. Our diluted earnings per share increased 14.6% to $1.65 for the six months of 2011 compared to $1.44 per share for the six months of 2010. Excluding all intangible amortization, our diluted earnings per share increased 10.3% to $0.96 for the second quarter of 2011, and 14.8% to $1.86 for the six months of 2011. These earnings per share increases primarily reflect higher generic dispensing rates and mail-order generic volumes, a decrease in the diluted weighted average shares outstanding, increased service margin, and growth in the Specialty Pharmacy business, as well as a first-quarter 2011 benefit associated with changes to the employee postretirement healthcare benefit plan of $30.6 million included in gross margin and selling, general and administrative (“SG&A”) expenses for the six months of 2011. These are partially offset by the effect of client renewal pricing, increased SG&A expenses, and a second-quarter 2010 benefit of approximately $27 million associated with our receipt of a settlement award in a class action antitrust lawsuit brought by direct purchasers of a brand-name medication. For the six months ended June 25, 2011, we generated cash flow from operations of $640.4 million and had cash and cash equivalents of $92.4 million on our consolidated balance sheet at June 25, 2011.
The diluted weighted average shares outstanding were 405.1 million for the second quarter and 409.6 million for the six months of 2011 compared to 462.0 million for the second quarter and 470.1 million for the six months of 2010, representing decreases of 12.3% and 12.9%, respectively, resulting primarily from our share repurchase programs.
Our total net revenues increased 4.1% to $17,074.0 million for the second quarter, and increased 4.2% to $34,093.5 million for the six months of 2011. Product net revenues increased 3.5% to $16,724.1 million for the second quarter, and 3.5% to $33,385.8 million for the six months of 2011, which reflects higher retail and mail-order prescription volume, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts. Additionally, our service revenues increased 43.3% to $349.9 million for the second quarter and 50.1% to $707.7 million for the six months of 2011, reflecting higher manufacturer service revenues primarily driven by the contributions from UBC, which was acquired in September 2010. Also included in the higher service revenues are increased client and other service revenues primarily driven by higher claims processing administrative fees and increased formulary management fees.
The total adjusted prescription volume, which adjusts mail-order prescription volume for the difference in days supply between mail order and retail, increased 0.5% to 239.7 million for the second quarter and 1.3% to 484.0 million for the six months of 2011, reflecting higher retail and mail-order volumes. The increases in mail-order prescription volume for the second quarter and six months of 2011 are driven by increases in generic volumes, as brand-name volumes were lower than in the second quarter and six months of 2010. The adjusted mail-order penetration rate was 34.3% for the second quarter and 34.0% for the six months of 2011, compared to 34.3% for the second quarter and 34.1% for the six months of 2010.
Our overall generic dispensing rate increased to 73.4% for the second quarter and 73.2% for the six months of 2011, from 70.6% for the second quarter and 70.1% for the six months of 2010, reflecting the impact of the introduction of new generic products in and subsequent to the second quarter of 2010, heightened use of previously released generics, and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in reductions to net revenues of approximately $900 million and $2,000 million for the second quarter and six months of 2011, respectively.

Our overall gross margin percentages were 6.5% for the second quarter and 6.4% for the six months of 2011, compared to 6.5% for the second quarter and 6.3% for the six months of 2010, primarily reflecting increased generic dispensing rates and mail-order generic volumes, and a higher mix of higher margin service revenues. Also contributing for the six months of 2011 is the margin component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $22.6 million. The gross margin percentage increases were partially offset by the effect of client renewal pricing and the aforementioned second-quarter 2010 settlement award of approximately $27 million, as well as a lower Specialty Pharmacy gross margin percentage due to product and channel mix.
SG&A expenses of $420.3 million for the second quarter of 2011 increased by $43.9 million, or 11.7%, from the second quarter of 2010. SG&A expenses of $807.4 million for the six months of 2011 increased by $80.4 million, or 11.1%, from the six months of 2010. These increases primarily reflect UBC SG&A expenses, higher professional fees and technology-related expenses associated with strategic initiatives, as well as higher stock-based compensation expenses, partially offset for the six months of 2011 by the SG&A component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $8.0 million. Excluding UBC, SG&A expenses increased by 5.7% and 4.7% from the second quarter and six months of 2010, respectively.
Amortization of intangible assets of $73.3 million for the second quarter and $146.4 million for the six months of 2011 increased $2.6 million and $5.2 million from the second quarter and six months of 2010, respectively, primarily reflecting higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from PolyMedica Corporation (“PolyMedica”) associated with scheduled accelerated amortization of customer relationships in the prior periods.
Interest expense of $52.3 million for the second quarter and $104.2 million for the six months of 2011 increased $13.5 million and $24.7 million from the second quarter and six months of 2010, respectively, primarily reflecting higher expense as a result of increased borrowings of $1 billion from our September 2010 senior notes issuance associated with the acquisition of UBC.
Interest (income) and other (income) expense, net, of $1.9 million of expense for the second quarter of 2011 decreased $8.2 million from ($6.3) million of income for the second quarter of 2010. Interest (income) and other (income) expense, net, of $4.3 million of expense for the six months of 2011 decreased $12.0 million from ($7.7) million of income for the six months of 2010. These decreases in interest (income) and other (income) expense, net, primarily reflect losses in the start-up period for certain of our joint ventures and a foreign currency gain that was recognized in 2010, partially offset by increased interest income.
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 38.5% for the second quarter and 39.3% for the six months of 2011, compared to 38.7% for the second quarter and 39.2% for the six months of 2010.
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
In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. In 2011, non-low-income members receive a cost share benefit under the coverage gap discount program with pharmaceutical manufacturers. The coverage gap cost share program covers 50% of the member co-payment in the coverage gap for participating brand-name drugs. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members, pharmaceutical manufacturers or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income.
For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Items 7 and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010. In the second quarter and six months of 2011, premium revenues for our PDP products, which exclude member cost share, were $188 million and $401 million, respectively, or 1% of total net revenues. In the second quarter and six months of 2010, premium revenues for our PDP products, which exclude member cost share, were $181 million and $363 million, respectively, or 1% of total net revenues.
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
Interest expense is incurred on our senior unsecured bank credit facility, accounts receivable financing facility, other short-term debt, and our senior notes, and includes net interest on our interest rate swap agreements on $200 million of the $500 million of 7.25% senior notes due in 2013. In addition, it includes amortization of the effective portion of our settled forward-starting interest rate swap agreements and amortization of debt issuance costs.
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
Our stockholders’ equity includes an offset for purchases of our common stock under our share repurchase programs. The accumulated other comprehensive loss component of stockholders’ equity includes: unrealized investment gains and losses, foreign currency translation adjustments resulting primarily from the translation of the assets, liabilities and results of operations of Europa Apotheek Venlo B.V. (“Europe Apotheek”), unrealized gains and losses on effective cash flow hedges, and the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans.

Consolidated Statements of Cash Flows
An important element of our operating cash flows is the timing of billing cycles, which are generally two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the Specialty Pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Specialty Pharmacy business experiences slower accounts receivable turnover than in the aforementioned PBM cycle and has a different credit risk profile. Our operating cash flows are also impacted by timing associated with our Medicare PDP product offerings, including premiums, cost share, and catastrophic reinsurance received from CMS. In addition, our operating cash flows include tax benefits for employee stock plans up to the amount associated with compensation expense. In the six months of 2010, our operating cash flows reflected a benefit of $174.6 million for the collection of income taxes receivable from the IRS and certain states associated with the approval of a favorable accounting method change.
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
Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; health plans; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the second quarter and six months of 2011, our ten largest clients based on revenue accounted for approximately 46% of our net revenues, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $2,900 million and $5,700 million, or 17%, of our net revenues, respectively. For the second quarter and six months of 2010, our ten largest clients based on revenue accounted for approximately 47% of our net revenues, including UnitedHealth Group, which represented approximately $2,700 million and $5,500 million, or 17%, of our net revenues, respectively. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for both the second quarters and six months of 2011 and 2010. None of our other clients individually represented more than 10% of our net revenues in the second quarter and six months of 2011 or 2010.
On July 21, 2011, we announced that our pharmacy benefit services agreement with UnitedHealth Group would not be renewed. The UnitedHealth Group contract expires on December 31, 2012.

Segment Discussion
We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies, including diabetes testing supplies and related products, to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. Commencing on the September 16, 2010 acquisition date, the PBM segment also includes the operating results of UBC, which extends our core capabilities in data analytics and research.
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
For segment financial information, see “— Segment Results of Operations” below and Note 8, “Segment and Geographic Data,” to our unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 25,			June 26,	June 25,			June 26,
	2011(1)	Variance		2010	2011(1)	Variance		2010

Net Revenues
Retail product(2)	$10,250.8	$235.6	2.4%	$10,015.2	$20,548.5	$497.7	2.5%	$20,050.8
Mail-order product	6,473.3	325.2	5.3%	6,148.1	12,837.3	641.1	5.3%	12,196.2

Total product(2)	$16,724.1	$560.8	3.5%	$16,163.3	$33,385.8	$1,138.8	3.5%	$32,247.0

Client and other service	221.1	18.2	9.0%	202.9	455.4	63.7	16.3%	391.7
Manufacturer service	128.8	87.5	N/M *	41.3	252.3	172.6	N/M *	79.7

Total service	$349.9	$105.7	43.3%	$244.2	$707.7	$236.3	50.1%	$471.4

Total net revenues(2)	$17,074.0	$666.5	4.1%	$16,407.5	$34,093.5	$1,375.1	4.2%	$32,718.4

Cost of Revenues
Product(2)	$15,846.0	$561.5	3.7%	$15,284.5	$31,674.8	$1,136.7	3.7%	$30,538.1
Service	122.6	61.3	100.0%	61.3	243.0	117.2	93.2%	125.8

Total cost of revenues(2)	$15,968.6	$622.8	4.1%	$15,345.8	$31,917.8	$1,253.9	4.1%	$30,663.9

Gross Margin(3)
Product	$878.1	$(0.7)	(0.1)%	$878.8	$1,711.0	$2.1	0.1%	$1,708.9
Product gross margin percentage	5.3%	(0.1)%		5.4%	5.1%	(0.2)%		5.3%
Service	$227.3	$44.4	24.3%	$182.9	$464.7	$119.1	34.5%	$345.6

Service gross margin percentage	65.0%	(9.9)%		74.9%	65.7%	(7.6)%		73.3%
Total gross margin	$1,105.4	$43.7	4.1%	$1,061.7	$2,175.7	$121.2	5.9%	$2,054.5
Gross margin percentage	6.5%	—		6.5%	6.4%	0.1%		6.3%

Volume Information
Generic mail-order prescriptions	17.8	1.0	6.0%	16.8	35.4	2.4	7.3%	33.0
Brand mail-order prescriptions	9.9	(0.8)	(7.5)%	10.7	19.9	(1.8)	(8.3)%	21.7

Total mail-order prescriptions	27.7	0.2	0.7%	27.5	55.3	0.6	1.1%	54.7
Retail prescriptions	157.4	0.7	0.4%	156.7	319.4	4.6	1.5%	314.8

Total prescriptions	185.1	0.9	0.5%	184.2	374.7	5.2	1.4%	369.5

Adjusted prescriptions(4)	239.7	1.3	0.5%	238.4	484.0	6.4	1.3%	477.6
Adjusted mail-order penetration(5)	34.3%	—		34.3%	34.0%	(0.1)%		34.1%

Generic Dispensing Rate Information
Retail generic dispensing rate	75.0%	2.7%		72.3%	74.8%	3.0%		71.8%
Mail-order generic dispensing rate	64.3%	3.1%		61.2%	64.1%	3.8%		60.3%
Overall generic dispensing rate	73.4%	2.8%		70.6%	73.2%	3.1%		70.1%

*	Not meaningful

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes retail co-payments of $2,255 million and $2,279 million for the second quarters of 2011 and 2010, and $4,768 million and $4,750 million for the six months of 2011 and 2010.

(3)	Represents total net revenues minus total cost of revenues.

(4)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(5)	Represents the percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

Net Revenues
Retail. The increases in retail net revenues of $236 million for the second quarter and $498 million for the six months of 2011 reflect net volume increases of $47 million and $295 million, respectively, primarily from new business, partially offset by lower utilization. Also contributing to the higher retail net revenues were net price increases of $189 million for the second quarter and $203 million for the six months of 2011 driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variances include the offsetting effect of approximately $595 million for the second quarter and $1,280 million for the six months from a greater representation of lower-priced generic drugs in 2011.
Mail-Order. The increases in mail-order net revenues of $325 million for the second quarter and $641 million for the six months of 2011 reflect net volume increases of $42 million and $151 million, respectively, driven by higher generic volumes. The volumes of lower-priced generic drugs were higher than the second quarter and six months of 2010; however, the higher-priced brand-name volumes were lower, in part as a result of the economy and plan designs and member financial incentives encouraging the use of generics. Also contributing to the mail-order net revenue increases are net price increases of $283 million for the second quarter and $490 million for the six months of 2011 driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variances include the offsetting effect of approximately $305 million for the second quarter and $720 million for the six months from a greater representation of lower-priced generic drugs in 2011.
Our overall generic dispensing rate increased to 73.4% for the second quarter and 73.2% for the six months of 2011, compared to 70.6% for the second quarter and 70.1% for the six months of 2010. Mail-order and retail generic dispensing rates increased to 64.3% and 75.0%, respectively, for the second quarter of 2011, compared to 61.2% and 72.3%, respectively, for the second quarter of 2010. For the six months of 2011, mail-order and retail generic dispensing rates increased to 64.1% and 74.8%, respectively, compared to 60.3% and 71.8% for 2010, respectively. These increases reflect the impact of the introduction of new generic products in and subsequent to the second quarter of 2010 and the effect of programs and client plan design changes promoting the use of lower-priced and more steeply discounted generics.
Service revenues increased $105.7 million in the second quarter and $236.3 million for the six months of 2011, reflecting higher manufacturer service revenues of $87.5 million and $172.6 million, respectively, primarily driven by the contributions from UBC, which was acquired in September 2010. Also included in the higher service revenues are increased client and other service revenues of $18.2 million and $63.7 million, respectively, primarily driven by higher claims processing administrative fees and increased formulary management fees.
Gross Margin
Our overall gross margin increased to $1,105.4 million or 6.5% for the second quarter and $2,175.7 million or 6.4% for the six months of 2011, from $1,061.7 million or 6.5% for the second quarter and $2,054.5 million or 6.3% for the six months of 2010. Our product gross margin was $878.1 million or 5.3% for the second quarter and $1,711.0 million or 5.1% for the six months of 2011, compared to $878.8 million or 5.4% for the second quarter and $1,708.9 million or 5.3% for the six months of 2010. Product gross margin reflects increased generic dispensing rates and mail-order generic volumes, as well as business efficiencies, and for the six months, the margin component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $22.6 million, offset by the effect of client renewal pricing and the aforementioned second-quarter 2010 settlement award of approximately $27 million. The lower product gross margin percentage also reflects a lower Specialty Pharmacy gross margin percentage due to product and channel mix. Our overall gross margin also benefited from a higher mix of higher margin service revenues. Service gross margin of $227.3 million for the second quarter and $464.7 million for the six months of 2011 increased $44.4 million and $119.1 million, respectively, compared to $182.9 million for the second quarter and $345.6 million for the six months of 2010. The service gross margin dollar increases reflect the aforementioned increases in service revenues of $105.7 million for the second quarter and $236.3 million for the six months of 2011, partially offset by increases in cost of service revenues of $61.3 million and $117.2 million, respectively, which primarily result from UBC. Service gross margin percentage was 65.0% for the second quarter and 65.7% for the six months of 2011, compared to 74.9% for the second quarter and 73.3% for the six months of 2010, with the decreases reflecting the UBC mix.
Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction of cost of product net revenues, totaled $1,484 million for the second quarter of 2011 and $1,429 million for the second quarter of 2010, with formulary rebates representing 86.8% and 85.5% of total rebates, respectively. Rebates were $2,986 million for the six months of 2011 and $2,881 million for the six months of 2010, with formulary rebates representing 86.3% and 84.5% of total rebates, respectively. The overall increases in rebates reflect favorable pharmaceutical manufacturer rebate contract revisions, as well as improved formulary management and patient compliance, partially offset by brand-name drug volumes that have converted to generic drugs. We retained approximately $181 million, or 12.2%, of total rebates in the second quarter of 2011, and $170 million, or 11.9%, in the second quarter of 2010. For the six months, we retained approximately $356 million, or 11.9%, of total rebates in 2011, and $346 million, or 12.0%, in 2010. The changes in the retained rebate percentages are reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.

The following table presents additional selected consolidated comparative results of operations (in millions, except for per share data):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 25,			June 26,	June 25,			June 26,
	2011(1)	Variance		2010	2011(1)	Variance		2010

Gross margin(2)	$1,105.4	$43.7	4.1%	$1,061.7	$2,175.7	$121.2	5.9%	$2,054.5
Selling, general and administrative expenses	420.3	43.9	11.7%	376.4	807.4	80.4	11.1%	727.0
Amortization of intangibles	73.3	2.6	3.7%	70.7	146.4	5.2	3.7%	141.2
Interest expense	52.3	13.5	34.8%	38.8	104.2	24.7	31.1%	79.5
Interest (income) and other (income) expense, net	1.9	8.2	N/M *	(6.3)	4.3	12.0	N/M *	(7.7)

Income before provision for income taxes	557.6	(24.5)	(4.2)%	582.1	1,113.4	(1.1)	(0.1)%	1,114.5
Provision for income taxes	214.8	(10.4)	(4.6)%	225.2	437.5	0.4	0.1%	437.1

Net income	$342.8	$(14.1)	(4.0)%	$356.9	$675.9	$(1.5)	(0.2)%	$677.4

Diluted weighted average shares outstanding	405.1	(56.9)	(12.3)%	462.0	409.6	(60.5)	(12.9)%	470.1

Diluted earnings per share	$0.85	$0.08	10.4%	$0.77	$1.65	$0.21	14.6%	$1.44

Adjustment for the amortization of intangible assets(3)	$0.11	$0.01	10.0%	$0.10	$0.21	$0.03	16.7%	$0.18

Diluted earnings per share, excluding all intangible amortization	$0.96	$0.09	10.3%	$0.87	$1.86	$0.24	14.8%	$1.62

*	Not meaningful

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Represents total net revenues minus total cost of revenues.

(3)	This adjustment represents the per-share effect of all intangible amortization.
Selling, General and Administrative Expenses
SG&A expenses of $420.3 million for the second quarter of 2011 increased by $43.9 million, or 11.7%, from the second quarter of 2010. SG&A expenses of $807.4 million for the six months of 2011 increased by $80.4 million, or 11.1%, from the six months of 2010. These increases primarily reflect UBC SG&A expenses, higher professional fees and technology-related expenses associated with strategic initiatives, as well as higher stock-based compensation expenses, partially offset for the six months by the SG&A component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $8.0 million. Excluding UBC, SG&A expenses increased by 5.7% and 4.7% from the second quarter and six months of 2010, respectively.
Amortization of Intangibles
Amortization of intangible assets of $73.3 million for the second quarter and $146.4 million for the six months of 2011 increased $2.6 million and $5.2 million from the second quarter and six months of 2010, respectively, primarily reflecting higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships in the prior periods.

Interest Expense
Interest expense of $52.3 million for the second quarter and $104.2 million for the six months of 2011 increased $13.5 million and $24.7 million from the second quarter and six months of 2010, respectively, primarily reflecting higher expense as a result of increased borrowings of $1 billion from our September 2010 senior notes issuance associated with the acquisition of UBC.
The weighted average interest rate on our indebtedness was approximately 3.5% for the second quarter and 3.6% for the six months of 2011, compared to approximately 4.0% for the second quarter and six months of 2010, reflecting lower interest rates on the floating rate components of outstanding debt, partially offset by a higher mix of fixed rate compared with variable rate outstanding debt.
Interest (Income) and Other (Income) Expense, Net
Interest (income) and other (income) expense, net, of $1.9 million of expense for the second quarter of 2011 decreased $8.2 million from ($6.3) million of income for the second quarter of 2010. Interest (income) and other (income) expense, net, of $4.3 million of expense for the six months of 2011 decreased $12.0 million from ($7.7) million of income for the six months of 2010. These decreases in interest (income) and other (income) expense, net, primarily reflect losses in the start-up period for certain of our joint ventures and a foreign currency gain that was recognized in 2010, partially offset by increased interest income.
Provision for Income Taxes
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 38.5% for the second quarter and 39.3% for the six months of 2011, compared to 38.7% for the second quarter and 39.2% for the six months of 2010. The slightly lower effective tax rate for the second quarter reflects recognized tax credits.
Net Income and Earnings per Share
Net income as a percentage of net revenues was 2.0% for the second quarter and six months of 2011, compared to 2.2% for the second quarter and 2.1% for the six months of 2010, reflecting the aforementioned factors.
Diluted earnings per share increased 10.4% to $0.85 in the second quarter of 2011, from $0.77 in the second quarter of 2010. For the six months, diluted earnings per share increased 14.6% to $1.65 in 2011, from $1.44 in 2010. Excluding all intangible amortization, our diluted earnings per share increased 10.3% to $0.96 for the second quarter, and 14.8% to $1.86 for the six months of 2011, compared to $0.87 per share in the second quarter and $1.62 per share for the six months of 2010. The diluted earnings per share increases reflect the aforementioned consolidated results of operations trending factors, as well as lower diluted weighted average shares outstanding.
The diluted weighted average shares outstanding were 405.1 million for the second quarter and 409.6 million for the six months of 2011, compared to 462.0 million for the second quarter and 470.1 million for the six months of 2010, representing decreases of 12.3% and 12.9%, respectively. The decreases primarily result from the repurchase of approximately 279.3 million shares of stock in connection with our share repurchase programs since inception in 2005 through the end of the second quarter of 2011, compared to an equivalent amount of 223.3 million shares repurchased since inception through the end of the second quarter of 2010. We repurchased approximately 9.6 million and 23.1 million shares of stock in the second quarter and six months of 2011, respectively, compared to approximately 17.6 million and 37.1 million in the second quarter and six months of 2010, respectively.

Segment Results of Operations
PBM Segment
The PBM segment primarily involves sales of traditional prescription drugs and supplies, including diabetes testing supplies and related products to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 25,			June 26,	June 25,			June 26,
	2011(1)	Variance		2010	2011(1)	Variance		2010

Product net revenues	$13,559.3	$184.5	1.4%	$13,374.8	$27,164.3	$359.1	1.3%	$26,805.2
Service revenues	329.2	111.4	51.1%	217.8	669.2	247.2	58.6%	422.0

Total net revenues	13,888.5	295.9	2.2%	13,592.6	27,833.5	606.3	2.2%	27,227.2
Total cost of revenues	12,995.1	266.2	2.1%	12,728.9	26,071.3	511.5	2.0%	25,559.8

Total gross margin(2)	$893.4	$29.7	3.4%	$863.7	$1,762.2	$94.8	5.7%	$1,667.4
Gross margin percentage	6.4%	—		6.4%	6.3%	0.2%		6.1%

Selling, general and administrative expenses	351.6	52.6	17.6%	299.0	668.3	90.5	15.7%	577.8
Amortization of intangibles	62.8	2.8	4.7%	60.0	125.4	5.6	4.7%	119.8

Operating income	$479.0	$(25.7)	(5.1)%	$504.7	$968.5	$(1.3)	(0.1)%	$969.8

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Represents total net revenues minus total cost of revenues.
PBM total net revenues of $13,888.5 million for the second quarter and $27,833.5 million for the six months of 2011 increased $295.9 million and $606.3 million, respectively, compared to the revenues of $13,592.6 million for the second quarter and $27,227.2 million for the six months of 2010. The increases primarily reflect higher mail-order generic and retail volume, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts. Also contributing to the total net revenue increases are higher service revenues primarily driven by the contributions from UBC, which was acquired in September 2010.
Gross margin was 6.4% of net revenues for the second quarter and 6.3% for the six months of 2011, compared to 6.4% for the second quarter and 6.1% for the six months of 2010, primarily reflecting increased generic dispensing rates and mail-order generic volumes, as well as a higher mix of higher margin service revenues and, for the six months, the margin component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan. The gross margin percentage increases were partially offset by the effect of client renewal pricing, as well as the aforementioned second-quarter 2010 settlement award.
SG&A expenses were $351.6 million for the second quarter and $668.3 million for the six months of 2011, and increased from 2010 by $52.6 million and $90.5 million, respectively. The increases primarily reflect UBC SG&A expenses, higher professional fees and technology-related expenses associated with strategic initiatives, as well as higher stock-based compensation expenses, partially offset for the six months by the SG&A component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan. Excluding UBC, SG&A expenses increased by $30.0 million and $44.5 million over the second quarter and six months of 2010, respectively.
Amortization of intangible assets was $62.8 million for the second quarter and $125.4 million for the six months of 2011, compared to $60.0 million for the second quarter and $119.8 million for the six months of 2010. The increases primarily reflect higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from PolyMedica associated with scheduled accelerated amortization of customer relationships in the prior periods.
Operating income was $479.0 million for the second quarter and $968.5 million for the six months of 2011, compared with $504.7 million for the second quarter and $969.8 million for the six months of 2010, with the changes reflecting the aforementioned factors.
For additional information on the PBM segment, see Note 8, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Specialty Pharmacy Segment
The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter	Six Months			Six Months
	Ended			Ended	Ended			Ended
	June 25,			June 26,	June 25,			June 26,
	2011	Variance		2010	2011	Variance		2010

Product net revenues	$3,164.8	$376.3	13.5%	$2,788.5	$6,221.5	$779.7	14.3%	$5,441.8
Service revenues	20.7	(5.7)	(21.6)%	26.4	38.5	(10.9)	(22.1)%	49.4

Total net revenues	3,185.5	370.6	13.2%	2,814.9	6,260.0	768.8	14.0%	5,491.2
Total cost of revenues	2,973.5	356.6	13.6%	2,616.9	5,846.5	742.4	14.5%	5,104.1

Total gross margin(1)	$212.0	$14.0	7.1%	$198.0	$413.5	$26.4	6.8%	$387.1
Gross margin percentage	6.7%	(0.3)%		7.0%	6.6%	(0.4)%		7.0%

Selling, general and administrative expenses	68.7	(8.7)	(11.2)%	77.4	139.1	(10.1)	(6.8)%	149.2
Amortization of intangibles	10.5	(0.2)	(1.9)%	10.7	21.0	(0.4)	(1.9)%	21.4

Operating income	$132.8	$22.9	20.8%	$109.9	$253.4	$36.9	17.0%	$216.5

(1)	Represents total net revenues minus total cost of revenues.
Specialty Pharmacy total net revenues of $3,185.5 million for the second quarter and $6,260.0 for the six months of 2011 increased $370.6 million and $768.8 million, respectively, compared to revenues of $2,814.9 million for the second quarter and $5,491.2 million for the six months of 2010, primarily reflecting growth in prescription volumes, increases in manufacturer brand pricing, broader utilization of specialty products, and the impact of recently introduced drugs.
Gross margins were 6.7% of net revenues for the second quarter and 6.6% for the six months of 2011, compared to 7.0% for the second quarter and six months of 2010, primarily reflecting product and channel mix effects experienced in 2011 as compared to 2010.
SG&A expenses of $68.7 million for the second quarter of 2011 decreased $8.7 million compared to $77.4 million for the second quarter of 2010. SG&A expenses of $139.1 million for the six months of 2011 decreased $10.1 million compared to $149.2 million for the six months of 2010. These decreases primarily reflect lower employee and technology-related expenses, partially offset by higher professional fees. Amortization of intangible assets was $10.5 million for the second quarter and $21.0 million for the six months of 2011, compared to $10.7 million for the second quarter and $21.4 million for the six months of 2010.
Operating income of $132.8 million for the second quarter and $253.4 million for the six months of 2011 increased $22.9 million, or 20.8%, and $36.9 million, or 17.0%, from the second quarter and six months of 2010, respectively, reflecting the aforementioned factors.
For additional information on the Specialty Pharmacy segment, see Note 8, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Six Months Ended		Six Months Ended
	June 25, 2011(1)	Variance	June 26, 2010
Net cash provided by operating activities	$640.4	$(350.4)	$990.8
Net cash used by investing activities	(80.1)	58.8	(138.9)
Net cash used by financing activities	(1,321.3)	875.1	(2,196.4)

Net decrease in cash and cash equivalents	(761.0)	583.5	(1,344.5)
Cash and cash equivalents at beginning of period	853.4	(1,674.8)	2,528.2

Cash and cash equivalents at end of period	$92.4	$(1,091.3)	$1,183.7

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.
Operating Activities. Net cash provided by operating activities of $640.4 million for the first six months of 2011 primarily reflects net income of $675.9 million, with non-cash adjustments for depreciation, amortization and stock-based compensation of $332.2 million. In addition, there were net cash inflows of $181.1 million from a decrease in inventories, net, primarily due to additional initiatives to decrease inventory days on hand. These increases were partially offset by net cash outflows of $110.6 million and $192.9 million from decreases in claims and other accounts payable and client rebates and guarantees payable, respectively, due to the timing of payments, as well as net cash outflows of $220.8 million from a decrease in accrued expenses and other current and noncurrent liabilities, primarily due to the timing of income tax payments. The $350.4 million decrease in net cash provided by operating activities for the first six months of 2011 compared to the first six months of 2010 is primarily due to decreased cash flows of $540.9 million from client rebates and guarantees payable due to the timing of payments, and decreased cash flows of $176.6 million from the collection of income taxes receivable, primarily from the IRS, in the first quarter of 2010 for the 2003 through 2005 tax years. These decreases were partially offset by increased cash flows of $234.7 million from claims and other accounts payable due to timing of payments associated with our retail pharmacy claims, and increased cash flows from client accounts receivable, net, and inventories, net of $86.0 million and $59.3 million, respectively.
Investing Activities. The net cash used by investing activities of $80.1 million for the first six months of 2011 is primarily attributable to capital expenditures of $111.1 million associated with capitalized software development in connection with client-related programs and our Medicare PDP product offerings, technology initiatives, and pharmacy operations hardware investments. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $48.5 million. The $58.8 million decrease in net cash used by investing activities for the first six months of 2011 compared to the first six months of 2010 is primarily due to cash paid of $33.8 million, net of cash acquired, in the first six months of 2010, primarily reflecting our acquisition of DNA Direct, and a $30.0 million increase in proceeds from the sale of securities and other investments.
Financing Activities. The net cash used by financing activities of $1,321.3 million for the first six months of 2011 primarily results from $1,436.6 million in share repurchases, partially offset by net proceeds from employee stock plans of $79.1 million and excess tax benefits from stock-based compensation arrangements of $27.9 million. The decrease in net cash used by financing activities of $875.1 million for the first six months of 2011 compared to the first six months of 2010 primarily results from lower share repurchases of $821.3 million.
Total cash and short-term investments as of June 25, 2011 were $100.6 million, including $92.4 million in cash and cash equivalents. Total cash and short-term investments as of December 25, 2010 were $910.1 million, including $853.4 million in cash and cash equivalents. The decrease of $809.5 million in cash and short-term investments for the six months of 2011 primarily reflects the use of cash associated with share repurchase activity and capital expenditures, partially offset by net cash inflows from operating activities. It is anticipated that cash balances will increase during the remainder of 2011 as a result of cash inflows from operating activities.

Share Repurchase Programs
Since 2005, when we commenced our first share repurchase program, we have executed share repurchases of 279.3 million shares at a cost of $12.5 billion and at an average per-share cost of $44.76 through the end of the second fiscal quarter of 2011. In February 2011, our Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of our common stock over a two-year period commencing February 24, 2011. During the second quarter of 2011, we repurchased 9.6 million shares at a cost of $600 million with an average per-share cost of $62.44, and during the six months of 2011, we repurchased 23.1 million shares at a cost of $1,436.6 million with an average per-share cost of $62.33 under our share repurchase programs.
Pursuant to Merger Agreement with Express Scripts, we are not permitted to engage in share repurchases without Express Scripts’ prior written consent until the consummation of the Mergers or the termination of the Merger Agreement. Currently, we do not anticipate making additional share repurchases.
See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for more information.
Looking Forward
On July 20, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Express Scripts, a Delaware corporation, Aristotle Holding, Inc., a Delaware corporation and wholly-owned subsidiary of Express Scripts (“New Parent Company”), Aristotle Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of New Parent Company, and Plato Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of New Parent Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Aristotle Merger Sub, Inc. will merge with and into Express Scripts (the “Express Scripts Merger”), with Express Scripts as the surviving corporation, and (immediately thereafter) Plato Merger Sub, Inc. will merge with and into Medco (the “Medco Merger” and, collectively with the Express Scripts Merger, the “Mergers”), with Medco as the surviving corporation. As a result of the Mergers, both Medco and Express Scripts will become wholly-owned subsidiaries of New Parent Company.
At the effective time of the Express Scripts Merger, each share of Express Scripts’ common stock will be converted into one share of New Parent Company’s common stock. At the effective time of the Medco Merger, each share of Medco’s common stock will be converted into the right to receive (i) $28.80 in cash and (ii) 0.81 shares of New Parent Company common stock.
We believe that our current liquidity and prospects for strong cash flows from operations, including effective working capital management, assist in limiting the effects on our business from economic factors. The senior unsecured credit facility matures on April 30, 2012 and therefore we have classified all outstanding balances related to the facility as current portion of long-term debt on the unaudited interim condensed consolidated balance sheet as of June 25, 2011. We anticipate refinancing our senior unsecured credit facility before it matures. Additionally, it is anticipated that cash balances will increase during the remainder of 2011 as a result of cash inflows from operations, which are expected to be approximately $2 billion for fiscal year 2011. At June 25, 2011, we had additional committed borrowing capacity under our revolving credit facility of $992.5 million, borrowing capacity under our 364-day accounts receivable financing facility of $600 million, and uncommitted borrowing capacity under our credit lines of $350 million. Our accounts receivable financing facility is renewable annually in July at the option of both Medco and the banks and we renewed it on July 25, 2011. Our ability to incur indebtedness is limited by the terms of the Merger Agreement, which generally provides that, without Express Scripts’ prior written consent, we may not incur new indebtedness in excess of $300 million over our existing credit facilities and lines of credit, but that we may refinance such existing credit facilities and other lines of credit on substantially the same terms and principal amounts as we currently maintain.
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
Pursuant to Merger Agreement with Express Scripts, we are not permitted to pay dividends or engage in share repurchases without Express Scripts’ prior written consent until the consummation of the Mergers or the termination of the Merger Agreement. Currently, we do not anticipate making additional share repurchases.
Financing Facilities
Five-Year Credit Facilities
We have a senior unsecured bank credit facility consisting of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The facility matures on April 30, 2012, and therefore we have classified all outstanding balances related to the facility, representing $1.0 billion under the revolving credit facility and the $1.0 billion senior unsecured term loan, as current portion of long-term debt on the unaudited interim condensed consolidated balance sheet as of June 25, 2011. We anticipate refinancing our senior unsecured credit facility before it matures. If there are pre-payments on the term loan prior to the maturity date, that portion of the loan would be extinguished. At our current debt ratings, the credit facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused portion of the revolving credit facility.

There were draw-downs of $7,242.2 million and repayments of $7,242.2 million under the revolving credit facility during the six months of 2011. As of June 25, 2011, we had $992.5 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $7.5 million in issued letters of credit. As of December 25, 2010, the outstanding balance under the revolving credit facility was $1.0 billion and we had $993.5 million available for borrowing under the facility, after giving effect to prior net draw-downs of $1 billion and $6.5 million in issued letters of credit.
Accounts Receivable Financing Facility and Other Short-Term Debt
Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebates accounts receivable. During the six months of 2011, we drew down $538 million and repaid $538 million under the facility, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of June 25, 2011. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by our credit rating. This facility is renewable annually in July at the option of both Medco and the banks and we renewed it on July 25, 2011. Additionally, we had short-term debt of $31.9 million and $23.6 million outstanding as of June 25, 2011 and December 25, 2010, respectively, under a short-term revolving credit facility.
Credit Lines
We currently have access to four uncommitted credit lines that we utilize from time to time to meet daily working capital needs and to take advantage of lower interest rates. Borrowings under these arrangements cannot exceed $450 million in total. These credit lines are supplemental, typically utilized for overnight borrowings, and not considered replacements of our committed credit facilities. There were no amounts outstanding under our credit lines as of June 25, 2011 and December 25, 2010.
Interest Rates
The weighted average interest rate on our indebtedness was approximately 3.5% for the second quarter and 3.6% for the six months of 2011, compared to approximately 4.0% for the second quarter and six months of 2010, reflecting lower interest rates on the floating rate components of outstanding debt, partially offset by a higher mix of fixed rate compared with variable rate outstanding debt. Several factors could change the weighted average annual interest rate, including but not limited to, a change in our debt ratings, reference rates used under our senior unsecured bank credit facilities and accounts receivable financing facility, swap agreements and the fixed/variable mix of our debt.
Swap Agreements
In December 2007, we entered into forward-starting interest rate swap agreements to manage our exposure to changes in benchmark interest rates and to mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term fixed rate financing. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate. In March 2008, following the issuance of $300 million aggregate principal amount of 5-year senior notes and $1.2 billion aggregate principal amount of 10-year senior notes, the cash flow hedges were settled and the ineffective portion was immediately expensed. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive loss as of June 25, 2011 and December 25, 2010 was $14.8 million and $15.9 million, net of tax, respectively.

In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The fair value of our obligation under our interest rate swap agreements, represented net receivables of $16.5 million and $16.9 million as of June 25, 2011 and December 25, 2010, respectively, which are reported in other noncurrent assets, with offsetting amounts reported in long-term debt, net, on our consolidated balance sheets. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
Covenants
All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at June 25, 2011 and December 25, 2010.
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

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Net income	$342.8	$356.9	$675.9	$677.4
Add:
Interest expense	52.3	38.8	104.2	79.5
Interest (income) and other (income) expense, net	1.9	(6.3)	4.3	(7.7)
Provision for income taxes	214.8	225.2	437.5	437.1
Depreciation expense	51.0	44.9	102.0	89.2
Amortization expense	73.3	70.7	146.4	141.2

EBITDA	$736.1	$730.2	$1,470.3	$1,416.7

Adjusted prescriptions(1)	239.7	238.4	484.0	477.6

EBITDA per adjusted prescription	$3.07	$3.06	$3.04	$2.97

(1)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.
For the second quarter of 2011 compared to the second quarter of 2010, EBITDA increased by 0.8%, compared to a decrease in net income of 4.0%, and an increase in EBITDA per adjusted prescription of 0.3%. For the six months of 2011 compared to the six months of 2010, EBITDA increased 3.8%, compared to a decrease in net income of 0.2%, and an increase in EBITDA per adjusted prescription of 2.4%. The higher rates of increase for EBITDA compared with net income primarily reflect the aforementioned higher interest, depreciation and intangible amortization expenses. The lower rates of increase for EBITDA per adjusted prescription compared to EBITDA reflect client renewal pricing, partially offset by higher generic dispensing rates.
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

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Diluted earnings per share	$0.85	$0.77	$1.65	$1.44
Adjustment for the amortization of intangible assets(1)	0.11	0.10	0.21	0.18

Diluted earnings per share, excluding all intangible amortization	$0.96	$0.87	$1.86	$1.62

(1)	This adjustment represents the per-share effect of all intangible amortization.

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of June 25, 2011, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

		Remainder
	Total	of 2011	2012-2013	2014-2015	Thereafter

Long-term debt obligations, including current portion(1)	$5,000.0	$—	$2,800.0	$500.0	$1,700.0
Interest payments on long-term debt obligations(2)	941.2	94.2	325.4	235.7	285.9
Operating lease obligations(3)	220.3	35.8	100.9	51.7	31.9
Prescription drug purchase commitments(4)	197.8	193.8	4.0	—	—
Other(5)	102.7	29.5	61.6	11.6	—

Total	$6,462.0	$353.3	$3,291.9	$799.0	$2,017.8

(1)	Long-term debt obligations exclude $12.3 million in total unamortized discounts on our senior notes, and the fair value of interest rate swap agreements of $16.5 million on $200 million of the $500 million in 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the June 2011 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)	Represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers and brand-name pharmaceutical manufacturers, the majority of which are associated with our Specialty Pharmacy business, and are either contracts for fixed amounts or contracts for fixed amounts plus a variable component. The contracts for fixed amounts include firm commitments of $153.4 million for 2011. The contracts with fixed amounts plus a variable component include firm commitments of $40.4 million for 2011 and $4.0 million for 2012, with additional commitments through 2012 that are subject to price increases or variable quantities based on patient usage.

(5)	Consists of purchase commitments for diabetes supplies of $16.9 million, technology-related agreements of $34.3 million and advertising commitments of $0.5 million. Additionally, $51.0 million represents various purchase obligations anticipated to be fully settled by 2014, most of which are included in other noncurrent liabilities in the unaudited interim condensed consolidated balance sheet as of June 25, 2011.
We have a remaining minimum pension funding requirement of $30.5 million under the Internal Revenue Code (“IRC”) during 2011 for the 2010 plan year, which we expect to pay in the third quarter of 2011.
As of June 25, 2011, we had letters of credit outstanding of approximately $8.0 million, $7.5 million of which were issued under our senior unsecured revolving credit facility, primarily as collateral for the deductible portion of our workers’ compensation coverage, and $0.5 million of which were assumed upon the acquisition of UBC and are to secure compliance and performance on certain leases.
As of June 25, 2011, we had total gross liabilities for income tax contingencies of $133.9 million on our unaudited interim condensed consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2015. In addition, approximately 17% of the income tax contingencies are anticipated to settle over the next twelve months.
For additional information regarding operating lease obligations, long-term debt, and information on deferred income taxes, see Notes 6, 8, and 10, respectively, to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010. For additional information regarding pension and other postretirement obligations, see Note 9, “Pension and Other Postretirement Benefits,” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010, as well as Note 7, “Pension and Other Postretirement Benefits,” to our unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Commitments and Contractual Obligations” above.
Recently Issued Financial Accounting Pronouncement
Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard with respect to the presentation of other comprehensive income in financial statements. The main provisions of the standard provide that an entity that reports other comprehensive income has the option to present comprehensive income in either a single statement or in a two-statement approach. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement, followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. We will be required to adopt this standard retrospectively for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of this standard in fiscal year 2012 to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have floating rate debt with our bank credit facility and accounts receivable financing facility, and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of June 25, 2011, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $5.5 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
We operate our business primarily within the United States and execute the vast majority of our transactions in U.S. dollars. However, as a result of our acquisitions of Europa Apotheek, based in the Netherlands, and UBC, with operations in Europe and Asia, as well as our joint ventures, we are subject to foreign currency translation risk.

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
Government Proceedings and Requests for Information. In July 2011, Medco received a subpoena duces tecum from the United States Department of Justice, District of Delaware, requesting information from Medco concerning its arrangements with Astra Zeneca concerning four Astra Zeneca drugs. The Company is cooperating with the inquiry. The Company is not able to predict with certainty the timing or outcome of this matter.
ERISA and Similar Litigation. As disclosed in Note 14, “Commitments and Contingencies,” to the Company’s audited consolidated financial statements included in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 25, 2010, the Gruer series of lawsuits were subsequently settled on a class action basis in 2010, however, the plaintiffs in two of the remaining actions in the Gruer series of cases, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., and United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc., elected to opt out of the settlement. In June 2010, the Company filed for summary judgment against both of these plaintiffs. In June 2011, the Court issued its opinion dismissing several of the plaintiffs’ fiduciary claims while letting others survive pending further discovery. Plaintiff, United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust, subsequently filed a motion with the Court asking it to reconsider its dismissal of one of the fiduciary claims.
Other Matters. Several lawsuits have been filed since the announcement of the merger described in Note 10, “Subsequent Events,” to the unaudited interim condensed consolidated financial statements including Part I, Item 1 of the Quarterly Report on Form 10-Q that name as defendants the Company, the Company’s Board of Directors, and Express Scripts, Inc. (“Express Scripts”). The purported class action complaints allege, among other things, a breach of fiduciary duty in connection with the approval of the proposed merger agreement between the Company and Express Scripts.

Item 1A.	Risk Factors
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010, which are incorporated by reference herein. Except as noted below, there have been no material changes with regard to the risk factors disclosed in such report.
As described elsewhere in this Quarterly Report on Form 10-Q, we have entered into a Merger Agreement with Express Scripts. Express Scripts and the Company may be unable to obtain stockholder or regulatory approvals required for the Mergers contemplated by the Merger Agreement or may be required to accept conditions that could reduce the anticipated benefits of the Mergers as a condition to obtaining regulatory approvals; the length of time necessary to consummate the proposed Mergers may be longer than anticipated; a condition to closing of the Mergers may not be satisfied; problems may arise in successfully integrating the businesses of Express Scripts and the Company; Express Scripts may be unable to realize the synergies expected from the Mergers; the Mergers may involve unexpected costs; the businesses may suffer as a result of uncertainty surrounding the proposed Mergers and the industry may be subject to future risks that are described in Securities and Exchange Commission (“SEC”) reports filed by Express Scripts and the Company.
On July 21, 2011, we announced that we had entered into the Merger Agreement with Express Scripts. Our ability to complete the proposed Mergers is subject to risks and uncertainties, including, but not limited to, the risk that Express Scripts and the Company may be unable to obtain stockholder or regulatory approvals required for the Mergers contemplated by the Merger Agreement or may be required to accept conditions that could reduce the anticipated benefits of the Mergers as a condition to obtaining regulatory approvals; the risk that the length of time necessary to consummate the proposed Mergers may be longer than anticipated; and the risk that a condition to closing of the Mergers may not be satisfied. In addition, problems may arise in successfully integrating the businesses of Express Scripts and the Company. For example: Express Scripts may be unable to realize the synergies expected from the Mergers, the Mergers may involve unexpected costs, the businesses may suffer as a result of uncertainty surrounding the proposed Mergers and the industry may be subject to future risks that are described in SEC reports filed by Express Scripts and the Company.
Completion of the Mergers requires certain regulatory and shareholder approvals. Current employees may experience uncertainty about their post-merger roles with Express Scripts. This may materially adversely affect the ability of the Company to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Express Scripts following the merger. Accordingly, no assurance can be given that we will be able to attract or retain key employees to the same extent as we have in the past. Further, diversion of attention from ongoing operations on the part of management and employees could adversely affect our customers, suppliers and other parties with whom we have relationships. While the Mergers are pending, customers and strategic partners may delay or defer decisions to use the Company’s services, which could adversely affect our revenues and earnings, as well as the market price of our common shares.
In addition, customers may experience uncertainty about their Medco services, including integration, pricing, and customer service, after the closing of the merger. This may materially adversely affect the ability of the Company to gain new customers and retain existing customers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In February 2011, the Company’s Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing February 24, 2011 (the “2011 Program”).

The following is a summary of the Company’s share repurchase activity for the three months ended June 25, 2011:
Issuer Purchases of Equity Securities(1)

				Approximate
			Total number of	dollar value of
			shares purchased	shares
			as part of	that may yet be
	Total number	Average	publicly	purchased under
	of shares	price paid	announced	the programs
Fiscal Period	purchased	per share(2)	programs	(in thousands)
Balances at March 26, 2011			6,414,684	$2,600,052

March 27 to April 23, 2011	—	$—	—	$2,600,052
April 24 to May 21, 2011	5,186,465	$62.66	5,186,465	$2,275,058
May 22 to June 25, 2011	4,422,254	$62.19	4,422,254	$2,000,052

Second quarter 2011 totals	9,608,719	$62.44	9,608,719

(1)	All information set forth in the table above relates to the Company’s 2011 Program. The 2011 Program was announced in February 2011 and pursuant to the 2011 Program, the Company is authorized to repurchase up to $3 billion of its common stock over a two-year period commencing February 24, 2011.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases settled during the three months ended June 25, 2011. The average per-share cost for repurchases under the 2011 Program from inception through June 25, 2011 was $62.41.
Pursuant to Merger Agreement with Express Scripts, the Company is not permitted to engage in share repurchases without Express Scripts’ prior written consent until the consummation of the Mergers or the termination of the Merger Agreement. Currently, the Company does not anticipate making additional share repurchases.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
(a) Rule 10b5-1 Sales Plans. Medco’s comprehensive compliance program includes a broad policy against insider trading. Executive officers are prohibited from trading in Company stock during the period that begins on the first day of the last month of the fiscal period and ends on the third trading day after the release of earnings. In addition, executive officers are required to pre-clear all of their trades. Medco’s executive officers are also subject to share ownership guidelines and retention requirements. The ownership targets are based on a multiple of salary (5, 3 or 1.5 times salary), but are expressed as a number of shares. The targets are determined using base salary and the closing price of our stock on the date of our Annual Meeting of Shareholders. The number of shares required to be held has been calculated using a $63.41 stock price, the closing price of our stock on the date of the 2011 Annual Meeting of Shareholders.
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
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of July 1, 2011(1):

	Number of Shares		Number of Shares	Projected	Projected
	to be Sold Under		Sold Under the	Beneficial	Aggregate
Name and Position	the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John P. Driscoll President, New Markets	33,167	Option exercise of 33,167 shares shall occur when stock reaches a specific price.	177,786	207,008	427,095

Robert S. Epstein President, Advanced Clinical Science and Research and Chief Clinical Research and Development Officer	35,220	Option exercise of 35,220 shares shall occur when stock reaches a specific price.	35,312	209,223	265,613

Brian T. Griffin President, International and Chief Executive Officer, Medco Celesio B.V.	61,806	Option exercise of 61,806 shares shall occur when stock reaches a specific price.	206,358	161,856	399,677

Laizer D. Kornwasser Senior Vice President, Retail, Mail and Diabetes Markets	22,962	Option exercise of 22,962 shares shall occur when stock reaches a specific price.	58,181	135,867	295,251

Thomas M. Moriarty General Counsel, Secretary and President, Global Pharmaceutical Strategies	33,678	Option exercise of 33,678 shares shall occur when stock reaches a specific price.	80,854	173,837	430,031

Karin V. Princivalle Senior Vice President, Human Resources	16,380	Option exercise of 16,380 shares shall occur when stock reaches a specific price.	95,370	27,498	148,648

Frank Sheehy President, Accredo Health Group	29,751	Option exercise of an aggregate of 29,751 shares shall occur in various tranches when stock reaches a specific price.	0	22,898	65,254

Jack A. Smith Senior Vice President, Chief Marketing Officer	18,000	Option exercise of 18,000 shares shall occur when stock reaches a specific price.	26,440	207,192	335,232

Timothy C. Wentworth Group President, Employer/Key Accounts	121,275	Option exercise of an aggregate of 121,275 shares shall occur in various tranches when stock reaches specific prices.	8,720	90,144	329,101

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through July 1, 2011.

(2)	This column reflects the number of shares remaining to be sold as of July 1, 2011.

(3)	This column reflects the number of shares sold under the plan through July 1, 2011.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 1, 2011, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 1, 2011 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 1, 2011, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 1, 2011 outside of the plan.
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our directors in effect as of July 1, 2011(1):

			Number of
	Number of		Shares Sold	Projected	Projected
	Shares to be Sold		Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John L. Cassis Director	16,000	Option exercise of 16,000 shall occur if stock reaches a specific price.	0	58,900	66,500

Blenda J. Wilson Director	3,500	Option exercise of 3,500 shall occur if stock reaches a specific price.	7,250	65,550	73,150

(1)	This table does not include any trading plans entered into by any director that have been terminated or expired by their terms or have been fully executed through July 1, 2011.

(2)	This column reflects the number of shares remaining to be sold as of July 1, 2011.

(3)	This column reflects the number of shares sold under the plan through July 1, 2011.

(4)	This column reflects an estimate of the number of whole shares each identified director will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 1, 2011, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 1, 2011 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified director will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of July 1, 2011, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since July 1, 2011 outside of the plan.
(b) Additional Information. Medco’s public Internet site is http://www.medcohealth.com. Medco makes available free of charge, through the Investor Relations page of its Internet site at http://www.medcohealth.com/investor, its annual reports on
Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Medco also makes available, through the Investor Relations page of its Internet site, statements of beneficial ownership of Medco’s equity securities filed by its directors, officers, 10% or greater stockholders and others under Section 16 of the Exchange Act. In addition, Medco makes available on the Investor Relations page of its Internet site, its most recent proxy statements and its most recent annual reports to stockholders. Medco uses the Investor Relations page of its Internet site at http://www.medcohealth.com/investor to disclose important information to the public.

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

2.1
Agreement and Plan of Merger, dated July 20, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub Inc. and Plato Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2011).
Incorporated by reference.

3.1
Amended and Restated Certificate of Incorporation of Medco Health Solutions, Inc., amended as of May 24, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2011).
Incorporated by reference.

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc., amended as of May 24, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 26, 2011).	Incorporated by reference.

10.1	Amendment to the Employment Agreement with David B. Snow, Jr. dated May 24, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2011).	Incorporated by reference.

10.2
Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended and restated as of May 24, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 26, 2011).
Incorporated by reference.

10.3	Medco Health Solutions, Inc. 2006 Change in Control Executive Severance Plan, as amended.	Filed with this document.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

101.INS	XBRL Instance Document.	Furnished with this document.

101.SCH	XBRL Taxonomy Extension Schema.	Furnished with this document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Furnished with this document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Furnished with this document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Furnished with this document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Furnished with this document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC. (Registrant)
Date: July 25, 2011	By:	/s/ David B. Snow, Jr.
		Name:	David B. Snow, Jr.
		Title:	Chairman and Chief Executive Officer

Date: July 25, 2011	By:	/s/ Richard J. Rubino
		Name:	Richard J. Rubino
		Title:	Senior Vice President, Finance and Chief Financial Officer