Form 10-Q
period 2011-09-24
MEDCO HEALTH SOLUTIONS INC
filed 2011-10-26
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 24, 2011, the registrant had 387,059,463 shares of common stock, $0.01 par value, issued and outstanding.

MEDCO HEALTH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions, except for share data)

	September 24,	December 25,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$161.5	$853.4
Short-term investments	5.3	56.7
Manufacturer accounts receivable, net	1,859.8	1,895.1
Client accounts receivable, net	2,410.7	2,553.1
Inventories, net	788.1	1,013.2
Prepaid expenses and other current assets	69.7	75.8
Deferred tax assets	266.9	238.4

Total current assets	5,562.0	6,685.7
Property and equipment, net	1,027.1	993.6
Goodwill	6,957.7	6,939.5
Intangible assets, net	2,214.4	2,409.8
Other noncurrent assets	102.4	68.7

Total assets	$15,863.6	$17,097.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$2,960.5	$3,495.4
Client rebates and guarantees payable	2,201.8	2,453.2
Accrued expenses and other current liabilities	940.0	910.2
Short-term debt	36.4	23.6
Current portion of long-term debt	2,000.0	—

Total current liabilities	8,138.7	6,882.4
Long-term debt, net	3,002.2	5,003.6
Deferred tax liabilities	972.2	985.1
Other noncurrent liabilities	200.1	239.4

Total liabilities	12,313.2	13,110.5

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock, par value $0.01— authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01— authorized: 2,000,000,000 shares; issued: 672,492,493 shares at September 24, 2011 and 666,836,033 shares at December 25, 2010	6.7	6.7
Accumulated other comprehensive loss	(31.6)	(53.5)
Additional paid-in capital	8,760.0	8,463.0
Retained earnings	7,668.2	6,636.9

	16,403.3	15,053.1
Treasury stock, at cost: 285,620,728 shares at September 24, 2011 and 256,298,405 shares at December 25, 2010	(12,852.9)	(11,066.3)

Total stockholders’ equity	3,550.4	3,986.8

Total liabilities and stockholders’ equity	$15,863.6	$17,097.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except for per share data)

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Product net revenues (Includes retail co-payments of $2,140 and $2,216 in the third quarters of 2011 and 2010, and $6,908 and $6,966 in the nine months of 2011 and 2010)	$16,602.8	$16,062.0	$49,988.7	$48,309.0
Service revenues	378.7	257.8	1,086.4	729.2

Total net revenues	16,981.5	16,319.8	51,075.1	49,038.2

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $2,140 and $2,216 in the third quarters of 2011 and 2010, and $6,908 and $6,966 in the nine months of 2011 and 2010)	15,692.1	15,127.2	47,367.1	45,665.3
Cost of service revenues	122.3	73.1	365.3	198.9

Total cost of revenues	15,814.4	15,200.3	47,732.4	45,864.2
Selling, general and administrative expenses	455.6	395.0	1,263.0	1,121.9
Amortization of intangibles	73.2	71.2	219.6	212.5
Interest expense	52.2	43.4	156.4	123.0
Interest (income) and other (income) expense, net	(2.6)	(2.6)	1.7	(10.3)

Total costs and expenses	16,392.8	15,707.3	49,373.1	47,311.3

Income before provision for income taxes	588.7	612.5	1,702.0	1,726.9
Provision for income taxes	233.3	241.0	670.7	678.0

Net income	$355.4	$371.5	$1,031.3	$1,048.9

Basic weighted average shares outstanding	388.0	429.9	397.0	450.2

Basic earnings per share	$0.92	$0.86	$2.60	$2.33

Diluted weighted average shares outstanding	394.9	437.1	404.7	459.3

Diluted earnings per share	$0.90	$0.85	$2.55	$2.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Shares in thousands; $ in millions, except for per share data)

	Shares of	Shares		Accumulated
	Common	of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional
	Issued	Stock	Stock	Income (Loss)	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balances at December 25, 2010	666,836	256,298	$6.7	$(53.5)	$8,463.0	$6,636.9	$(11,066.3)	$3,986.8

Comprehensive income:
Net income	—	—	—	—	—	1,031.3	—	1,031.3

Other comprehensive income (loss):
Foreign currency translation gain and other	—	—	—	3.6	—	—	—	3.6
Amortization of unrealized loss on cash flow hedge, net of tax of $(1.0)	—	—	—	1.7	—	—	—	1.7
Defined benefit plans, net of tax:
Net activity due to curtailments, net of tax of $(11.6)	—	—	—	17.3	—	—	—	17.3
Amortization of prior service credit included in net periodic benefit cost, net of tax of $0.7	—	—	—	(1.1)	—	—	—	(1.1)
Net gains included in net periodic benefit cost, net of tax of $(0.2)	—	—	—	0.4	—	—	—	0.4

Other comprehensive income	—	—	—	21.9	—	—	—	21.9

Total comprehensive income	—	—	—	21.9	—	1,031.3	—	1,053.2
Stock option activity, including tax benefit	4,483	—	—	—	241.4	—	—	241.4
Issuance of common stock under employee stock purchase plan	339	—	—	—	18.9	—	—	18.9
Restricted stock unit activity, including tax benefit	834	—	—	—	36.7	—	—	36.7
Treasury stock acquired	—	29,323	—	—	—	—	(1,786.6)	(1,786.6)

Balances at September 24, 2011	672,492	285,621	$6.7	$(31.6)	$8,760.0	$7,668.2	$(12,852.9)	$3,550.4

The accompanying notes are an integral part of this condensed consolidated financial statement.

MEDCO HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 24,	September 25,
	2011	2010
Cash flows from operating activities:
Net income	$1,031.3	$1,048.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	154.9	135.6
Amortization of intangibles	219.6	212.5
Deferred income taxes	(97.6)	(87.5)
Stock-based compensation on employee stock plans	127.2	115.4
Tax benefit on employee stock plans	79.5	68.7
Excess tax benefits from stock-based compensation arrangements	(39.1)	(36.1)
Other	85.8	84.2
Net changes in assets and liabilities (net of acquisition effects):
Manufacturer accounts receivable, net	37.7	(99.1)
Client accounts receivable, net	43.2	(31.0)
Income taxes receivable	1.0	194.0
Inventories, net	225.4	286.3
Prepaid expenses and other current assets	5.0	(3.8)
Other noncurrent assets	(32.8)	(4.0)
Claims and other accounts payable	(533.7)	(678.1)
Client rebates and guarantees payable	(251.4)	214.5
Accrued expenses and other current and noncurrent liabilities	30.1	(55.2)

Net cash provided by operating activities	1,086.1	1,365.3

Cash flows from investing activities:
Capital expenditures	(190.3)	(164.1)
Purchases of securities and other assets	(20.3)	(32.3)
Acquisitions of businesses, net of cash acquired	(15.1)	(701.1)
Proceeds from sale of securities and other investments	51.4	18.5

Net cash used by investing activities	(174.3)	(879.0)

Cash flows from financing activities:
Proceeds from long-term debt	10,327.2	3,498.7
Repayments on long-term debt	(10,327.2)	(2,525.0)
Proceeds from accounts receivable financing facility and other	1,150.8	303.0
Repayments under accounts receivable financing facility	(1,138.0)	(300.0)
Debt issuance costs	(0.3)	(7.8)
Purchases of treasury stock	(1,786.6)	(3,161.4)
Excess tax benefits from stock-based compensation arrangements	39.1	36.1
Net proceeds from employee stock plans	131.3	34.3

Net cash used by financing activities	(1,603.7)	(2,122.1)

Net decrease in cash and cash equivalents	(691.9)	(1,635.8)
Cash and cash equivalents at beginning of period	853.4	2,528.2

Cash and cash equivalents at end of period	$161.5	$892.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements of Medco Health Solutions, Inc. and its subsidiaries (“Medco” or the “Company”) have been prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments necessary for a fair statement of the unaudited interim condensed consolidated financial statements have been included, and are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010. The Company’s third fiscal quarters for 2011 and 2010 each consisted of 13 weeks and ended on September 24, 2011 and September 25, 2010, respectively.
On July 20, 2011, the Company entered into a definitive Merger Agreement with Express Scripts, Inc. (“Express Scripts”) and certain of its subsidiaries providing for the combination of Express Scripts and Medco under a new holding company, New Express Scripts. As a result of the transactions contemplated by the Merger Agreement, former Medco shareholders and Express Scripts shareholders will own stock in New Express Scripts. Subject to the terms and conditions set forth in the Merger Agreement, upon the closing of the transaction, each share of Medco common stock will be converted into the right to receive $28.80 in cash and 0.81 shares of New Express Scripts. Upon closing of the transaction, Express Scripts’ shareholders are expected to own approximately 60% of New Express Scripts and Medco’s shareholders are expected to own approximately 40%. The transaction is expected to close in the first half of 2012. The merger is subject to regulatory clearance and Express Scripts’ and Medco’s shareholder approvals and other customary closing conditions. Currently, Express Scripts and Medco are independent companies, and they will continue to be managed and operated as such until the completion of the pending merger.
The accompanying unaudited interim condensed consolidated financial statements include pre-tax merger-related expenses of $36.6 million for the third quarter and nine months of 2011 associated with the pending Express Scripts merger, with $35.6 million in selling, general and administrative (“SG&A”) expenses and $1.0 million in total cost of revenues.
The accompanying unaudited interim condensed consolidated financial statements include the operating results of United BioSource Corporation (“UBC”) commencing on the September 16, 2010 acquisition date.
Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, on the unaudited interim condensed consolidated balance sheets, income taxes receivable has been combined with prepaid expenses and other current assets.
2. RECENTLY ADOPTED AND RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
Recently Adopted Financial Accounting Standard
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the amendments in this standard, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company’s early adoption of this standard in 2011 had no impact on its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The most recent assessment for impairment of goodwill for each of the designated reporting units was performed as of September 24, 2011. The goodwill was determined not to be impaired and there have been no significant subsequent changes in events or circumstances. The Company utilized the income approach methodology, which projects future cash flows discounted to present value based on certain assumptions about future operating performance. Discount rates were based on the estimated weighted average cost of capital at the reporting unit level and ranged from 8% to 13%. In order to validate the reasonableness of the estimated fair values, the Company performed a reconciliation of the aggregate fair values of all reporting units to market capitalization as of the valuation date using a reasonable control premium. If the Company determines that the fair value is less than the book value based on updates to the assumptions, the Company could be required to record a non-cash impairment charge to the consolidated statement of income, which could have a material adverse effect on the Company’s earnings. The Company periodically reviews the composition of its reporting units. Reporting units are revised due to changes in reporting structures and the manner in which the Company operates its business activities.
Recently Issued Accounting Pronouncement
Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standard with respect to the presentation of other comprehensive income in financial statements. The main provisions of the standard provide that an entity that reports other comprehensive income has the option to present comprehensive income in either a single statement or in a two-statement approach. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement, followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The Company will be required to adopt this standard retrospectively for interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this standard in fiscal year 2012 to have a material impact on its consolidated financial statements.
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
The Company utilizes the best available information in measuring fair value. The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets recorded at fair value on a recurring basis ($ in millions):
Fair Value Measurements at Reporting Date

	September 24,
Description	2011		Level 1	Level 2
Money market mutual funds	$80.0	(1)	$80.0	$—
Fair value of interest rate swap agreements	14.0	(2)	—	14.0

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.

Fair Value Measurements at Reporting Date

	December 25,
Description	2010		Level 1	Level 2
Money market mutual funds	$225.0	(1)	$225.0	$—
Fair value of interest rate swap agreements	16.9	(2)	—	16.9

(1)	Reported in cash and cash equivalents on the unaudited interim condensed consolidated balance sheet.

(2)	Reported in other noncurrent assets on the unaudited interim condensed consolidated balance sheet.
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
Fair Value of Financial Instruments
The term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities have a floating interest rate and as a result, the carrying amounts of the debt, as well as the short-term and long-term investments approximated fair values as of September 24, 2011 and December 25, 2010. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their future cash flows.
The carrying amounts and the fair values of the Company’s senior notes are shown in the following table ($ in millions):

	September 24, 2011		December 25, 2010
	Carrying	Fair	Carrying	Fair
	Amount(1)	Value	Amount(1)	Value
7.25% senior notes due 2013	$499.0	$547.5	$498.7	$567.2
6.125% senior notes due 2013	299.4	318.1	299.2	327.1
2.75% senior notes due 2015	499.9	503.8	499.8	496.1
7.125% senior notes due 2018	1,190.9	1,451.3	1,190.1	1,412.2
4.125% senior notes due 2020	499.0	509.3	498.9	481.3

(1)	Reported in long-term debt, net, on the unaudited interim condensed consolidated balance sheets, net of unamortized discount.
The fair values of the senior notes are based on observable relevant market information. Fluctuations between the carrying amounts and the fair values of the senior notes for the periods presented are associated with changes in market interest rates. Medco may redeem all or part of each of the senior notes at any time or from time to time at its option at specified redemption prices that may include “make-whole” premiums. See Note 8, “Debt”, to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 for more information.
4. EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Basic weighted average shares outstanding	388.0	429.9	397.0	450.2
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	6.9	7.2	7.7	9.1

Diluted weighted average shares outstanding	394.9	437.1	404.7	459.3

The Company treats stock options and restricted stock units granted by the Company as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method on a grant by grant basis, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase shares at the average market price during the period. For both the quarter and nine months ended September 24, 2011, there were outstanding options to purchase 11.9 million shares of Medco stock, which were not dilutive to the EPS calculations when applying the treasury stock method. For the quarter and nine months ended September 25, 2010, there were outstanding options to purchase 10.3 million and 6.1 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations. For all periods presented, the outstanding options which were not dilutive to the EPS calculations when applying the treasury stock method primarily reflect the share price being below the option exercise price. These outstanding options may be dilutive to future EPS calculations. The decreases in the basic weighted average shares outstanding and diluted weighted average shares outstanding for the quarter and nine months ended September 24, 2011 compared to the same periods in 2010 primarily result from the repurchase of approximately 285.5 million shares of stock in connection with the Company’s share repurchase programs since inception in 2005 through the end of the third quarter of 2011, compared to an equivalent amount of 240.4 million shares repurchased since inception through the end of the third quarter of 2010. The Company repurchased approximately 6.3 million and 29.3 million shares of stock in the third quarter and nine months of 2011, respectively, compared to approximately 17.1 million and 54.2 million shares in the third quarter and nine months of 2010, respectively. See Note 8, “Share Repurchase Programs,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Company’s share repurchase programs. In accordance with the FASB’s earnings per share standard, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.
5. ACCOUNTS RECEIVABLE
The Company separately reports accounts receivable due from manufacturers and accounts receivable due from clients. Client accounts receivable, net, is presented net of allowance for doubtful accounts and includes a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. As of September 24, 2011 and December 25, 2010, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $506.4 million and $524.5 million, respectively. The Company’s client accounts receivable also includes receivables from the Centers for Medicare & Medicaid Services (“CMS”) for the Company’s Medicare Part D Prescription Drug Program (“Medicare Part D”) product offerings and premiums from members. As of September 24, 2011 and December 25, 2010, the CMS receivable was approximately $241.5 million and $216.1 million, respectively, the majority of which is anticipated to be collected in the fourth quarter of 2011.
The Company’s allowance for doubtful accounts as of September 24, 2011 and December 25, 2010 of $179.7 million and $149.7 million, respectively, includes $98.2 million and $97.9 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the pharmacy benefit management (“PBM”) business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. See Note 9, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Specialty Pharmacy segment. The Company’s PBM segment allowance for doubtful accounts as of September 24, 2011 and December 25, 2010 includes $68.8 million and $38.2 million, respectively, related to the sale of certain diabetes supplies, which are primarily reimbursed by government agencies and insurance companies. The increase in the PBM segment allowance for doubtful accounts is reflective of slower account write-off activity than what has historically been experienced, which is expected to normalize in the fourth quarter of 2011. In addition, the Company’s PBM segment allowance for doubtful accounts reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings.

6. DEBT
The Company’s debt consists of the following ($ in millions):

	September 24,	December 25,
	2011	2010
Short-term debt:
Accounts receivable financing facility	$—	$—
Other	36.4	23.6

Total short-term debt	36.4	23.6

Current portion of long-term debt	2,000.0	—

Long-term debt:
Senior unsecured revolving credit facility	—	1,000.0
Senior unsecured term loan	—	1,000.0
7.25% senior notes due 2013, net of unamortized discount	499.0	498.7
6.125% senior notes due 2013, net of unamortized discount	299.4	299.2
2.75% senior notes due 2015, net of unamortized discount	499.9	499.8
7.125% senior notes due 2018, net of unamortized discount	1,190.9	1,190.1
4.125% senior notes due 2020, net of unamortized discount	499.0	498.9
Fair value of interest rate swap agreements	14.0	16.9

Total long-term debt	3,002.2	5,003.6

Total debt	$5,038.6	$5,027.2

A complete description of the Company’s debt may be found in Note 8, “Debt,” to the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010. The following provides recent updates:
Five-Year Credit Facilities. On April 30, 2007, the Company entered into a senior unsecured credit agreement, which is available for general working capital requirements. The facility consists of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The facility matures on April 30, 2012, and therefore the Company has classified all outstanding balances related to the facility, representing $1.0 billion under the revolving credit facility and the $1.0 billion senior unsecured term loan, as current portion of long-term debt on the unaudited interim condensed consolidated balance sheet as of September 24, 2011. The Company anticipates refinancing the $2 billion unsecured revolving credit facility before it matures and repaying the $1 billion senior unsecured term loan at maturity.
There were draw-downs of $10,327.2 million and repayments of $10,327.2 million under the revolving credit facility during the nine months of 2011. As of September 24, 2011, the Company had $995.2 million available for borrowing under the revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $4.8 million in issued letters of credit. As of December 25, 2010, the outstanding balance under the revolving credit facility was $1.0 billion and the Company had $993.5 million available for borrowing under the facility, after giving effect to prior net draw-downs of $1 billion and $6.5 million in issued letters of credit.
Accounts Receivable Financing Facility. Through a wholly-owned subsidiary, the Company has a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebates accounts receivable. During the nine months of 2011, we drew down $1,138 million and repaid $1,138 million under the facility, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of September 24, 2011. The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by the Company’s credit rating. This facility is renewable annually at the option of both Medco and the banks and was renewed on July 25, 2011.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains an unfunded postretirement healthcare benefit plan for a limited number of retirees. The net (credit) for these postretirement benefits amounted to ($0.1) million and ($0.3) million for the quarters ended September 24, 2011 and September 25, 2010, respectively, and ($30.9) million and ($1.1) million for the nine months ended September 24, 2011 and September 25, 2010, respectively.
In January 2011, the Company amended its postretirement healthcare benefit plan, discontinuing the benefit for all active nonretirement-eligible employees. The Company had previously reduced and capped the benefit through a 2003 plan amendment, the effect of which resulted in a prior service credit reflected as a component of accumulated other comprehensive loss in stockholders’ equity. The prior service credit is associated with the plan in place before the Company became an independent, publicly traded company in 2003. The elimination of the postretirement healthcare benefit for all active nonretirement-eligible employees was accounted for as a curtailment of the plan and resulted in a gain of $30.6 million, pre-tax, $22.6 million of which is reported in cost of product net revenues and $8.0 million of which is reported in SG&A expenses on the unaudited interim condensed consolidated statement of income for the nine months ended September 24, 2011.
The net (credit) cost for the Company’s pension plans amounted to ($1.3) million and $7.3 million for the quarters ended September 24, 2011 and September 25, 2010, respectively, and ($9.0) million and $21.9 million for the nine months ended September 24, 2011 and September 25, 2010, respectively.
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
The pension and other postretirement benefits assets and liabilities recognized at September 24, 2011 and December 25, 2010 are as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
	September 24,	December 25,	September 24,	December 25,
	2011	2010	2011	2010
Other noncurrent assets	$19.8	$—	$—	$—
Accrued expenses and other current liabilities	(0.1)	(0.1)	(0.6)	(0.6)
Other noncurrent liabilities	(1.2)	(64.1)	(2.6)	(18.0)

Total pension and other postretirement net assets (liabilities)	$18.5	$(64.2)	$(3.2)	$(18.6)

At December 25, 2010, the accumulated benefit obligation for the defined benefit pension plans was $200.7 million, and the projected benefit obligation was $253.6 million. The projected benefit obligation was higher because it included projected future salary increases through expected retirement. Upon the freeze of the defined benefit pension plans in the first quarter of 2011, the projected benefit obligation decreased and became consistent with the accumulated benefit obligation. In addition, the remaining minimum pension funding requirement of $30.5 million under the Internal Revenue Code for the 2010 plan year was paid in the third quarter of 2011. These items resulted in a decrease to the related balance sheet liability from $64.2 million as of December 25, 2010 to a balance sheet net asset of $18.5 million as of September 24, 2011.
At December 25, 2010, the accumulated postretirement benefit obligation for other postretirement benefits was $18.6 million. As a result of the aforementioned plan curtailment, the related accumulated postretirement benefit obligation decreased to $3.2 million as of September 24, 2011.
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

8. SHARE REPURCHASE PROGRAMS
Since 2005, when the Company commenced its first share repurchase program, the Company has executed share repurchases of 285.5 million shares at a cost of $12.8 billion and at an average per-share cost of $45.00 through the end of the third fiscal quarter of 2011. In February 2011, the Company’s Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing February 24, 2011. During the third quarter of 2011, the Company repurchased 6.3 million shares at a cost of $350 million with an average per-share cost of $55.89, and during the nine months of 2011, the Company repurchased 29.3 million shares at a cost of $1,786.6 million with an average per-share cost of $60.93 under its share repurchase programs.
Pursuant to the Merger Agreement with Express Scripts dated July 20, 2011, the Company is not permitted to engage in share repurchases without Express Scripts’ prior written consent until the consummation of the merger or the termination of the Merger Agreement. Currently, the Company does not anticipate making additional share repurchases.
9. SEGMENT AND GEOGRAPHIC DATA
Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies, including diabetes testing supplies and related products, to the Company’s clients and members or patients, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of Europa Apotheek Venlo B.V., which primarily provides mail-order pharmacy services in Germany. Commencing on the September 16, 2010 acquisition date, the PBM segment includes the operating results of UBC, which extends the Company’s core capabilities in data analytics and research.
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

Quarterly Results:

	Quarter Ended September 24, 2011			Quarter Ended September 25, 2010
		Specialty			Specialty
	PBM(1) (2)	Pharmacy	Total(1) (2)	PBM(1)	Pharmacy	Total(1)

Product net revenues	$13,261.5	$3,341.3	$16,602.8	$13,209.8	$2,852.2	$16,062.0
Service revenues	360.1	18.6	378.7	232.0	25.8	257.8

Total net revenues	13,621.6	3,359.9	16,981.5	13,441.8	2,878.0	16,319.8
Total cost of revenues	12,681.3	3,133.1	15,814.4	12,517.9	2,682.4	15,200.3
Selling, general and administrative expenses	387.9	67.7	455.6	321.8	73.2	395.0
Amortization of intangibles	62.7	10.5	73.2	60.5	10.7	71.2

Operating income	$489.7	$148.6	$638.3	$541.6	$111.7	$653.3
Reconciling items to income before provision for income taxes:
Interest expense			52.2			43.4
Interest (income) and other (income) expense, net			(2.6)			(2.6)

Income before provision for income taxes			$588.7			$612.5

Capital expenditures	$74.4	$4.8	$79.2	$60.0	$3.7	$63.7
Year-to-Date Results:

	Nine Months Ended September 24, 2011			Nine Months Ended September 25, 2010
		Specialty			Specialty
	PBM(1)(2)	Pharmacy	Total(1) (2)	PBM(1)	Pharmacy	Total(1)

Product net revenues	$40,425.9	$9,562.8	$49,988.7	$40,015.1	$8,293.9	$48,309.0
Service revenues	1,029.2	57.2	1,086.4	653.9	75.3	729.2

Total net revenues	41,455.1	9,620.0	51,075.1	40,669.0	8,369.2	49,038.2
Total cost of revenues	38,752.6	8,979.8	47,732.4	38,077.7	7,786.5	45,864.2
Selling, general and administrative expenses	1,056.3	206.7	1,263.0	899.5	222.4	1,121.9
Amortization of intangibles	188.1	31.5	219.6	180.4	32.1	212.5

Operating income	$1,458.1	$402.0	$1,860.1	$1,511.4	$328.2	$1,839.6
Reconciling items to income before provision for income taxes:
Interest expense			156.4			123.0
Interest (income) and other (income) expense, net			1.7			(10.3)

Income before provision for income taxes			$1,702.0			$1,726.9

Capital expenditures	$175.8	$14.5	$190.3	$145.1	$19.0	$164.1
Identifiable Assets:

	As of September 24, 2011			As of December 25, 2010
		Specialty			Specialty
	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$12,346.5	$3,517.1	$15,863.6	$13,360.3	$3,737.0	$17,097.3

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes pre-tax merger-related expenses of $36.6 million for the third quarter and nine months of 2011 associated with the pending Express Scripts merger, with $35.6 million in selling, general and administrative expenses and $1.0 million in total cost of revenues.
Geographic Information. The Company’s net revenues from its foreign operations represented less than 1% of the Company’s consolidated net revenues for the quarters and nine months ended September 24, 2011 and September 25, 2010. All other revenues are earned in the United States.

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
ERISA and Similar Litigation. As disclosed in Note 14, “Commitments and Contingencies,” to the Company’s audited consolidated financial statements included in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 25, 2010, the Gruer series of lawsuits were settled on a class action basis in 2010, however, the plaintiffs in two of the remaining actions in the Gruer series of cases, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., and United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc., elected to opt out of the settlement. In June 2010, the Company filed for summary judgment against both of these plaintiffs. In June 2011, the Court issued its opinion dismissing several of the plaintiffs’ fiduciary claims while letting others survive pending further discovery. Plaintiff, United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust, subsequently filed a motion with the Court asking it to reconsider its dismissal of one of the fiduciary claims. In September 2011, the Company settled both of these matters for a de minimus amount.
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
Other Matters
In the ordinary course of business, the Company is involved in disputes with clients, retail pharmacies and suppliers, which may involve litigation, claims, arbitrations and other proceedings and the Company is subject to government audits and recoupment demands. Although it is not feasible to predict or determine the final outcome of any proceedings with certainty, the Company does not believe that any of these disputes could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, liquidity or operating results. In addition, the Company entered into an indemnification and insurance matters agreement with Merck in connection with the Company’s spin-off in 2003, which may require the Company in some instances to indemnify Merck.
Twenty-two lawsuits have been filed since the announcement of the merger on July 21, 2011 described in Note 1, “Basis of Presentation,” to the accompanying unaudited interim condensed consolidated financial statements that name as defendants the Company, the Company’s Board of Directors, and Express Scripts. The purported class action complaints allege, among other things, a breach of fiduciary duty in connection with the approval of the pending Merger Agreement between the Company and Express Scripts.
Purchase Commitments
As of September 24, 2011, the Company has contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with the Company’s Specialty Pharmacy business, and are either contracts for fixed amounts or contracts for fixed amounts plus a variable component. The contracts for fixed amounts include firm commitments of $82.8 million through 2012. The contracts with fixed amounts plus a variable component include firm commitments of $22.5 million for 2011, with additional commitments through 2012 that are subject to price increases or variable quantities based on patient usage. The Company also has purchase commitments for diabetes supplies of $37.1 million, technology-related agreements of $28.4 million and advertising commitments of $0.7 million.

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
11. UNITEDHEALTH GROUP INCORPORATED
On July 21, 2011, the Company announced that its pharmacy benefit services agreement with UnitedHealth Group Incorporated (“UnitedHealth Group”) would not be renewed. For both the third quarter and nine months of 2011 and 2010, UnitedHealth Group, the Company’s largest client, represented 17% of the Company’s net revenues. The UnitedHealth Group contract expires on December 31, 2012. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to the Company’s overall profitability, the mail-order volume associated with this account represented less than 10% of the Company’s overall mail-order volume for both the third quarters and nine months of 2011 and 2010. The pending expiration of the UnitedHealth Group contract does not impact goodwill or intangible asset carrying amounts, or the expected useful lives of the intangible assets. None of the Company’s other clients individually represented more than 10% of the net revenues in the third quarter and nine months of 2011 or 2010.

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
•	Competition in the PBM, specialty pharmacy and broader healthcare industry is intense and could impair our ability to attract and retain clients;

•	Failure to retain key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues, harm to our reputation and decreased profitability;

•	Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability;

•	Failure in continued execution of our retiree strategy, including the potential loss of Medicare Part D-eligible members, could adversely impact our business and financial results;

•	If we or our suppliers fail to comply with complex and evolving laws and regulations domestically and internationally, we could suffer penalties, be required to pay substantial damages and/or make significant changes to our operations;

•	If we do not continue to earn and retain purchase discounts, rebates and service fees from manufacturers at current levels, our gross margins may decline;

•	From time to time we engage in transactions to acquire other companies or businesses and if we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention;

•	New legislative or regulatory initiatives that restrict or prohibit the PBM industry’s ability to use patient identifiable information could limit our ability to use information critical to the operation of our business;

•	Our Specialty Pharmacy business is dependent on our relationships with a limited number of suppliers and our clinical research services are dependent on our relationships with a limited number of clients. As such, the loss of one or more of these relationships, or limitations on our ability to provide services to these suppliers or clients, could significantly impact our ability to sustain and/or improve our financial performance;

•	Our ability to grow our Specialty Pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients;

•	Our Specialty Pharmacy business, certain revenues from diabetes testing supplies and our Medicare Part D offerings expose us to increased billing, cash application and credit risks. Additionally, current economic conditions may expose us to increased credit risk;

•	Changes in reimbursement, including reimbursement for durable medical equipment, could negatively affect our revenues and profits;

•	Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;

•	Demand for our clinical research services depends on the willingness of companies in the pharmaceutical and biotechnology industries to continue to outsource clinical development and on our reputation for independent, high-quality scientific research and evidence development;

•	PBMs could be subject to claims under ERISA if they are found to be a fiduciary of a health benefit plan governed by ERISA;

•	Pending litigation could adversely impact our business practices and have a material adverse effect on our business, financial condition, liquidity and operating results;

•	Changes in industry pricing benchmarks could adversely affect our financial performance;

•	We are subject to a corporate integrity agreement and noncompliance may impede our ability to conduct business with the federal government;

•	The terms and covenants relating to our existing indebtedness could adversely impact our financial performance and liquidity;

•	We may be subject to liability claims for damages and other expenses not covered by insurance;

•	The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure. Additionally, significant disruptions to our infrastructure or any of our facilities due to failure to execute security measures or failure to execute business continuity plans in the event of an epidemic or pandemic or some other catastrophic event could adversely impact our business;

•	Business process and technology infrastructure improvements associated with our agile enterprise initiative may not be successfully or timely implemented or may fail to operate as designed and intended, causing the Company’s performance to suffer;

•	We may be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives;

•	We are subject to certain risks associated with our international operations;

•	Anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and our bylaws could delay or deter a change in control and make it more difficult to remove incumbent officers and directors; and

•	As described elsewhere in this Quarterly Report on Form 10-Q, we have entered into a Merger Agreement with Express Scripts, Inc. (“Express Scripts”). Express Scripts and the Company may be unable to obtain stockholder or regulatory approvals required for the merger contemplated by the Merger Agreement or may be required to accept conditions that could reduce the anticipated benefits of the merger as a condition to obtaining regulatory approvals; the length of time necessary to consummate the pending merger may be longer than anticipated; a condition to closing of the merger may not be satisfied; problems may arise in successfully integrating the businesses of Express Scripts and the Company; Express Scripts may be unable to realize the synergies expected from the merger; the merger may involve unexpected costs; the businesses may suffer as a result of uncertainty surrounding the pending merger and the industry may be subject to future risks that are described in Securities and Exchange Commission (“SEC”) reports filed by Express Scripts and the Company.
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business described in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q (including Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q) and other documents filed from time to time with the SEC.
Overview
We are a leading healthcare company that is pioneering the world’s most advanced pharmacy® and our clinical research and innovations are part of Medco making medicine smarter™ for more than 65 million members. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by Medicare Part D Prescription Drug Plans. In 2010, Medco’s national Medicare Part D Prescription Drug Plan (“PDP”) received the first and only five star rating from the Centers for Medicare & Medicaid Services (“CMS”). Our unique Medco Therapeutic Resource Centers®, which conduct therapy management programs using Medco Specialist Pharmacists who have expertise in the medications used to treat certain chronic conditions, combined with Medco’s personalized medicine capabilities through the Medco Research Institute™ and genomics counseling services, as well as Accredo Health Group, Medco’s Specialty Pharmacy, represent innovative models for the care of patients with chronic and complex conditions. Additionally, Medco has capabilities and expertise in post-approval safety and economics outcomes research such as Risk Evaluation and Mitigation Strategies for biotechnology and other pharmaceutical drugs through our subsidiary, United BioSource Corporation (“UBC”).

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
On July 20, 2011, we entered into a definitive Merger Agreement with Express Scripts and certain of its subsidiaries providing for the combination of Express Scripts and Medco under a new holding company, New Express Scripts. Subject to the terms and conditions set forth in the Merger Agreement, upon the closing of the transaction, each share of Medco common stock will be converted into the right to receive $28.80 in cash and 0.81 shares of New Express Scripts. Upon closing of the transaction, Express Scripts’ shareholders are expected to own approximately 60% of the combined company and Medco’s shareholders are expected to own approximately 40%. The transaction is expected to close in the first half of 2012. The merger is subject to regulatory clearance and Express Scripts’ and Medco’s shareholder approvals and other customary closing conditions. Currently, Express Scripts and Medco are independent companies, and they will continue to be managed and operated as such until the completion of the pending merger.
Our third fiscal quarters for 2011 and 2010 each consisted of 13 weeks and ended on September 24, 2011 and September 25, 2010, respectively.
When we use “Medco,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order,” we mean inventory dispensed through Medco’s mail-order pharmacy operations.

Recent Acquisition
In September 2010, we extended our core capabilities in data analytics and research with the acquisition of UBC. UBC is a leader in serving life sciences industry clients and is focused on developing scientific evidence to guide the safe, effective and affordable use of medicines. UBC has the capability to conduct post-approval research in strategic locations worldwide, including North America, Europe and Asia.
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
Financial Performance Summary for the Quarter and Nine Months Ended September 24, 2011
Our diluted earnings per share were $0.90 for the third quarter and $2.55 for the nine months of 2011, and include expenses associated with the pending merger with Express Scripts. The merger-related expenses, which include banker fees, legal fees and employee retention expenses, amount to $36.6 million pre-tax for the third quarter and nine months of 2011, with $35.6 million included in selling, general and administrative (“SG&A”) expenses and $1.0 million included in cost of product net revenues. Excluding these merger-related expenses, our diluted earnings per share increased 12.9% to $0.96 for the third quarter of 2011, and 14.0% to $2.60 for the nine months of 2011. Excluding all intangible amortization and the merger-related expenses, our diluted earnings per share increased 12.6% to $1.07 for the third quarter of 2011, and 14.5% to $2.93 for the nine months of 2011. These earnings per share increases primarily reflect higher generic dispensing rates and mail-order generic volumes, a decrease in the diluted weighted average shares outstanding, increased service margin, and growth in the Specialty Pharmacy business, partially offset by the effect of client renewal pricing and increased SG&A expenses. The increase for the nine months also reflects a first-quarter 2011 benefit associated with changes to the employee postretirement healthcare benefit plan of $30.6 million included in gross margin and SG&A expenses, partially offset by a second-quarter 2010 benefit of approximately $27 million associated with our receipt of a settlement award in a class action antitrust lawsuit brought by direct purchasers of a brand-name medication. For the nine months ended September 24, 2011, we generated cash flow from operations of $1,086.1 million and had cash and cash equivalents of $161.5 million on our consolidated balance sheet at September 24, 2011.
The diluted weighted average shares outstanding were 394.9 million for the third quarter and 404.7 million for the nine months of 2011 compared to 437.1 million for the third quarter and 459.3 million for the nine months of 2010, representing decreases of 9.7% and 11.9%, respectively, resulting primarily from our share repurchase programs.
Our total net revenues increased 4.1% to $16,981.5 million for the third quarter, and increased 4.2% to $51,075.1 million for the nine months of 2011. Product net revenues increased 3.4% to $16,602.8 million for the third quarter, and 3.5% to $49,988.7 million for the nine months of 2011, which reflects higher prices charged by brand-name pharmaceutical manufacturers, as well as higher prescription volume for the nine months, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts. Additionally, our service revenues increased 46.9% to $378.7 million for the third quarter and 49.0% to $1,086.4 million for the nine months of 2011, reflecting higher manufacturer service revenues primarily driven by the contributions from UBC, which was acquired in September 2010. Also included in the higher service revenues are increased client and other service revenues primarily driven by increased formulary management fees and higher claims processing administrative fees.

The total adjusted prescription volume, which adjusts mail-order prescription volume for the difference in days supply between mail order and retail, decreased 0.7% to 233.6 million for the third quarter reflecting lower retail volumes, partially offset by higher mail-order volumes. Total adjusted prescription volume increased 0.7% to 717.6 million for the nine months of 2011 reflecting higher retail and mail-order volumes. The increases in mail-order prescription volume for the third quarter and nine months of 2011 are driven by increases in generic volumes, as brand-name volumes were lower than in the third quarter and nine months of 2010. The adjusted mail-order penetration rate was 34.8% for the third quarter and 34.3% for the nine months of 2011, compared to 34.5% for the third quarter and 34.2% for the nine months of 2010.
Our overall generic dispensing rate increased to 73.8% for the third quarter and 73.4% for the nine months of 2011, from 71.6% for the third quarter and 70.6% for the nine months of 2010, reflecting the impact of the introduction of new generic products in and subsequent to the third quarter of 2010, heightened use of previously released generics, and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in reductions to net revenues of approximately $700 million and $2,700 million for the third quarter and nine months of 2011, respectively.
Our overall gross margin percentages were 6.9% for the third quarter and 6.5% for the nine months of 2011, consistent with the third quarter and nine months of 2010, primarily reflecting increased generic dispensing rates and mail-order generic volumes, as well as a higher mix of higher margin service revenues, offset by the effect of client renewal pricing. Also contributing for the nine months of 2011 is the margin component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $22.6 million, offset by the aforementioned second-quarter 2010 settlement award of approximately $27 million.
SG&A expenses were $455.6 million for the third quarter of 2011 and $1,263.0 million for the nine months of 2011 including merger-related costs of $35.6 million. Excluding the merger related costs, SG&A expenses of $420.0 million for the third quarter of 2011 increased by $25.0 million, or 6.3%, from the third quarter of 2010. SG&A expenses of $1,227.4 million for the nine months of 2011 increased by $105.5 million, or 9.4%, from the nine months of 2010. These increases primarily reflect UBC SG&A expenses and higher stock-based compensation expenses. Also contributing for the nine months of 2011 are higher professional fees and technology-related expenses associated with strategic initiatives, partially offset by the SG&A component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $8.0 million. Excluding UBC and the merger-related expenses, SG&A expenses increased by 1.7% and 3.7% from the third quarter and nine months of 2010, respectively, reflecting efficiencies across the company.
Amortization of intangible assets of $73.2 million for the third quarter and $219.6 million for the nine months of 2011 increased $2.0 million and $7.1 million from the third quarter and nine months of 2010, respectively, primarily reflecting higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from scheduled accelerated amortization of certain customer relationships in the prior periods.
Interest expense of $52.2 million for the third quarter and $156.4 million for the nine months of 2011 increased $8.8 million and $33.4 million from the third quarter and nine months of 2010, respectively, primarily reflecting higher expense as a result of increased borrowings of $1 billion from our September 2010 senior notes issuance associated with the acquisition of UBC.
Interest (income) and other (income) expense, net, of ($2.6) million of income for the third quarter of 2011 was consistent with the third quarter of 2010. Interest (income) and other (income) expense, net, of $1.7 million of expense for the nine months of 2011 decreased $12.0 million from ($10.3) million of income for the nine months of 2010. The decrease in interest (income) and other (income) expense, net, for the nine months primarily reflects losses in the start-up period for certain of our joint ventures and a foreign currency gain that was recognized in 2010, as well as decreased interest income.
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.6% for the third quarter and 39.4% for the nine months of 2011, compared to 39.3% for the third quarter and nine months of 2010.

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
For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Items 7 and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010. In 2011, premium revenues for our PDP products, which exclude member cost share, were $157 million for the third quarter, or less than 1% of total net revenues, and $557 million for the nine months, or 1% of total net revenues. In the third quarter and nine months of 2010, premium revenues for our PDP products, which exclude member cost share, were $173 million and $536 million, respectively, or 1% of total net revenues.

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
Manufacturer accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. Client accounts receivable represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebates and guarantees payable when these payables are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also includes receivables from CMS for our Medicare PDP product offerings and premiums from members. Additionally, we have receivables from Medicare and Medicaid for a portion of our Specialty Pharmacy business, and related to the sale of certain diabetes supplies.
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
Our primary liabilities include claims and other accounts payable, client rebates and guarantees payable, accrued expenses and other current liabilities, debt and deferred tax liabilities. Claims and other accounts payable primarily consist of amounts payable to retail network pharmacies for prescriptions dispensed and services rendered by the retail pharmacies, as well as amounts payable for mail-order prescription inventory purchases and other purchases made in the normal course of business. Client rebates and guarantees payable include amounts due to clients that will ultimately be settled in the form of a check or wire, as well as any residual liability in cases where the payable is settled as an invoice credit and exceeds the corresponding client accounts receivable balances. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Accrued expenses and other current liabilities are also comprised of certain premiums, and may also include cost share, and catastrophic reinsurance payments received in advance from CMS for our Medicare PDP product offerings. Our debt is primarily comprised of a senior unsecured term loan facility, a senior unsecured revolving credit facility, and senior notes. We anticipate refinancing our $2 billion unsecured revolving credit facility before it matures and repaying the $1 billion senior unsecured term loan at maturity. In addition, we have a net deferred tax liability primarily associated with our recorded intangible assets. We do not have any material off-balance sheet arrangements, other than purchase commitments and lease obligations. See “—Commitments and Contractual Obligations” below.

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
Consolidated Statements of Cash Flows
An important element of our operating cash flows is the timing of billing cycles, which are generally two-week periods of accumulated billings for retail and mail-order prescriptions. We bill the cycle activity to clients on this bi-weekly schedule and generally collect from our clients before we pay our obligations to the retail pharmacies for that same cycle. At the end of any given reporting period, unbilled PBM receivables can represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. A portion of the Specialty Pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Specialty Pharmacy business experiences slower accounts receivable turnover than in the aforementioned PBM cycle and has a different credit risk profile. Our operating cash flows are also impacted by timing associated with our Medicare PDP product offerings, including premiums, cost share, and catastrophic reinsurance received from CMS. In addition, our operating cash flows include tax benefits for employee stock plans up to the amount associated with compensation expense. In the nine months of 2010, our operating cash flows reflected a benefit of $194.0 million for the collection of income taxes receivable from the IRS and certain states associated with the approval of a favorable accounting method change.
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
Ongoing investing cash flows are primarily associated with capital expenditures, including technology investments, as well as purchases of securities and other assets, and proceeds from the sale of securities and other investments, which primarily relate to investment activities of our insurance companies. Acquisitions will also generally result in cash outflows from investing activities. Ongoing financing cash flows primarily include proceeds from employee stock plans, the benefits of realized tax deductions in excess of tax benefits on compensation expense and historically, share repurchases.

Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; health plans; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For the third quarter and nine months of 2011, our ten largest clients based on revenue accounted for approximately 46% of our net revenues, including UnitedHealth Group Incorporated (“UnitedHealth Group”), our largest client, which represented approximately $2,800 million and $8,500 million, or 17%, of our net revenues, respectively. For the third quarter and nine months of 2010, our ten largest clients based on revenue accounted for approximately 48% and 47% of our net revenues, respectively, including UnitedHealth Group, which represented approximately $2,700 million and $8,200 million, or 17%, of our net revenues, respectively. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for both the third quarters and nine months of 2011 and 2010. None of our other clients individually represented more than 10% of our net revenues in the third quarter and nine months of 2011 or 2010.
On July 21, 2011, we announced that our pharmacy benefit services agreement with UnitedHealth Group would not be renewed. The UnitedHealth Group contract expires on December 31, 2012.
Segment Discussion
We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies, including diabetes testing supplies and related products, to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. Commencing on the September 16, 2010 acquisition date, the PBM segment includes the operating results of UBC, which extends our core capabilities in data analytics and research.
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
For segment financial information, see “— Segment Results of Operations” below and Note 9, “Segment and Geographic Data,” to our unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 24,			September 25,	September 24,			September 25,
	2011(1) (2)	Variance		2010(1)	2011(1) (2)	Variance		2010(1)

Net Revenues
Retail product(3)	$10,095.2	$194.6	2.0%	$9,900.6	$30,643.8	$692.4	2.3%	$29,951.4
Mail-order product	6,507.6	346.2	5.6%	6,161.4	19,344.9	987.3	5.4%	18,357.6

Total product(3)	$16,602.8	$540.8	3.4%	$16,062.0	$49,988.7	$1,679.7	3.5%	$48,309.0

Client and other service	249.0	40.8	19.6%	208.2	704.5	104.6	17.4%	599.9
Manufacturer service	129.7	80.1	N/M *	49.6	381.9	252.6	N/M *	129.3

Total service	$378.7	$120.9	46.9%	$257.8	$1,086.4	$357.2	49.0%	$729.2

Total net revenues(3)	$16,981.5	$661.7	4.1%	$16,319.8	$51,075.1	$2,036.9	4.2%	$49,038.2

Cost of Revenues
Product(3)	$15,692.1	$564.9	3.7%	$15,127.2	$47,367.1	$1,701.8	3.7%	$45,665.3
Service	122.3	49.2	67.3%	73.1	365.3	166.4	83.7%	198.9

Total cost of revenues(3)	$15,814.4	$614.1	4.0%	$15,200.3	$47,732.4	$1,868.2	4.1%	$45,864.2

Gross Margin(4)
Product	$910.7	$(24.1)	(2.6)%	$934.8	$2,621.6	$(22.1)	(0.8)%	$2,643.7
Product gross margin percentage	5.5%	(0.3)%		5.8%	5.2%	(0.3)%		5.5%
Service	$256.4	$71.7	38.8%	$184.7	$721.1	$190.8	36.0%	$530.3
Service gross margin percentage	67.7%	(3.9)%		71.6%	66.4%	(6.3)%		72.7%

Total gross margin	$1,167.1	$47.6	4.3%	$1,119.5	$3,342.7	$168.7	5.3%	$3,174.0

Gross margin percentage	6.9%	—		6.9%	6.5%	—		6.5%

Volume Information
Generic mail-order prescriptions	17.7	0.6	3.5%	17.1	53.2	3.1	6.2%	50.1
Brand mail-order prescriptions	9.7	(0.5)	(4.9)%	10.2	29.5	(2.4)	(7.5)%	31.9

Total mail-order prescriptions	27.4	0.1	0.4%	27.3	82.7	0.7	0.9%	82.0
Retail prescriptions	152.2	(1.8)	(1.2)%	154.0	471.6	2.8	0.6%	468.8

Total prescriptions	179.6	(1.7)	(0.9)%	181.3	554.3	3.5	0.6%	550.8

Adjusted prescriptions(5)	233.6	(1.6)	(0.7)%	235.2	717.6	4.9	0.7%	712.7
Adjusted mail-order penetration(6)	34.8%	0.3%		34.5%	34.3%	0.1%		34.2%

Generic Dispensing Rate Information
Retail generic dispensing rate	75.4%	2.3%		73.1%	75.0%	2.7%		72.3%
Mail-order generic dispensing rate	64.8%	2.0%		62.8%	64.3%	3.2%		61.1%
Overall generic dispensing rate	73.8%	2.2%		71.6%	73.4%	2.8%		70.6%

*	Not meaningful

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes pre-tax merger-related expenses of $1.0 million in cost of product revenues for the third quarter and nine months of 2011 associated with the pending Express Scripts merger.

(3)	Includes retail co-payments of $2,140 million and $2,216 million for the third quarters of 2011 and 2010, and $6,908 million and $6,966 million for the nine months of 2011 and 2010.

(4)	Represents total net revenues minus total cost of revenues.

(5)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(6)	Represents the percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

Net Revenues
Retail. The increases in retail net revenues of $195 million for the third quarter and $692 million for the nine months of 2011 reflect net price increases of $314 million for the quarter and $515 million for the nine months driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. Also contributing to the retail net revenue variances were a net volume decrease of $119 million for the third quarter reflecting lower utilization, and an increase of $177 million for the nine months reflecting new business, partially offset by lower utilization. The aforementioned net price variances include the offsetting effect of approximately $505 million for the third quarter and $1,785 million for the nine months from a greater representation of lower-priced generic drugs in 2011.
Mail-Order. The increases in mail-order net revenues of $346 million for the third quarter and $987 million for the nine months of 2011 primarily reflect net price increases of $355 million for the third quarter and $844 million for the nine months driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. Also contributing to the mail-order net revenue increase for the nine months is a net volume increase of $143 million driven by higher generic volumes. The volumes of lower-priced generic drugs were higher than 2010, however, the higher-priced brand-name volumes were lower, in part as a result of the economy and plan designs and member financial incentives encouraging the use of generics. The aforementioned net price variances include the offsetting effect of approximately $195 million for the third quarter and $915 million for the nine months from a greater representation of lower-priced generic drugs in 2011.
Our overall generic dispensing rate increased to 73.8% for the third quarter and 73.4% for the nine months of 2011, compared to 71.6% for the third quarter and 70.6% for the nine months of 2010. Mail-order and retail generic dispensing rates increased to 64.8% and 75.4%, respectively, for the third quarter of 2011, compared to 62.8% and 73.1%, respectively, for the third quarter of 2010. For the nine months of 2011, mail-order and retail generic dispensing rates increased to 64.3% and 75.0%, respectively, compared to 61.1% and 72.3% for 2010, respectively. These increases reflect the impact of the introduction of new generic products in and subsequent to the third quarter of 2010 and the effect of programs and client plan design changes promoting the use of lower-priced and more steeply discounted generics.
Service revenues increased $120.9 million in the third quarter and $357.2 million for the nine months of 2011, reflecting higher manufacturer service revenues of $80.1 million and $252.6 million, respectively, primarily driven by the contributions from UBC, which was acquired in September 2010. Also included in the higher service revenues are increased client and other service revenues of $40.8 million and $104.6 million, respectively, primarily driven by increased formulary management fees and higher claims processing administrative fees.
Gross Margin
Our overall gross margin increased to $1,167.1 million or 6.9% for the third quarter and $3,342.7 million or 6.5% for the nine months of 2011, from $1,119.5 million or 6.9% for the third quarter and $3,174.0 million or 6.5% for the nine months of 2010. Our product gross margin was $910.7 million or 5.5% for the third quarter and $2,621.6 million or 5.2% for the nine months of 2011, compared to $934.8 million or 5.8% for the third quarter and $2,643.7 million or 5.5% for the nine months of 2010. The 2011 product gross margin for the third quarter and nine months includes merger-related expenses of $1.0 million. Product gross margin reflects increased generic dispensing rates and mail-order generic volumes, as well as business efficiencies, offset by the effect of client renewal pricing. Also contributing for the nine months of 2011 is the margin component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $22.6 million, offset by the aforementioned second-quarter 2010 settlement award of approximately $27 million. Our overall gross margin also benefited from a higher mix of higher margin service revenues. Service gross margin of $256.4 million for the third quarter and $721.1 million for the nine months of 2011 increased $71.7 million and $190.8 million, respectively, compared to $184.7 million for the third quarter and $530.3 million for the nine months of 2010. The service gross margin dollar increases reflect the aforementioned increases in service revenues of $120.9 million for the third quarter and $357.2 million for the nine months of 2011, partially offset by increases in cost of service revenues of $49.2 million and $166.4 million, respectively, which primarily result from UBC. Service gross margin percentage was 67.7% for the third quarter and 66.4% for the nine months of 2011, compared to 71.6% for the third quarter and 72.7% for the nine months of 2010, with the decreases reflecting the UBC mix driven largely by the increased UBC revenue.

Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction of cost of product net revenues, totaled $1,528 million for the third quarter of 2011 and $1,447 million for the third quarter of 2010, with formulary rebates representing 85.9% and 85.7% of total rebates, respectively. Rebates were $4,514 million for the nine months of 2011 and $4,328 million for the nine months of 2010, with formulary rebates representing 86.2% and 84.9% of total rebates, respectively. The overall increases in rebates reflect favorable pharmaceutical manufacturer rebate contract revisions, as well as improved formulary management and patient compliance, partially offset by brand-name drug volumes that have converted to generic drugs. We retained approximately $198 million, or 13.0%, of total rebates in the third quarter of 2011, and $185 million, or 12.8%, in the third quarter of 2010. For the nine months, we retained approximately $554 million, or 12.3%, of total rebates in 2011, and $532 million, or 12.3%, in 2010. The changes in the retained rebate percentages are reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.
The following table presents additional selected consolidated comparative results of operations (in millions, except for per share data):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 24,			September 25,	September 24,			September 25,
	2011(1) (2)	Variance		2010(1)	2011(1) (2)	Variance		2010(1)

Gross margin(3)	$1,167.1	$47.6	4.3%	$1,119.5	$3,342.7	$168.7	5.3%	$3,174.0
Selling, general and administrative expenses	455.6	60.6	15.3%	395.0	1,263.0	141.1	12.6%	1,121.9
Amortization of intangibles	73.2	2.0	2.8%	71.2	219.6	7.1	3.3%	212.5
Interest expense	52.2	8.8	20.3%	43.4	156.4	33.4	27.2%	123.0
Interest (income) and other (income) expense, net	(2.6)	—	N/M *	(2.6)	1.7	12.0	N/M *	(10.3)

Income before provision for income taxes	588.7	(23.8)	(3.9)%	612.5	1,702.0	(24.9)	(1.4)%	1,726.9

Provision for income taxes	233.3	(7.7)	(3.2)%	241.0	670.7	(7.3)	(1.1)%	678.0

Net income	$355.4	$(16.1)	(4.3)%	$371.5	$1,031.3	$(17.6)	(1.7)%	$1,048.9

Diluted weighted average shares outstanding	394.9	(42.2)	(9.7)%	437.1	404.7	(54.6)	(11.9)%	459.3

Diluted earnings per share	$0.90	$0.05	5.9%	$0.85	$2.55	$0.27	11.8%	$2.28

*	Not meaningful

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes pre-tax merger-related expenses of $36.6 million for the third quarter and nine months of 2011 associated with the pending Express Scripts merger, with $35.6 million in SG&A expenses and $1.0 million in gross margin. Merger-related expenses are $22 million after tax.

(3)	Represents total net revenues minus total cost of revenues.
Selling, General and Administrative Expenses
SG&A expenses were $455.6 million for the third quarter of 2011 and $1,263.0 million for the nine months of 2011 including merger-related costs of $35.6 million. The merger-related expenses primarily include banker fees, legal fees and employee retention expenses. Excluding the merger related costs, SG&A expenses of $420.0 million for the third quarter of 2011 increased by $25.0 million, or 6.3%, from the third quarter of 2010. SG&A expenses of $1,227.4 million for the nine months of 2011 increased by $105.5 million, or 9.4%, from the nine months of 2010. These increases primarily reflect UBC SG&A expenses and higher stock-based compensation expenses. Also contributing for the nine months of 2011 are higher professional fees and technology-related expenses associated with strategic initiatives, partially offset by the SG&A component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $8.0 million. Excluding UBC and the merger-related expenses, SG&A expenses increased by 1.7% and 3.7% from the third quarter and nine months of 2010, respectively, reflecting efficiencies across the company.
Amortization of Intangibles
Amortization of intangible assets of $73.2 million for the third quarter and $219.6 million for the nine months of 2011 increased $2.0 million and $7.1 million from the third quarter and nine months of 2010, respectively, primarily reflecting higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from scheduled accelerated amortization of certain customer relationships in the prior periods.

Interest Expense
Interest expense of $52.2 million for the third quarter and $156.4 million for the nine months of 2011 increased $8.8 million and $33.4 million from the third quarter and nine months of 2010, respectively, primarily reflecting higher expense as a result of increased borrowings of $1 billion from our September 2010 senior notes issuance associated with the acquisition of UBC.
The weighted average interest rate on our indebtedness was approximately 3.3% for the third quarter and 3.5% for the nine months of 2011, compared to approximately 3.7% for the third quarter and 3.9% for the nine months of 2010, reflecting lower interest rates on the floating rate components of outstanding debt, partially offset by a higher mix of fixed rate compared with variable rate outstanding debt.
Interest (Income) and Other (Income) Expense, Net
Interest (income) and other (income) expense, net, of ($2.6) million of income for the third quarter of 2011 was consistent with the third quarter of 2010. Interest (income) and other (income) expense, net, of $1.7 million of expense for the nine months of 2011 decreased $12.0 million from ($10.3) million of income for the nine months of 2010. The decrease in interest (income) and other (income) expense, net, for the nine months primarily reflects losses in the start-up period for certain of our joint ventures and a foreign currency gain that was recognized in 2010, as well as decreased interest income.
Provision for Income Taxes
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 39.6% for the third quarter and 39.4% for the nine months of 2011, compared to 39.3% for the third quarter and nine months of 2010.
Net Income and Earnings per Share
Net income as a percentage of net revenues was 2.1% for the third quarter and 2.0% for the nine months of 2011. Excluding merger-related expenses, net income as a percentage of net revenues was 2.2% for the third quarter and 2.1% for the nine months of 2011, compared to 2.3% for the third quarter and 2.1% for the nine months of 2010, reflecting the aforementioned factors.
Diluted earnings per share were $0.90 for the third quarter and $2.55 for the nine months of 2011 including the aforementioned merger-related expenses. Excluding merger-related expenses, our diluted earnings per share increased 12.9% to $0.96 for the third quarter of 2011, and 14.0% to $2.60 for the nine months of 2011. Excluding all intangible amortization and the merger-related expenses, our diluted earnings per share increased 12.6% to $1.07 for the third quarter of 2011, and 14.5% to $2.93 for the nine months of 2011. The diluted earnings per share increases reflect the aforementioned consolidated results of operations trending factors, as well as lower diluted weighted average shares outstanding.
The diluted weighted average shares outstanding were 394.9 million for the third quarter and 404.7 million for the nine months of 2011 compared to 437.1 million for the third quarter and 459.3 million for the nine months of 2010, representing decreases of 9.7% and 11.9%, respectively. The decreases primarily result from the repurchase of approximately 285.5 million shares of stock in connection with our share repurchase programs since inception in 2005 through the end of the third quarter of 2011, compared to an equivalent amount of 240.4 million shares repurchased since inception through the end of the third quarter of 2010. We repurchased approximately 6.3 million and 29.3 million shares of stock in the third quarter and nine months of 2011, respectively, compared to approximately 17.1 million and 54.2 million shares in the third quarter and nine months of 2010, respectively.

Segment Results of Operations
PBM Segment
The PBM segment primarily involves sales of traditional prescription drugs and supplies, including diabetes testing supplies and related products to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 24,			September 25,	September 24,			September 25,
	2011(1) (2)	Variance		2010(1)	2011(1) (2)	Variance		2010(1)

Product net revenues	$13,261.5	$51.7	0.4%	$13,209.8	$40,425.9	$410.8	1.0%	$40,015.1
Service revenues	360.1	128.1	55.2%	232.0	1,029.2	375.3	57.4%	653.9

Total net revenues	13,621.6	179.8	1.3%	13,441.8	41,455.1	786.1	1.9%	40,669.0
Total cost of revenues	12,681.3	163.4	1.3%	12,517.9	38,752.6	674.9	1.8%	38,077.7

Total gross margin(3)	$940.3	$16.4	1.8%	$923.9	$2,702.5	$111.2	4.3%	$2,591.3
Gross margin percentage	6.9%	—		6.9%	6.5%	0.1%		6.4%

Selling, general and administrative expenses	387.9	66.1	20.5%	321.8	1,056.3	156.8	17.4%	899.5
Amortization of intangibles	62.7	2.2	3.6%	60.5	188.1	7.7	4.3%	180.4

Operating income	$489.7	$(51.9)	(9.6)%	$541.6	$1,458.1	$(53.3)	(3.5)%	$1,511.4

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes pre-tax merger-related expenses of $36.6 million for the third quarter and nine months of 2011 associated with the pending Express Scripts merger, with $35.6 million in SG&A expenses and $1.0 million in total cost of revenues.

(3)	Represents total net revenues minus total cost of revenues.
PBM total net revenues of $13,621.6 million for the third quarter and $41,455.1 million for the nine months of 2011 increased $179.8 million and $786.1 million, respectively, compared to the revenues of $13,441.8 million for the third quarter and $40,669.0 million for the nine months of 2010. The increases primarily reflect higher mail-order generic volume, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater representation of lower-priced generic drugs and higher client price discounts. Also contributing to the total net revenue increases are higher retail volumes for the nine months and increased service revenues primarily driven by the contributions from UBC, which was acquired in September 2010.
Gross margin was 6.9% of net revenues for the third quarter and 6.5% for the nine months of 2011, compared to 6.9% for the third quarter and 6.4% for the nine months of 2010, primarily reflecting increased generic dispensing rates and mail-order generic volumes, as well as a higher mix of higher margin service revenues and, for the nine months, the margin component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan. The gross margin percentage increases were offset by the effect of client renewal pricing, and for the nine months, the aforementioned second-quarter 2010 settlement award. The 2011 gross margin for the third quarter and nine months includes merger-related expenses of $1.0 million.
SG&A expenses were $387.9 million for the third quarter and $1,056.3 million for the nine months of 2011, and include the aforementioned merger-related expenses of $35.6 million. Excluding merger-related expenses, SG&A expenses were $352.3 million for the third quarter and $1,020.7 million for the nine months of 2011, and increased from 2010 by $30.5 million and $121.2 million, respectively. These increases primarily reflect UBC SG&A expenses and higher stock-based compensation expenses. Also contributing for the nine months of 2011 are higher professional fees and technology-related expenses associated with strategic initiatives, partially offset by the SG&A component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $8.0 million. Excluding UBC and the merger-related expenses, SG&A expenses increased by $11.9 million and $56.6 million over the third quarter and nine months of 2010, respectively.

Amortization of intangible assets was $62.7 million for the third quarter and $188.1 million for the nine months of 2011, compared to $60.5 million for the third quarter and $180.4 million for the nine months of 2010. The increases primarily reflect higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from scheduled accelerated amortization of certain customer relationships in the prior periods.
Operating income was $489.7 million for the third quarter and $1,458.1 million for the nine months of 2011, compared with $541.6 million for the third quarter and $1,511.4 million for the nine months of 2010, with the changes reflecting the aforementioned factors.
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
Specialty Pharmacy Segment
The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	Quarter			Quarter	Nine Months			Nine Months
	Ended			Ended	Ended			Ended
	September 24,			September 25,	September 24,			September 25,
	2011	Variance		2010	2011	Variance		2010

Product net revenues	$3,341.3	$489.1	17.1%	$2,852.2	$9,562.8	$1,268.9	15.3%	$8,293.9
Service revenues	18.6	(7.2)	(27.9)%	25.8	57.2	(18.1)	(24.0)%	75.3

Total net revenues	3,359.9	481.9	16.7%	2,878.0	9,620.0	1,250.8	14.9%	8,369.2
Total cost of revenues	3,133.1	450.7	16.8%	2,682.4	8,979.8	1,193.3	15.3%	7,786.5

Total gross margin(1)	$226.8	$31.2	16.0%	$195.6	$640.2	$57.5	9.9%	$582.7
Gross margin percentage	6.8%	—		6.8%	6.7%	(0.3)%		7.0%

Selling, general and administrative expenses	67.7	(5.5)	(7.5)%	73.2	206.7	(15.7)	(7.1)%	222.4
Amortization of intangibles	10.5	(0.2)	(1.9)%	10.7	31.5	(0.6)	(1.9)%	32.1

Operating income	$148.6	$36.9	33.0%	$111.7	$402.0	$73.8	22.5%	$328.2

(1)	Represents total net revenues minus total cost of revenues.
Specialty Pharmacy total net revenues of $3,359.9 million for the third quarter and $9,620.0 million for the nine months of 2011 increased $481.9 million and $1,250.8 million, respectively, compared to revenues of $2,878.0 million for the third quarter and $8,369.2 million for the nine months of 2010, primarily reflecting growth in prescription volumes, increases in manufacturer brand pricing, broader utilization of specialty products, and the impact of recently introduced drugs.
Gross margins were 6.8% of net revenues for the third quarter of 2011, consistent with the third quarter of 2010. Gross margins were 6.7% of net revenues for the nine months of 2011, compared to 7.0% for the nine months of 2010, primarily reflecting product and channel mix effects experienced in 2011 as compared to 2010.
SG&A expenses of $67.7 million for the third quarter of 2011 decreased $5.5 million compared to $73.2 million for the third quarter of 2010. SG&A expenses of $206.7 million for the nine months of 2011 decreased $15.7 million compared to $222.4 million for the nine months of 2010. These decreases primarily reflect lower employee labor and related expenses. Amortization of intangible assets was $10.5 million for the third quarter and $31.5 million for the nine months of 2011, compared to $10.7 million for the third quarter and $32.1 million for the nine months of 2010.
Operating income of $148.6 million for the third quarter and $402.0 million for the nine months of 2011 increased $36.9 million, or 33.0%, and $73.8 million, or 22.5%, from the third quarter and nine months of 2010, respectively, reflecting the aforementioned factors.

For additional information on the Specialty Pharmacy segment, see Note 9, “Segment and Geographic Data,” to the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Cash Flows
The following table presents selected data from our unaudited interim condensed consolidated statements of cash flows ($ in millions):

	Nine Months		Nine Months
	Ended		Ended
	September 24,		September 25,
	2011(1)	Variance	2010(1)
Net cash provided by operating activities	$1,086.1	$(279.2)	$1,365.3
Net cash used by investing activities	(174.3)	704.7	(879.0)
Net cash used by financing activities	(1,603.7)	518.4	(2,122.1)

Net decrease in cash and cash equivalents	(691.9)	943.9	(1,635.8)
Cash and cash equivalents at beginning of period	853.4	(1,674.8)	2,528.2

Cash and cash equivalents at end of period	$161.5	$(730.9)	$892.4

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.
Operating Activities. Net cash provided by operating activities of $1,086.1 million for the first nine months of 2011 primarily reflects net income of $1,031.3 million, with non-cash adjustments for depreciation, amortization and stock-based compensation of $501.7 million. In addition, there were net cash inflows of $225.4 million from a decrease in inventories, net, primarily due to additional initiatives to decrease inventory days on hand, net cash inflows of $43.2 million from a decrease in client accounts receivable, as well as net cash inflows of $37.7 million from a decrease in manufacturer accounts receivable, net, reflecting initiatives to improve working capital management. These increases were partially offset by net cash outflows of $533.7 million from a decrease in claims and other accounts payable primarily due to the timing of our payment cycles, and net cash outflows of $251.4 million from a decrease in client rebates and guarantees payable, due to the timing of payments. The $279.2 million decrease in net cash provided by operating activities for the first nine months of 2011 compared to the first nine months of 2010 is primarily due to decreased cash flows of $465.9 million from client rebates and guarantees payable due to the timing of payments, and decreased cash flows of $193.0 million from the collection of income taxes receivable, primarily from the IRS, in the first quarter of 2010 for the 2003 through 2005 tax years. These decreases were partially offset by increased cash flows of $144.4 million from claims and other accounts payable reflecting lower retail pharmacy claims, increased cash flows from manufacturer accounts receivable, net, of $136.8 million reflecting the aforementioned initiatives, and increased cash flows from client accounts receivable, net, of $74.2 million.
Investing Activities. The net cash used by investing activities of $174.3 million for the first nine months of 2011 is primarily attributable to capital expenditures of $190.3 million associated with capitalized software development in connection with client-related programs and our Medicare PDP product offerings, technology initiatives, and pharmacy operations hardware investments. In addition, there were purchases of securities and other assets of $20.3 million and acquisitions of businesses, net of cash acquired, of $15.1 million. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $51.4 million. The $704.7 million decrease in net cash used by investing activities for the first nine months of 2011 compared to the first nine months of 2010 is primarily due to a $686.0 million decrease in acquisitions of businesses, net of cash acquired, primarily resulting from the acquisition of UBC in September 2010, and a $32.9 million increase in proceeds from the sale of securities and other investments. These reductions in cash outflows were partially offset by a $26.2 million increase in capital expenditures.
Financing Activities. The net cash used by financing activities of $1,603.7 million for the first nine months of 2011 primarily results from $1,786.6 million in share repurchases, partially offset by net proceeds from employee stock plans of $131.3 million and excess tax benefits from stock-based compensation arrangements of $39.1 million. The decrease in net cash used by financing activities of $518.4 million for the first nine months of 2011 compared to the first nine months of 2010 primarily results from lower share repurchases of $1,374.8 million and higher net proceeds from employee stock plans of $97.0 million, partially offset by lower net proceeds from long-term debt of $973.7 million reflecting our underwritten public offering in September 2010.

Total cash and short-term investments as of September 24, 2011 were $166.8 million, including $161.5 million in cash and cash equivalents. Total cash and short-term investments as of December 25, 2010 were $910.1 million, including $853.4 million in cash and cash equivalents. The decrease of $743.3 million in cash and short-term investments for the nine months of 2011 primarily reflects the use of cash associated with share repurchase activity and capital expenditures, partially offset by net cash inflows from operating activities. It is anticipated that cash balances will increase during the remainder of 2011 as a result of cash inflows from operating activities.
Share Repurchase Programs
Since 2005, when we commenced our first share repurchase program, we have executed share repurchases of 285.5 million shares at a cost of $12.8 billion and at an average per-share cost of $45.00 through the end of the third fiscal quarter of 2011. In February 2011, our Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of our common stock over a two-year period commencing February 24, 2011. During the third quarter of 2011, we repurchased 6.3 million shares at a cost of $350 million with an average per-share cost of $55.89, and during the nine months of 2011, we repurchased 29.3 million shares at a cost of $1,786.6 million with an average per-share cost of $60.93 under our share repurchase programs.
Pursuant to the Merger Agreement with Express Scripts, we are not permitted to engage in share repurchases without Express Scripts’ prior written consent until the consummation of the merger or the termination of the Merger Agreement. Currently, we do not anticipate making additional share repurchases.
See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for more information.
Looking Forward
On July 20, 2011, we entered into a definitive Merger Agreement with Express Scripts and certain of its subsidiaries providing for the combination of Express Scripts and Medco under a new holding company, New Express Scripts. Subject to the terms and conditions set forth in the Merger Agreement, upon the closing of the transaction, each share of Medco common stock will be converted into the right to receive $28.80 in cash and 0.81 shares of New Express Scripts. Upon closing of the transaction, Express Scripts’ shareholders are expected to own approximately 60% of the combined company and Medco’s shareholders are expected to own approximately 40%. The transaction is expected to close in the first half of 2012. The merger is subject to regulatory clearance and Express Scripts’ and Medco’s shareholder approvals and other customary closing conditions. Currently, Express Scripts and Medco are independent companies, and they will continue to be managed and operated as such until the completion of the pending merger.
We believe that our current liquidity and prospects for strong cash flows from operations, including effective working capital management, assist in limiting the effects on our business from economic factors. The senior unsecured credit facility matures on April 30, 2012 and therefore we have classified all outstanding balances related to the facility as current portion of long-term debt on the unaudited interim condensed consolidated balance sheet as of September 24, 2011. We anticipate refinancing our $2 billion unsecured revolving credit facility before it matures and repaying the $1 billion senior unsecured term loan at maturity. Additionally, it is anticipated that cash balances will increase during the remainder of 2011 as a result of cash inflows from operations, which are expected to be approximately $2 billion for fiscal year 2011. At September 24, 2011, we had additional committed borrowing capacity under our revolving credit facility of $995.2 million, borrowing capacity under our 364-day accounts receivable financing facility of $600 million, and uncommitted borrowing capacity under our credit lines of $450 million. Our accounts receivable financing facility is renewable annually in July at the option of both Medco and the banks and was renewed on July 25, 2011. Our ability to incur indebtedness is limited by the terms of the Merger Agreement, which generally provides that, without Express Scripts’ prior written consent, we may not incur new indebtedness in excess of $300 million over our existing credit facilities and lines of credit, but that we may refinance such existing credit facilities and other lines of credit on substantially the same terms and principal amounts as we currently maintain.

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
Fiscal year 2011 consists of 53 weeks.
Pursuant to the Merger Agreement with Express Scripts, we are not permitted to pay dividends or engage in share repurchases without Express Scripts’ prior written consent until the consummation of the merger or the termination of the Merger Agreement. Currently, we do not anticipate making additional share repurchases.
Financing Facilities
Five-Year Credit Facilities
We have a senior unsecured bank credit facility consisting of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The facility matures on April 30, 2012, and therefore we have classified all outstanding balances related to the facility, representing $1.0 billion under the revolving credit facility and the $1.0 billion senior unsecured term loan, as current portion of long-term debt on the unaudited interim condensed consolidated balance sheet as of September 24, 2011. We anticipate refinancing our $2 billion unsecured revolving credit facility before it matures and repaying the $1 billion senior unsecured term loan at maturity. If there are pre-payments on the term loan prior to the maturity date, that portion of the loan would be extinguished. At our current debt ratings, the credit facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused portion of the revolving credit facility.
There were draw-downs of $10,327.2 million and repayments of $10,327.2 million under the revolving credit facility during the nine months of 2011. As of September 24, 2011, we had $995.2 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $4.8 million in issued letters of credit. As of December 25, 2010, the outstanding balance under the revolving credit facility was $1.0 billion and we had $993.5 million available for borrowing under the facility, after giving effect to prior net draw-downs of $1 billion and $6.5 million in issued letters of credit.
Accounts Receivable Financing Facility and Other Short-Term Debt
Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebates accounts receivable. During the nine months of 2011, we drew down $1,138 million and repaid $1,138 million under the facility, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of September 24, 2011. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by our credit rating. This facility is renewable annually in July at the option of both Medco and the banks and was renewed on July 25, 2011. Additionally, we had short-term debt of $36.4 million and $23.6 million outstanding as of September 24, 2011 and December 25, 2010, respectively, under a short-term revolving credit facility.

Credit Lines
We currently have access to four uncommitted credit lines that we utilize from time to time to meet daily working capital needs and to take advantage of lower interest rates. Borrowings under these arrangements cannot exceed $450 million in total. These credit lines are supplemental, typically utilized for overnight borrowings, and not considered replacements of our committed credit facilities. There were no amounts outstanding under our credit lines as of September 24, 2011 and December 25, 2010.
Interest Rates
The weighted average interest rate on our indebtedness was approximately 3.3% for the third quarter and 3.5% for the nine months of 2011, compared to approximately 3.7% for the third quarter and 3.9% for the nine months of 2010, reflecting lower interest rates on the floating rate components of outstanding debt, partially offset by a higher mix of fixed rate compared with variable rate outstanding debt. Several factors could change the weighted average annual interest rate, including but not limited to, a change in our debt ratings, reference rates used under our senior unsecured bank credit facilities and accounts receivable financing facility, swap agreements and the fixed/variable mix of our debt.
Swap Agreements
In December 2007, we entered into forward-starting interest rate swap agreements to manage our exposure to changes in benchmark interest rates and to mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term fixed rate financing. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate. In March 2008, following the issuance of $300 million aggregate principal amount of 5-year senior notes and $1.2 billion aggregate principal amount of 10-year senior notes, the cash flow hedges were settled and the ineffective portion was immediately expensed. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive loss as of September 24, 2011 and December 25, 2010 was $14.2 million and $15.9 million, net of tax, respectively.
In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The fair value of our obligation under our interest rate swap agreements, represented net receivables of $14.0 million and $16.9 million as of September 24, 2011 and December 25, 2010, respectively, which are reported in other noncurrent assets, with offsetting amounts reported in long-term debt, net, on our consolidated balance sheets. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
Covenants
All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at September 24, 2011 and December 25, 2010.
Debt Ratings
Medco’s debt ratings, all of which represent investment grade, reflect the following as of the filing date of this Quarterly Report on Form 10-Q: Moody’s Investors Service, Baa3; Standard & Poor’s, BBB+; and Fitch Ratings, BBB.

Non-GAAP Measures
EBITDA
We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data, as measured under U.S. generally accepted accounting principles. The items excluded from EBITDA, but included in the calculation of reported net income, are significant components of the consolidated statements of income and must be considered in performing a comprehensive assessment of overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies. Additionally, we have calculated the 2011 EBITDA excluding the pre-tax merger-related expenses associated with the pending Express Scripts merger, as the expenses are not considered an indicator of ongoing company performance.
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
The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011(1)	2010(1)	2011(1)	2010(1)
Net income	$355.4	$371.5	$1,031.3	$1,048.9
Add:
Interest expense	52.2	43.4	156.4	123.0
Interest (income) and other (income) expense, net	(2.6)	(2.6)	1.7	(10.3)
Provision for income taxes	233.3	241.0	670.7	678.0
Depreciation expense	52.8	46.5	154.9	135.6
Amortization expense	73.2	71.2	219.6	212.5

EBITDA	$764.3	$771.0	$2,234.6	$2,187.7
Adjustment for 2011 merger-related expenses(2)	36.6	—	36.6	—

EBITDA, excluding 2011 merger-related expenses	$800.9	$771.0	$2,271.2	2,187.7

Adjusted prescriptions(3)	233.6	235.2	717.6	712.7

EBITDA per adjusted prescription	$3.27	$3.28	$3.11	$3.07

EBITDA per adjusted prescription, excluding 2011 merger-related expenses	$3.43	$3.28	$3.16	$3.07

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Represents pre-tax merger-related expenses associated with the pending Express Scripts merger.

(3)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

EBITDA and EBITDA per adjusted prescription were $764.3 million and $3.27, respectively, for the third quarter of 2011, and $2,234.6 million and $3.11, respectively, for the nine months of 2011 including the aforementioned merger-related expenses. For the third quarter of 2011 compared to the third quarter of 2010 excluding merger-related expenses, EBITDA increased by 3.9%, compared to an increase in net income of 1.6%, and an increase in EBITDA per adjusted prescription of 4.6%. For the nine months of 2011 compared to the nine months of 2010 excluding merger-related expenses, EBITDA increased 3.8%, compared to an increase in net income of 0.4%, and an increase in EBITDA per adjusted prescription of 2.9%. The higher rates of increase for EBITDA compared with net income primarily reflect the aforementioned higher interest, depreciation and intangible amortization expenses. The higher rate of increase for EBITDA per adjusted prescription compared to EBITDA for the third quarter of 2011 reflects lower retail volumes, which are generally less profitable than mail-order, and higher generic dispensing rates, partially offset by client renewal pricing. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA for the nine months of 2011 reflects higher retail volumes and client renewal pricing, partially offset by higher generic dispensing rates.
Diluted EPS, Excluding All Intangible Amortization and Merger-Related Expenses
We use diluted earnings per share, excluding all intangible amortization, as a supplemental measure of operating performance. We believe that diluted earnings per share, excluding all intangible amortization, is a valuable supplemental measurement tool used by analysts and investors to compare our overall operating performance with our industry peers. Additionally, we have calculated the 2011 diluted EPS excluding the merger-related expenses associated with the pending Express Scripts merger, as the expenses are not considered an indicator of ongoing company performance. The following table reconciles our reported diluted earnings per share to diluted earnings per share, excluding all intangible amortization and the merger-related expenses associated with the pending Express Scripts merger, for the respective periods:

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Diluted earnings per share	$0.90	$0.85	$2.55	$2.28
Adjustment for merger-related expenses(1)	0.06	—	0.05	—

Diluted earnings per share, excluding merger-related expenses	$0.96	$0.85	$2.60	$2.28

Adjustment for the amortization of intangible assets(2)	0.11	0.10	0.33	0.28

Diluted earnings per share, excluding all intangible amortization and merger-related expenses	$1.07	$0.95	$2.93	$2.56

(1)	This adjustment represents the per-share effect of pre-tax merger-related expenses of $36.6 million, or $22 million after tax, for the third quarter and nine months of 2011 associated with the pending Express Scripts merger.

(2)	This adjustment represents the per-share effect of all intangible amortization.
Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of September 24, 2011, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

		Remainder
	Total	of 2011	2012-2013	2014-2015	Thereafter

Long-term debt obligations, including current portion(1)	$5,000.0	$—	$2,800.0	$500.0	$1,700.0
Interest payments on long-term debt obligations(2)	894.5	47.2	325.7	235.7	285.9
Operating lease obligations(3)	202.3	17.2	101.4	51.9	31.8
Prescription drug purchase commitments(4)	105.3	100.5	4.8	—	—
Other(5)	116.1	15.1	84.5	16.5	—

Total	$6,318.2	$180.0	$3,316.4	$804.1	$2,017.7

(1)	Long-term debt obligations exclude $11.8 million in total unamortized discounts on our senior notes, and the fair value of interest rate swap agreements of $14.0 million on $200 million of the $500 million in 7.25% senior notes.

(2)	The variable component of interest expense for the senior unsecured credit facility is based on the September 2011 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(3)	Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(4)	Represents contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with our Specialty Pharmacy business, and are either contracts for fixed amounts or contracts for fixed amounts plus a variable component. The contracts for fixed amounts include firm commitments of $82.8 million through 2012. The contracts with fixed amounts plus a variable component include firm commitments of $22.5 million for 2011, with additional commitments through 2012 that are subject to price increases or variable quantities based on patient usage.

(5)	Consists of purchase commitments for diabetes supplies of $37.1 million, technology-related agreements of $28.4 million and advertising commitments of $0.7 million. Additionally, $49.9 million represents various purchase obligations anticipated to be fully settled by 2014, most of which are included in other noncurrent liabilities in the unaudited interim condensed consolidated balance sheet as of September 24, 2011.
The remaining minimum pension funding requirement of $30.5 million under the Internal Revenue Code for the 2010 plan year was paid in the third quarter of 2011.
As of September 24, 2011, we had letters of credit outstanding of approximately $8.0 million, the majority of which were issued under our senior unsecured revolving credit facility and serve as collateral for the deductible portion of our workers’ compensation coverage.
As of September 24, 2011, we had total gross liabilities for income tax contingencies of $140.7 million on our unaudited interim condensed consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2015. In addition, approximately 17% of the income tax contingencies are anticipated to settle over the next twelve months.
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
Recently Adopted and Recently Issued Financial Accounting Standards
Recently Adopted Financial Accounting Standard
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the amendments in this standard, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Our early adoption of this standard in 2011 had no impact on our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncement
Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standard with respect to the presentation of other comprehensive income in financial statements. The main provisions of the standard provide that an entity that reports other comprehensive income has the option to present comprehensive income in either a single statement or in a two-statement approach. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement, followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. We will be required to adopt this standard retrospectively for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of this standard in fiscal year 2012 to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have floating rate debt with our bank credit facility and accounts receivable financing facility, and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of September 24, 2011, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $5.5 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
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
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries and audits, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefits and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 10, “Commitments and Contingencies—Legal Proceedings,” to the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated by reference herein. Such descriptions include the following recent developments:
ERISA and Similar Litigation. As disclosed in Note 14, “Commitments and Contingencies,” to the Company’s audited consolidated financial statements included in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 25, 2010, the Gruer series of lawsuits were settled on a class action basis in 2010, however, the plaintiffs in two of the remaining actions in the Gruer series of cases, Blumenthal v. Merck-Medco Managed Care, L.L.C., et al., and United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust v. Medco Health Solutions, Inc. and Merck & Co., Inc., elected to opt out of the settlement. In June 2010, the Company filed for summary judgment against both of these plaintiffs. In June 2011, the Court issued its opinion dismissing several of the plaintiffs’ fiduciary claims while letting others survive pending further discovery. Plaintiff, United Food and Commercial Workers Local Union No. 1529 and Employers Health and Welfare Plan Trust, subsequently filed a motion with the Court asking it to reconsider its dismissal of one of the fiduciary claims. In September 2011, the Company settled both of these matters for a de minimus amount.
Other Matters. Twenty-two lawsuits have been filed since the announcement of the merger on July 21, 2011 described in Note 1, “Basis of Presentation,” to the accompanying unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q that name as defendants the Company, the Company’s Board of Directors, and Express Scripts. The purported class action complaints allege, among other things, a breach of fiduciary duty in connection with the approval of the pending Merger Agreement between the Company and Express Scripts.

Item 1A.	Risk Factors
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and of our Quarterly Report on Form 10-Q for the quarter ended June 25, 2011, which are incorporated by reference herein. Except as noted below, there have been no material changes with regard to the risk factors disclosed in such reports.
If we or our suppliers fail to comply with complex and evolving laws and regulations domestically and internationally, we could suffer penalties, be required to pay substantial damages and/or make significant changes to our operations.
We are subject to numerous foreign and domestic, federal and state regulations. If we or our suppliers fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties or other damages, including the loss of our licenses to operate our mail-order pharmacies, and our ability to participate in foreign and domestic, federal and state healthcare programs. As a consequence of the severe penalties we may face, we must devote significant operational and managerial resources to comply with these laws and regulations. Although we believe we and our suppliers are substantially compliant with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies related to these laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make significant changes to our operations. Currently, the government is conducting numerous, and often overlapping audits on pharmacies and suppliers of products to Medicare and Medicaid members. PolyMedica Corporation and Accredo Health Group are subject to such audits and face or may face recoupment demands which may result in the payment or offset of prior reimbursement from the government. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or ensure we will be able to obtain or maintain the regulatory approvals required to operate our business. Our international business is also susceptible to a changing political and regulatory landscape. Changes in laws or interpretations in countries in which we operate may impair our ability to serve these customers and adversely impact the financial condition, liquidity and operating results of our international operations.
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
The following is a summary of the Company’s share repurchase activity for the three months ended September 24, 2011:
Issuer Purchases of Equity Securities(1)

				Approximate
			Total number of	dollar value of
			shares purchased	shares
			as part of	that may yet be
	Total number	Average	publicly	purchased under
	of shares	price paid	announced	the programs
Fiscal Period	purchased	per share(2)	programs	(in thousands)
Balances at June 25, 2011			16,023,403	$2,000,052

June 26 to July 23, 2011	—	$—	—	$2,000,052
July 24 to August 20, 2011	6,262,704	$55.89	6,262,704	$1,650,052
August 21 to September 24, 2011	—	$—	—	$1,650,052

Third quarter 2011 totals	6,262,704	$55.89	6,262,704

(1)	All information set forth in the table above relates to the Company’s 2011 Program. The 2011 Program was announced in February 2011 and pursuant to the 2011 Program, the Company is authorized to repurchase up to $3 billion of its common stock over a two-year period commencing February 24, 2011.

(2)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases settled during the three months ended September 24, 2011. The average per-share cost for repurchases under the 2011 Program from inception through September 24, 2011 was $60.57.
Pursuant to the Merger Agreement with Express Scripts, the Company is not permitted to engage in share repurchases without Express Scripts’ prior written consent until the consummation of the merger or the termination of the Merger Agreement. Currently, the Company does not anticipate making additional share repurchases.

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
All trading plans adopted by Medco executives are reviewed and approved by the Office of the General Counsel. For ease of administration, executives have been permitted to add new orders to existing plans rather than requiring the adoption of a new plan. Once modified, a plan cannot be changed for at least 90 days. Both new plans and modifications are subject to a mandatory “waiting period” designed to safeguard the plans from manipulation or market timing. Since July 21, 2011, as a result of the pending merger with Express Scripts, directors and executive officers have not been permitted to enter into new trading plans.
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of October 1, 2011(1):

	Number of Shares		Number of Shares	Projected	Projected
	to be Sold Under		Sold Under the	Beneficial	Aggregate
Name and Position	the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

Frank Sheehy President, Accredo Health Group	29,751	Option exercise of an aggregate of 29,751 shares shall occur in various tranches when stock reaches a specific price.	0	22,921	65,277

Timothy C. Wentworth Group President, Employer/Key Accounts	84,280	Option exercise of an aggregate of 84,280 shares shall occur in various tranches when stock reaches a specific price.	45,715	90,171	329,128

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through October 1, 2011.

(2)	This column reflects the number of shares remaining to be sold as of October 1, 2011.

(3)	This column reflects the number of shares sold under the plan through October 1, 2011.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of October 1, 2011, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since October 1, 2011 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of October 1, 2011, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since October 1, 2011 outside of the plan.
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our directors in effect as of October 1, 2011(1):

			Number of
	Number of		Shares Sold	Projected	Projected
	Shares to be Sold		Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John L. Cassis Director	16,000	Option exercise of 16,000 shall occur if stock reaches a specific price.	0	58,900	66,500

Blenda J. Wilson Director	3,500	Option exercise of 3,500 shall occur if stock reaches a specific price.	7,250	65,550	73,150

(1)	This table does not include any trading plans entered into by any director that have been terminated or expired by their terms or have been fully executed through October 1, 2011.

(2)	This column reflects the number of shares remaining to be sold as of October 1, 2011.

(3)	This column reflects the number of shares sold under the plan through October 1, 2011.

(4)	This column reflects an estimate of the number of whole shares each identified director will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of October 1, 2011, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since October 1, 2011 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified director will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of October 1, 2011, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since October 1, 2011 outside of the plan.
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

2.1
Agreement and Plan of Merger, dated July 20, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2011).
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

10.1
Amendment No. 4 dated July 25, 2011 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent.
Filed with this document.

10.2	Amendment to the Employment Agreement with David B. Snow, Jr. dated May 24, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2011).	Incorporated by reference.

10.3
Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended and restated as of May 24, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 26, 2011).
Incorporated by reference.

10.4
Medco Health Solutions, Inc. 2006 Change in Control Executive Severance Plan, as amended. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 25, 2011).
Incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document.

Number	Description	Method of Filing

101.INS	XBRL Instance Document.	Filed with this document.

101.SCH	XBRL Taxonomy Extension Schema.	Filed with this document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed with this document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed with this document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed with this document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed with this document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDCO HEALTH SOLUTIONS, INC. (Registrant)
Date: October 26, 2011	By:	/s/ David B. Snow, Jr.
		Name:	David B. Snow, Jr.
		Title:	Chairman and Chief Executive Officer

Date: October 26, 2011	By:	/s/ Richard J. Rubino
		Name:	Richard J. Rubino
		Title:	Senior Vice President, Finance and Chief Financial Officer