Form 10-K
period 2011-12-31
MEDCO HEALTH SOLUTIONS INC
filed 2012-02-21
CIK 1170650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes ☐  No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the Registrant’s voting stock held by non-affiliates as of June 25, 2011 was $20,806,818,951. The Registrant has no non-voting common equity.
As of February 6, 2012, the Registrant had 388,124,321 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Medco Health Solutions, Inc.’s Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III (Items 10 through 14).

MEDCO HEALTH SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business.
Overview
We are a leading healthcare company that is pioneering the world’s most advanced pharmacy® and our clinical research and innovations are part of Medco making medicine smarter™ for more than 65 million members in 2011. Medco provides clinically driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by Medicare Part D Prescription Drug Plans. Our unique Medco Therapeutic Resource Centers®, which conduct therapy management programs using Medco Specialist Pharmacists who have expertise in the medications used to treat certain chronic conditions, as well as Accredo Health Group, Medco’s Specialty Pharmacy, represent innovative models for the care of patients with chronic and complex conditions. Additionally, Medco has capabilities and expertise in post-approval safety and economics outcomes research such as Risk Evaluation and Mitigation Strategies for biotechnology and other pharmaceutical drugs through our subsidiary, United BioSource Corporation® (“UBC”).
Our business model requires collaboration with payors, retail pharmacies, physicians, pharmaceutical manufacturers, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, and, particularly in Specialty Pharmacy, collaboration with other third-party payors such as health insurers, and state Medicaid agencies. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group.
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
Traditional prescription drug programs (“PDP“s) include the dispensing of pills primarily in capsule or tablet form. These medicines are produced by brand-name and generic pharmaceutical manufacturers, and are not as complicated to dispense or administer as specialty products. Specialty pharmacy drugs are generally manufactured by biopharmaceutical or biotechnology companies, tend to be more expensive than traditional medicines and can cost as much as several hundred thousand dollars per patient per year. These specialty drugs are often infusible or injectable and require special handling, temperature control and ancillary equipment, as well as a higher level of individualized patient care as compared to traditional medicines. Disease categories treated by specialty drugs, including, for example, multiple sclerosis and autoimmune disorders, are often the most complex to manage.
The advanced technologies we have developed are instrumental to our ability to drive growth, increase service levels, reduce costs and improve health outcomes. Our technology platform is designed to seamlessly integrate prescription management at both mail order and retail with our client and member services. The cornerstone of our mail-order pharmacy technology is our single networked information technology platform, which connects prescription ordering functions at our prescription order processing pharmacies with our state-of-the-art automated dispensing pharmacies. At our call center pharmacies and our work-at-home locations, our experienced customer service representatives and consulting pharmacists use advanced technology to provide real-time service to members, including specialized prescription and health information. Our Web and integrated voice-response phone technologies allow members to easily and quickly manage their prescription drug benefits. These technologies also allow members to enroll in mail-order pharmacy service, submit a refill or renewal mail-order prescription for processing, track the status of a mail-order prescription, price a medication and locate in-network retail pharmacies in their area, along with other features.
Our proprietary Web-based solutions improve client and member service by facilitating prescription ordering and by providing important healthcare information, including tools to assist patients in managing their own levels of prescription adherence. We support distinct websites for clients, members, physicians and pharmacists that provide critical benefit information and interactive tools aimed at helping members to take their medications as prescribed, to use lower-cost drugs and to simplify benefit administration.
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
Our innovative and flexible programs and services have enabled us to deliver effective drug trend management for our clients and offer a portfolio of initiatives designed to improve the quality of care for members. Our services focus on:
•	Providing high quality clinical care to members with chronic and complex conditions through access to Medco Specialist Pharmacists, located in Medco Therapeutic Resource Centers®, who have expertise in the medications used to treat specific chronic conditions.
•	Effectively managing drug utilization, a key factor in reducing drug trend, through a wide range of trend management tools, including drug utilization review programs and rules governing the conditions under which drugs are covered, according to the requirements established by our clients.
•	Providing customized plan design, partnering with clients to create innovative solutions, and delivering solutions with speed and accuracy. We offer ongoing consulting services and model clinical and financial outcomes for clients based on a broad range of plan design and formulary choices.
•	Providing a flexible array of Medicare Part D Prescription Drug Program (“Medicare Part D”) products to support our clients’ unique PDP, to facilitate benefits in a retiree drug subsidy environment and with Employer Group Waiver Programs, or to serve individual Medicare-eligible consumers nationwide through our own PDP offerings.
•	Offering a broad base of specialty medicines at competitive prices, and with a comprehensive service model designed to ensure patient safety, product integrity, and proper drug administration.
•	Offering the cost-saving and clinical advantages of mail order to our clients.
•	Actively identifying opportunities to increase the use of lower-cost generic drugs as alternatives to brand-name medicines.

•	Enhancing formulary compliance through physician, client and member communications and education programs, including therapeutic brand-to-“preferred-brand” interchange and step therapy programs. The use of multi-tiered co-payment and other cost-sharing payment structures, and the increased use of mail order further enhance formulary compliance.

•	Developing and publishing scientific evidence to guide the safe, effective and affordable use of medicines.
In 2011, we administered 757 million prescriptions or 981 million adjusted prescriptions (adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions) recorded net revenues of $70 billion and net income of $1.5 billion; and reported earnings before interest income/expense, taxes, depreciation and amortization, or EBITDA, of over $3 billion. See Part II, Item 6, “Selected Financial Data,” of this Annual Report on Form 10-K for a definition and calculation of EBITDA and EBITDA per adjusted prescription.
We have two reportable segments, Pharmacy Benefit Management and Specialty Pharmacy. Business segment information and geographic financial information is set forth in Part II, Items 7, 7A and 8 (Note 13, “Segment and Geographic Data” to our audited consolidated financial statements) of this Annual Report on Form 10-K.
When we use “Medco,” the “Company,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order,” we mean inventory dispensed through Medco’s mail-order pharmacy operations.
Agreement and Plan of Merger with Express Scripts, Inc.
On July 20, 2011, we entered into a definitive Merger Agreement with Express Scripts, Inc. (“Express Scripts”) and certain of its subsidiaries (as amended on November 7, 2011 by Amendment No. 1 thereto, the “Merger Agreement”) providing for the combination of Express Scripts and Medco under a new holding company, New Express Scripts. As a result of the transactions contemplated by the Merger Agreement, former Medco shareholders and Express Scripts shareholders will own stock in New Express Scripts. Subject to the terms and conditions set forth in the Merger Agreement, upon the closing of the transaction, each share of Medco common stock will be converted into the right to receive $28.80 in cash and 0.81 shares of New Express Scripts. Upon closing of the transaction, Express Scripts’ shareholders are expected to own approximately 59% of the combined company and Medco’s shareholders are expected to own approximately 41%. The transaction is expected to close in the first half of 2012. The merger is subject to regulatory clearance and other customary closing conditions. The shareholders approved the merger on December 21, 2011. Currently, Express Scripts and Medco are independent companies, and they will continue to be managed and operated as such until the completion of the pending merger.
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
Business Strategy
Our business strategy is guided by our quest to leverage the power of pharmacy to reform the way healthcare is delivered—lowering costs and improving outcomes. We believe we have unique clinical and technological competitive advantages that enable us to deliver enhanced services to clients and members, and effectively manage drug trend, ultimately reducing the total cost of healthcare. These advantages include our automated mail-order pharmacy capability; our specialty pharmacy; our specialized Therapeutic Resource Centers®; our investments in other systems and technologies; our extensive value-added programs and services offerings; our ability to generate significant discounts and rebates that translate into client and member savings; the cost-saving potential from our comprehensive generic substitution programs; and our research capabilities through UBC and the Medco Research Institute®. See “—Products and Services—Research Services” below for more information on UBC and the Medco Research Institute®.
Our business strategy includes a financial focus to deliver earnings growth and build shareholder value through a combination of strategies, including: disciplined selling, general and administrative expense control; managing cash flow generation to redeploy funds internally through investments in the business; managing debt levels; driving improvements in return on invested capital; and expanding service revenues. Our net income is driven by our ability to generate favorable discounts on generic prescription drugs dispensed from our mail-order pharmacies; earn discounts and rebates on brand-name drugs; negotiate competitive client pricing, including rebate sharing terms; earn administrative fees and price discounts, as well as negotiate favorable retail pharmacy reimbursement rates; provide competitively priced specialty pharmacy products and services; and deliver highly differentiated and innovative services in a cost-efficient manner.

Medco’s strategy for continued success and profitability includes the following key growth drivers and other business initiatives:
Key Growth Drivers
•	New Business and Renewals: Retaining existing clients and winning new clients by profitably providing quality service, engaging members, leveraging technology and delivering new products and services, all of which deliver value to our clients and members and are critical to our business strategy.
•	Generics: Optimizing the value of generics in light of significant brand-name patent expirations expected over the next several years, and continued development of programs designed to further reduce the cost of prescription healthcare.
•	Mail Order: Maximizing the mail-order prescription opportunity for patients with chronic and complex diseases through enhanced communication and plan design.
•	Specialty Pharmacy: Expanding our specialty pharmacy model by providing new and creative services that reduce drug cost, simplify the administrative process, and further enhance patient safety and convenience, including home-based and ambulatory specialty infusion services.
•	Solutions for Seniors: Developing innovative and flexible approaches that assist our health plan and employer clients in successfully managing a range of opportunities available to seniors through Medicare Part D and other retiree programs.
•	Services to Pharmaceutical Companies: Expanding the array of services we provide to pharmaceutical companies, such as our capabilities to provide Risk Evaluation and Mitigation strategies for biotechnology and other pharmaceutical drugs.
•	Clinical Innovation: Executing a next-generation clinical strategy that is designed to establish a new benchmark for pharmacy healthcare by engaging members and modeling behaviors to improve clinical outcomes and reduce costs. Through our Medco Therapeutic Resource Centers®, Medco Specialist Pharmacists — who have expertise in the medications used to treat certain chronic conditions—help achieve better clinical outcomes for patients with chronic and complex conditions by closing gaps in care. We also have an expanded and global capability to participate in safety, economic evaluation, outcomes and personalized medicine research for the benefit of all stakeholders in healthcare. In addition, we provide guidance and decision support for genomic medicine to patients, providers, payors and employees.
•	Pioneering Research: Personalizing medicine represents an opportunity to enhance our clinical programs by identifying a patient’s genetic profile through laboratory testing, which guides prescribing physicians to more accurately and quickly select the best medicine and the most appropriate dose optimized to an individual’s unique genotype, improving health outcomes and reducing overall healthcare costs.
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
Our advanced information technologies allow our professionals to design with clients the plan structure that best meets the clients’ benefit cost objectives, while providing an optimized benefit to members of the clients’ plans. Recognizing the diverse plan design and administrative needs of different payors, our account teams are organized by industry-specific customer groups designed to ensure that we provide customized solutions that satisfy the distinctive needs of our clients and their respective membership. As an integral part of our consultative approach, our account teams use proprietary software tools that we have developed to model the effects of different plan designs based on historical data, including Medco’s EXPERxT Advisor®, an automated tool that provides real-time plan design modeling capability for our clients. Clients can use these models to judge the impact of specific plan design elements before they are implemented.
Clinical Management
We also offer clinically-based programs that identify drug waste representing unnecessary prescription use and potential abuse related to particular categories of questionable drug claims. We capitalize on our clinical expertise and advanced information technology infrastructure to help reduce client costs for prescription drugs in a medically appropriate manner, while striving to improve safety and the quality of care for members. We do this primarily by delivering evidence-based clinical programs and services to our commercial clients based on clinical rationale reviewed by the independent Pharmacy and Therapeutics Committee.
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
Mail-Order Service. The Medco Pharmacy®, our mail-order service, is the industry’s largest pharmacy based on the number of prescriptions dispensed. In 2011, the Medco Pharmacy® filled 113 million prescriptions. Mail order is most appropriate for chronic and complex maintenance medications. Typically, mail order reduces costs for clients as a result of Medco’s purchasing scale, high levels of automation and efficiency, increased generic dispensing and higher rebates through enhanced formulary compliance. Many members prefer mail order for maintenance medications because they can receive up to a 90-day supply instead of the commonly dispensed 30-day supply at most retail pharmacies. Members also benefit from generally lower co-payments at mail order and the convenience of receiving their prescriptions delivered to their home. Members can place first-fill, refill and renewal orders through the mail or they can request refill or renewal orders easily online through our member website, medco.com®, or our integrated voice-response phone system. Additionally, physicians can fax first-fill prescriptions to the Medco Pharmacy® or use point-of-care or e-prescribing technologies.
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
Retail Pharmacy Networks. We have contractual relationships covering over 60,000 independent and chain retail pharmacies that have agreed to participate in one or more of our retail networks. A network offers members access to a choice of pharmacies, while providing clients with contracted discount rates that we negotiate with retail pharmacies. In general, these rates for brand-name drugs are at a discount to the average wholesale price of the drug, which is the current standard pricing unit used in the industry. In addition, we determine a maximum allowable cost for most generic drugs. Our retail pharmacy network agreements also include professional dispensing fees paid to the retail pharmacy. Clients generally select a retail pharmacy network based on the number and location of pharmacies in the network and the competitiveness of the discounts that the network offers. Pharmacies in a network also agree to follow our policies and procedures designed to enhance specific performance standards regarding patient safety and service levels.
Specialty Pharmacy Management. Accredo Health Group provides an enhanced level of care and therapy management services to patients taking specialty medicines to treat complex or chronic conditions. Accredo Health Group focuses on dispensing infused, injectable, inhaled, and oral drugs that require a higher level of patient services and support compared to what typically is available from traditional pharmacies. Many specialty drugs have FDA safety and monitoring requirements. Accredo Health Group’s therapy teams may include specialty-trained pharmacists, registered nurses and patient service representatives. Our patients receive counseling and education services that include, but are not limited to, training on how to self-administer specialty pharmacy medications, advice on how to manage potential side-effects, and continuous 24-hour a day access to clinical resources that assist patients in managing critical aspects of care. Accredo Health Group dispenses specialty medications directly to the patient, the patient’s physician, or an infusion center with packaging and temperature-controlled handling and shipping as appropriate to maintain product integrity. The shipment may contain ancillary supplies required for administration. A majority of products are dispensed and shipped from three specialty pharmacy facilities. Accredo Health Group also maintains branch and infusion pharmacies across the United States. In some therapies, Accredo Health Group provides administration devices, supplies and home nursing services.
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
Web-based Services
Our web-based services have been recognized as the most advanced and comprehensive in the PBM industry. Not only do we offer what we believe is the industry’s leading consumer website for members, we also offer sites for clients and retail pharmacists that provide interactive tools aimed at improving compliance with plan goals, simplifying benefit administration, and providing critical benefit and medical information. Our web-based prescription savings program tool called My Rx Choices® is a complimentary program that provides members with available lower-cost options to the medications they take on an ongoing basis in order to help them save on prescription drug costs. The program provides members with greater transparency around their benefits and facilitates more informed patient-physician dialogue, and is designed to lead to lower costs for our clients and their members.
Member-Oriented Web Services. Our member website capabilities allow members to self-manage their prescription benefits, while encouraging the use of safe, effective therapies that comply with their plan’s provisions. These services include an online alert function to its member website capability that informs members taking maintenance medications who are registered on medco.com® of gaps in care that could harm their health, and enable them to take action to help close those gaps. Closing these gaps can help clients and members avoid significant preventable healthcare costs due to avoidable hospitalizations and emergency room visits. In 2011, Medco introduced the Medco Pharmacy™ mobile application, designed to lower costs for both clients and members and offer another convenient way for members to manage their prescription benefit program. Our member website, medco.com®, was the first Web pharmacy site to be certified by the National Association of Boards of Pharmacy.
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
Research Services
In 2009, we established the Medco Research Institute®, a subsidiary that coordinates, extends and amplifies Medco’s research initiatives by evaluating and demonstrating the effectiveness of new and existing clinical interventions. Its research and development activities are designed to translate scientific findings into clinical practice through services offered by Medco to benefit Medco’s clients and members. The Medco Research Institute® also works collaboratively with outside entities, including academic organizations, diagnostic companies and, in certain cases, the pharma- and biopharmaceutical industries, and, as part of its operations, maintains certified laboratory capabilities.
Services to Pharmaceutical Companies
We expanded our suite of services provided to pharmaceutical companies with the acquisition of UBC in September 2010. UBC is a leader in serving life sciences industry clients and is focused on developing scientific evidence to guide the safe, effective and affordable use of medicines. UBC also provides services and technologies which seek to improve the efficiency, accuracy and integrity of clinical development processes. UBC’s services include evidence generation in peri- and post-approval product development, safety and risk management, health economics, outcomes research, value/payor research, medical publications, scientific communications, clinical investigator training, data quality support and trial automation services. Through UBC, Medco now has the capability to conduct Risk Evaluation and Mitigation Strategies research and analysis with respect to safety and economics outcomes for biotechnology and other pharmaceutical drugs. Revenues from data analytics and research associated with UBC are reflected as a component of service revenues in our consolidated statements of income.
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
Retail Pharmacies. We have contractual relationships covering over 60,000 independent and chain retail pharmacies that have agreed to participate in one or more of our retail networks. See “—Products and Services—Retail Pharmacy Networks” above for more information.
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
Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; health plans; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. Our largest client, UnitedHealth Group Incorporated (“UnitedHealth Group”), represented approximately $11,700 million or 17% of our net revenues during 2011. On July 21, 2011, we announced that our pharmacy benefit services agreement with UnitedHealth Group would not be renewed, although we will continue to provide service under the current agreement until it expires on December 31, 2012. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for the fiscal year ended December 31, 2011. None of our other clients individually represented more than 10% of our net revenues in 2011, 2010 or 2009. For the fiscal year ended December 31, 2011, our ten largest clients based on revenue, including UnitedHealth Group, accounted for approximately 46% of our net revenues. In addition to UnitedHealth Group, other top 10 clients representing approximately 13% of our net revenues did not renew for 2012 as a result of acquisitions by competitors or transitioning in the normal course of business.
Mail-Order Inventory Suppliers
We maintain inventory in our mail-order pharmacies primarily consisting of a broad range of brand-name, generic and specialty pharmaceuticals. If a drug is not in our inventory, we can generally obtain it from a supplier within one or two business days. We purchase our pharmaceuticals either from our primary wholesaler, AmerisourceBergen Corporation, which accounted for approximately 63% of our overall 2011 drug purchases, or directly from pharmaceutical manufacturers. Most of the purchases from our primary wholesaler were for brand-name drugs. Specialty and generic drugs are generally purchased directly from manufacturers. We believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available, except to the extent that brand-name drugs are available to the market exclusively through the manufacturer.
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
Competition
Competition among providers of healthcare services in the markets we serve is intense. We compete primarily on the basis of our ability to design and administer innovative programs and services that provide a flexible, high quality prescription drug benefit management offering to our clients and their members at competitive pricing to the plan sponsor. We believe the following factors are critical to our ongoing competitiveness:
•	Quality and breadth of clinical services designed to provide a high level of care and compliance. We also have the ability to differentiate ourselves in the marketplace with our innovative member engagement model, which includes the specialized practice of pharmacy and services accessed through Medco Therapeutic Resource Centers®, our initiatives in the field of personalized medicine and the innovative Medco Research Institute®. Collectively, these programs and initiatives are designed to improve clinical outcomes and reduce the total cost of healthcare for plan sponsors;

•	Ability to effectively provide innovative plan designs focused on the specific and changing needs of clients, patients and other payors, as well as effectively administer new programs, such as those associated with Medicare Part D;

•	Broad capabilities, and regional and national scale to provide a fully integrated prescription drug benefit model, including effective mail order, retail access, specialty pharmacy, and customer service;
•	Proven history in effectively managing drug trend, including the ability to negotiate favorable discounts from pharmaceutical manufacturers and retail pharmacies, rebates from brand-name pharmaceutical manufacturers, and the ability to encourage the use of lower cost generics, all of which return value to the plan sponsor;
•	Capabilities in developing scientific evidence to guide the safe, effective and affordable use of medicines, through a variety of post-approval research activities, including safety and risk management, and health economics and outcomes research, all provided by UBC;
•	Use of technology to deliver information and services to clients and members and create an agile enterprise; and
•	Financial condition.
We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, health plans, large retail pharmacy chains, large retail stores and supermarkets with in-store pharmacy operations and Web pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller entities in niche markets. We have entered into a definitive Merger Agreement with Express Scripts. Our other main competitors include Aetna Inc., Catalyst Health Solutions, Inc., CIGNA Corporation, CVS Caremark Corporation, Humana Inc., Prime Therapeutics LLC, SXC Health Solutions Corp., Target Corporation, UnitedHealth Group and Wal-Mart Stores, Inc.
Consolidation of client entities within the markets we serve, as well as the consolidation of our competitors or suppliers, could impair our ability to attract and retain clients. We believe, however, that our efficient and integrated business model, differentiating clinical programs, innovative services and the alignment of our business model with the demands of clients and members, will enable us to compete effectively. We also believe that these capabilities will be enhanced by our pending merger with Express Scripts.
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

Our Compliance and Ethics Program supports a broad set of standards of business conduct designed to reduce the prospect of criminal and other improper conduct and to promote compliance with federal and state laws and regulations, including statutes, regulations and written directives of Medicare, Medicaid and all other federal and state programs in which we participate. These standards are embodied in our Code of Conduct, Conflict of Interest policy, Use and Disclosure of Individual Health Information policy and our Standards of Business Conduct, which provide information about the Compliance and Ethics Program and summarize key policies. We train our employees and contingent workers regarding the specific rules, regulations, policies and procedures that must be followed. In addition, our Compliance and Ethics Program encourages adherence to business unit and departmental procedures created to effect safe and efficient delivery of our products and services while operating our business within a compliant environment.
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
Employees are encouraged to raise concerns about improper, illegal, or unethical conduct, as well as specific instances of non-compliance. Our Compliance and Ethics Office is an available resource, either directly or via telephone through our Compliance and Ethics Line, for all employees to report compliance concerns or to raise questions about any business practices. Other reporting mechanisms are also available. Once raised, we immediately review, investigate, and resolve all concerns about non-compliant behavior and report them through the Corporate Compliance Officer in a consolidated presentation to the Corporate Compliance Committee and the Audit Committee of the Board of Directors.
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

Among the federal and state laws and regulations that affect aspects of our business are the following:
Regulation of Our Pharmacy, Nursing, Home Health Agency, and Laboratory Operations. Our mail-order pharmacies deliver prescription drugs and supplies to individuals in all 50 states and Puerto Rico. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Each of our dispensing pharmacies, prescription processing centers and call center pharmacies must be licensed in the state in which it is located. In some of the states where our dispensing pharmacies are located, state regulations require compliance with standards promulgated by the United States Pharmacopeia (“USP”). The USP creates standards in the packaging, storage and shipping of pharmaceuticals. Also, many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy or similar regulatory body. In addition, some states have proposed laws to regulate online pharmacies, and we may be subject to this legislation if it is passed. Furthermore, certain of our pharmacies that dispense durable medical equipment items, such as infusion pumps, and that bear a federal legend requiring dispensing pursuant to a prescription, are also regulated by applicable state and federal durable medical equipment laws. Accredo Health Group also operates wholesale pharmacy operations, which are subject to state licensure.
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
Proposals for Direct Regulation of PBMs. Legislation directly regulating PBM activities in a comprehensive manner has been introduced in a number of states. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. If enacted in a state in a form that is applicable to the operations we conduct there, this type of legislation could materially adversely impact us. Maine and the District of Columbia had each enacted a statute imposing fiduciary and disclosure obligations on PBMs, although a court has ruled that certain provisions of the District of Columbia law are unconstitutional and cannot be enforced, and in 2011, the Maine law was repealed by the Maine legislature. Other states, including Maryland, have enacted PBM regulation laws that differ from the Maine and District of Columbia laws, and are generally less onerous.
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
In addition, we anticipate that the DOL will issue proposed regulations under the provisions of ERISA that regulate plan contracts with service providers, including PBMs. The DOL has held hearings on these issues and related regulations previously proposed have been withdrawn. In recently issued final fee disclosure regulations relating to retirement plan service providers, the DOL has reserved space for anticipated welfare plan service provider regulations and again indicated that it continues to explore regulations that could impact PBMs. As a result, we are not yet able to assess the impact on our business. We will comply with the regulations when they are finalized.
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
The Ethics in Patient Referrals Law (Stark Law). Federal law prohibits physicians from making a referral for certain health items or services for Medicare patients if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid. Many states have adopted laws similar to the Stark Law, which restrict the ability of physicians to refer patients to entities with which they have a financial relationship.
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
Regulation Relating to Data Transmission and Confidentiality of Patient Identifiable Information. Dispensing of prescriptions and management of prescription drug benefits require the ability to utilize patient-specific information. Government regulation of the use of patient identifiable information has grown substantially over the past several years. At the federal level, Congress enacted the Health

Insurance Portability and Accountability Act of 1996, or HIPAA, and the Department of Health and Human Services, or HHS, has adopted extensive regulation, governing the transmission, use and disclosure of health information by all participants in healthcare delivery, including physicians, hospitals, insurers and other payors (“Privacy Standards”). Our pharmacy operations are covered entities under the Privacy Standards and are directly subject to these requirements. In our role as a manager of the prescription benefit, we are a business associate of health plan clients, which are covered entities subject to the Privacy Standards. In February 2009, the American Recovery and Reinvestment Act of 2009 (P.L. 111-16) was signed into law, which includes several changes to the HIPAA privacy and security rules, including an increase in penalties for HIPAA violations and making business associates directly subject to the Privacy Standards. Additional legislation has been proposed in Congress to further regulate use, disclosure and Web activity involving personal information, including health information. In addition, many states have passed or are considering laws addressing the use and disclosure of health information. These proposals vary widely, some relating to only certain types of information, others to only certain uses, and yet others to only certain types of entities. Also, Medco has begun to expand into other countries which have additional and potentially more stringent requirements, such as those applicable in the European Union nations, on the retention, use, transmission or disclosure of personally identifiable information. These laws and regulations have a significant impact on our operations, products and services, and compliance with them is a major operational requirement. Regulations and legislation that severely restrict or prohibit our use of patient identifiable information could materially adversely affect our business.
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
•	Formulary Restrictions. A number of states have enacted laws that regulate the establishment of formularies by insurers, Health Maintenance Organizations (“HMOs”) and other third-party payors. These laws relate to the development, review and update of formularies; the role and composition of pharmacy and therapeutics committees; the availability of formulary listings; the disclosure of formulary information to health plan members; and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where the non-preferred drugs are medically necessary and the formulary drugs are determined to be inappropriate. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan clients.
•	Industry Standards for PBM, Pharmacy, and Home Health Functions. The National Committee on Quality Assurance, the American Accreditation Healthcare Commission, known as URAC, the Joint Commission on Accreditation of Healthcare Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by PBMs and specialty pharmacies, including mail order, formulary, drug utilization management, specialty pharmacy and nursing care. While the actions of these bodies do not have the force of law, PBMs and many clients using PBM services seek certification from them, as do other third parties with which our subsidiaries may contract for services. These bodies may influence the federal government or states to adopt requirements or model acts that they promulgate. The federal government and some states incorporate accreditation standards of these bodies, as well as the standards of the National Association of Insurance Commissioners and the National Association of Boards of Pharmacy, into their drug utilization review regulation. Future initiatives of these bodies are uncertain, and resulting standards or legislation could impose restrictions on us or our clients in a manner that could significantly impact our business.

•	Healthcare-Related Legislation. Currently, Congress is considering a variety of healthcare-related legislation and amendments to the healthcare reform enacted in 2010 that may affect both PBMs and our clients. The results of these efforts are uncertain, and we are evaluating appropriate actions if such legislation were to be enacted.
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
Relative to our diabetes testing supplies business, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) Competitive Bid Program (the “Program”) provides for a phased-in program for competitive bidding on certain durable medical equipment items, including mail-order diabetes testing supplies. In July 2010, as part of the Program, CMS announced new single payment amounts for diabetes testing supplies, which averaged 56% off the current fee schedule amounts for such supplies under Round 1, impacting a limited number of geographic areas. A bid under our Liberty brand was not aligned with these single payment amounts. In November 2010, CMS announced the names of the winners for Round 1, where reimbursement rates became effective January 2011 for the limited number of geographic areas. Although Liberty is not a contracted supplier in the competitively bid areas, Round 1 of the Program affects fewer than 7% of Liberty’s base membership. Moreover, Congressional action has provided CMS with additional authority to use pricing information gathered during the Program for purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. On November 30, 2011, CMS announced the parameters relating to a national mail-order competitive bid program. The 60-day bidding window began on January 30, 2012, and runs until March 30, 2012. While CMS implementation of a national mail-order competitive bid program is not expected until at least 2013, if such a program is implemented and depending upon the level of reduction in reimbursement rates of the final bid program, our operating results could be negatively affected.
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
Medco’s insurance subsidiaries have been approved by CMS to participate in the Medicare Part D program as a national PDP sponsor, and Medco subsidiary pharmacies may also be providers of prescription drugs and diabetes supplies to those of our patients who are covered under Medicare Part B. In addition, we have been supporting a significant number of Medco clients who have elected to continue to offer a prescription drug benefit to their Medicare retirees as primary coverage outside of the Medicare Part D benefit and receive a government subsidy. Furthermore, we support our clients with their Medicare Advantage programs that now include the Medicare Part D benefit, and with their PDP programs as the pharmacy benefit manager.

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
Employees
As of year-end 2011, we had approximately 22,100 full-time employees and approximately 1,100 part-time employees, for a total of 23,200 employees worldwide. Approximately 26% of these employees are represented by labor organizations. Approximately 21% of employees are subject to the terms of 14 collective bargaining agreements, each of which has separate expiration dates and terms, with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO (American Federation of Labor — Congress of Industrial Organizations) (USW); approximately 1.0% are represented by the independent union, Association of Managed Care Pharmacists (AMCP); 0.5% are represented by the Guild for Professional Pharmacists; 0.5% are represented by the International Union of Operating Engineers, AFL-CIO (IUOE); and 2.5% are represented by the Retail, Wholesale and Department Store Union, United Food and Commercial Workers (RWDSU, UFCW). Collective bargaining agreements covering these employees expire at various dates through December 2014. Six collective bargaining agreements with various labor organizations will expire during 2012. We consider our relations with our employees and their unions to be good. Employees of our wholly-owned subsidiary, Europa Apotheek Venlo B.V., based in the Netherlands, are covered by a Works Council.

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
We have entered into the Merger Agreement with Express Scripts. Express Scripts and the Company may be unable to obtain regulatory approvals required for the mergers contemplated by the Merger Agreement (collectively, “the Merger”) or may be required to accept conditions that could reduce the anticipated benefits of the Merger as a condition to obtaining regulatory approvals; the length of time necessary to consummate the proposed Merger may be longer than anticipated; a condition to closing of the Merger may not be satisfied; problems may arise in successfully integrating the businesses of Express Scripts and the Company; Express Scripts may be unable to realize the synergies expected from the Merger; the Merger may involve unexpected costs; the businesses may suffer as a result of uncertainty surrounding the proposed Merger and the industry may be subject to future risks that are described elsewhere in this Annual Report on Form 10-K and in other Securities and Exchange Commission (“SEC”) reports filed by Express Scripts and the Company.

On July 20, 2011, we entered into the Merger Agreement with Express Scripts. Our ability to complete the proposed Merger is subject to risks and uncertainties, including, but not limited to, the risk that Express Scripts and the Company may be unable to obtain regulatory approvals required for the Merger contemplated by the Merger Agreement or may be required to accept conditions that could reduce the anticipated benefits of the Merger as a condition to obtaining regulatory approvals; the risk that the length of time necessary to consummate the proposed Merger may be longer than anticipated; and the risk that a condition to closing of the Merger may not be satisfied. In addition, problems may arise in successfully integrating the businesses of Express Scripts and the Company. For example: Express Scripts may be unable to realize the synergies expected from the Merger, the Merger may involve unexpected costs, the businesses may suffer as a result of uncertainty surrounding the proposed Merger and the industry may be subject to future risks that are described elsewhere in this Annual Report on Form 10-K and in other SEC reports filed by Express Scripts and the Company.
The shareholders approved the Merger on December 21, 2011. Completion of the Merger also requires certain regulatory approvals, which remain pending as of the date of this Annual Report on Form 10-K. Current employees may experience uncertainty about their post-Merger roles with Express Scripts. This may materially adversely affect the ability of the Company to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Express Scripts following the Merger. Accordingly, we may not be able to attract or retain key employees to the same extent as we have in the past. Further, diversion of attention from ongoing operations on the part of management and employees could adversely affect our customers, suppliers and other parties with whom we have relationships. While the Merger is pending, customers and strategic partners may delay or defer decisions to use the Company’s services, which could adversely affect our revenues and earnings, as well as the market price of our common shares.
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
Competition among providers of healthcare services in the markets we serve is intense. We compete with a wide variety of market participants, including national, regional and local PBMs, Blue Cross/Blue Shield plans, insurance companies, health plans, large retail pharmacy chains, large retail stores and supermarkets with in-store pharmacy operations and Web pharmacies. Our competitors include many profitable and well-established companies that have significant financial, marketing and other resources. Some of our specialty pharmacy and clinical service offerings compete with similar services provided by smaller entities in niche markets. We have entered into a definitive Merger Agreement with Express Scripts. Our other main competitors include Aetna Inc., Catalyst Health Solutions, Inc., CIGNA Corporation, CVS Caremark Corporation, Humana Inc., Prime Therapeutics LLC, SXC Health Solutions Corp., Target Corporation, UnitedHealth Group Incorporated (“UnitedHealth Group”) and Wal-Mart Stores, Inc.
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

Part of our ability to remain profitably competitive in winning and retaining business relies on our ability to secure competitive retail pharmacy reimbursement rates. Decreased competition among retail pharmacies may impact our ability to achieve competitive rates from retail pharmacies.
Consolidation of client entities within the markets we serve, as well as the consolidation of our competitors, or suppliers could impair our ability to attract and retain clients.
The failure to retain our key clients and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues, harm to our reputation and decreased profitability.
Our largest client, UnitedHealth Group, represented approximately $11,700 million, or 17%, of our net revenues during 2011. Although none of our other clients individually represented more than 10% of our net revenues in 2011, our top 10 clients as of December 31, 2011, including UnitedHealth Group, represented approximately 46% of our net revenues during 2011.
On July 21, 2011, we announced that our pharmacy benefit services agreement with UnitedHealth Group would not be renewed, although we will continue to provide services under the current agreement until it expires on December 31, 2012. In addition to UnitedHealth Group, other top 10 clients representing approximately 13% of our net revenues did not renew for 2012 as a result of acquisitions by competitors or transitioning in the normal course of business. If we are not able to replace this lost business by generating new sales with comparable operating margins or successfully executing other corporate strategies, our revenues and results of operations could suffer. Any further loss of one or more of our large clients could result in declines in revenues unless replaced with new business and lead to a negative reaction in the investment community or otherwise cause harm to our reputation, resulting in stock price declines or other adverse effects.
In addition, although we believe our current liquidity and prospects for strong cash flows from operations, including effective working capital management, assist in limiting the effects on our business from current economic factors, our business may not be immune to the general risks and uncertainties affecting many other companies, such as overall U.S. and non-U.S. economic and industry conditions, global economic slowdown or geopolitical events. Our revenues and results of operations could suffer, for example, if employers drop healthcare coverage for some or all of their employees, including retirees, as a result of weakness in the economy, changes in law, or rising costs.
Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability.
During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including prescription drug costs, are underway at the federal and state government levels. The Patient Protection and Affordable Care Act enacted on March 23, 2010 (“healthcare reform legislation”), along with associated proposed, interim final and final rule-making, may have an adverse impact on our business. For example, the federal Retiree Drug Subsidy is less valuable to our clients due to the change in tax treatment of the subsidy. As a result, our clients may choose to drop or limit retiree prescription drug coverage. Further, private plan sponsors may react to the new laws and the uncertainty surrounding them by reducing, foregoing or delaying the purchase of our PBM services. We cannot accurately predict the complete impact of healthcare reform legislation, but it could lead to a decreased demand for our services and other outcomes that could adversely impact our business and financial results.
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

If we are not successful in the continued execution of our retiree strategy, including the potential loss of Medicare Part D-eligible members, our business and financial results could be adversely impacted.
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
Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program, as well as our overall retiree strategy may have an adverse effect on our financial position, results of operations or cash flows. Pending legislation, if passed, along with associated rule-making could also have a financial impact on our CMS-approved PDP. For a description of this risk, see "—Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for our services or to reduced profitability.”
If we, or our suppliers or service providers fail to comply with complex and evolving laws and regulations domestically and internationally, we could suffer penalties, be required to pay substantial damages and/or make significant changes to our operations.
We are subject to numerous foreign and domestic, federal and state regulations. If we or our suppliers fail to comply with existing or future applicable domestic and international laws and regulations, we could suffer civil or criminal penalties or other damages, including the loss of our licenses to operate our mail-order pharmacies, and our ability to participate in foreign and domestic, federal and state healthcare programs. As a consequence of the severe penalties we may face, we must devote significant operational and managerial resources to comply with these laws and regulations. Although we believe we and our suppliers are substantially compliant with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies related to these laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make significant changes to our operations. Currently, the government is conducting numerous, and often overlapping audits on pharmacies and suppliers of products to Medicare and Medicaid members, as well as audits of entities contracting with the Centers for Medicare & Medicaid Services (“CMS”) under the Medicare Part D program. Accredo Health Group and Liberty are subject to such audits and face or may face recoupment demands which may result in the payment or offset of prior reimbursement from the government. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or ensure we will be able to obtain or maintain the regulatory approvals required to operate our business. Our international business is also susceptible to a changing political and regulatory landscape. Changes in laws or interpretations in countries in which we operate may impair our ability to serve these customers and adversely impact the financial condition, liquidity and operating results of our international operations.
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
If we do not continue to earn and retain purchase discounts, rebates and service fees from manufacturers at current levels, or maintain productive relationships with the constituents in our retail networks, our gross margins may decline.
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
Additionally, we have contractual relationships covering over 60,000 independent and chain retail pharmacies that participate in one or more of our retail networks. If we are not successful in maintaining productive relationships with the constituents in our retail networks, our business, financial condition, liquidity and operating results could be adversely impacted.
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
Many of our products and services rely on our ability to use patient identifiable information. In addition to electronically reviewing hundreds of millions of prescriptions each year, we collect and process confidential information through many of our programs and alliances, including RationalMed® and point-of-care initiatives. There is currently substantial regulation at the federal and state levels addressing the use and disclosure of patient identifiable medical and other information. Failure to comply with standards issued pursuant to state or federal statutes or regulations may result in criminal penalties and civil sanctions. See Item 1, “Business — Government Regulation,” above. These and future regulations and legislation severely restricting or prohibiting our use of patient identifiable medical and other information could limit our ability to use information critical to the operation of our business. If we violate a patient’s privacy or are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for significant damages, fines or penalties and suffer reputational harm.
Our Specialty Pharmacy business is dependent on our relationships with a limited number of pharmaceutical and biotechnology suppliers. As such, the loss of one or more of these relationships, or limitations on our ability to provide services to these suppliers, could significantly impact our ability to sustain and/or improve our financial performance.
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
Our Specialty Pharmacy segment focuses on the delivery of chronic and complex medications that are expensive and serve relatively small patient populations. Due to the limited patient populations utilizing the drugs our Specialty Pharmacy business handles, our future growth relies in part on expanding our base of drugs or penetration in drug categories, or disease states such as oncology. Further, a loss of patients, a reduction in demand for any reason for the drugs we currently dispense or a decrease in new specialty medications brought to market could have a material adverse effect on our business, financial condition and results of operations.

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
A portion of our Accredo Health Group revenues and the majority of our Liberty revenues are tied to the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues and profits to the extent we are unable to generate a corresponding reduction in the cost of such products. Additionally, our profits could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts, and due to potential budget limitations being experienced by many states, we could experience reductions in our Medicaid reimbursement for certain drugs dispensed by our specialty pharmacies under our Accredo brand.
Specifically in regard to our revenues and profits associated with our diabetes testing supplies business, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) Competitive Bid Program (the “Program”), provides for a phased-in program for competitive bidding of certain durable medical equipment items, including mail-order diabetes testing supplies. In July 2010, CMS announced new single payment amounts for diabetes testing supplies, which averaged 56% off the current fee schedule amounts for such supplies under Round 1, impacting a limited number of geographic areas. Liberty’s bid was not aligned with these single payment amounts. In November 2010, CMS announced the names of the winners for Round 1, where reimbursement rates became effective January 2011 for the limited number of geographic areas. Although Liberty will not be a contracted supplier in the competitively bid areas, Round 1 of the Program affects fewer than 7% of Liberty’s base membership. On November 30, 2011, CMS announced the parameters relating to a national mail-order competitive bid program. The 60-day bidding window will begin on January 30, 2012, and run until March 30, 2012. While CMS implementation of a national mail-order competitive bid program is not expected until at least 2013, if such a program is implemented and depending upon the level of reduction in reimbursement rates of the final bid program, our operating results could be negatively affected.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products.
We dispense significant volumes of brand-name and generic drugs from our mail-order pharmacies and through networks of retail pharmacies, which are the basis for our net revenues and profitability. When increased safety risk profiles or manufacturing or other supply issues of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or otherwise reduce the numbers of prescriptions for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced global consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers or transition to over-the-counter products. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.
Demand for our clinical research services depends on the willingness of companies in the pharmaceutical and biotechnology industries to continue to outsource clinical development and on our reputation for independent, high-quality scientific research and evidence development.
Our success in providing clinical research services depends on the ability and willingness of companies in the pharmaceutical and biotechnology industries to continue to invest in research and development at rates close to or at historical levels and to otherwise outsource the services we provide. Accordingly, a general downturn in the pharmaceutical or biotechnology industries, a reduction in research and development spending by companies in these industries, including any such reduction as a result of regulatory change, or an expansion of such companies’ in-house development capabilities could materially harm our clinical research service offering. In addition, demand for our clinical research services may be affected by our pharmaceutical and biotechnology customers’ perceptions regarding the pharmaceutical outsourcing industry as a whole. For example, other pharmaceutical outsourcing companies could engage in, conduct or fail to detect malfeasance that could render our customers less willing to do business with us or any pharmaceutical outsourcing company, such as inadequately monitoring sites, producing inaccurate databases or analyses, falsifying patient records, or performing incomplete lab work. If any such event causing industry-wide reputational harm were to occur, even though outside our control, confidence in the industry generally could be impaired and the willingness of pharmaceutical and biotechnology companies to outsource services to organizations that provide clinical research services like ours could diminish.
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

Department of Labor (“DOL”), which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by a PBM where the PBM had not agreed to accept fiduciary responsibility. We have settled the final two lawsuits which claim we are a fiduciary under ERISA. See Note 14, “Commitments and Contingencies — Legal Proceedings,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. If a court were to determine, in litigation brought by a private party or in a proceeding arising out of a position taken by the DOL, that we were a fiduciary in connection with services for which we had not agreed to accept fiduciary responsibility, we could potentially be subject to claims for breaching fiduciary duties and/or entering into certain “prohibited transactions” that could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Legislation may lead to changes in the pricing for Medicare and Medicaid programs. See Item 1, “Business—Government Regulation—Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Drug Benefit Plans and Reimbursement for Durable Medical Equipment,”included in this Annual Report on Form 10-K. At least one Medicaid program has adopted, and other Medicaid programs, some states and some commercial payors may adopt, those aspects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173) or the Deficit Reduction Act of 2005 (P.L. 109-171) that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of alternative pricing sources, such as Average Sales Price (“ASP”), Average Manufacturer’s Price (“AMP”), Wholesale Acquisition Cost (“WAC”), or other alternative pricing in lieu of AWP as the measure for determining reimbursement by state Medicaid programs for the drugs sold in our Specialty Pharmacy business, could materially reduce the revenue and gross margins of this business.
We are subject to a corporate integrity agreement and noncompliance may impede our ability to conduct business with the federal government.
As part of a civil settlement with the Department of Justice (“DOJ”) and other federal government agencies, in October 2006, Medco entered into a five-year corporate integrity agreement with the United States Department of Health and Human Services’ Office of the Inspector General (“OIG”) and the U.S. Office of Personnel Management Office of the Inspector General. The agreement is designed to ensure that Medco’s compliance program meets certain requirements. The agreement provides for, among other things, that Medco continue to have a Compliance Officer, a Compliance Committee, a Code of Conduct that is disseminated to employees, a toll-free number for employees to report potential violations of Covered Federal Program requirements, written policies and procedures (including the establishment of new databases), regular training for all employees with regard to Medco’s Code of Conduct, and various auditing programs. Failure to comply with the obligations of this corporate integrity agreement could result in debarment from participation in certain federal business arrangements, financial penalties and damage to Medco’s reputation. Currently, we are awaiting notification from the OIG indicating that we have completed all requirements.

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
In addition, as of December 31, 2011, of our total outstanding borrowings of approximately $5.0 billion, $2.2 billion is impacted by variable interest rates. Increases in interest rates on variable rate indebtedness would increase our interest expense and could adversely affect our results of operations.
We may be subject to liability claims for damages and other expenses not covered by insurance.
Our commercial professional liability insurance policies are expected to cover up to $85 million per occurrence and in the aggregate during a policy period. In addition to our commercial professional liability insurance policies, we have a retained liability component requiring certain self-insurance reserves to cover potential claims. We currently process any claims included in self-insured retention levels through a captive insurance company. A successful professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect on our financial condition and results of operations. We believe most of the claims described in Note 14, “Commitments and Contingencies—Legal Proceedings,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, are unlikely to be covered by insurance.
Failure to maintain the security of our technology infrastructure, or information systems, or those of our third party providers could adversely affect our business.
We are dependent on our infrastructure, including our information systems, for many aspects of our business operations. We also rely on third party providers to manage a significant portion of our information systems. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data, and we and our third party providers must maintain our business processes and information systems and the integrity of our confidential information. Although we have developed systems and processes that are designed to protect our systems and business operations against cyber incidents such as security breaches, deliberate disruptive attacks, attempts to gain unauthorized access to systems for improper purposes and unintentional events, failure to protect such systems and information, or the systems of our third party service providers, or to mitigate any such incidents or breaches may adversely affect our operations. Our efforts to secure our systems may require us to incur additional expenditures on technology, personnel and training. In the event we or our third party providers experience cyber security incidents, malfunctions in business processes, breaches of information systems, failure to maintain effective and up-to-date information systems or unauthorized and non-compliant actions by any individual, this could disrupt our business operations or impact patient safety; result in the misuse or disclosure of proprietary or other confidential information, including confidential information of our clients or members; subject us to customer and member disputes; damage our reputation; expose us to risk of loss, litigation or regulatory violations; increase expenses to repair and improve systems; or lead to other adverse consequences.
Significant disruptions to our infrastructure or any of our facilities due to failure of technology or some other catastrophic event could adversely impact our business.

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
We rely on information technology to enhance the efficiency and effectiveness of our operations, to process, transmit, store, access and protect electronic information, to interface with our customers and suppliers, and to record and process financial transactions accurately. We have embarked on a multi-year initiative intended to transform our business and establish a more agile enterprise. This initiative includes upgrades to, and realignment of, our information systems designed to improve business processes and data management across our company by delivering a single set of integrated data, processes and technologies that are scalable and standardized across our operations. The transformation from our existing technology base to our new foundational technology platform will occur in carefully managed stages over a period of approximately three to five years. Management believes the planned system upgrades will further enhance our productivity in operations and prove to be cost-effective. However, we can offer no assurances that these system upgrades will deliver the expected benefits. If our business process improvement initiatives fail, or if we are not successful or experience delays in implementing new systems, training personnel or transitioning data, our ability to improve existing operations, process transactions accurately and efficiently, achieve anticipated cost savings and support future growth could be delayed or not fully realized. In addition, any business disruption that ensues could harm our reputation and result in the loss of customers. Moreover, it is possible the cost to complete the systems conversions may exceed current expectations and that significant costs may be incurred that will require immediate expense recognition. Failure to implement our agile enterprise initiative as planned or the incurrence of costs in excess of expectations could have a material adverse impact on our business, financial condition and results of operations.
We may be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are impaired, or if we shorten intangible asset useful lives.
We have over $2.1 billion of recorded intangible assets, net, on our consolidated balance sheet as of December 31, 2011. For our PBM segment, our intangible assets primarily represent the value of client relationships that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded company in 2003, and to a lesser extent, our acquisitions subsequent to 2003. For our Specialty Pharmacy segment, we have intangible assets recorded primarily from our acquisition of Accredo Health, Incorporated in 2005. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with events such as the loss of significant clients or specialty product manufacturer contracts, changes in the usage of trade names, or when other changes in circumstances indicate the carrying amount may not be recoverable. For our intangible assets, if the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our consolidated statement of income in the amount the carrying value of these assets exceeds the discounted expected future cash flows. In addition, while our intangible assets may not be impaired, the useful lives are subject to continual assessment. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense charged to our consolidated statement of income, which could have a material adverse effect on our earnings.

We also have over $6.9 billion of recorded goodwill on our consolidated balance sheet as of December 31, 2011. Goodwill is assessed for impairment annually for each of our segments’ reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to that reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. We utilize the income approach methodology, which projects future cash flows discounted to present value based on certain assumptions about future operating performance. If we determine that the fair value is less than the book value based on updates to the assumptions, we could be required to record a non-cash impairment charge to our consolidated statement of income, which could have a material adverse effect on our earnings.
We are subject to certain risks associated with our international operations.
We have international operations that conduct business in various countries throughout Europe, North America and Asia. Certain risks are inherent in these international operations, including without limitation: (1) vigorous regulation of the biotechnology and pharmaceutical industries and of the products and services that our companies test or market abroad; (2) difficulty complying with a variety of ever-changing foreign laws and regulations, or United States laws and regulations applicable abroad, some of which may conflict with one another, including but not limited to tax, labor, employment, anti-bribery and privacy and data protection laws; (3) difficulty enforcing agreements, intellectual property rights and collecting receivables through certain foreign legal systems; (4) tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation; (5) complexities of managing a multinational organization; (6) general economic and political conditions or terrorist activities in countries where we operate may have an adverse effect on our operations in those countries; (7) exposure to exchange rate fluctuations; and (8) foreign customers may have longer payment cycles than customers in the United States. If we do not respond adequately to these risks, it could have a material adverse effect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2011, we own or lease 164 facilities throughout the United States and own or lease 18 properties in Europe. We believe our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our existing facilities contain an aggregate of approximately 4,600,000 square feet. Our corporate headquarters office is located in Franklin Lakes, New Jersey and accommodates our executive and corporate functions.
Our PBM mail-order pharmacy operations consist of seven prescription order processing pharmacies that are located throughout the United States, one of which also performs mail-order dispensing, and our three automated dispensing pharmacies in Willingboro, New Jersey, Las Vegas, Nevada, and Whitestown, Indiana. In addition, we have two pharmacies that dispense diabetes supplies. We also have three central Specialty Pharmacy mail-order pharmacies and 73 specialty branch pharmacies.
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
Item 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of the Company
Pursuant to General Instruction G (3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our Proxy Statement for our 2012 Annual Meeting of Shareholders. The executive officers of the Company, and their ages and positions as of February 1, 2012 are as follows:

Name	Age	Position
David B. Snow, Jr.	57	Chairman and Chief Executive Officer
Kenneth O. Klepper	58	President and Chief Operating Officer
Gabriel R. Cappucci	49	Senior Vice President and Controller, Chief Accounting Officer
Mary T. Daschner	53	Group President, Medicare & Medicaid Solutions
John P. Driscoll	52	President, New Markets
Robert S. Epstein	56	President, United BioSource Corporation®,
		President, Advanced Clinical Science and Research and Chief Clinical Research and Development Officer
Brian T. Griffin	52	President, International
Laizer D. Kornwasser	40	Senior Vice President, Consumer Solutions and Retail Markets
Thomas M. Moriarty	48	General Counsel, Secretary and President, Global Pharmaceutical Strategies
Karin V. Princivalle	55	Senior Vice President, Human Resources
Richard J. Rubino	54	Senior Vice President, Finance and Chief Financial Officer
Frank Sheehy	49	President, Accredo Health Group, Inc.
Jack A. Smith	64	Senior Vice President, Chief Marketing Officer
Glen D. Stettin	48	Senior Vice President, Health Businesses and Practice and Chief Medical Officer
Glenn C. Taylor	60	Group President, Health Plans
Timothy C. Wentworth	51	Group President, Employer/Key Accounts
David B. Snow, Jr. has served as Chief Executive Officer and as a director of the Company since March 2003. Mr. Snow was appointed Chairman of the Company’s Board of Directors in June 2003 and also served as the Company’s President from 2003 to 2006. Prior to joining the Company, Mr. Snow served as President and Chief Operating Officer at WellChoice, Inc. (formerly Empire BlueCross BlueShield) where he held the position of Executive Vice President and Chief Operating Officer beginning in 1999 and then held the position of President and Chief Operating Officer from 2001 through 2003. From 1993 to 1998, Mr. Snow was an Executive Vice President of Oxford Health Plans, a health maintenance organization, and was responsible for marketing, medical delivery systems, medical management and government programs. Mr. Snow has served in executive leadership roles for a number of other healthcare companies throughout his career, including American International Healthcare, Inc. and US HealthCare, Inc. He also co-founded and served as President and CEO of Managed Healthcare Systems, Inc., which was later renamed AmeriChoice. Mr. Snow is currently a director of Pitney Bowes Inc. (Chairman of the Governance Committee; Executive Compensation Committee; Executive Committee). Mr. Snow is also a director of various private companies and not-for-profit charitable organizations.
Kenneth O. Klepper has served as President and Chief Operating Officer since March 2006. He joined the Company in June 2003 and served as Executive Vice President, Chief Operating Officer from June 2003 through March 2006. Mr. Klepper oversees the Company’s sales and account groups, the Company’s Retiree Solutions group, Therapeutic Research Centers, Advanced Clinical Solutions, information technology, customer service, pharmacy operations, and Accredo Health Group, Inc. (“Accredo Health Group”), the Company’s specialty pharmacy organization. Mr. Klepper joined the Company from WellChoice, Inc. where he held the position of Senior Vice President, Process Champion from March 1995 to August 1999, and then held the position of Senior Vice President for Systems, Technology and Infrastructure from August 1999 to April 2003.

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
Mary T. Daschner has served as Group President, Medicare & Medicaid Solutions since October 2010, and in this role is responsible for overseeing the strategy and business results for Medco’s retiree and Medicare eligible population. The current portfolio includes Medco’s national Medicare Part D plan, Medco Medicare Prescription Plan®, as well as Part D solutions for health plans and employer clients, including Employer Group Waiver Plans (EGWPs), Prescription Drug Plans (PDPs), Medicare Advantage (MA) Plans, Retiree Drug Subsidy (RDS) and secondary wraparound products. She also served as Group President, Retiree Solutions from September 2008 to September 2010. Ms. Daschner joined the Company in December 1999, initially serving as Senior Director of Business and Product Development, and later as Vice President, Health Plans and Government Programs since 2001, where she managed service and drug trend strategy supporting more than six million UnitedHealth Group Incorporated members, including Medicare, Managed Medicaid and commercial fully insured populations. Ms. Daschner came to the Company from Senior Market Strategies, a healthcare consulting business focused on reimbursement, outcomes and patient access in the over 50 marketplace, where she served as President.
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
Robert S. Epstein, M.D., M.S. has served as President, United BioSource Corporation® since September 2011 and is responsible for the strategic direction of all of UBC’s business operations. In addition, he has served as President, Advanced Clinical Science and Research and Chief Clinical Research and Development Officer since December 2010. In this role Dr. Epstein oversees Medco’s research initiatives in personalized medicine, drug safety, health economics, outcomes, and comparative effectiveness conducted by researchers worldwide. In addition, Dr. Epstein served as Senior Vice President and Chief Medical Officer from 1997 through 2010 and was appointed President of the Medco Research Institute® in 2009. Dr. Epstein joined the Company in 1995 as Vice President of Outcomes Research. Dr. Epstein was trained as an epidemiologist and worked in public health and academia before joining the private sector. He is a past President of the International Society of Pharmacoeconomics and Outcomes Research, and has served on the Board of Directors for the Drug Information Association. In 2008, Dr. Epstein was nominated and elected to the Federal CDC EGAPP (Evaluation of Genomic Applications in Practice & Prevention) Stakeholder Committee, and the AHRQ CERT (Centers for Education and Research on Therapeutics) Committee. He has published more than 50 peer reviewed medical articles and book chapters, and serves as a reviewer for several influential medical journals.

Brian T. Griffin has served as President, International since October 2010 and in this role is responsible for delivering innovative clinical services designed to improve patient adherence, safety and efficiency across the international healthcare system. Prior to this position, Mr. Griffin served as the Company’s Group President, Health Plans since January 2004, with responsibility for national and regional health plan clients. From January 1999 through December 2003 he served as Senior Vice President, Sales and was responsible for sales on a national basis. From November 1995 to December 1998, Mr. Griffin led the Insurance Carrier customer group and was responsible for sales within the Insurance Carrier Blue Cross/Blue Shield and Third-Party Administrator Markets. Mr. Griffin joined the Company in 1987.
Laizer D. Kornwasser has served as Senior Vice President, Consumer Solutions and Retail Markets since July 2011 and in this role is responsible for retail network and mail pharmacy strategy and margin. He oversees network pricing, negotiations, plan design and programs that maximize the retail and mail channels. Mr. Kornwasser is also responsible for the integrated care solution for Medco’s six million members with diabetes. Mr. Kornwasser joined Medco in August 2003, initially serving as Vice President of Business Development, and later as Senior Vice President of Business Development and Retail Networks. Prior to joining Medco, Mr. Kornwasser held positions at Merrill Lynch and Coopers & Lybrand, and served as an associate professor at Yeshiva University. Mr. Kornwasser is a board member of the Yeshiva of North Jersey.
Thomas M. Moriarty has served as General Counsel and Secretary since March 2008, and is responsible for overseeing the Company’s legal affairs. In addition, he has served as President, Global Pharmaceutical Strategies since March 2011 and as Senior Vice President, Pharmaceutical Strategies and Solutions from September 2007 to March 2011, with responsibility for negotiations with pharmaceutical manufacturers, drug purchasing analysis and consulting with clients on formulary drug lists and plan design. He also served as Senior Vice President, Business Development responsible for mergers and acquisitions and strategic alliances from August 2006 until March 2008. Prior to that, he was Deputy General Counsel, Vice President and Managing Counsel, responsible for mergers and acquisitions and client and commercial contracting from December 2005 until August 2006. From November 2002 until December 2005, Mr. Moriarty served as Vice President and Counsel, Client Contracting. Mr. Moriarty joined the Company in June 2000 as Assistant Counsel, Client Contracting. Prior to joining the Company, Mr. Moriarty served as Assistant General Counsel, Pharma & North America for Merial Limited (a Merck & Co., Inc. and Sanofi Aventis Company) and as Assistant Counsel for Merck & Co., Inc.
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

Frank Sheehy has served as President of Accredo Health Group, the Company’s specialty pharmacy organization, since July 2011 and in this role is responsible for Accredo Health Group’s overall business results while overseeing the organization’s sales, strategy, marketing and branch operations. Prior to this position, Mr. Sheehy served as Senior Vice President, General Manager since 2004 with responsibility for management and growth of Medco’s Central/West Region’s National Account. Mr. Sheehy joined the Company as Vice President in July 1998. Prior to joining Medco, Mr. Sheehy served as Senior Vice President, General Manager for Aetna US Healthcare.
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
Glen D. Stettin, M.D. has served as Senior Vice President, Health Businesses and Practice and Chief Medical Officer since December 2010 and in this role is responsible for Medco’s clinical practice areas and clinical PBM services, including Medco’s independent Pharmacy and Therapeutics Committee, and all of Medco’s non-research-related analytics, client reporting and data quality. Prior to this position he served as Senior Vice President and General Manager, Advanced Clinical Solutions from September 2005 to November 2010. From April 1998 to August 2005, he served as Vice President, Clinical Products. Dr. Stettin joined the Company as Senior Director, Health Strategies in 1995. Prior to joining Medco, Dr. Stettin was a clinician, researcher and instructor at the University of California, San Francisco.
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
Timothy C. Wentworth has served as Group President, Employer/Key Accounts since October 2010 and in this role is responsible for all activities related to Medco’s employer clients, large and small, and the company’s state, municipal and labor union clients, including sales, account management, marketing, clinical and pricing. In addition, he has served as Group President, Employer Accounts since September 2008. Prior to this position, he served as the President and Chief Executive Officer of Accredo Health Group from March 2006 to September 2008. From January 2004 to March 2006, Mr. Wentworth served as the Company’s Group President, National Accounts. From April 2002 through December 2003, he served as Executive Vice President, Client Strategy and Service and was responsible for client relationships and developing and implementing strategies to acquire and renew clients. Mr. Wentworth joined the Company as Senior Vice President, Account Management in December 1998 from Mary Kay, Inc., where he spent five years, serving initially as Senior Vice President of Human Resources and subsequently as President-International.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
The principal market for our common stock is the NYSE, where our common stock trades under the ticker symbol “MHS.” The following table sets forth the range of high and low common stock market prices for fiscal years 2011 and 2010:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2011
High	$58.27	$66.38	$64.92	$65.39
Low	$44.60	$47.78	$53.11	$51.80
2010
High	$64.24	$57.82	$65.35	$66.94
Low	$50.36	$43.45	$53.46	$58.96
On February 15, 2012, the closing market price of our common stock on the NYSE was $63.40.
Holders
On February 15, 2012, there were 71,048 shareholders of record.
Dividend Policy
The Company currently does not pay and does not plan to pay cash dividends.

Comparative Stock Performance
The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return (including reinvested dividends) of the Standard & Poor’s Healthcare Index and the Standard & Poor’s 500 Index for the period December 31, 2006 to December 31, 2011. The graph assumes that $100 was invested on December 31, 2006, in the Company’s common stock and in each index or composite. No cash dividends have been declared on the Company’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Medco Health Solutions, Inc., the S&P 500 Index, and the S&P Healthcare Index

	12/06	12/07	12/08	12/09	12/10	12/11
Medco Health Solutions, Inc.	100.00	189.75	156.85	239.18	229.30	209.21
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Healthcare	100.00	107.15	82.71	99.00	101.87	114.85
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
The following is a summary of the Company’s share repurchase activity for the three months ended December 31, 2011:
Issuer Purchases of Equity Securities(1)

				Approximate
			Total number of	dollar value of
			shares purchased	shares
			as part of	that may yet be
	Total number	Average	publicly	purchased under
	of shares	price paid	announced	the program
Fiscal Period	purchased	per share(2)	programs	(in thousands)
Balances at September 24, 2011			22,286,107	$1,650,052

September 25 to October 22, 2011	—	$—	—	$1,650,052
October 23 to November 26, 2011	—	$—	—	$1,650,052
November 27 to December 31, 2011	—	$—	—	$1,650,052

Fourth quarter 2011 totals	—	$—	—

(1)	All information set forth in the table above relates to the Company’s 2011 Program. The 2011 Program was announced in February 2011 and pursuant to the 2011 Program, the Company is authorized to repurchase up to $3 billion of its common stock over a two-year period commencing February 24, 2011.

(2)	Dollar amounts include transaction costs. The average per-share cost for repurchases under the 2011 Program from inception through December 31, 2011 was $60.57.
During the fiscal year ended December 31, 2011, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth under the caption “Other Matters — Equity Compensation Plan Information” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Pursuant to the Merger Agreement with Express Scripts, Inc. (“Express Scripts”), the Company is not permitted to engage in share repurchases without Express Scripts’ prior written consent until the consummation of the merger or the termination of the Merger Agreement. Currently, the Company does not anticipate making additional share repurchases.

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

	December 31,	December 25,	December 26,	December 27,	December 29,
As of and for Fiscal Years Ended	2011(1)(2)(3)	2010(1)	2009	2008	2007
Consolidated statement of income data:
Total product net revenues(4)	$68,563.3	$64,889.4	$58,961.4	$50,576.2	$43,961.9
Total service net revenues	1,500.0	1,078.9	842.8	681.8	544.3

Total net revenues(4)	70,063.3	65,968.3	59,804.2	51,258.0	44,506.2

Cost of operations:
Cost of product net revenues(4)	64,919.0	61,302.4	55,523.1	47,308.2	41,402.6
Cost of service revenues	522.1	330.8	254.1	221.4	158.3

Total cost of revenues(4)	65,441.1	61,633.2	55,777.2	47,529.6	41,560.9
Selling, general and administrative expenses	1,744.7	1,550.4	1,455.5	1,425.0	1,114.1
Amortization of intangibles	291.9	287.4	305.6	285.1	228.1
Interest expense	208.5	172.5	172.5	233.7	134.2
Interest (income) and other (income) expense, net	1.3	(9.4)	(9.9)	(6.2)	(34.4)

Total costs and expenses	67,687.5	63,634.1	57,700.9	49,467.2	43,002.9

Income before provision for income taxes	2,375.8	2,334.2	2,103.3	1,790.8	1,503.3
Provision for income taxes(9) (d)	920.1	906.9	823.0	687.9	591.3

Net income	$1,455.7	$1,427.3	$1,280.3	$1,102.9	$912.0

Earnings per share data(5) :
Basic weighted average shares outstanding	394.7	443.0	481.1	508.6	550.2
Basic earnings per share	$3.69	$3.22	$2.66	$2.17	$1.66
Diluted weighted average shares outstanding	402.3	451.8	490.0	518.6	560.9

Diluted earnings per share	$3.62	$3.16	$2.61	$2.13	$1.63
Adjustment for merger-related expenses(6)	0.12	—	—	—	—

Diluted earnings per share, excluding merger-related expenses	$3.74	$3.16	$2.61	$2.13	$1.63

Adjustment for the amortization of intangible assets(7)	0.43	0.39	0.37	0.33	0.24

Diluted earnings per share, excluding all intangible amortization and merger-related expenses	$4.17	$3.55	$2.98	$2.46	$1.87

Consolidated balance sheet data:
Working capital(8)	$(2,068.8)	$(196.7)	$1,810.9	$1,299.5	$1,173.5
Goodwill	$6,953.8	$6,939.5	$6,333.0	$6,331.4	$6,230.2
Intangible assets, net	$2,148.0	$2,409.8	$2,428.8	$2,666.4	$2,905.0
Total assets	$16,962.8	$17,097.3	$17,915.5	$17,010.9	$16,217.9
Total debt	$5,044.3	$5,027.2	$4,015.9	$4,602.9	$3,494.4
Deferred tax liabilities	$988.4	$985.1	$958.8	$1,065.3	$1,167.0
Total noncurrent liabilities	$4,204.1	$6,228.1	$5,180.6	$5,255.0	$4,213.4
Total stockholders’ equity	$4,009.4	$3,986.8	$6,387.2	$5,957.9	$6,875.3

	December 31,	December 25,	December 26,	December 27,	December 29,
As of and for Fiscal Years Ended	2011(1)(2)(3)	2010(1)	2009	2008	2007
Supplemental information:
EBITDA(9)	$3,090.6	$2,974.2	$2,750.5	$2,461.1	$2,000.1
EBITDA, excluding merger-related expenses(9)	$3,170.8	$2,974.2	$2,750.5	$2,461.1	$2,000.1
EBITDA per adjusted prescription(9)	$3.15	$3.11	$3.06	$3.09	$2.67
EBITDA per adjusted prescription, excluding merger-related expenses(9)	$3.23	$3.11	$3.06	$3.09	$2.67

Net cash provided by operating activities	$1,282.4	$2,344.7	$3,501.4	$1,635.1	$1,367.0
Net cash used by investing activities	$(327.6)	$(1,019.5)	$(305.0)	$(416.2)	$(1,713.8)
Net cash (used by) provided by financing activities	$(1,579.1)	$(3,000.0)	$(1,606.6)	$(1,054.6)	$302.4
Volume information:
Generic mail-order prescriptions	73.2	67.6	59.6	58.2	47.4
Brand mail-order prescriptions	39.9	42.2	43.5	47.6	47.4

Total mail-order prescriptions	113.1	109.8	103.1	105.8	94.8
Retail prescriptions	644.3	630.3	591.4	480.2	465.0

Total prescriptions	757.4	740.1	694.5	586.0	559.8

Adjusted prescriptions(9)(f)	980.7	957.0	898.8	795.9	748.3
Adjusted mail-order penetration(10)	34.3%	34.1%	34.2%	39.7%	37.9%
Overall generic dispensing rate	73.8%	71.0%	67.5%	64.1%	59.7%
Retail generic dispensing rate	75.3%	72.7%	69.2%	66.0%	61.7%
Mail-order generic dispensing rate	64.8%	61.5%	57.8%	55.0%	50.0%
Notes to Selected Financial Data:

(1)	The consolidated data for 2011 and 2010 include the operating results of United BioSource Corporation® (“UBC”) commencing on the September 16, 2010 acquisition date.

(2)	The consolidated data for 2011 includes pre-tax merger-related expenses of $80.2 million associated with the pending Express Scripts merger, with $2.3 million in cost of product revenues and $77.9 million in SG&A expenses.

(3)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(4)	Includes retail co-payments of $9,250 million for 2011, $9,241 million for 2010, $8,661 million for 2009, $7,666 million for 2008, and $7,553 million for 2007.

(5)	Common share and per share amounts have been retrospectively adjusted for the two-for-one stock split, which became effective on January 24, 2008.

(6)	This adjustment represents the per-share effect of the aforementioned 2011 pre-tax merger-related expenses of $80.2 million, or $49.5 million after tax, associated with the pending Express Scripts merger.

(7)	This adjustment represents the per-share effect of all intangible amortization.

(8)	Calculated as current assets less current liabilities. Current liabilities include the current portion of long-term debt of $2 billion as of December 31, 2011. As of December 31, 2011, the $2 billion current portion of long-term debt matures on April 30, 2012. See Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Looking Forward,” of this Annual Report on Form 10-K for additional information.

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
EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA, and as a result, EBITDA per adjusted prescription, are affected by the changes in prescription volumes between retail and mail order, the relative mix of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business. Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.
The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	December 31,		December 25,	December 26,		December 27,		December 29,
For Fiscal Years Ended	2011(a) (b)		2010(a)	2009		2008		2007
Net income	$1,455.7		$1,427.3	$1,280.3		$1,102.9		$912.0
Add:
Interest expense	208.5		172.5	172.5		233.7		134.2
Interest (income) and other (income) expense, net	1.3		(9.4)	(9.9)		(6.2	)(c)	(34.4)
Provision for income taxes	920.1	(d)	906.9	823.0	(d)	687.9	(d)	591.3
Depreciation expense	213.1		189.5	179.0		157.7		168.9
Amortization expense	291.9		287.4	305.6		285.1		228.1

EBITDA	$3,090.6		$2,974.2	$2,750.5		$2,461.1		$2,000.1
Adjustment for 2011 merger-related expenses(e)	80.2		—	—		—		—

EBITDA, excluding 2011 merger-related expenses	$3,170.8		$2,974.2	$2,750.5		$2,461.1		$2,000.1

Adjusted prescriptions(f)	980.7		957.0	898.8		795.9		748.3

EBITDA per adjusted prescription	$3.15		$3.11	$3.06		$3.09		$2.67

EBITDA per adjusted prescription, excluding 2011 merger-related expenses	$3.23		$3.11	$3.06		$3.09		$2.67

(a)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(b)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(c)	Includes a $9.8 million charge for the ineffective portion of the forward-starting interest rate swap agreements associated with the March 2008 issuance of senior notes. See Note 8, “Debt,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(d)	2011, 2009 and 2008 include tax benefits of $19 million, $22 million, and $28 million, respectively. See Note 10, “Taxes on Income,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(e)	Represents pre-tax merger-related expenses associated with the pending Express Scripts merger. See note (2) to Selected Financial Data above.

(f)	Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(10)	The percentage of adjusted mail-order prescriptions to total adjusted prescriptions.

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
Overview
We are a leading healthcare company that is pioneering the world’s most advanced pharmacy® and our clinical research and innovations are part of Medco making medicine smarter™ for more than 65 million members in 2011. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by Medicare Part D Prescription Drug Plans. Our unique Medco Therapeutic Resource Centers®, which conduct therapy management programs using Medco Specialist Pharmacists who have expertise in the medications used to treat certain chronic conditions, as well as Accredo Health Group, Medco’s Specialty Pharmacy, represent innovative models for the care of patients with chronic and complex conditions. Additionally, Medco has capabilities and expertise in post-approval safety and economics outcomes research such as Risk Evaluation and Mitigation Strategies for biotechnology and other pharmaceutical drugs through our subsidiary, United BioSource Corporation® (“UBC”).
Our business model requires collaboration with payors, retail pharmacies, physicians, pharmaceutical manufacturers, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, and, particularly in Specialty Pharmacy, collaboration with other third-party payors such as health insurers, and state Medicaid agencies. Our programs and services help control the cost and enhance the quality of prescription drug benefits. We accomplish this by providing pharmacy benefit management (“PBM”) services through our national networks of retail pharmacies and our own mail-order pharmacies, as well as through Accredo Health Group.
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
Our fiscal years end on the last Saturday in December. Fiscal year 2011 is comprised of 53 weeks and fiscal years 2010 and 2009 each are comprised of 52 weeks. Unless otherwise stated, references to years in the consolidated financial statements relate to fiscal years.
When we use “Medco,” the “Company,” “we,” “us” and “our,” we mean Medco Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “mail order,” we mean inventory dispensed through Medco’s mail-order pharmacy operations.
Agreement and Plan of Merger with Express Scripts, Inc.
On July 20, 2011, we entered into a definitive Merger Agreement with Express Scripts, Inc. (“Express Scripts”) and certain of its subsidiaries (as amended on November 7, 2011 by Amendment No. 1 thereto, the “Merger Agreement”) providing for the combination of Express Scripts and Medco under a new holding company, New Express Scripts. As a result of the transactions contemplated by the Merger Agreement, former Medco shareholders and Express Scripts shareholders will own stock in New Express Scripts. Subject to the terms and conditions set forth in the Merger Agreement, upon the closing of the transaction, each share of Medco common stock will be converted into the right to receive $28.80 in cash and 0.81 shares of New Express Scripts. Upon closing of the transaction, Express Scripts’ shareholders are expected to own approximately 59% of the combined company and Medco’s shareholders are expected to own approximately 41%. The transaction is expected to close in the first half of 2012. The merger is subject to regulatory clearance and other customary closing conditions. The shareholders approved the merger on December 21, 2011. Currently, Express Scripts and Medco are independent companies, and they will continue to be managed and operated as such until the completion of the pending merger.
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

Key Indicators Reviewed By Management
Management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on mail-order volumes and revenue; adjusted prescription volume; generic dispensing rate and generic volumes, particularly for mail order; service revenue; gross margin percentage; cash flow from operations; return on invested capital; diluted earnings per share; diluted earnings per share, excluding all intangible amortization; diluted earnings per share, excluding all intangible amortization and merger-related expenses; Specialty Pharmacy segment revenue and operating income; Earnings Before Interest and Other Income/Expense, Taxes, Depreciation, and Amortization (“EBITDA”); and EBITDA per adjusted prescription. See “—EBITDA” further below for a definition and calculation of EBITDA and EBITDA per adjusted prescription. We believe these measures highlight key business trends and are important in evaluating our overall performance.
2011 Financial Performance Summary
Our diluted earnings per share were $3.62 for 2011, and include expenses associated with the pending merger with Express Scripts. Excluding these merger-related expenses, our diluted earnings per share increased 18.4% to $3.74 for 2011. The merger-related expenses, which include investment banking fees, legal fees and employee retention expenses, amount to $80.2 million pre-tax for 2011, with $77.9 million included in selling, general and administrative (“SG&A”) expenses and $2.3 million included in cost of product net revenues. Excluding all intangible amortization and the merger-related expenses, our diluted earnings per share increased 17.5% to $4.17 for 2011. These earnings per share increases primarily reflect higher generic dispensing rates and mail-order generic volumes, a decrease in the diluted weighted average shares outstanding, increased service margin, and growth in the Specialty Pharmacy business, as well as one more week in 2011. Fiscal year 2011 included 53 weeks compared with fiscal year 2010, which included 52 weeks. These earnings per share increases are partially offset by the effect of client renewal pricing and increased SG&A expenses. The increases also reflect a first-quarter 2011 benefit associated with changes to the employee postretirement healthcare benefit plan of $30.6 million included in gross margin and SG&A expenses, partially offset by a second-quarter 2010 benefit of approximately $27 million associated with our receipt of a settlement award in a class action antitrust lawsuit brought by direct purchasers of a brand-name medication. For the year ended December 31, 2011, we generated cash flow from operations of $1,282.4 million and had cash and cash equivalents of $229.1 million on our consolidated balance sheet at December 31, 2011.
The diluted weighted average shares outstanding were 402.3 million for 2011 compared to 451.8 million for 2010, representing a decrease of 11.0%, resulting primarily from our share repurchase programs.
Our total net revenues increased 6.2% to $70,063.3 million in 2011. Product net revenues increased 5.7% to $68,563.3 million in 2011, driven by higher prices charged by brand-name pharmaceutical manufacturers, as well as higher prescription volume reflecting the extra week of volume in fiscal year 2011, partially offset by a greater mix of lower-priced generic drugs and higher client price discounts. Additionally, our service revenues increased 39.0% to $1,500.0 million in 2011, reflecting higher manufacturer service revenues primarily driven by the contributions from UBC, which was acquired in September 2010. Also included in the higher service revenues are increased client and other service revenues primarily driven by increased formulary management fees and higher claims processing administrative fees, including the effect of the extra week in fiscal year 2011.
The total adjusted prescription volume, which adjusts mail-order prescription volume for the difference in days supply between mail order and retail, increased 2.5% to 980.7 million for 2011, reflecting higher retail and mail-order volumes and the extra week in fiscal year 2011. The increase in mail-order prescription volume for 2011 is driven by an increase in generic volumes, as brand-name volumes were lower than in 2010. The adjusted mail-order penetration rate was 34.3% for 2011, compared to 34.1% for 2010.

Our overall generic dispensing rate increased to 73.8% for 2011, from 71.0% for 2010, reflecting the impact of the introduction of new generic products in and subsequent to 2010, heightened use of previously released generics, and the effect of client plan design changes promoting the use of lower-priced and more steeply discounted generics. Higher generic volumes, which contribute to lower costs for clients and members, resulted in a reduction to net revenues of approximately $3,600 million for 2011.
Our overall gross margin percentage was 6.6% for 2011, consistent with 2010, primarily reflecting increased generic dispensing rates and mail-order generic volumes, as well as a higher mix of higher margin service revenues, offset by the effect of client renewal pricing. Also contributing is the margin component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $22.6 million, offset by the aforementioned second-quarter 2010 settlement award of approximately $27 million.
SG&A expenses were $1,744.7 million for 2011 including merger-related costs of $77.9 million. Excluding the merger-related costs, SG&A expenses of $1,666.8 million for 2011 increased by $116.4 million, or 7.5%, from 2010. This increase primarily reflects SG&A expenses from UBC which was acquired in September 2010. Excluding UBC and the merger-related expenses, SG&A expenses increased by 2.6% from 2010. This increase reflects higher technology-related expenses associated with strategic initiatives, as well as the effect of the extra week in fiscal 2011. Also contributing are higher stock-based compensation expenses, partially offset by the SG&A component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $8.0 million, and efficiencies across the company.
Amortization of intangible assets of $291.9 million for 2011 increased $4.5 million from 2010, primarily reflecting higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from scheduled accelerated amortization of certain customer relationships in the prior period.
Interest expense of $208.5 million for 2011 increased $36.0 million from 2010, primarily reflecting higher expense as a result of increased borrowings of $1 billion from our September 2010 senior notes issuance associated with the acquisition of UBC.
Interest (income) and other (income) expense, net, of $1.3 million of expense for 2011 decreased $10.7 million from ($9.4) million of income for 2010. The decrease in interest (income) and other (income) expense, net, primarily reflects a foreign currency gain that was recognized in 2010 and our net joint venture activity, as well as decreased interest income.
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 38.7% for 2011, compared to 38.9% for 2010.
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
In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. In 2011, non-low-income members receive a cost share benefit under the coverage gap discount program with brand pharmaceutical manufacturers. The coverage gap cost share program covers 50% of the member co-payment in the coverage gap for participating brand-name drugs. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members, pharmaceutical manufacturers or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income. For further details, see our critical accounting policies included in “—Use of Estimates and Critical Accounting Policies and Estimates” below and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Premium revenues for our PDP products, which exclude member cost share, were $720 million, or 1% of total net revenues, in 2011, $687 million, or 1% of total net revenues, in 2010, and $543 million, or less than 1% of total net revenues, in 2009.
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
Our cost of product net revenues also includes the cost of drugs dispensed by our mail-order pharmacies or retail network for members covered under our Medicare PDP product offerings and are recorded at cost as incurred. We receive a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,550 for coverage year 2011, $4,550 for coverage year 2010, and $4,350 for coverage year 2009. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consists principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.
SG&A expenses reflect the costs of operations dedicated to executive management, the generation of new sales, maintenance of existing client relationships, management of clinical programs, enhancement of technology capabilities, direction of pharmacy operations, and performance of reimbursement activities, in addition to finance, legal and other staff activities, and the effect of certain legal settlements. SG&A also includes advertising expenses, which are expensed as incurred.
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
Manufacturer accounts receivable balances primarily include amounts due from brand-name pharmaceutical manufacturers for earned rebates and other prescription services. Client accounts receivable represent amounts due from clients, other payors and patients for prescriptions dispensed from retail pharmacies in our networks or from our mail-order pharmacies, including fees due to us, net of allowances for doubtful accounts, as well as contractual allowances and any applicable rebates and guarantees payable when these payables are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also includes receivables from CMS for our Medicare PDP product offerings and premiums from members. Additionally, we have receivables from Medicare and Medicaid for a portion of our Specialty Pharmacy business, and for diabetes supplies dispensed under our Liberty brand. We have an allowance for doubtful accounts associated with our accounts receivable that is estimated based upon a variety of factors, including the age of the outstanding receivables, trends of cash collections and bad debt write-offs, recent economic factors, and our historical experience of collecting the patient co-payments and deductibles.
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

Our stockholders’ equity includes an offset for purchases of our common stock under our share repurchase programs. The accumulated other comprehensive loss component of stockholders’ equity includes: unrealized investment gains and losses, foreign currency translation adjustments resulting primarily from the translation of Europa Apotheek Venlo B.V. (“Europa Apotheek”)’s assets, liabilities and results of operations, unrealized gains and losses on effective cash flow hedges, and the net gains and losses and prior service costs and credits related to our pension and other postretirement benefit plans.
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

Clients
We have clients in a broad range of industry categories, including various Blue Cross/Blue Shield plans; health plans; insurance carriers; third-party benefit plan administrators; employers; federal, state and local government agencies; and union-sponsored benefit plans. For fiscal years 2011, 2010 and 2009, our ten largest clients based on revenue accounted for approximately 46%, 47% and 49% of our net revenues, respectively. Our largest client, UnitedHealth Group Incorporated (“UnitedHealth Group”), represented approximately $11,700 million, or 17%, $11,000 million, or 17%, and $11,300 million, or 19%, of our net revenues during fiscal 2011, 2010 and 2009 respectively. On July 21, 2011, we announced that our pharmacy benefit services agreement with UnitedHealth Group would not be renewed, although we will continue to provide service under the current agreement until it expires on December 31, 2012. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to our overall profitability, the mail-order volume associated with this account represented less than 10% of our overall mail-order volume for the fiscal year ended December 31, 2011. None of our other clients individually represented more than 10% of our net revenues in 2011, 2010 or 2009. In addition to UnitedHealth Group, other top 10 clients representing approximately 13% of our net revenues did not renew for 2012 as a result of acquisitions by competitors or transitioning in the normal course of business.
Segment Discussion
We have two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The PBM segment also includes the operating results of Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. Commencing on the September 16, 2010 acquisition date, the PBM segment includes the operating results of UBC, which extends our core capabilities in data analytics and research.
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

For segment financial information, see “— Segment Results of Operations” below and Note 13, “Segment and Geographic Data,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Consolidated Results of Operations
The following table presents selected consolidated comparative results of operations and volume performance ($ and volumes in millions):

	December 31,			December 25,			December 26,
For Fiscal Years Ended	2011(1)(2)(3)	Variance		2010(1)	Variance		2009
Net Revenues
Retail product(4)	$41,907.3	$1,698.0	4.2%	$40,209.3	$3,612.9	9.9%	$36,596.4
Mail-order product	26,656.0	1,975.9	8.0%	24,680.1	2,315.1	10.4%	22,365.0

Total product(4)	$68,563.3	$3,673.9	5.7%	$64,889.4	$5,928.0	10.1%	$58,961.4

Client and other service	972.2	148.9	18.1%	823.3	138.3	20.2%	685.0
Manufacturer service	527.8	272.2	N/M *	255.6	97.8	62.0%	157.8

Total service	$1,500.0	$421.1	39.0%	$1,078.9	$236.1	28.0%	$842.8

Total net revenues(4)	$70,063.3	$4,095.0	6.2%	$65,968.3	$6,164.1	10.3%	$59,804.2

Cost of Revenues
Product(4)	$64,919.0	$3,616.6	5.9%	$61,302.4	$5,779.3	10.4%	$55,523.1
Service	522.1	191.3	57.8%	330.8	76.7	30.2%	254.1

Total cost of revenues(4)	$65,441.1	$3,807.9	6.2%	$61,633.2	$5,856.0	10.5%	$55,777.2

Gross Margin(5)
Product	$3,644.3	$57.3	1.6%	$3,587.0	$148.7	4.3%	$3,438.3
Product gross margin percentage	5.3%	(0.2)%		5.5%	(0.3)%		5.8%
Service	$977.9	$229.8	30.7%	$748.1	$159.4	27.1%	$588.7
Service gross margin percentage	65.2%	(4.1)%		69.3%	(0.6)%		69.9%

Total gross margin	$4,622.2	$287.1	6.6%	$4,335.1	$308.1	7.7%	$4,027.0

Gross margin percentage	6.6%	0.0%		6.6%	(0.1)%		6.7%

Volume Information
Generic mail-order prescriptions	73.2	5.6	8.3%	67.6	8.0	13.4%	59.6
Brand mail-order prescriptions	39.9	(2.3)	(5.5)%	42.2	(1.3)	(3.0)%	43.5

Total mail-order prescriptions	113.1	3.3	3.0%	109.8	6.7	6.5%	103.1
Retail prescriptions	644.3	14.0	2.2%	630.3	38.9	6.6%	591.4

Total prescriptions	757.4	17.3	2.3%	740.1	45.6	6.6%	694.5

Adjusted prescriptions(6)	980.7	23.7	2.5%	957.0	58.2	6.5%	898.8
Adjusted mail-order penetration(7)	34.3%	0.2%		34.1%	(0.1)%		34.2%

Generic Dispensing Rate Information
Retail generic dispensing rate	75.3%	2.6%		72.7%	3.5%		69.2%
Mail-order generic dispensing rate	64.8%	3.3%		61.5%	3.7%		57.8%
Overall generic dispensing rate	73.8%	2.8%		71.0%	3.5%		67.5%

*	Not meaningful

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes pre-tax merger-related expenses of $2.3 million in cost of product revenues for 2011 associated with the pending Express Scripts merger.

(3)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(4)	Includes retail co-payments of $9,250 million for 2011, $9,241 million for 2010, and $8,661 million for 2009.

(5)	Represents total net revenues minus total cost of revenues.

(6)
Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

(7)	Represents the percentage of adjusted mail-order prescriptions to total adjusted prescriptions.
Net Revenues
Retail. The increase in retail net revenues of $1,698 million for 2011 reflects a net volume increase of $898 million primarily reflecting the extra week of volume in fiscal 2011. Also contributing to the retail net revenue variance was a net price increase of $800 million driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $2,350 million from a greater mix of lower-priced generic drugs in 2011.
The increase in retail net revenues of $3,613 million for 2010 reflects net volume increases of $2,408 million primarily from new business. Also contributing to the higher retail net revenue variance was a net price increase of $1,205 million driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $2,455 million from a greater mix of lower-priced generic drugs in 2010.
Mail-Order. The increase in mail-order net revenues of $1,976 million for 2011 primarily reflects a net price increase of $1,283 million driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. Also contributing to the mail-order net revenue increase is a net volume increase of $693 million driven by higher generic volumes including the extra week of volume in fiscal 2011. The volumes of lower-priced generic drugs were higher than 2010, however, the higher-priced brand-name volumes were lower, in part as a result of the economy and plan designs and member financial incentives encouraging the use of generics. The aforementioned net price variance includes the offsetting effect of approximately $1,250 million from a greater mix of lower-priced generic drugs in 2011.
The increase in mail-order net revenues of $2,315 million for 2010 reflects a net volume increase of $1,521 million driven by higher generic volumes. The volumes of lower-priced generic drugs were higher than 2009, however, the higher-priced brand-name volumes were lower, in part as a result of the aforementioned factors. Also contributing to the mail-order net revenue increase was a net price increase of $794 million driven by higher prices charged by brand-name pharmaceutical manufacturers, partially offset by higher client price discounts. The aforementioned net price variance includes the offsetting effect of approximately $1,220 million from a greater mix of lower-priced generic drugs in 2010.
Our overall generic dispensing rate increased to 73.8% for 2011 compared to 71.0% for 2010 and 67.5% for 2009. Mail-order generic dispensing rates increased to 64.8% for 2011, compared to 61.5% for 2010 and 57.8% for 2009. Retail generic dispensing rates increased to 75.3% for 2011, compared to 72.7% for 2010 and 69.2% for 2009. These increases reflect the impact of the introduction of new generic products during these periods, and the effect of programs and client plan design changes promoting the use of lower-priced and more steeply discounted generics.

Service revenues increased $421.1 million for 2011 reflecting higher manufacturer service revenues of $272.2 million, primarily driven by the contributions from UBC, which was acquired in September 2010. Also included in the higher service revenues are increased client and other service revenues of $148.9 million, primarily driven by increased formulary management fees and higher claims processing administrative fees.
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
Gross Margin
Our overall gross margin increased to $4,622.2 million or 6.6% for 2011, from $4,335.1 million or 6.6% for 2010. Our product gross margin was $3,644.3 million or 5.3% for 2011, compared to $3,587.0 million or 5.5% for 2010. The 2011 product gross margin includes merger-related expenses of $2.3 million. Product gross margin reflects increased generic dispensing rates and mail-order generic volumes, as well as business efficiencies, offset by the effect of client renewal pricing. Also contributing is the margin component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $22.6 million, offset by the aforementioned second-quarter 2010 settlement award of approximately $27 million. Our overall gross margin also benefited from a higher mix of higher margin service revenues. Service gross margin of $977.9 million for 2011 increased $229.8 million, compared to $748.1 million for 2010. The service gross margin dollar increase reflects the aforementioned increase in service revenues of $421.1 million for 2011, partially offset by an increase in cost of service revenues of $191.3 million, which primarily results from UBC. Service gross margin percentage was 65.2% for 2011, compared to 69.3% for 2010, with the decrease reflecting the UBC component mix driven largely by the increased UBC revenue.
Our overall gross margin increased to $4,335.1 million or 6.6% for 2010, from $4,027.0 million or 6.7% in 2009. Our product gross margin was $3,587.0 million or 5.5% for 2010, compared to $3,438.3 million or 5.8% for 2009. Product gross margin reflects increased generic dispensing rates and mail-order generic volumes, as well as favorable retail pharmacy reimbursement rates, offset by the effect of client renewal pricing. Our overall gross margin also benefited from a higher mix of higher margin service revenues. Service gross margin of $748.1 million or 69.3% for 2010 increased $159.4 million, compared to $588.7 million or 69.9% for 2009, reflecting the aforementioned increase in service revenues of $236.1 million, partially offset by an increase in cost of service revenues of $76.7 million. The cost of service revenue increases primarily reflect UBC costs, as well as higher labor and other costs associated with Medicare Part D programs.
Rebates from brand-name pharmaceutical manufacturers, which are reflected as a reduction in cost of product net revenues, totaled $6,208 million in 2011, $5,806 million in 2010 and $5,372 million in 2009, with formulary rebates representing 87.0%, 85.3% and 78.7% of total rebates, respectively. The overall increases in rebates reflect favorable pharmaceutical manufacturer rebate contract revisions and higher prices charged by brand-name pharmaceutical manufacturers, as well as improved formulary management and patient compliance, partially offset by brand-name drug volumes that have converted to generic drugs. The increases in the formulary rebate percentages of total rebates primarily reflect manufacturer contract revisions. We retained approximately $757 million, or 12.2%, of total rebates in 2011, $724 million, or 12.5%, in 2010, and $734 million, or 13.7%, in 2009. The changes in the retained rebate percentages are reflective of client mix and the associated client preferences regarding the rebate sharing aspects of their overall contract pricing structure.

The following table presents additional selected comparative results of operations ($ in millions):

	December 31,			December 25,			December 26,
For Fiscal Years Ended	2011(1)(2)(3)	Variance		2010(1)	Variance		2009

Gross margin(4)	$4,622.2	$287.1	6.6%	$4,335.1	$308.1	7.7%	$4,027.0
Selling, general and administrative expenses	1,744.7	194.3	12.5%	1,550.4	94.9	6.5%	1,455.5
Amortization of intangibles	291.9	4.5	1.6%	287.4	(18.2)	(6.0)%	305.6
Interest expense	208.5	36.0	20.9%	172.5	—	—	172.5
Interest (income) and other (income) expense, net	1.3	10.7	N/M *	(9.4)	0.5	(5.1)%	(9.9)

Income before provision for income taxes	2,375.8	41.6	1.8%	2,334.2	230.9	11.0%	2,103.3
Provision for income taxes	920.1	13.2	1.5%	906.9	83.9	10.2%	823.0

Net income	$1,455.7	$28.4	2.0%	$1,427.3	$147.0	11.5%	$1,280.3

Diluted weighted average shares outstanding	402.3	(49.5)	(11.0)%	451.8	(38.2)	(7.8)%	490.0

Diluted earnings per share	$3.62	$0.46	14.6%	$3.16	$0.55	21.1%	$2.61

*	Not meaningful

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)
Includes pre-tax merger-related expenses of $80.2 million in 2011 associated with the pending Express Scripts merger, with $77.9 million in SG&A expenses and $2.3 million in gross margin. Merger-related expenses are $49.5 million after tax.

(3)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(4)	Represents total net revenues minus total cost of revenues.
Selling, General and Administrative Expenses
SG&A expenses were $1,744.7 million for 2011 including merger-related expenses of $77.9 million. The merger-related expenses primarily include investment banking fees, legal fees and employee retention expenses. Excluding the merger-related costs, SG&A expenses of $1,666.8 million for 2011 increased by $116.4 million, or 7.5%, from 2010. This increase primarily reflects SG&A expenses from UBC which was acquired in September 2010. Excluding UBC and the merger-related expenses, SG&A expenses increased by 2.6% from 2010. This increase reflects higher technology-related expenses associated with strategic initiatives, as well as the effect of the extra week in fiscal 2011. Also contributing are higher stock-based compensation expenses, partially offset by the SG&A component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $8.0 million, and efficiencies across the company.
SG&A expenses for 2010 were $1,550.4 million and increased from 2009 by $94.9 million, or 6.5%, primarily reflecting UBC SG&A expenses and the associated third-quarter 2010 acquisition closing expenses, and higher professional fees and technology-related expenses associated with strategic initiatives, as well as higher stock-based compensation and depreciation expenses.
Amortization of Intangibles
Amortization of intangible assets of $291.9 million for 2011 increased $4.5 million from 2010, primarily reflecting higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from scheduled accelerated amortization of certain customer relationships in the prior periods.
Amortization of intangible assets of $287.4 million for 2010 decreased $18.2 million from 2009, primarily reflecting lower amortization of certain customer relationships, as well as lower Specialty Pharmacy intangible amortization, partially offset by an increase resulting from the acquisition of UBC.

Interest Expense
Interest expense of $208.5 million for 2011 increased $36.0 million from 2010, primarily reflecting higher expense as a result of increased borrowings of $1 billion from our September 2010 senior notes issuance associated with the acquisition of UBC.
Interest expense of $172.5 million for 2010 was consistent with 2009, reflecting higher expense as a result of increased borrowings from our September 2010 senior notes issuance associated with the acquisition of UBC, offset by lower interest rates on the floating rate components of outstanding debt.
The weighted average interest rate on our indebtedness was approximately 3.5% for 2011, compared to approximately 3.9% for 2010, reflecting lower interest rates on the floating rate components of outstanding debt, partially offset by a higher mix of fixed rate compared with variable rate outstanding debt. The weighted average annual interest rate on our indebtedness was consistent at approximately 3.9% for 2010 compared to 3.8% for 2009, and reflects a higher mix of fixed rate compared with variable rate outstanding debt, partially offset by lower interest rates on the floating rate components of outstanding debt.
Interest (Income) and Other (Income) Expense, Net
Interest (income) and other (income) expense, net, of $1.3 million of expense for 2011 decreased $10.7 million from ($9.4) million of income for 2010. The decrease in interest (income) and other (income) expense, net, primarily reflects a foreign currency gain that was recognized in 2010 and our net joint venture activity, as well as decreased interest income.
Interest (income) and other (income) expense, net, of ($9.4) million of income for 2010 decreased $0.5 million from ($9.9) million of income for 2009, primarily reflecting decreased interest income driven by lower interest rates earned on lower average operating cash balances, and our joint venture activity, partially offset by foreign currency favorability.
Provision for Income Taxes
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 38.7% for 2011, compared to 38.9% for 2010. The effective tax rates reflect the benefit from certain tax credits in 2011 and statute of limitations expirations in 2011 and 2010.
Our effective tax rate (defined as the percentage relationship of provision for income taxes to income before provision for income taxes) was 38.9% for 2010 compared to 39.1% for 2009, reflecting lower state income taxes and increased 2010 statute of limitations expirations, partially offset by a fourth-quarter 2009 income tax benefit of $22 million.
Net Income and Earnings per Share
Net income as a percentage of net revenues was 2.1% for 2011. Excluding merger-related expenses, net income as a percentage of net revenues was also 2.1% for 2011, consistent with 2.2% in 2010 and 2.1% in 2009, reflecting the aforementioned factors.
Diluted earnings per share were $3.62 for 2011 including the aforementioned merger-related expenses. Excluding merger-related expenses, our diluted earnings per share increased 18.4% to $3.74 for 2011. Excluding all intangible amortization and the merger-related expenses, our diluted earnings per share increased 17.5% to $4.17 for 2011. The diluted earnings per share increases reflect the aforementioned consolidated results of operations trending factors, as well as lower diluted weighted average shares outstanding.

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
The diluted weighted average shares outstanding were 402.3 million for 2011, 451.8 million for 2010, and 490.0 million for 2009. The decreases for each year result from the repurchase of approximately 285.5 million shares of stock in connection with our share repurchase programs since inception in 2005 through the end of 2011, compared to equivalent amounts of 256.2 million and 186.3 million shares repurchased inception-to-date through the ends of 2010 and 2009, respectively. There were approximately 29.3 million shares repurchased in 2011, compared to 69.9 million in 2010 and 27.3 million in 2009.
Segment Results of Operations
PBM Segment
The PBM segment primarily involves sales of traditional prescription drugs and supplies to our clients and members or patients, either through our networks of contractually affiliated retail pharmacies or our mail-order pharmacies. The following table presents selected PBM segment comparative results of operations ($ in millions):

	December 31,			December 25,			December 26,
For Fiscal Years Ended	2011(1)(2)(3)	Variance		2010(1)	Variance		2009

Product net revenues	$55,198.1	$1,554.8	2.9%	$53,643.3	$4,117.1	8.3%	$49,526.2
Service revenues	1,420.6	444.9	45.6%	975.7	225.2	30.0%	750.5

Total net revenues	56,618.7	1,999.7	3.7%	54,619.0	4,342.3	8.6%	50,276.7
Total cost of revenues	52,877.8	1,817.7	3.6%	51,060.1	4,108.6	8.8%	46,951.5

Total gross margin(4)	$3,740.9	$182.0	5.1%	$3,558.9	$233.7	7.0%	$3,325.2
Gross margin percentage	6.6%	0.1%		6.5%	(0.1)%		6.6%

Selling, general and administrative expenses	1,466.0	210.9	16.8%	1,255.1	96.8	8.4%	1,158.3
Amortization of intangibles	249.9	5.2	2.1%	244.7	(13.4)	(5.2)%	258.1

Operating income	$2,025.0	$(34.1)	(1.7)%	$2,059.1	$150.3	7.9%	$1,908.8

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	Includes pre-tax merger-related expenses of $80.2 million for 2011 associated with the pending Express Scripts merger,with $77.9 million in SG&A expenses and $2.3 million in total cost of revenues.

(3)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(4)	Represents total net revenues minus total cost of revenues.
PBM total net revenues of $56,618.7 million for 2011 increased $1,999.7 million compared to the revenues of $54,619.0 million for 2010. The increase primarily reflects higher mail-order generic and retail volumes driven by the extra week of volume in fiscal 2011, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater mix of lower-priced generic drugs and higher client price discounts. Also contributing to the total net revenue increase is increased service revenues primarily driven by the contributions from UBC, which was acquired in September 2010. PBM total net revenues of $54,619.0 million for 2010 increased $4,342.3 million compared to the revenues of $50,276.7 million for 2009. The increase primarily reflects higher mail-order generic and retail volume driven by new business, as well as higher prices charged by brand-name pharmaceutical manufacturers, partially offset by a greater mix of lower-priced generic drugs and higher client price discounts.

Gross margin was 6.6% of net revenues for 2011, compared to 6.5% for 2010, primarily reflecting increased generic dispensing rates and mail-order generic volumes, as well as a higher mix of higher margin service revenues, and the margin component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan. The gross margin percentage increase was offset by the effect of client renewal pricing, and the aforementioned second-quarter 2010 settlement award. The 2011 gross margin includes merger-related expenses of $2.3 million. Gross margin was 6.5% of net revenues for 2010 compared to 6.6% for 2009, primarily reflecting higher retail volumes, and the effect of client renewal pricing. The gross margin percentage decline was partially offset by increased generic dispensing rates and mail-order generic volumes, as well as favorable retail pharmacy reimbursement rates and a higher mix of higher margin service revenue.
SG&A expenses were $1,466.0 million for 2011, and include the aforementioned merger-related expenses of $77.9 million. Excluding merger-related expenses, SG&A expenses were $1,388.1 million for 2011, and increased from 2010 by $133.0 million, primarily reflecting UBC SG&A expenses and higher technology-related expenses associated with strategic initiatives, including the effect of the extra week in fiscal 2011. Also contributing are higher stock-based compensation expenses, partially offset by the SG&A component of the aforementioned first-quarter 2011 benefit associated with the postretirement healthcare benefit plan of $8.0 million. Excluding UBC and the merger-related expenses, SG&A expenses increased by $55.4 million, or 4.5%, over 2010. SG&A expenses for 2010 were $1,255.1 million, and increased from 2009 by $96.8 million. The increase primarily reflects UBC SG&A expenses and the associated third-quarter 2010 acquisition closing expenses, and higher professional fees and technology-related expenses associated with strategic initiatives.
Amortization of intangible assets was $249.9 million for 2011, compared to $244.7 million for 2010. The increase primarily reflects higher intangible amortization from the acquisition of UBC, partially offset by lower intangible amortization from scheduled accelerated amortization of certain customer relationships in the prior periods. Amortization of intangible assets was $244.7 million for 2010, compared to $258.1 million for 2009. The decrease primarily reflects lower intangible amortization from certain customer relationships, partially offset by increases resulting from the acquisitions of UBC.
Operating income of $2,025.0 million for 2011 decreased $34.1 million, or 1.7%, compared to 2010. Excluding the aforementioned $80.2 million of merger-related expenses, operating income of $2,105.2 million for 2011 increased $46.1 million, or 2.2%, compared to 2010. Operating income of $2,059.1 million for 2010 increased $150.3 million, or 7.9%, compared to 2009. The changes in operating income reflected the aforementioned factors.
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
Specialty Pharmacy Segment
The Specialty Pharmacy segment includes the sale of specialty pharmacy products and services for the treatment of chronic and complex (potentially life-threatening) diseases. The following table presents selected Specialty Pharmacy segment comparative results of operations ($ in millions):

	December 31,			December 25,			December 26,
For Fiscal Years Ended	2011(1)	Variance		2010	Variance		2009

Product net revenues	$13,365.2	$2,119.1	18.8%	$11,246.1	$1,810.9	19.2%	$9,435.2
Service revenues	79.4	(23.8)	(23.1)%	103.2	10.9	11.8%	92.3

Total net revenues	13,444.6	2,095.3	18.5%	11,349.3	1,821.8	19.1%	9,527.5
Total cost of revenues	12,563.3	1,990.2	18.8%	10,573.1	1,747.4	19.8%	8,825.7

Total gross margin(2)	$881.3	$105.1	13.5%	$776.2	$74.4	10.6%	$701.8
Gross margin percentage	6.6%	(0.2)%		6.8%	(0.6)%		7.4%

Selling, general and administrative expenses	278.7	(16.6)	(5.6)%	295.3	(1.9)	(0.6)%	297.2
Amortization of intangibles	42.0	(0.7)	(1.6)%	42.7	(4.8)	(10.1)%	47.5

Operating income	$560.6	$122.4	27.9%	$438.2	$81.1	22.7%	$357.1

(1)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(2)	Represents total net revenues minus total cost of revenues.

Specialty Pharmacy total net revenues of $13,444.6 million for 2011 increased $2,095.3 million, compared to revenues of $11,349.3 million for 2010, primarily reflecting growth in prescription volumes including the extra week of volume in fiscal 2011, increases in manufacturer brand pricing, broader utilization of specialty products, and the impact of recently introduced drugs. Specialty Pharmacy total net revenues of $11,349.3 million for 2010 increased $1,821.8 million compared to revenues of $9,527.5 million for 2009, primarily reflecting increases in manufacturer brand pricing, as well as growth in prescription volumes from new and existing clients.
Gross margins were 6.6% of net revenues for 2011, compared to 6.8% for 2010, primarily reflecting product and channel mix effects experienced in 2011 as compared to 2010. Gross margin was 6.8% of net revenues for 2010 compared to 7.4% of net revenues for 2009, primarily reflecting product, channel and new-client mix.
SG&A expenses of $278.7 million for 2011 decreased $16.6 million compared to $295.3 million for 2010. This decrease primarily reflects lower employee labor and related expenses. SG&A expenses of $295.3 million for 2010 decreased $1.9 million compared to 2009, primarily reflecting lower employee and related expenses, partially offset by higher professional fees. Amortization of intangible assets was $42.0 million for 2011, $42.7 million for 2010, and $47.5 million for 2009.
Operating income of $560.6 million for 2011 increased $122.4 million, or 27.9%, compared to operating income of $438.2 million for 2010. Operating income of $438.2 million for 2010 increased $81.1 million, or 22.7%, compared to operating income of $357.1 million for 2009. The changes in operating income reflected the aforementioned factors.
See Note 13, “Segment and Geographic Data,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources
Cash Flows
The following table presents selected data from our consolidated statements of cash flows ($ in millions):

	December 31,		December 25,		December 26,
For Fiscal Years Ended	2011(1)	Variance	2010(1)	Variance	2009

Net cash provided by operating activities	$1,282.4	$(1,062.3)	$2,344.7	$(1,156.7)	$3,501.4
Net cash used by investing activities	(327.6)	691.9	(1,019.5)	(714.5)	(305.0)
Net cash used by financing activities	(1,579.1)	1,420.9	(3,000.0)	(1,393.4)	(1,606.6)

Net (decrease) increase in cash and cash equivalents	(624.3)	1,050.5	(1,674.8)	(3,264.6)	1,589.8
Cash and cash equivalents at beginning of year	853.4	(1,674.8)	2,528.2	1,589.8	938.4

Cash and cash equivalents at end of year	$229.1	$(624.3)	$853.4	$(1,674.8)	$2,528.2

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.
Operating Activities. Net cash provided by operating activities of $1,282.4 million for 2011 primarily reflects net income of $1,455.7 million, with non-cash adjustments for depreciation, amortization and stock-based compensation of $675.1 million. In addition, there were net cash inflows of $146.6 million from a decrease in inventories, net, reflecting continued initiatives to optimize inventory levels. These increases were partially offset by net cash outflows of $314.7 million from an increase in prepaid expenses and other current assets primarily due to the timing of a significant prepaid client rebate, and net cash outflows of $303.7 million from an increase in client accounts receivable, net, and net cash outflows of $221.1 million from an increase in manufacturer accounts receivable, net, both primarily due to the timing of payments and business growth. Additionally, there were net cash outflows from a decrease in claims and other accounts payable of $155.7 million primarily due to the timing of our payment cycles.
The $1,062.3 million decrease in net cash provided by operating activities for 2011 compared to 2010 is primarily due to decreased cash flows of $441.8 million from client rebates and guarantees payable due to the timing of payments, and decreased cash flows of $197.3 million from the collection of income taxes receivable, primarily from the IRS, in the first quarter of 2010 for the 2003 through 2005 tax years. There were also decreased cash flows of $316.2 million from prepaid expenses and other current assets primarily resulting from the timing of the aforementioned prepaid client rebate.
Net cash provided by operating activities of $2,344.7 million for 2010 primarily reflects net income of $1,427.3 million, with non-cash adjustments for depreciation, amortization and stock-based compensation of $632.0 million. In addition, there were net cash inflows of $271.0 million from a decrease in inventories, net, reflecting continued initiatives to optimize inventory levels, $346.3 million from an increase in client rebates and guarantees payable, reflecting timing of payments, and $194.3 million from a net decrease in income taxes receivable, primarily resulting from the receipt of the tax refund noted above. These increases were partially offset by net cash outflows of $550.2 million from an increase in client accounts receivable, net, and net cash outflows of $129.7 million from an increase in manufacturer accounts receivable, net, both primarily due to business growth. Additionally, client accounts receivable, net, increased approximately $204.0 million from timing associated with a receivable from CMS for our Medicare PDP product offerings.
The $1,156.7 million decrease in net cash provided by operating activities for 2010 compared to 2009 is primarily due to our residual working capital opportunities not being as significant in 2010 as compared to 2009. This is primarily reflected in a decrease in cash flows of $300.4 million from inventories, net, and $223.1 million from manufacturer accounts receivable. Additionally, there was a decrease in cash flows of $646.1 million from claims and other accounts payable due to higher retail volumes and business growth in 2009 compared to 2010, and the timing of payments associated with our retail pharmacy claims. There were also decreased cash flows of $258.1 million from prepaid expenses and other current assets resulting from the timing of a significant prepaid client rebate, and $101.9 million from client rebates and guarantees payable. These decreases were partially offset by increased cash flows of $179.2 million from income taxes receivable due to the aforementioned tax refund received in 2010.

Investing Activities. The net cash used by investing activities of $327.6 million for 2011 is primarily attributable to capital expenditures of $324.6 million associated with capitalized software development in connection with client-related programs and our Medicare PDP product offerings, technology initiatives, and pharmacy operations hardware investments. The $691.9 million decrease in net cash used by investing activities for 2011 compared to 2010 is primarily due to a decrease in acquisitions of businesses, net of cash acquired of $737.5 million, largely related to the acquisition of UBC in September 2010, and a $15.2 million increase in the proceeds from the sale of securities and other investments. These decreases in net cash used by investing activities were partially offset by a $74.5 million increase in capital expenditures.
The net cash used by investing activities of $1,019.5 million for 2010 is primarily attributable to acquisitions of businesses, net of cash acquired of $752.5 million, primarily for the acquisition of UBC in September 2010, and capital expenditures of $250.1 million associated with: capitalized software development in connection with client-related programs and our Medicare PDP product offerings; technology and pharmacy operations hardware investments; and the construction of our third automated dispensing pharmacy in Whitestown, Indiana. Net cash used by investing activities also includes purchases of securities and other assets of $58.4 million. These cash outflows were partially offset by proceeds from the sale of securities and other investments of $41.5 million. The $714.5 million increase in net cash used by investing activities for 2010 compared to 2009 is primarily due to the UBC acquisition, a $45.7 million decrease in proceeds from the sale of securities and other investments, and an increase in capital expenditures of $11.3 million. These increases in net cash used by investing activities were partially offset by a $95.0 million decrease in purchases of securities and other assets.
Financing Activities. The net cash used by financing activities of $1,579.1 million for 2011 primarily results from $1,786.6 million in share repurchases, partially offset by net proceeds from employee stock plans of $145.8 million and excess tax benefits from stock-based compensation arrangements of $42.9 million. The decrease in net cash used by financing activities of $1,420.9 million for 2011 compared to 2010 primarily results from lower share repurchases of $2,338.2 million and higher net proceeds from employee stock plans of $45.7 million, partially offset by lower net proceeds from long-term debt of $973.2 million reflecting our underwritten public offering in September 2010.
The net cash used by financing activities of $3,000.0 million for 2010 primarily results from $4,124.8 million in share repurchases and repayments on long-term debt of $3,730.5 million, partially offset by proceeds from long-term debt of $4,703.7 million. Proceeds from long-term debt of $4,703.7 million consist of $998.7 million from our underwritten public offering of senior notes discussed below and proceeds from our revolving credit facility of $3,705.0 million. Repayments on long-term debt consist of repayments on our revolving credit facilities. The increase in net cash used by financing activities of $1,393.4 million for 2010 compared to 2009 primarily results from higher share repurchases of $2,886.3 million and lower net proceeds from employee stock plans of $52.1 million, partially offset by higher net proceeds from long-term debt of $973.2 million, including revolving credit facilities, and higher net proceeds from short-term debt of $592.0 million.
On September 10, 2010, we completed an underwritten public offering of $500 million aggregate principal amount of 5-year senior notes at a price to the public of 99.967 percent of par value, and $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.780 percent. The 5-year senior notes bear interest at a rate of 2.75% per annum, with an effective interest rate of 2.757%, and mature on September 15, 2015. The 10-year senior notes bear interest at a rate of 4.125% per annum, with an effective interest rate of 4.152%, and mature on September 15, 2020. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 20 basis points for the notes due 2015, and 25 basis points for the notes due 2020. We pay interest on the notes semi-annually on March 15 and September 15 of each year. We used the net proceeds from the offering for general corporate purposes, which included funding the UBC acquisition described in Note 3, “Acquisition of Businesses,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Total cash and short-term investments as of December 31, 2011 were $231.7 million, including $229.1 million in cash and cash equivalents. Total cash and short-term investments as of December 25, 2010 were $910.1 million, including $853.4 million in cash and cash equivalents. The decrease of $678.4 million in cash and short-term investments for 2011 primarily reflects the use of cash associated with share repurchase activity and capital expenditures, partially offset by net cash inflows from operating activities. Net cash inflows from operating activities were lower as a result of the 53-week fiscal year in 2011 resulting in a low cash point at year-end 2011 due to the timing of our client billing and retail pharmacy reimbursement cycle, as well as the timing of a prepaid client rebate.
Share Repurchase Programs
Since 2005, when we commenced our first share repurchase program, we have executed share repurchases of 285.5 million shares at a cost of $12.8 billion and at an average per-share cost of $45.00 through fiscal year-end 2011. In February 2011, our Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of our common stock over a two-year period commencing February 24, 2011. During fiscal year 2011, we repurchased 29.3 million shares at a cost of $1,786.6 million with an average per-share cost of $60.93 under our share repurchase programs.
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
Looking Forward
On July 20, 2011, we entered into a definitive Merger Agreement with Express Scripts and certain of its subsidiaries (as amended on November 7, 2011 by Amendment No. 1 thereto, the “Merger Agreement”) providing for the combination of Express Scripts and Medco under a new holding company, New Express Scripts. Subject to the terms and conditions set forth in the Merger Agreement, upon the closing of the transaction, each share of Medco common stock will be converted into the right to receive $28.80 in cash and 0.81 shares of New Express Scripts. Upon closing of the transaction, Express Scripts’ shareholders are expected to own approximately 59% of the combined company and Medco’s shareholders are expected to own approximately 41%. The transaction is expected to close in the first half of 2012. The merger is subject to regulatory clearance and other customary closing conditions. The shareholders approved the merger on December 21, 2011. Currently, Express Scripts and Medco are independent companies, and they will continue to be managed and operated as such until the completion of the pending merger.
We believe that our current liquidity and prospects for strong cash flows from operations, including effective working capital management, assist in limiting the effects on our business from economic factors. The senior unsecured credit facility matures on April 30, 2012 and therefore we have classified all outstanding balances related to the facility as current portion of long-term debt on the consolidated balance sheet as of December 31, 2011. At December 31, 2011, we had additional committed borrowing capacity under our revolving credit facility of $999 million, borrowing capacity under our 364-day accounts receivable financing facility of $600 million, and uncommitted borrowing capacity under our credit lines of $450 million. Our accounts receivable financing facility is renewable annually in July at the option of both Medco and the banks and was renewed on July 25, 2011.

On January 23, 2012, we refinanced our $2 billion unsecured revolving credit facility with a 364-day $2 billion senior unsecured revolving credit facility, which may be increased by an amount up to $0.5 billion at the Company’s option. In addition to replacing the Company’s existing $2 billion senior unsecured revolving credit facility, the new credit facility is available to support our general corporate activities, working capital requirements and capital expenditures. As of January 23, 2012, the Company had $999 million available for borrowing under the new revolving credit facility, exclusive of $1 million in issued letters of credit and consistent with our previous unsecured revolving credit facility. The Company may, at its option, extend the maturity date of the new credit facility by an additional 364 days, whereupon any outstanding revolving loans will be converted to term loans during the extension period. The $1 billion term loan portion of the April 30, 2007 senior unsecured credit facility remains outstanding and is due to be repaid by April 30, 2012. The Company anticipates repayment of the $1 billion senior unsecured term loan at maturity.
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
Financing Facilities
We have senior unsecured bank credit facilities consisting of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The term loan matures on April 30, 2012, at which time the entire facility is required to be repaid. We anticipate repaying the $1 billion senior unsecured term loan at maturity. If there are pre-payments on the term loan prior to the maturity date, that portion of the loan would be extinguished. At our current debt ratings, the credit facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a 0.45 percent margin, with a 10 basis point commitment fee due on the unused portion of the revolving credit facility.
The outstanding balance under the revolving credit facility was $1.0 billion as of December 31, 2011 and December 25, 2010. There were draw-downs of $11.7 billion and repayments of $11.7 billion under the revolving credit facility during 2011. As of December 31, 2011, we had $999.0 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $1.0 million in issued letters of credit. As of December 25, 2010, we had $993.5 million available for borrowing under our revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $6.5 million in issued letters of credit.
On January 23, 2012, we entered into a new $2 billion 364-day senior unsecured revolving credit facility, which is available to support our general corporate activities, working capital requirements and capital expenditures. See Note 15, “Subsequent Event — Debt Refinancing” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Accounts Receivable Financing Facility and Other Short-Term Debt
Through a wholly-owned subsidiary, we have a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by our pharmaceutical manufacturer rebates accounts receivable. During 2011, we drew down $1,443 million and repaid $1,443 million under the facility, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of December 31, 2011. During 2010, we drew down $550 million and repaid $550 million under the facility, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of December 25, 2010. We pay interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by our credit rating. This facility is renewable annually at the option of both Medco and the banks and was renewed on July 25, 2011. Additionally, we had short-term debt of $42.7 million and $23.6 million outstanding as of December 31, 2011 and December 25, 2010, respectively, under a $47.9 million and $23.6 million short-term revolving credit facility, respectively. The weighted average annual interest rate on amounts outstanding under the short-term revolving credit facility was 2.24% and 1.72% at December 31, 2011 and December 25, 2010, respectively.
Credit Lines
We currently have access to four uncommitted credit lines that we utilize from time to time to meet daily working capital needs and to take advantage of lower interest rates. Borrowings under these arrangements cannot exceed $450 million in total. These credit lines are supplemental, typically utilized for overnight borrowings, and not considered replacements of our committed credit facilities. There were no amounts outstanding under our credit lines as of December 31, 2011 and December 25, 2010.
Interest Rates
The weighted average annual interest rate on our indebtedness was approximately 3.5% for 2011 compared to 3.9% for 2010, reflecting lower interest rates on the floating rate components of outstanding debt, partially offset by a higher mix of fixed rate compared with variable rate outstanding debt. The weighted average annual interest rate on our indebtedness was consistent at approximately 3.9% for 2010 compared to 3.8% for 2009, reflecting a higher mix of fixed rate compared with variable rate outstanding debt, partially offset by lower interest rates on the floating rate components of outstanding debt. Several factors could change the weighted average annual interest rate, including but not limited to, a change in our debt ratings, reference rates used under our senior unsecured bank credit facilities, accounts receivable financing facility and swap agreements, and the mix of our debt.
Swap Agreements
In December 2007, we entered into forward-starting interest rate swap agreements to manage our exposure to changes in benchmark interest rates and to mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term fixed rate financing described above. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate. In March 2008, following the issuance of $300 million aggregate principal amount of 5-year senior notes and $1.2 billion aggregate principal amount of 10-year senior notes, the cash flow hedges were settled for $45.4 million and included a $9.8 million ineffective portion that was immediately expensed and recorded as an increase to interest (income) and other (income) expense, net, for the year ended December 27, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which we hedged our exposure to variability in future cash flows. The unamortized effective portion reflected in accumulated other comprehensive loss as of December 31, 2011 and December 25, 2010 was $13.7 million and $15.9 million, net of tax, respectively.

In 2004, we entered into five interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes due in 2013. These swap agreements were entered into as an effective hedge to (i) convert a portion of the senior note fixed rate debt into floating rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating rate debt; and (iii) lower the interest expense on these notes in the near term. The fair value of our obligation under our interest rate swap agreements, represented net receivables of $12.9 million and $16.9 million as of December 31, 2011 and December 25, 2010, respectively, which are reported in other noncurrent assets, with offsetting amounts reported in long-term debt, net, on our consolidated balance sheets. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
Covenants
All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. We were in compliance with all covenants at December 31, 2011 and December 25, 2010.
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
EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of EBITDA performance on a per-unit basis, providing insight into the cash-generating ability of each prescription. EBITDA, and as a result, EBITDA per adjusted prescription, are affected by the changes in prescription volumes between retail and mail order, the relative mix of brand-name, generic and specialty pharmacy drugs, as well as the level of efficiency in the business. Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

The following table reconciles our reported net income to EBITDA and presents EBITDA per adjusted prescription for each of the respective periods (in millions, except for EBITDA per adjusted prescription data):

	December 31,		December 25,	December 26,
For Fiscal Years Ended	2011(1)(2)		2010(1)	2009

Net income	$1,455.7		$1,427.3	$1,280.3
Add:
Interest expense	208.5		172.5	172.5
Interest (income) and other (income) expense, net	1.3		(9.4)	(9.9)
Provision for income taxes	920.1	(3)	906.9	823.0	(3)
Depreciation expense	213.1		189.5	179.0
Amortization expense	291.9		287.4	305.6

EBITDA	$3,090.6		$2,974.2	$2,750.5

Adjustment for 2011 merger-related expenses(4)	80.2		—	—

EBITDA, excluding 2011 merger-related expenses	$3,170.8		$2,974.2	$2,750.5

Adjusted prescriptions(5)	980.7		957.0	898.8

EBITDA per adjusted prescription	$3.15		$3.11	$3.06

EBITDA per adjusted prescription, excluding 2011 merger-related expenses	$3.23		$3.11	$3.06

(1)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(2)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(3)
2011 and 2009 include tax benefits of $19 million and $22 million, respectively. See Note 10, “Taxes on Income,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(4)	Represents pre-tax merger-related expenses associated with the pending Express Scripts merger.

(5)
Adjusted prescription volume equals substantially all mail-order prescriptions multiplied by three, plus retail prescriptions. These mail-order prescriptions are multiplied by three to adjust for the fact that they include approximately three times the amount of product days supplied compared with retail prescriptions.

EBITDA and EBITDA per adjusted prescription were $3,090.6 million and $3.15, respectively, for 2011 including the aforementioned merger-related expenses. Excluding merger-related expenses, 2011 EBITDA and EBITDA per adjusted prescription were $3,170.8 million and $3.23, respectively. For 2011 excluding merger-related expenses compared to 2010, EBITDA increased 6.6%, compared to an increase in net income of 5.5%, and an increase in EBITDA per adjusted prescription of 3.9%. The higher rate of increase for EBITDA compared with net income primarily reflects the aforementioned higher interest and depreciation expenses. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA primarily reflects client renewal pricing, partially offset by higher generic dispensing rates.
For 2010 compared to 2009, EBITDA increased by 8.1%, compared to an increase in net income of 11.5%, and an increase in EBITDA per adjusted prescription of 1.6%. The lower rate of increase for EBITDA compared with net income primarily reflects the aforementioned lower intangible amortization expense, as well as a lower effective tax rate. The lower rate of increase for EBITDA per adjusted prescription compared to EBITDA reflects higher retail volumes and client renewal pricing, partially offset by higher generic dispensing rates.

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

	December 31,	December 25,	December 26,
For Fiscal Years Ended	2011(1)	2010	2009
Diluted earnings per share	$3.62	$3.16	$2.61
Adjustment for merger-related expenses(2)	0.12	—	—

Diluted earnings per share, excluding merger-related expenses	$3.74	$3.16	$2.61
Adjustment for the amortization of intangible assets(3)	0.43	0.39	0.37

Diluted earnings per share, excluding all intangible amortization and merger-related expenses	$4.17	$3.55	$2.98

(1)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(2)	This adjustment represents the per-share effect of 2011 pre-tax merger-related expenses of $80.2 million, or $49.5 million after tax, associated with the pending Express Scripts merger.

(3)	This adjustment represents the per-share effect of all intangible amortization.

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of December 31, 2011, as well as our long-term debt obligations ($ in millions):
Payments Due By Period

	Total	2012		2013-2014	2015-2016	Thereafter

Long-term debt obligations (1)	$5,000.0	$2,000.0	(2)	$800.0	$500.0	$1,700.0
Interest payments on long-term debt obligations(3)	847.8	179.8		266.2	222.0	179.8
Operating lease obligations(4)	192.8	60.3		83.3	27.4	21.8
Prescription drug purchase commitments(5)	883.1	274.3		608.8	—	—
Other(6)	105.8	67.8		38.0	—	—

Total	$7,029.5	$2,582.2		$1,796.3	$749.4	$1,901.6

(1)
Long-term debt obligations exclude $11.3 million in total unamortized discounts on our senior notes, and the fair value of interest rate swap agreements of $12.9 million on $200 million of the $500 million in 7.25% senior notes.

(2)
At December 31, 2011 we had $1 billion outstanding on our revolving credit facility and $1 billion outstanding on our term loan due to be paid by April 30, 2012. On January 23, 2012, we entered into a new $2 billion 364-day senior unsecured revolving credit facility, replacing our existing $2 billion senior unsecured revolving credit facility. The $1 billion term loan remains outstanding and is anticipated to be repaid on April 30, 2012.

(3)
The variable component of interest expense for the senior unsecured credit facility is based on the December 2011 LIBOR. The LIBOR fluctuates and may result in differences in the presented interest expense on long-term debt obligations.

(4)
Primarily reflects contractual operating lease commitments to lease pharmacy and call center pharmacy facilities, offices and warehouse space, as well as pill dispensing and counting devices and other operating equipment for use in our mail-order pharmacies and computer equipment for use in our data centers and corporate headquarters.

(5)	Represents fixed contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with our Specialty Pharmacy business.

(6)
Consists of purchase commitments for diabetes supplies of $28.7 million, technology-related agreements of $23.9 million and advertising commitments of $0.6 million. Additionally, $52.6 million represents various purchase obligations anticipated to be fully settled by 2014, most of which are included in other noncurrent liabilities in the audited consolidated balance sheet as of December 31, 2011.

We have a remaining minimum pension funding requirement of $17.1 million under the Internal Revenue Code (“IRC”) during 2012.
As of December 31, 2011, we had letters of credit outstanding of approximately $6.4 million, of which $1.0 million were issued under our senior unsecured revolving credit facility and are primarily collateral for the deductible portion of our workers’ compensation coverage.
As of December 31, 2011, we have total gross liabilities for income tax contingencies of $140.7 million on our consolidated balance sheet. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2016. In addition, approximately 14% of the income tax contingencies are anticipated to settle over the next twelve months.
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

Interest Rate and Foreign Exchange Risk
We have floating rate debt with our bank credit facility and accounts receivable financing facility, and investments in marketable securities that are subject to interest rate volatility, which is our principal market risk. In addition, we have interest rate swap agreements on $200 million of the $500 million in 7.25% senior notes. As a result of these interest rate swap agreements, the $200 million of senior notes is subject to interest rate volatility. A 25 basis point change in the weighted average interest rate relating to the credit facilities’ balances outstanding and interest rate swap agreements as of December 31, 2011, which are subject to variable interest rates based on LIBOR, and the accounts receivable financing facility, which is subject to the commercial paper rate, would yield a change of approximately $5.5 million in annual interest expense. We do not expect our future cash flows to be affected to any significant degree by a sudden change in market interest rates.
We operate our business primarily within the United States and execute the vast majority of our transactions in U.S. dollars. However, as a result of our acquisitions of Europa Apotheek, based in the Netherlands, and UBC, with operations in Europe and Asia, we have become subject to foreign currency translation risk. As of December 31, 2011, approximately 38% of the accumulated other comprehensive loss component of our stockholders’ equity represents an unrecognized foreign currency translation loss, reflecting the weakened euro since the Europa Apotheek acquisition.
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
We deduct from our revenues the manufacturers’ rebates that are earned by our clients based on their members’ utilization of brand-name formulary drugs. We estimate these rebates at period-end based on actual and estimated claims data and our estimates of the manufacturers’ rebates earned by our clients. We base our estimates on the best available data at period-end and recent history for the various factors that can affect the amount of rebates due to the client. We adjust our rebates payable to clients to the actual amounts paid when these rebates are paid, generally on a quarterly basis, or as significant events occur. We record any cumulative effect of these adjustments against revenues as identified, and adjust our estimates prospectively to consider recurring matters. Adjustments generally result from contract changes with our clients, differences between the estimated and actual product mix subject to rebates or whether the product was included in the applicable formulary. Historically, the effect of these adjustments has not been material to our results of operations. We also deduct from our revenues discounts offered and guarantees regarding the level of service we will provide to the client or member or the minimum level of rebates or discounts the client will receive, as well as other payments made to our clients. Other contractual payments include, for example, implementation allowances and payments related to performance guarantees. Where we provide implementation or other allowances to clients upon contract initiation, we capitalize these payments and amortize them, generally on a straight-line basis, over the life of the contract as a reduction of revenue. Payments are capitalized only in cases where they are refundable upon cancellation or relate to noncancelable contracts.
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
In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. In 2011, non-low-income members receive a cost share benefit under the coverage gap discount program with brand pharmaceutical manufacturers. The coverage gap cost share program covers 50% of the member co-payment in the coverage gap for participating brand-name drugs. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members, pharmaceutical manufacturers or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income. For further details, see Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Premium revenues for our PDP products, which exclude member cost share, were $720 million, or 1% of total net revenues, in 2011, $687 million, or 1% of total net revenues, in 2010, and $543 million, or less than 1% of total net revenues, in 2009.
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
Client Accounts Receivable, Net. Client accounts receivable, net, includes billed and estimated unbilled receivables from clients for the PBM and Specialty Pharmacy segments. Unbilled PBM receivables are primarily from clients and are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled PBM receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Client accounts receivable, net, also includes a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. Our client accounts receivable also includes receivables from CMS for our Medicare Part D product offerings and premiums from members. At December 31, 2011 and December 25, 2010, the CMS receivable was approximately $86.0 million and $216.1 million, respectively. A component of the PBM business includes diabetes supplies dispensed under our Liberty brand with the associated receivables primarily reimbursed from government agencies and insurance companies. As a result, this component of the PBM business experiences slower accounts receivable turnover.
Allowance for Doubtful Accounts. We estimate the allowance for doubtful accounts for our PBM and Specialty Pharmacy segments based upon a variety of factors, including the age of the outstanding receivables, trends of cash collections and bad debt write-offs, recent economic factors, and our historical experience of collecting the patient co-payments and deductibles. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted. The allowance associated with the majority of our PBM segment has historically been negligible because of the contractual obligation for clients to pay outstanding accounts receivable in short duration. The allowance for our PBM segment also reflects amounts associated with member premiums for our Medicare Part D product offerings and amounts related to Liberty for diabetes supplies, which are primarily reimbursed by government agencies and insurance companies.

The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the PBM business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The products and services are often covered through medical benefit programs with the primary payors being insurance companies and government programs. These payors typically have a longer processing cycle because the high dollar-value of specialty claims triggers additional documentation requirements and clinical reviews. Additionally, patient co-payments and deductibles are typically higher reflecting the higher product costs.
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
Goodwill and Intangible Assets. Goodwill primarily represents, for our PBM segment, the excess of acquisition costs over the fair value of our net assets that had been pushed down to our consolidated balance sheets and existed when we became an independent, publicly traded enterprise in 2003, and, to a significantly lesser extent, our acquisitions subsequent to 2003. For our Specialty Pharmacy segment, goodwill primarily reflects a portion of the excess of the purchase price we paid to acquire Accredo in 2005 over the fair value of tangible net assets acquired. Goodwill is assessed for impairment annually for each of our segment’s reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to the reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. We would be required to record an impairment charge to the extent recorded goodwill exceeds the fair value amount of goodwill resulting from this allocation. In September 2011, the FASB issued guidance that simplified how an entity tests goodwill for impairment. The revised guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. The guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. We performed the quantitative impairment test for all reporting units in the third quarter of 2011 and we early adopted the FASB’s guidance in 2011. The most recent assessment for impairment of goodwill for each of the designated reporting units was performed as of September 24, 2011. The goodwill was determined not to be impaired and there have been no significant subsequent changes in events or circumstances.
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

As of December 31, 2011, the weighted average useful life of intangible assets subject to amortization is 22 years in total. The weighted average useful life is approximately 22 years for the PBM intangible assets and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. The Company expenses the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of December 31, 2011 is approximately 1.9 years. The Company has experienced client retention rates of approximately 99% over the past two years.
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
We reassess our benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is determined annually and is evaluated and modified to reflect, at the end of our fiscal year, the prevailing market rate of a portfolio of high-quality corporate bond investments that would provide the future cash flows needed to settle benefit obligations as they come due. At December 31, 2011, the discount rate utilized was 4.10% for our pension plans, and 3.30% for our other postretirement benefit plans.
The expected rate of return for the pension plan represents the average rate of return to be earned on the plan assets over the period the benefits included in the benefit obligation are to be paid. The expected return on plan assets is determined by multiplying the expected long-term rate of return by the fair value of the plan assets and contributions, offset by expected return on expected benefit payments. In developing the expected rate of return, we consider long-term compounded annualized returns of historical market data, as well as historical actual returns on our plan assets. Using this reference information, we develop forward-looking return expectations for each asset class and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. As a result of this analysis, for 2012, the expected rate of return assumption will be 7.5% for our pension plan.
Actuarial assumptions are based on management’s best estimates and judgment. The following analysis indicates the sensitivity of pension and postretirement benefit costs for the year ending December 31, 2011 and associated obligation balances as of fiscal year-end 2011, to changes in rate assumptions. A reasonably possible increase of 50 basis points in the assumed discount rate, with other assumptions held constant, would have increased net pension and postretirement benefit cost by an estimated $0.2 million, and would have decreased the year-end benefit obligations by approximately $10.1 million. A reasonably possible decrease of 50 basis points in the assumed discount rate, with other assumptions held constant, would have decreased net pension and postretirement benefit cost by an estimated $0.2 million, and would have increased the year-end benefit obligations by approximately $10.1 million. A reasonably possible increase of 50 basis points in the expected rate of return assumption, with other assumptions held constant, would have decreased net pension cost by an estimated $1.0 million. A reasonably possible decrease of 50 basis points in the expected rate of return assumption, with other assumptions held constant, would have increased net pension cost by an estimated $1.0 million. See Note 9, “Pension and Other Postretirement Benefits,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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
In addition, the standard requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $42.9 million, $52.0 million and $64.3 million for fiscal years 2011, 2010 and 2009, respectively, be reported as a component of cash flows from financing activities. We classify stock-based compensation within cost of product net revenues and SG&A expenses to correspond with the financial statement components in which cash compensation paid to employees and directors is recorded.

Recently Adopted Financial Accounting Standard
Testing Goodwill for Impairment
In September 2011, the FASB issued an accounting standard intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the amendments in this standard, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Our early adoption of this standard in 2011 had no impact on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncement
Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standard with respect to the presentation of other comprehensive income in financial statements. The main provisions of the standard provide that an entity that reports other comprehensive income has the option to present comprehensive income in either a single statement or in a two-statement approach. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement, followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In December 2011, the FASB issued additional guidance on this standard which deferred the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both the interim and annual financial statements. The Company will be required to adopt this standard retrospectively for interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this standard in fiscal year 2012 to have a material impact on its consolidated financial statements.

CONDENSED INTERIM FINANCIAL DATA (UNAUDITED)
(In millions, except for per share amounts)

2011	4th Quarter(1)(2)	3rd Quarter(1)	2nd Quarter	1st Quarter
Product net revenues(4)	$18,574.6	$16,602.8	$16,724.1	$16,661.8
Service revenues	413.6	378.7	349.9	357.8

Total net revenues(4)	18,988.2	16,981.5	17,074.0	17,019.6

Cost of operations:
Cost of product net revenues(4)	17,552.0	15,692.1	15,846.0	15,828.9
Cost of service revenues	156.8	122.3	122.6	120.4

Total cost of revenues(4)	17,708.8	15,814.4	15,968.6	15,949.3
Selling, general and administrative expenses	481.7	455.6	420.3	387.1
Amortization of intangibles	72.3	73.2	73.3	73.2
Interest expense	52.1	52.2	52.3	51.9
Interest (income) and other (income) expense, net	(0.4)	(2.6)	1.9	2.3

Total costs and expenses	18,314.5	16,392.8	16,516.4	16,463.8

Income before provision for income taxes	673.7	588.7	557.6	555.8
Provision for income taxes	249.3	233.3	214.8	222.7

Net income	$424.4	$355.4	$342.8	$333.1

Basic weighted average shares outstanding	387.8	388.0	397.6	405.5
Basic earnings per share	$1.09	$0.92	$0.86	$0.82

Diluted weighted average shares outstanding	394.7	394.9	405.1	414.2
Diluted earnings per share	$1.08	$0.90	$0.85	$0.80
Adjustment for merger-related expenses(5)	0.06	0.06	—	—
Diluted earnings per share, excluding merger-related expenses	$1.14	$0.96	$0.85	$0.80
Adjustment for the amortization of intangible assets(6)	0.11	0.11	0.11	0.11
Diluted earnings per share, excluding all intangible amortization and merger-related expenses	$1.25	$1.07	$0.96	$0.91

2010	4th Quarter	3rd Quarter(3)	2nd Quarter	1st Quarter
Product net revenues(7)	$16,580.5	$16,062.0	$16,163.3	$16,083.7
Service revenues	349.7	257.8	244.2	227.2

Total net revenues(7)	16,930.2	16,319.8	16,407.5	16,310.9

Cost of operations:
Cost of product net revenues(7)	15,637.1	15,127.2	15,284.5	15,253.6
Cost of service revenues	131.9	73.1	61.3	64.6

Total cost of revenues(7)	15,769.0	15,200.3	15,345.8	15,318.2
Selling, general and administrative expenses	428.5	395.0	376.4	350.6
Amortization of intangibles	75.0	71.2	70.7	70.5
Interest expense	49.5	43.4	38.8	40.7
Interest (income) and other (income) expense, net	0.9	(2.6)	(6.3)	(1.4)

Total costs and expenses	16,322.9	15,707.3	15,825.4	15,778.6

Income before provision for income taxes	607.3	612.5	582.1	532.3
Provision for income taxes	228.8	241.0	225.2	211.8

Net income	$378.5	$371.5	$356.9	$320.5

Basic weighted average shares outstanding	421.4	429.9	453.0	467.7
Basic earnings per share	$0.90	$0.86	$0.79	$0.69

Diluted weighted average shares outstanding	430.2	437.1	462.0	478.2
Diluted earnings per share	$0.88	$0.85	$0.77	$0.67
Adjustment for the amortization of intangible assets(6)	0.11	0.10	0.10	0.09
Diluted earnings per share, excluding all intangible amortization	$0.99	$0.95	$0.87	$0.76

(1)
Includes pre-tax merger-related expenses of $36.6 million for the third quarter and $43.6 million for the fourth quarter associated with the pending Express Scripts merger, with $35.6 million and $42.3 million, respectively, in SG&A expenses, and $1.0 million and $1.3 million, respectively, in cost of product net revenues.

(2)	14-week fiscal quarter. All other fiscal quarters are comprised of 13 weeks.

(3)	The third quarter of 2010, and all subsequent periods, includes the operating results of UBC commencing on the September 16, 2010 acquisition date.

(4)	Includes retail co-payments of $2,342 million for the fourth quarter, $2,140 million for the third quarter, $2,255 million for the second quarter and $2,513 million for the first quarter of 2011.

(5)
This adjustment represents the per-share effect of the aforementioned 2011 pre-tax merger-related expenses of $36.6 million, or $22.0 million after tax, for the third quarter, and $43.6 million, or $27.5 million after tax, for the fourth quarter, associated with the pending Express Scripts merger.

(6)	This adjustment represents the per-share effect of all intangible amortization.

(7)	Includes retail co-payments of $2,275 million for the fourth quarter, $2,216 million for the third quarter, $2,279 million for the second quarter and $2,471 million for the first quarter of 2010.
2011 includes pre-tax merger-related expenses of $36.6 million for the third quarter and $43.6 million for the fourth quarter associated with the pending Express Scripts merger, with $35.6 million and $42.3 million, respectively, in SG&A expenses, and $1.0 million and $1.3 million, respectively, in cost of product net revenues. The first-quarter 2011 includes a benefit associated with changes to the employee postretirement healthcare benefit plan of $30.6 million, with $22.6 million in gross margin and $8.0 million in SG&A expenses. The fourth quarter of 2011 includes an income tax benefit of $19 million.
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

Item 8. Financial Statements and Supplementary Data.

*
Selected quarterly financial data for the fiscal years ended December 31, 2011 and December 25, 2010 is included herein under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Condensed Interim Financial Data (Unaudited).”

See Item 9A, “Controls and Procedures,” for Management’s Annual Report on Internal Control over Financial Reporting.
See Item 15, “Exhibits, Financial Statement Schedules,” for financial statement Schedule II, Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Medco Health Solutions, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Medco Health Solutions, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
February 21, 2012

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	December 31,	December 25,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$229.1	$853.4
Short-term investments	2.6	56.7
Manufacturer accounts receivable, net	2,132.7	1,895.1
Client accounts receivable, net	2,737.6	2,553.1
Inventories, net	897.8	1,013.2
Prepaid expenses and other current assets	400.7	75.8
Deferred tax assets	280.0	238.4

Total current assets	6,680.5	6,685.7
Property and equipment, net	1,108.4	993.6
Goodwill	6,953.8	6,939.5
Intangible assets, net	2,148.0	2,409.8
Other noncurrent assets	72.1	68.7

Total assets	$16,962.8	$17,097.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims and other accounts payable	$3,375.5	$3,495.4
Client rebates and guarantees payable	2,357.7	2,453.2
Accrued expenses and other current liabilities	973.4	910.2
Short-term debt	42.7	23.6
Current portion of long-term debt	2,000.0	—

Total current liabilities	8,749.3	6,882.4
Long-term debt, net	3,001.6	5,003.6
Deferred tax liabilities	988.4	985.1
Other noncurrent liabilities	214.1	239.4

Total liabilities	12,953.4	13,110.5

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01— authorized: 10,000,000 shares; issued and outstanding: 0	—	—
Common stock, par value $0.01— authorized: 2,000,000,000 shares; issued: 673,083,808 shares at December 31, 2011 and 666,836,033 shares at December 25, 2010	6.7	6.7
Accumulated other comprehensive loss	(57.6)	(53.5)
Additional paid-in capital	8,820.6	8,463.0
Retained earnings	8,092.6	6,636.9

	16,862.3	15,053.1
Treasury stock, at cost: 285,620,728 shares at December 31, 2011 and 256,298,405 shares at December 25, 2010	(12,852.9)	(11,066.3)

Total stockholders’ equity	4,009.4	3,986.8

Total liabilities and stockholders’ equity	$16,962.8	$17,097.3

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except for per share data)

	December 31,	December 25,	December 26,
For Fiscal Years Ended	2011	2010	2009
Product net revenues (Includes retail co-payments of $9,250 for 2011, $9,241 for 2010, and $8,661 for 2009)	$68,563.3	$64,889.4	$58,961.4
Service revenues	1,500.0	1,078.9	842.8

Total net revenues	70,063.3	65,968.3	59,804.2

Cost of operations:
Cost of product net revenues (Includes retail co-payments of $9,250 for 2011, $9,241 for 2010, and $8,661 for 2009)	64,919.0	61,302.4	55,523.1
Cost of service revenues	522.1	330.8	254.1

Total cost of revenues	65,441.1	61,633.2	55,777.2
Selling, general and administrative expenses	1,744.7	1,550.4	1,455.5
Amortization of intangibles	291.9	287.4	305.6
Interest expense	208.5	172.5	172.5
Interest (income) and other (income) expense, net	1.3	(9.4)	(9.9)

Total costs and expenses	67,687.5	63,634.1	57,700.9

Income before provision for income taxes	2,375.8	2,334.2	2,103.3
Provision for income taxes	920.1	906.9	823.0

Net income	$1,455.7	$1,427.3	$1,280.3

Basic weighted average shares outstanding	394.7	443.0	481.1

Basic earnings per share	$3.69	$3.22	$2.66

Diluted weighted average shares outstanding	402.3	451.8	490.0

Diluted earnings per share	$3.62	$3.16	$2.61

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Shares in thousands; $ in millions, except for per share data)

	Shares of			Accumulated
	Common	Shares of	$0.01 Par Value	Other
	Stock	Treasury	Common	Comprehensive	Additional
	Issued	Stock	Stock	Income (Loss)	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balances at December 27, 2008	652,387	159,061	$6.5	$(63.8)	$7,788.9	$3,929.3	$(5,703.0)	$5,957.9

Comprehensive income:
Net income	—	—	—	—	—	1,280.3	—	1,280.3

Other comprehensive income (loss)(1):
Unrealized loss on investments, net of tax	—	—	—	(0.1)	—	—	—	(0.1)
Foreign currency translation gain (loss)	—	—	—	2.9	—	—	—	2.9
Amortization of unrealized loss on cash flow hedge, net of tax	—	—	—	1.9	—	—	—	1.9
Defined benefit plans, net of tax:
Net prior service cost	—	—	—	(2.4)	—	—	—	(2.4)
Net gain (loss)	—	—	—	17.3	—	—	—	17.3

Other comprehensive income (loss)	—	—	—	19.6	—	—	—	19.6

Total comprehensive income (loss)	—	—	—	19.6	—	1,280.3	—	1,299.9
Stock option activity, including tax benefit	6,997	—	0.1	—	298.4	—	—	298.5
Issuance of common stock under employee stock purchase plan	461	—	—	—	20.8	—	—	20.8
Restricted stock unit activity, including tax benefit	1,002	—	—	—	48.6	—	—	48.6
Treasury stock acquired	—	27,293	—	—	—	—	(1,238.5)	(1,238.5)

Balances at December 26, 2009	660,847	186,354	6.6	(44.2)	8,156.7	5,209.6	(6,941.5)	6,387.2

Comprehensive income:
Net income	—	—	—	—	—	1,427.3	—	1,427.3

Other comprehensive income (loss)(1):
Foreign currency translation gain (loss)	—	—	—	(11.0)	—	—	—	(11.0)
Amortization of unrealized loss on cash flow hedge, net of tax	—	—	—	2.2	—	—	—	2.2
Defined benefit plans, net of tax:
Net prior service cost	—	—	—	(2.4)	—	—	—	(2.4)
Net gain (loss)	—	—	—	1.9	—	—	—	1.9

Other comprehensive income (loss)	—	—	—	(9.3)	—	—	—	(9.3)

Total comprehensive income (loss)	—	—	—	(9.3)	—	1,427.3	—	1,418.0
Stock option activity, including tax benefit	4,267	—	0.1	—	239.5	—	—	239.6
Issuance of common stock under employee stock purchase plan	415	—	—	—	24.2	—	—	24.2
Restricted stock unit activity, including tax benefit	1,307	—	—	—	42.6	—	—	42.6
Treasury stock acquired	—	69,944	—	—	—	—	(4,124.8)	(4,124,8)

Balances at December 25, 2010	666,836	256,298	6.7	(53.5)	8,463.0	6,636.9	(11,066.3)	3,986.8

Comprehensive income:
Net income	—	—	—	—	—	1,455.7	—	1,455.7

Other comprehensive income (loss)(1):
Foreign currency translation gain and other	—	—	—	1.8	—	—	—	1.8
Amortization of unrealized loss on cash flow hedge, net of tax	—	—	—	2.2	—	—	—	2.2
Defined benefit plans, net of tax:
Net activity due to curtailments, net of tax	—			17.3				17.3
Net prior service cost	—	—	—	(0.9)	—	—	—	(0.9)
Net gain (loss)	—	—	—	(24.5)	—	—	—	(24.5)

Other comprehensive income (loss)	—	—	—	(4.1)	—	—	—	(4.1)

Total comprehensive income (loss)	—	—	—	(4.1)	—	1,455.7	—	1,451.6
Stock option activity, including tax benefit	4,919	—	—	—	275.5	—	—	275.5
Issuance of common stock under employee stock purchase plan	477	—	—	—	25.5	—	—	25.5
Restricted stock unit activity, including tax benefit	852	—	—	—	56.6	—	—	56.6
Treasury stock acquired	—	29,323	—	—	—	—	(1,786.6)	(1,786.6)

Balances at December 31, 2011	673,084	285,621	$6.7	$(57.6)	$8,820.6	$8,092.6	$(12,852.9)	$4,009.4

(1)	See Note 2, “Summary of Significant Accounting Policies—Other Comprehensive Income and Accumulated Other Comprehensive Income,” for more information.
The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	December 31,	December 25,	December 26,
For Fiscal Years Ended	2011	2010	2009
Cash flows from operating activities:
Net income	$1,455.7	$1,427.3	$1,280.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213.1	189.5	179.0
Amortization of intangibles	291.9	287.4	305.6
Deferred income taxes	(80.0)	(114.2)	(222.1)
Stock-based compensation on employee stock plans	170.1	155.1	146.0
Tax benefit on employee stock plans	85.6	94.9	106.2
Excess tax benefits from stock-based compensation arrangements	(42.9)	(52.0)	(64.3)
Other	136.3	131.2	138.3
Net changes in assets and liabilities (net of acquisition effects, 2011 and 2010 only):
Manufacturer accounts receivable, net	(221.1)	(129.7)	93.4
Client accounts receivable, net	(303.7)	(550.2)	(515.4)
Income taxes receivable	(3.0)	194.3	15.1
Inventories, net	146.6	271.0	571.4
Prepaid expenses and other current assets	(314.7)	1.5	259.6
Other noncurrent assets	(8.2)	(5.4)	12.8
Claims and other accounts payable	(155.7)	(18.9)	627.2
Client rebates and guarantees payable	(95.5)	346.3	448.2
Accrued expenses and other current and noncurrent liabilities	7.9	116.6	120.1

Net cash provided by operating activities	1,282.4	2,344.7	3,501.4

Cash flows from investing activities:
Capital expenditures	(324.6)	(250.1)	(238.8)
Purchases of securities and other assets	(44.7)	(58.4)	(153.4)
Acquisitions of businesses, net of cash acquired	(15.0)	(752.5)	—
Proceeds from sale of securities and other investments	56.7	41.5	87.2

Net cash used by investing activities	(327.6)	(1,019.5)	(305.0)

Cash flows from financing activities:
Proceeds from long-term debt	11,687.2	4,703.7	—
Repayments on long-term debt	(11,687.2)	(3,730.5)	—
Proceeds from accounts receivable financing facility and other	1,462.1	557.8	15.8
Repayments under accounts receivable financing facility	(1,443.0)	(550.0)	(600.0)
Debt issuance costs	(0.3)	(8.3)	(0.4)
Purchases of treasury stock	(1,786.6)	(4,124.8)	(1,238.5)
Excess tax benefits from stock-based compensation arrangements	42.9	52.0	64.3
Net proceeds from employee stock plans	145.8	100.1	152.2

Net cash used by financing activities	(1,579.1)	(3,000.0)	(1,606.6)

Net (decrease) increase in cash and cash equivalents	(624.3)	(1,674.8)	1,589.8
Cash and cash equivalents at beginning of year	853.4	2,528.2	938.4

Cash and cash equivalents at end of year	$229.1	$853.4	$2,528.2

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$203.5	$162.0	$168.2

Cash paid during the year for income taxes	$930.3	$660.8	$913.9

The accompanying notes are an integral part of these consolidated financial statements.

MEDCO HEALTH SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
Medco Health Solutions, Inc., (“Medco” or the “Company”) is a leading healthcare company that is pioneering the world’s most advanced pharmacy® and its clinical research and innovations are part of Medco making medicine smarter™ for more than 65 million members in 2011. Medco provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by Medicare Part D Prescription Drug Plans. The Company’s unique Medco Therapeutic Resource Centers®, which conduct therapy management programs using Medco Specialist Pharmacists who have expertise in the medications used to treat certain chronic conditions, as well as Accredo Health Group, Medco’s Specialty Pharmacy, represent innovative models for the care of patients with chronic and complex conditions. Additionally, Medco has capabilities and expertise in post-approval safety and economics outcomes research such as Risk Evaluation and Mitigation Strategies for biotechnology and other pharmaceutical drugs through the Company’s subsidiary, United BioSource Corporation® (“UBC”).
The Company’s business model requires collaboration with payors, retail pharmacies, physicians, pharmaceutical manufacturers, the Centers for Medicare & Medicaid Services (“CMS”) for Medicare, and, particularly in Specialty Pharmacy, collaboration with other third-party payors such as health insurers, and state Medicaid agencies. The Company’s programs and services help control the cost and enhance the quality of prescription drug benefits. The Company accomplishes this by providing pharmacy benefit management (“PBM”) services through its national networks of retail pharmacies and its own mail-order pharmacies, as well as through Accredo Health Group.
On July 20, 2011, the Company entered into a definitive Merger Agreement with Express Scripts, Inc. (“Express Scripts”) and certain of its subsidiaries (as amended on November 7, 2011 by Amendment No. 1 thereto, the “Merger Agreement”) providing for the combination of Express Scripts and Medco under a new holding company, New Express Scripts. As a result of the transactions contemplated by the Merger Agreement, former Medco shareholders and Express Scripts shareholders will own stock in New Express Scripts. Subject to the terms and conditions set forth in the Merger Agreement, upon the closing of the transaction, each share of Medco common stock will be converted into the right to receive $28.80 in cash and 0.81 shares of New Express Scripts. Upon closing of the transaction, Express Scripts’ shareholders are expected to own approximately 59% of the combined company and Medco’s shareholders are expected to own approximately 41%. The transaction is expected to close in the first half of 2012. The merger is subject to regulatory clearance and other customary closing conditions. The shareholders approved the merger on December 21, 2011. Currently, Express Scripts and Medco are independent companies, and they will continue to be managed and operated as such until the completion of the pending merger.
The accompanying consolidated financial statements include pre-tax merger-related expenses of $80.2 million in 2011 associated with the pending Express Scripts merger, with $77.9 million in selling, general and administrative (“SG&A”) expenses and $2.3 million in total cost of revenues.
The accompanying consolidated financial statements include the operating results of UBC commencing on the September 16, 2010 acquisition date.
When the term “mail order” is used, Medco means inventory dispensed through Medco’s mail-order pharmacy operations.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, on the consolidated balance sheets, income taxes receivable has been combined with prepaid expenses and other current assets.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Financial Accounting Standard.
Testing Goodwill for Impairment. In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the amendments in this standard, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company’s early adoption of this standard in 2011 had no impact on its audited consolidated financial statements included in this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncement.
Presentation of Comprehensive Income. In June 2011, the FASB issued an accounting standard with respect to the presentation of other comprehensive income in financial statements. The main provisions of the standard provide that an entity that reports other comprehensive income has the option to present comprehensive income in either a single statement or in a two-statement approach. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement, followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In December 2011, the FASB issued additional guidance on this standard which deferred the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both the interim and annual financial statements. The Company will be required to adopt this standard retrospectively for interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this standard in fiscal year 2012 to have a material impact on its consolidated financial statements.
Fiscal Years. The Company’s fiscal years end on the last Saturday in December. Fiscal year 2011 is comprised of 53 weeks. Fiscal years 2010 and 2009 each are comprised of 52 weeks. Unless otherwise stated, references to years in the consolidated financial statements relate to fiscal years.
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Investments in affiliates over which the Company has significant influence, but neither a controlling interest nor a majority interest in the risks or rewards of the investee, are accounted for using the equity method. The Company’s equity investments are not significant. See Note 1, “Background and Basis of Presentation,” for recent acquisitions. Intercompany accounts have been eliminated in consolidation.
Cash and Cash Equivalents. Cash includes currency on hand and time deposits with banks or other financial institutions. Cash equivalents represent money market mutual funds, a form of highly liquid investments with original maturities of less than three months. As a result of the Company’s normal payment cycle, cash disbursement accounts representing outstanding checks not yet presented for payment of $1,693.1 million and $1,155.3 million are included in claims and other accounts payable, and client rebates and guarantees payable at December 31, 2011 and December 25, 2010, respectively, including certain amounts reclassified from cash. No overdraft or unsecured short-term loan exists in relation to these negative balances.
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
Client accounts receivable, net, includes billed and estimated unbilled receivables from clients for the PBM and Specialty Pharmacy segments. Unbilled PBM receivables are primarily from clients and are typically billed within 14 days based on the contractual billing schedule agreed upon with each client. At the end of any given reporting period, unbilled PBM receivables from clients may represent up to two weeks of dispensing activity and will fluctuate at the end of a fiscal month depending on the timing of these billing cycles. Client accounts receivable, net, also includes a reduction for rebates and guarantees payable to clients when such are settled on a net basis in the form of an invoice credit. In cases where rebates and guarantees are settled with the client on a net basis, and the rebates and guarantees payable are greater than the corresponding client accounts receivable balances, the net liability is reclassified to client rebates and guarantees payable. When these payables are settled in the form of a check or wire, they are recorded on a gross basis and the entire liability is reflected in client rebates and guarantees payable. The Company’s client accounts receivable also includes receivables from CMS for the Company’s Medicare Part D Prescription Drug Program (“Medicare Part D”) product offerings and premiums from members. At December 31, 2011 and December 25, 2010, the CMS receivable was approximately $86.0 million and $216.1 million, respectively.
As of December 31, 2011 and December 25, 2010, identified net Specialty Pharmacy accounts receivable, primarily due from payors and patients, amounted to $508.8 million and $524.5 million, respectively. A portion of the Specialty Pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. These transactions also involve higher patient co-payments than experienced in the PBM business. As a result, this portion of the Specialty Pharmacy business, which yields a higher margin than the PBM business, experiences slower accounts receivable turnover than in the aforementioned PBM cycle and has a different credit risk profile. See Note 13, “Segment and Geographic Data,” for more information on the Specialty Pharmacy segment.
The Company’s allowance for doubtful accounts as of December 31, 2011 and December 25, 2010 of $124.6 million and $149.7 million, respectively, include $94.3 million and $97.9 million, respectively, related to the Specialty Pharmacy segment. The relatively higher allowance for the Specialty Pharmacy segment reflects a different credit risk profile than the PBM business, and is characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments. The Company’s allowance for doubtful accounts also reflects amounts associated with member premiums for the Company’s Medicare Part D product offerings and amounts for certain supplies reimbursed by government agencies and insurance companies. The Company regularly reviews and analyzes the adequacy of the allowances based on a variety of factors, including the age of the outstanding receivable and the collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted. The increase in the reserve balance reflects increased coverage of aged balances.

Concentrations of Risks. In 2011, 2010 and 2009, UnitedHealth Group Incorporated (“UnitedHealth Group”), the Company’s largest client, represented 17%, 17% and 19% of net revenues, respectively. On July 21, 2011, the Company announced that its pharmacy benefit services agreement with UnitedHealth Group would not be renewed, although the Company will continue to provide services under the current agreement until it expires on December 31, 2012. The UnitedHealth Group account has a lower than average mail-order penetration and, because of its size, steeper pricing than the average client, and consequently generally yields lower profitability as a percentage of net revenues than smaller client accounts. In addition, with respect to mail-order volume, which is an important contributor to the Company’s overall profitability, the mail-order volume associated with this account represented less than 10% of the Company’s overall mail-order volume for 2011, 2010 and 2009. The goodwill and intangible asset carrying amounts, and the expected useful lives of the intangible assets were not impacted by the pending expiration of the UnitedHealth Group contract. None of the Company’s other clients individually represented more than 10% of the net revenues or net client accounts receivable in 2011, 2010 or 2009.
For fiscal years 2011, 2010 and 2009, our ten largest clients based on revenue, including UnitedHealth Group, accounted for approximately 46%, 47% and 49% of our net revenues, respectively. In addition to UnitedHealth Group, other top 10 clients representing approximately 13% of our net revenues did not renew for 2012 as a result of acquisitions by competitors or transitioning in the normal course of business.
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
As of December 31, 2011 and December 25, 2010, two brand-name pharmaceutical manufacturers represented approximately 42% of manufacturer accounts receivable, net, at the end of each fiscal year. Both manufacturers have strong investment grade ratings and have consistently paid their receivable balance within the contracted payment terms. To date, the Company has not experienced any significant deterioration in its client or manufacturer rebates accounts receivables.
The Company purchases its pharmaceuticals either from its primary wholesaler, AmerisourceBergen Corporation which accounted for approximately 63% and 64% of the Company’s overall 2011 and 2010 drug purchases, respectively, or directly from pharmaceutical manufacturers. Most of the purchases from the Company’s primary wholesaler were for brand-name medicines. The Company believes that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available, except to the extent that brand-name drugs are available to the market exclusively through the manufacturer.
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
Net Revenues. Product net revenues consist principally of sales of prescription drugs and supplies to clients and members, either through the Company’s networks of contractually affiliated retail pharmacies or through the Company’s mail-order pharmacies. The majority of the Company’s product net revenues are derived on a fee-for-service basis. Specialty pharmacy product net revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors and patients. The Company recognizes product revenues when the prescriptions are dispensed through retail pharmacies in the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies and received by members and patients. The Company evaluates client contracts using the indicators of Authoritative Guidance to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in most of its transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (co-payment), as well as the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, who are members of clients’ plans, and (e) has credit risk for the price due from the client. In limited instances where the Company adjudicates prescriptions at pharmacies that are under contract directly with the client and there are no financial risks to the Company, such revenue is recorded at the amount of the administrative fee earned by the Company for processing the claim.
The Company’s product net revenues also include premiums associated with the Company’s Medicare prescription drug program (“PDP”) risk-based product offerings. These products involve prescription dispensing for beneficiaries enrolled in the CMS-sponsored Medicare Part D prescription drug benefit. The Company’s two insurance company subsidiaries have been operating under contracts with CMS since 2006, and currently offer several Medicare PDP options. The products involve underwriting the benefit, charging enrollees applicable premiums, providing covered prescription drugs and administering the benefit as filed with CMS. The Company provides two Medicare drug benefit plan options for beneficiaries, including a “standard Part D” benefit plan as mandated by statute, and a benefit plan with enhanced coverage that exceeds the standard Part D benefit plan, available for an additional premium. The Company also offers numerous customized benefit plan designs to employer group retiree plans under the Medicare Part D prescription drug benefit.
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

In addition to PDP premiums, there are certain co-payments and deductibles (the “cost share”) due from members based on prescription orders by those members, some of which are subsidized by CMS in cases of low-income membership. In 2011, non-low-income members receive a cost share benefit under the coverage gap discount program with brand pharmaceutical manufacturers. The coverage gap cost share program covers 50% of the member co-payment in the coverage gap for participating brand-name drugs. For subsidies received in advance, the amount is deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there is cost share due from members, pharmaceutical manufacturers or CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, cost share amounts are reconciled with CMS and the corresponding receivable or payable is settled. The cost share is treated consistently as other co-payments derived from providing PBM services, as a component of product net revenues on the consolidated statements of income. Premium revenues for our PDP products, which exclude member cost share, were $720 million, or 1% of total net revenues, in 2011, $687 million, or 1% of total net revenues, in 2010, and $543 million, or less than 1% of total net revenues, in 2009.
The Company’s agreements with CMS, as well as applicable Medicare Part D regulations and federal and state laws, require the Company to, among other obligations: (i) comply with certain disclosure, filing, record-keeping and marketing rules; (ii) operate quality assurance, drug utilization management and medication therapy management programs; (iii) support e-prescribing initiatives; (iv) implement grievance, appeals and formulary exception processes; (v) comply with payment protocols, which include the return of overpayments to CMS and, in certain circumstances, coordination with state pharmacy assistance programs; (vi) use approved networks and formularies, and provide access to such networks to any willing pharmacy; (vii) provide emergency out-of-network coverage; and (viii) adopt a comprehensive Medicare and Fraud, Waste and Abuse compliance program. The Company has various contractual and regulatory compliance requirements associated with participating in the Medicare Part D benefit. Similar to the Company’s requirements with other clients, the Company’s policies and practices associated with executing its PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, may be imposed. Additionally, each calendar year, payment will vary based on the annual benchmark that applies as a result of Medicare Part D plan bids for the applicable year, as well as for changes in the CMS methodology for calculating risk adjustment factors.
Rebates and guarantees regarding the level of service the Company will provide to the client or member or the minimum level of rebates or discounts the client will receive are deducted from product net revenues as they are earned by the client. Rebates are generally credited or paid to clients subsequent to collections from pharmaceutical manufacturers, although there are certain instances where rebates are paid on a more accelerated basis. Other contractual payments made to clients are generally made upon initiation of contracts as implementation allowances, which may, for example, be designated by clients as funding for their costs to transition their plans to the Company. The Company considers payments to be an integral part of the Company’s pricing of a contract and believes that they represent variability in the timing of cash flows that does not change the underlying economics of the contract. Accordingly, these payments are capitalized and amortized as a reduction of product net revenues, generally on a straight-line basis, over the life of the contract where the payments are refundable upon cancellation of the contract or relate to noncancelable contracts. Amounts capitalized are assessed periodically for recoverability based on the profitability of the contract.
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
The Company’s cost of product net revenues also includes the cost of drugs dispensed by the Company’s mail-order pharmacies or retail network for members covered under the Company’s Medicare PDP product offerings and are recorded at cost as incurred. The Company receives a catastrophic reinsurance subsidy from CMS for approximately 80% of costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,550 for coverage year 2011, $4,550 for coverage year 2010 and $4,350 for coverage year 2009. The subsidy is reflected as an offsetting credit in cost of product net revenues to the extent that catastrophic costs are incurred. Catastrophic reinsurance subsidy amounts received in advance are deferred and recorded in accrued expenses and other current liabilities on the consolidated balance sheets. If there are catastrophic reinsurance subsidies due from CMS, the amount is accrued and recorded in client accounts receivable, net, on the consolidated balance sheets. After the end of the contract year and based on actual annual drug costs incurred, catastrophic reinsurance amounts are reconciled with CMS and the corresponding receivable or payable is settled. Cost of service revenues consist principally of labor and operating costs for delivery of services provided, as well as costs associated with member communication materials.
Goodwill. Goodwill of $6,953.8 million at December 31, 2011 and $6,939.5 million at December 25, 2010 primarily represents, for the PBM segment, the excess of acquisition costs over the fair value of the Company’s net assets that had been pushed down to the consolidated balance sheets of the Company and existed when the Company became an independent, publicly traded enterprise in 2003, and, to a significantly lesser extent, the Company’s acquisitions subsequent to 2003. For the Specialty Pharmacy segment, goodwill primarily reflects a portion of the excess of the purchase price the Company paid to acquire Accredo Health, Incorporated (“Accredo”) in 2005 over the fair value of tangible net assets acquired. The Company’s goodwill balance is assessed for impairment annually using a two-step fair-value based test or whenever events or other changes in circumstances indicate the carrying amount may not be recoverable, by comparing the fair value of each segment’s reporting units to the carrying value of the assets and liabilities assigned to each reporting unit. If the carrying value of the reporting unit were to exceed the Company’s estimate of the fair value of the reporting unit, the Company would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit for purposes of calculating the fair value of goodwill. The Company would be required to record an impairment charge to the extent recorded goodwill exceeds the fair value amount of goodwill resulting from this allocation. The goodwill and intangible asset carrying amounts, and the expected useful lives of the intangible assets were not impacted by the pending expiration of the UnitedHealth Group contract. In September 2011, the FASB issued guidance that simplified how an entity tests goodwill for impairment.

The revised guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. The guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company performed the quantitative impairment test for all reporting units in the third quarter of 2011 and early adopted the FASB’s guidance in 2011. See Note 7, “Goodwill and Intangible Assets,” for more information.
Intangible Assets, Net. Intangible assets, net, of $2,148.0 million at December 31, 2011 and $2,409.8 million at December 25, 2010 primarily represent, for the PBM segment, the value of Medco’s client relationships that had been pushed down to the consolidated balance sheets of the Company and existed when the Company became an independent, publicly traded enterprise in 2003, and to a lesser extent, intangible assets recorded upon the Company’s acquisitions subsequent to 2003. Additionally, for the Specialty Pharmacy segment, intangible assets primarily include the portion of the excess of the purchase price paid by the Company to acquire Accredo in 2005 over tangible net assets acquired. The Company’s intangible assets are initially recorded at fair value at the acquisition date and subsequently carried at amortized cost. The Company reviews intangible assets for impairment whenever events, such as losses of significant clients or specialty product manufacturer contracts, or when other changes in circumstances indicate the carrying amount may not be recoverable. When these events occur, the carrying amount of the assets is compared to the pre-tax undiscounted expected future cash flows derived from the lowest appropriate asset grouping. If this comparison indicates impairment exists, the amount of the impairment would be calculated using discounted expected future cash flows. See Note 7, “Goodwill and Intangible Assets,” for more information.
Income Taxes. Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. The Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. If applicable, the Company recognizes interest associated with uncertain tax positions as a component of the provision for income taxes in the consolidated statement of income. See Note 10, “Taxes on Income,” for more information.
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

The Company granted options of 6.5 million shares in fiscal 2011, 6.0 million shares in fiscal 2010 and 6.6 million shares in fiscal 2009. For the years ended December 31, 2011, December 25, 2010 and December 26, 2009, there were outstanding options to purchase 12.0 million, 6.1 million and 5.1 million shares of Medco stock, respectively, which were not dilutive to the EPS calculations when applying the treasury stock method. For all periods presented, the outstanding options which were not dilutive to the EPS calculations when applying the treasury stock method primarily reflect the share price being below the option exercise price. These outstanding options may be dilutive to future EPS calculations.
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations (amounts in millions):

Fiscal Years	2011	2010	2009
Basic weighted average shares outstanding	394.7	443.0	481.1
Dilutive common stock equivalents:
Outstanding stock options and restricted stock units	7.6	8.8	8.9

Diluted weighted average shares outstanding	402.3	451.8	490.0

The decreases in the basic weighted average shares outstanding and diluted weighted average shares outstanding for each year result from the repurchase of approximately 285.5 million shares of stock in connection with the Company’s share repurchase programs since inception in 2005 through the end of 2011, compared to equivalent amounts of 256.2 million and 186.3 million shares repurchased inception-to-date through the ends of 2010 and 2009, respectively. The Company repurchased approximately 29.3 million shares, 69.9 million shares and 27.3 million shares in fiscal years 2011, 2010 and 2009, respectively. In accordance with the FASB’s earnings per share standard, weighted average treasury shares are not considered part of the basic or diluted shares outstanding.
Other Comprehensive Income and Accumulated Other Comprehensive Income. Other comprehensive income includes unrealized investment gains and losses, foreign currency translation adjustments, unrealized gains and losses on effective cash flow hedges, prior service costs or credits and actuarial gains or losses associated with pension or other postretirement benefits that arise during the period, as well as the amortization of prior service costs or credits and actuarial gains or losses, which are reclassified as a component of net benefit expense, and the tax effect allocated to each component of other comprehensive income.
The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes: unrealized investment gains and losses, net of tax; foreign currency translation adjustments; unrealized gains and losses on effective cash flow hedges, net of tax; and the net gains and losses and prior service costs and credits related to the Company’s pension and other postretirement benefit plans, net of tax. The year-end balances in AOCI related to the Company’s pension and other postretirement benefit plans consist of amounts that have not yet been recognized as components of net periodic benefit cost in the consolidated statements of income.

The amounts recognized in AOCI at December 26, 2009, December 25, 2010 and December 31, 2011 and the components and allocated tax effects included in other comprehensive income in fiscal 2010 and 2011 are as follows ($ in millions):

		Foreign	Net Unrealized
	Unrealized	Currency	Gains (Losses) on	Net Activity	Net Prior
	Gains (Losses)	Translation	Effective Cash	Due to	Service Benefit	Net Actuarial	Total
	on Investments	Gains (Losses)(1)	Flow Hedges	Curtailments	(Cost)	Gains (Losses)	AOCI
Balances at December 26, 2009, net of tax	$(0.3)	$(12.6)	$(18.1)	$—	$20.1	$(33.3)	$(44.2)

Fiscal 2010 activity:
Before tax amount	(0.1)	(11.0)	3.6	—	(4.0)	3.0	(8.5)
Tax benefit	0.1	—	(1.4)	—	1.6	(1.1)	(0.8)

Net-of-tax change	—	(11.0)	2.2 (2)	—	(2.4)	1.9	(9.3)

Balances at December 25, 2010, net of tax	$(0.3)	$(23.6)	$(15.9)	$—	$17.7	$(31.4)	$(53.5)

Fiscal 2011 activity:
Before tax amount	0.4	1.5	3.6	28.9	(1.5)	(40.9)	(8.0)
Tax benefit	(0.1)	—	(1.4)	(11.6)	0.6	16.4	3.9

Net-of-tax change	0.3	1.5	2.2 (2)	17.3	(0.9)	(24.5)	(4.1)

Balances at December 31, 2011, net of tax	$—	$(22.1)	$(13.7)	$17.3	$16.8	$(55.9)	$(57.6)

(1)	This primarily represents the unrealized net foreign currency translation gains (losses) resulting from the Europa Apotheek subsidiary.

(2)	Consists of the amortization of the unrealized loss on the effective portion of the cash flow hedges.
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
Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with a standard issued by the FASB and guidance issued by the United States Securities and Exchange Commission (“SEC”), which require the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors.
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
In addition, the standard requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense, which amounted to $42.9 million, $52.0 million and $64.3 million for fiscal years 2011, 2010 and 2009, respectively, be reported as a component of cash flows from financing activities. The Company classifies stock-based compensation within cost of product net revenues and selling, general and administrative expenses to correspond with the financial statement components in which cash compensation paid to employees and directors is recorded.

Foreign Currency Translation. The Company’s consolidated financial statements are presented in U.S. dollars. In 2010, the Company acquired UBC, which has operations in Europe and Asia. The Company also has a subsidiary, Europa Apotheek Venlo B.V. (“Europa Apotheek”), which is based in the Netherlands, with the Euro as its local currency. Assets and liabilities of Europa Apotheek, and of UBC’s foreign operations, are translated into U.S. dollars at the exchange rates in effect at balance sheet dates, and revenues and expenses are translated at the weighted average exchange rates prevailing during the month of the transaction. Adjustments resulting from translating net assets are reported as a separate component of AOCI within stockholders’ equity.
3. ACQUISITION OF BUSINESSES
United BioSource Corporation®. On September 16, 2010, the Company acquired all of the outstanding common stock of UBC for approximately $708 million in cash. Additionally, in connection with the acquisition, the Company paid approximately $32 million consisting of pay downs of acquired debt and other items. UBC is a leader in serving life sciences industry clients and is focused on developing scientific evidence to guide the safe, effective and affordable use of medicines. UBC has the capability to conduct post-approval research in strategic locations worldwide, including North America, Europe and Asia. This acquisition extends Medco’s core capabilities in data analytics and research with a view to further accelerating pharmaceutical knowledge, advancing patient safety and furthering evidence-based medicine. The Company funded the transaction with the net proceeds of Medco’s September 2010 senior notes offering. See Note 8, “Debt,” for more information.
The transaction was accounted for under the applicable provisions of FASB’s business combinations standard at the time of the acquisition. The purchase price was allocated based upon the preliminary estimates of the fair value of net assets acquired at the date of the acquisition. A portion of the excess of the purchase price over tangible net assets acquired, amounting to $540.3 million, has been allocated to goodwill, and $236.0 million has been allocated to intangible assets, which are being amortized using the straight-line method over an estimated weighted average useful life of 12.1 years. Additionally, there is a deferred tax liability of $87.3 million associated with the fair value amounts allocated to intangible assets. The amount allocated to goodwill reflects the benefits Medco expects to realize from the growth of UBC’s operations. None of the goodwill is expected to be deductible for income tax purposes. See Note 7, “Goodwill and Intangible Assets,” for disclosure of goodwill by reportable segment. UBC’s operating results from the date of acquisition of September 16, 2010 through December 31, 2011 are included in the accompanying audited consolidated financial statements. Pro forma financial statement results including the results of UBC would not differ materially from the Company’s historically reported financial statement results.
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

The Company utilizes the best available information in measuring fair value. The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets recorded at fair value on a recurring basis ($ in millions):
Fair Value Measurements at Reporting Date

	December 31,
Description	2011		Level 1	Level 2
Fair value of interest rate swap agreements	$12.9	(1)	—	$12.9

(1)	Reported in other noncurrent assets on the consolidated balance sheet.
Fair Value Measurements at Reporting Date

	December 25,
Description	2010		Level 1	Level 2
Money market mutual funds	$225.0	(1)	$225.0	$—
Fair value of interest rate swap agreements	16.9	(2)	—	16.9

(1)	Reported in cash and cash equivalents on the consolidated balance sheet.

(2)	Reported in other noncurrent assets on the consolidated balance sheet.
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
Fair Value of Financial Instruments
The term loan and revolving credit obligations under the Company’s senior unsecured bank credit facilities have a floating interest rate and as a result, the carrying amounts of the debt, as well as the short-term and long-term investments approximated fair values as of December 31, 2011 and December 25, 2010. The Company estimates fair market value for these assets and liabilities based on their market values or estimates of the present value of their future cash flows.
The carrying amounts and the fair values of the Company’s senior notes are shown in the following table ($ in millions):

	December 31, 2011		December 25, 2010
	Carrying	Fair	Carrying	Fair
	Amount(1)	Value	Amount(1)	Value
7.25% senior notes due 2013	$499.1	$540.2	$498.7	$567.2
6.125% senior notes due 2013	299.5	316.0	299.2	327.1
2.75% senior notes due 2015	499.9	499.1	499.8	496.1
7.125% senior notes due 2018	1,191.2	1,416.7	1,190.1	1,412.2
4.125% senior notes due 2020	499.0	503.8	498.9	481.3

(1)	Reported in long-term debt, net, on the consolidated balance sheets, net of unamortized discount.
The fair values of the senior notes are based on observable relevant market information such as quoted prices. Fluctuations between the carrying amounts and the fair values of the senior notes for the periods presented are associated with changes in market interest rates.

5. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consist of the following ($ in millions):

	December 31,	December 25,
	2011	2010
Land and buildings	$326.3	$322.2
Machinery, equipment and office furnishings	856.2	796.4
Computer software	1,387.2	1,246.0
Leasehold improvements	121.6	119.3
Construction in progress(1)	140.1	67.2

	2,831.4	2,551.1
Less accumulated depreciation	(1,723.0)	(1,557.5)

Property and equipment, net	$1,108.4	$993.6

(1)	Primarily represents capitalized software development.
Depreciation expense for property and equipment totaled $213.1 million, $189.5 million and $179.0 million in fiscal years 2011, 2010 and 2009, respectively.
6. LEASES
The Company leases mail-order pharmacy and call center pharmacy facilities, offices and warehouse space under various operating leases. In addition, the Company leases pill dispensing and counting devices and other operating equipment for use in its mail-order pharmacies, as well as computer equipment for use in its data centers and corporate headquarters. Rental expense was $109.0 million, $90.2 million and $75.3 million for fiscal years 2011, 2010 and 2009, respectively. As of December 31, 2011, the minimum aggregate rental commitments under noncancelable leases, excluding renewal options, are as follows ($ in millions):

Fiscal Years Ending December
2012	$60.3
2013	47.2
2014	36.1
2015	17.4
2016	10.0
Thereafter	21.8

Total	$192.8

In the normal course of business, operating leases are generally renewed or replaced by new leases.
7. GOODWILL AND INTANGIBLE ASSETS
The changes in the Company’s carrying amount of goodwill for the years ended December 25, 2010 and December 31, 2011 are as follows ($ in millions):

			Specialty
	PBM		Pharmacy	Total
Balances as of December 26, 2009	$4,417.1		$1,915.9	$6,333.0
Goodwill acquired	614.8	(1)	1.3	616.1
Translation adjustments and other	(9.2)		(0.4)	(9.6)

Balances as of December 25, 2010	$5,022.7		$1,916.8	$6,939.5
Goodwill acquired	16.0		0.0	16.0
Translation adjustments and other	10.1		(11.8)	(1.7)

Balances as of December 31, 2011	$5,048.8		$1,905.0	$6,953.8

(1)	Primarily represents the portion of the excess of the purchase price paid by the Company to acquire UBC. See Note 3, “Acquisition of Businesses,” for more information.

The following is a summary of the Company’s intangible assets ($ in millions):

	December 31, 2011			December 25, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Client relationships	$3,454.5	$2,362.3	$1,092.2	$3,447.6	$2,169.7	$1,277.9
Trade names	656.1	92.0	564.1	656.4	68.0	588.4
Manufacturer relationships	529.9	141.7	388.2	528.2	101.1	427.1
Patient relationships	286.5	201.8	84.7	283.1	171.3	111.8
Other intangible assets	57.1	38.3	18.8	39.1	34.5	4.6

Total	$4,984.1	$2,836.1	$2,148.0	$4,954.4	$2,544.6	$2,409.8

For intangible assets existing as of December 31, 2011, aggregate intangible asset amortization expense in each of the five succeeding fiscal years is estimated as follows ($ in millions):

Fiscal Years Ending December
2012	$283.4
2013	278.6
2014	275.8
2015	257.9
2016	85.9

Total	$1,181.6

The annual intangible asset amortization expense for intangible assets existing as of December 31, 2011 is estimated to be $283.4 million in 2012, a net $8.5 million decrease from $291.9 million in 2011.
As of December 31, 2011, the weighted average useful life of intangible assets subject to amortization is 22 years in total. The weighted average useful life is approximately 22 years for the PBM intangible assets and approximately 21 years for the Specialty Pharmacy segment-acquired intangible assets. The Company expenses the costs to renew or extend contracts associated with intangible assets in the period the costs are incurred. For PBM client relationships, the weighted average contract period prior to the next renewal date as of December 31, 2011 is approximately 1.9 years. The Company has experienced client retention rates of approximately 99% over the past two years.
The most recent assessment for impairment of goodwill for each of the designated reporting units was performed as of September 24, 2011. The goodwill was determined not to be impaired and there have been no significant subsequent changes in events or circumstances. The Company utilized the income approach methodology, which projects future cash flows discounted to present value based on certain assumptions about future operating performance. Discount rates were based on the estimated weighted average cost of capital at the reporting unit level and ranged from 8% to 13%. In order to validate the reasonableness of the estimated fair values, the Company performed a reconciliation of the aggregate fair values of all reporting units to market capitalization as of the valuation date using a reasonable control premium. If the Company determines that the fair value is less than the book value based on updates to the assumptions, the Company could be required to record a non-cash impairment charge to the consolidated statement of income, which could have a material adverse effect on the Company’s earnings. The Company periodically reviews the composition of its reporting units. Reporting units are revised due to changes in reporting structures and the manner in which the Company operates its business activities. The goodwill and intangible asset carrying amounts, and the expected useful lives of the intangible assets were not impacted by the pending expiration of the UnitedHealth Group contract.

8. DEBT
The Company’s debt consists of the following ($ in millions):

	December 31,	December 25,
	2011	2010
Short-term debt:
Accounts receivable financing facility	$—	$—
Other	42.7	23.6

Total short-term debt	42.7	23.6

Current portion of long-term debt	2,000.0	—

Long-term debt:
Senior unsecured revolving credit facility	—	1,000.0
Senior unsecured term loan	—	1,000.0
7.25% senior notes due 2013, net of unamortized discount	499.1	498.7
6.125% senior notes due 2013, net of unamortized discount	299.5	299.2
2.75% senior notes due 2015, net of unamortized discount	499.9	499.8
7.125% senior notes due 2018, net of unamortized discount	1,191.2	1,190.1
4.125% senior notes due 2020, net of unamortized discount	499.0	498.9
Fair value of interest rate swap agreements	12.9	16.9

Total long-term debt	3,001.6	5,003.6

Total debt	$5,044.3	$5,027.2

The following provides additional information regarding the Company’s debt:
2.75% and 4.125% Senior Notes. On September 10, 2010, the Company completed an underwritten public offering of $500 million aggregate principal amount of 5-year senior notes at a price to the public of 99.967 percent of par value, and $500 million aggregate principal amount of 10-year senior notes at a price to the public of 99.780 percent. The 5-year senior notes bear interest at a rate of 2.75% per annum, with an effective interest rate of 2.757%, and mature on September 15, 2015. The 10-year senior notes bear interest at a rate of 4.125% per annum, with an effective interest rate of 4.152%, and mature on September 15, 2020. Medco may redeem all or part of these notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 20 basis points for the notes due 2015, and 25 basis points for the notes due 2020. The Company pays interest on the notes semi-annually on March 15 and September 15 of each year. The Company used the net proceeds from the offering for general corporate purposes, which included funding the UBC acquisition described in Note 3, “Acquisition of Businesses.”
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

In December 2007, the Company entered into forward-starting interest rate swap agreements to manage its exposure to changes in benchmark interest rates and to mitigate the impact of fluctuations in the interest rates prior to the issuance of the long-term fixed rate financing described above. The cash flow hedges entered into were for a notional amount of $500 million on the then-current 10-year treasury interest rate, and for a notional amount of $250 million on the then-current 30-year treasury interest rate. In March 2008, following the issuance of $300 million aggregate principal amount of 5-year senior notes and $1.2 billion aggregate principal amount of 10-year senior notes, the cash flow hedges were settled for $45.4 million and included a $9.8 million ineffective portion that was immediately expensed and recorded as an increase to interest (income) and other (income) expense, net, for the year ended December 27, 2008. The effective portion was recorded in accumulated other comprehensive income and is reclassified to interest expense over the ten-year period in which the Company hedged its exposure to variability in future cash flows. The effective portion reclassified to interest expense in 2011, 2010 and 2009 amounted to $3.6 million in each fiscal year. The effective portion expected to be reclassified to interest expense in 2012 amounts to $3.6 million. The unamortized effective portion reflected in accumulated other comprehensive loss as of December 31, 2011 and December 25, 2010 was $13.7 million and $15.9 million, net of tax, respectively.
Five-Year Credit Facilities. On April 30, 2007, the Company entered into a senior unsecured credit agreement, which is available for general working capital requirements. The facility consists of a $1 billion, 5-year senior unsecured term loan and a $2 billion, 5-year senior unsecured revolving credit facility. The facility matures on April 30, 2012, and therefore the Company classified all outstanding balances related to the facility, representing $1.0 billion under the revolving credit facility and the $1.0 billion senior unsecured term loan, as current portion of long-term debt on the consolidated balance sheet as of December 31, 2011. The Company refinanced the $2 billion unsecured revolving credit facility on January 23, 2012 and anticipates repaying the $1 billion senior unsecured term loan at maturity.
There were draw-downs of $11,687.2 million and repayments of $11,687.2 million under the revolving credit facility during 2011. As of December 31, 2011, the Company had $999.0 million available for borrowing under the revolving credit facility, after giving effect to prior net draw-downs of $1 billion and $1 million in issued letters of credit. As of December 25, 2010, the outstanding balance under the revolving credit facility was $1.0 billion and the Company had $993.5 million available for borrowing under the facility, after giving effect to prior net draw-downs of $1 billion and $6.5 million in issued letters of credit.
On January 23, 2012, the Company entered into a new $2 billion 364-day senior unsecured revolving credit facility, which is available to support the Company’s general corporate activities, working capital requirements and capital expenditures. See Note 15, “Subsequent Event — Debt Refinancing” for more information.
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
The Company entered into five interest rate swap agreements in 2004. These swap agreements, in effect, converted $200 million of the $500 million of 7.25% senior notes to variable interest rate debt. The swaps have been designated as fair value hedges and have an expiration date of August 15, 2013, consistent with the maturity date of the senior notes. The fair value of the derivatives outstanding, which is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable rate receipts, represented net receivables of $12.9 million and $16.9 million as of December 31, 2011 and December 25, 2010, respectively, which are reported in other noncurrent assets, with offsetting amounts reported in long-term debt, net, on the Company’s consolidated balance sheets. These are the amounts that the Company would have received from third parties if the derivative contracts had been settled. Under the terms of these swap agreements, the Company receives a fixed rate of interest of 7.25% on $200 million and pays variable interest rates based on the six-month LIBOR plus a weighted average spread of 3.05%. The payment dates under the agreements coincide with the interest payment dates on the hedged debt instruments and the difference between the amounts paid and received is included in interest expense. Interest expense was reduced by $7.5 million, $7.3 million and $5.1 million in fiscal years 2011, 2010 and 2009, respectively, as a result of the swap agreements. The weighted average LIBOR associated with the swap agreements was 0.5%, 0.5% and 1.6% for fiscal years 2011, 2010, and 2009, respectively.
Accounts Receivable Financing Facility and Other Short-Term Debt. Through a wholly-owned subsidiary, the Company has a $600 million, 364-day renewable accounts receivable financing facility that is collateralized by the Company’s pharmaceutical manufacturer rebates accounts receivable. During 2011, the Company drew down $1,443 million and repaid $1,443 million under the facility, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of December 31, 2011. During 2010, the Company drew down $550 million and repaid $550 million under the facility, which resulted in no amounts outstanding and $600 million available for borrowing under the facility as of December 25, 2010. The Company pays interest on amounts borrowed under the agreement based on the funding rates of the bank-related commercial paper programs that provide the financing, plus an applicable margin and liquidity fee determined by the Company’s credit rating. This facility is renewable annually at the option of both Medco and the banks and was renewed on July 25, 2011. Additionally, the Company had short-term debt of $42.7 million and $23.6 million outstanding as of December 31, 2011 and December 25, 2010, respectively, under a $47.9 million and $23.6 million short-term revolving credit facility, respectively. The weighted average annual interest rate on amounts outstanding under the short-term revolving credit facility was 2.24% and 1.72% at December 31, 2011 and December 25, 2010, respectively.
Covenants. All of the senior notes discussed above are subject to customary affirmative and negative covenants, including limitations on sale/leaseback transactions; limitations on liens; limitations on mergers and similar transactions; and a covenant with respect to certain change of control triggering events. The 6.125% senior notes and the 7.125% senior notes are also subject to an interest rate adjustment in the event of a downgrade in the ratings to below investment grade. In addition, the senior unsecured bank credit facilities and the accounts receivable financing facility are subject to covenants, including, among other items, maximum leverage ratios. The Company was in compliance with all covenants at December 31, 2011 and December 25, 2010.
Aggregate Maturities and Interest Expense. The aggregate maturities of long-term debt are as follows ($ in millions):

Fiscal Years Ending December
2012	$2,000.0
2013	800.0
2014	—
2015	500.0
2016	—
2017-2020	1,700.0

Total	$5,000.0

Interest expense on total debt was $208.5 million in 2011, $172.5 million in 2010 and $172.5 million in 2009.

9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Pension and Postretirement Benefit Cost. The Company has various plans covering the majority of its employees. The net (credit) cost for the Company’s pension plans consisted of the following components ($ in millions):

Fiscal Years	2011	2010	2009
Service cost	$4.6	$25.6	$24.3
Interest cost	10.2	13.5	13.2
Expected return on plan assets	(15.4)	(12.2)	(9.9)
Amortization of prior service cost	—	0.2	0.2
Net amortization of actuarial losses	—	2.1	5.4
Settlement (gain)/loss	3.0	—	—
Curtailment (gain)/loss	(9.7)	—	—

Net pension (credit) cost	$(7.3)	$29.2	$33.2

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
The Company maintains an unfunded postretirement healthcare benefit plan for a limited number of retirees. The net credit for these postretirement benefits consisted of the following components ($ in millions):

Fiscal Years	2011	2010	2009
Service cost	$0.3	$1.4	$1.2
Interest cost	0.2	0.9	0.8
Amortization of prior service credit	(1.5)	(4.2)	(4.2)
Net amortization of actuarial losses	0.6	0.5	0.5
Curtailment (gain)/loss	(30.6)	—	—

Net postretirement benefit credit	$(31.0)	$(1.4)	$(1.7)

In January 2011, the Company amended its postretirement healthcare benefit plan, discontinuing the benefit for all active nonretirement-eligible employees. The Company had previously reduced and capped the benefit through a 2003 plan amendment, the effect of which resulted in a prior service credit reflected as a component of accumulated other comprehensive loss in stockholders’ equity. The prior service credit is associated with the plan in place before the Company became an independent, publicly traded company in 2003. The elimination of the postretirement healthcare benefit for all active nonretirement-eligible employees was accounted for as a curtailment of the plan and resulted in a gain of $30.6 million, pre-tax, $22.6 million of which is reported in cost of product net revenues and $8.0 million of which is reported in SG&A expenses on the audited consolidated statement of income for the year ended December 31, 2011.

Changes in Plan Assets, Benefit Obligation and Funded Status. Summarized information about the funded status and the changes in plan assets and benefit obligation is as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
Fiscal Years	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$189.4	$147.6	$—	$—
Actual return on plan assets	(0.3)	21.1	—	—
Company contributions	30.5	27.8	0.6	0.6
Employee contributions	—	—	0.5	0.5
Benefits paid	(16.2)	(7.1)	(1.1)	(1.1)

Fair value of plan assets at end of year	$203.4	$189.4	$—	$—

Benefit obligation at beginning of year(1)	$253.6	$214.5	$18.6	$15.6
Service cost	4.6	25.6	0.3	1.4
Interest cost	10.2	13.5	0.2	0.9
Employee contributions	—	—	0.5	0.5
Actuarial (gains) losses	28.4	7.1	0.6	1.3
Benefits paid	(16.2)	(7.1)	(1.1)	(1.1)
Curtailments	(53.1)	—	(16.2)	—

Benefit obligation at end of year(1)	$227.5	$253.6	$2.9	$18.6

Underfunded status at end of year	$(24.1)	$(64.2)	$(2.9)	$(18.6)

(1)	For other postretirement benefits, represents the accumulated postretirement benefit obligation.
The pension and other postretirement benefits liabilities recognized at December 31, 2011 and December 25, 2010 are as follows ($ in millions):

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Accrued expenses and other current liabilities	$(0.1)	$(0.1)	$(0.5)	$(0.6)
Other noncurrent liabilities	(24.0)	(64.1)	(2.4)	(18.0)

Total pension and other postretirement liabilities	$(24.1)	$(64.2)	$(2.9)	$(18.6)

The accumulated benefit obligation for defined benefit pension plans was $227.5 million and $200.7 million at December 31, 2011 and December 25, 2010, respectively, and the projected benefit obligation for defined benefit pension plans was $227.5 million and $253.6 million at December 31, 2011 and December 25, 2010, respectively. The accumulated benefit obligation and the projected benefit obligation amounts are the same as of December 31, 2011 as a result of the plan freeze.
Net actuarial gains and losses reflect experience differentials relating to differences between expected and actual returns on plan assets, differences between expected and actual demographic changes, differences between expected and actual healthcare cost increases, and the effects of changes in actuarial assumptions. Net actuarial gains and losses, in excess of certain thresholds, are amortized into the consolidated statement of income over the 11-year average remaining service life of participants for the defined benefit pension plans and the 17-year average remaining life expectancy of retirees for the postretirement healthcare benefit plan.

The net gain or loss net prior service cost or credit recognized in other comprehensive income and reclassification adjustments for the periods presented, pre-tax, are as follows ($ in millions):

		Other Postretirement
	Pension Benefits	Benefits
Balances at December 26, 2009, pre-tax	$47.3	$(25.5)
Loss (gain) arising during period	(1.7)	1.3
Amortization of actuarial loss included in net periodic benefit cost	(2.1)	(0.5)
Amortization of prior service (cost) credit	(0.2)	4.2

Balances at December 25, 2010, pre-tax	$43.3	$(20.5)
(Loss) gain recognized due to curtailments	(41.1)	30.6
Prior service cost recognized due to curtailment	(2.2)	(16.2)
Loss recognized due to settlement	(3.0)	—
Unrecognized loss (gain) arising during period	44.0	0.5
Amortization of actuarial loss included in net periodic benefit cost	—	(0.6)
Amortization of prior service (cost) credit	—	1.5

Balances at December 31, 2011, pre-tax	$41.0	$(4.7)

See Note 2, “Summary of Significant Accounting Policies—Other Comprehensive Income and Accumulated Other Comprehensive Income,” for more information.
Actuarial Assumptions. Actuarial weighted average assumptions used in determining plan information are as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	4.10%	5.10%	5.70%	3.30%	5.30%	5.85%
Salary growth rate(1)	—	4.50%	4.50%	—	—	—

Weighted average assumptions used to determine net cost for the fiscal year ended:
Discount rate	5.10%	5.70%	6.00%	5.30%	5.85%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	—	—	—
Salary growth rate	4.50%	4.50%	4.50%	—	—	—
(1)	The salary growth rate assumption is not applicable for determination of the benefit obligation at year-end 2011 as a result of the plan freeze.
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

Pension Plan Assets. The Company believes the oversight of the investments held under its pension plans is rigorous and the investment strategies are prudent. The investment objectives of the Company’s qualified pension plan are designed to generate total asset returns both sufficient to meet its expected future benefit obligations, as well as returns greater than its policy benchmark reflecting the target weights of the asset classes used in its strategic asset allocation investment policy. The plan’s targeted strategic allocation to each asset class was determined through an asset/liability modeling study. The strategic asset allocation targets approximately 70 percent in equity securities and 30 percent in fixed income and diversification within specific asset classes of these broad categories. The Company believes that the portfolio’s equity weighting strategy is consistent with investment goals and risk management practices applicable to the long-term nature of the plan’s benefit obligation. The precise amount for which the benefit obligations will be settled depends on future events, including interest rates and the life expectancy of the plan’s members. The obligations are estimated using actuarial assumptions, based on the current economic environment.
The following tables set forth the target allocation for 2012 by asset class and the plan assets at fair value at the year-end 2011 and year-end 2010 reporting dates by level within the fair value hierarchy ($ in millions):

		Percent of
	Target	Plan Assets
	Allocation	at Year-end	December 31,
Asset Class	2012	2011	2011	Level 1(1) (2)	Level 2(3)
U.S. equity securities	50 — 60%	55%
U.S. large-cap			$63.3	$—	$63.3	(4)
U.S. small/mid-cap			48.7	29.0	19.7	(5)
International equity securities	12 — 18%	14%	28.3	28.3	—
Fixed income	27 — 33%	31%	63.1	30.3	32.8	(6)

Total		100%	$203.4	$87.6	$115.8

	Percent of
	Plan Assets
	at Year-end	December 25,
Asset Class	2010	2010	Level 1(1) (2)	Level 2(3)
U.S. equity securities	58%
U.S. large-cap		$60.4	$19.8	$40.6	(4)
U.S. small/mid-cap		50.0	29.7	20.3	(5)
International equity securities	15%	28.4	28.4	—
Fixed income	27%	50.6	25.1	25.5	(6)

Total	100%	$189.4	$103.0	$86.4

(1)	See Note 4, “Fair Value Disclosures,” for a description of the fair value hierarchy.

(2)	Investments classified as Level 1 are valued at the readily available quoted price from an active market where there is significant transparency in the executed quoted price. These investments consist of mutual funds valued at the net asset value of shares held by the pension plan at year-end.

(3)	Assets classified as Level 2 include units held in common collective trust funds and mutual funds, which are valued based on the net asset values reported by the funds’ investment managers, and a short-term fixed income investment fund which is valued using other significant observable inputs such as quoted prices for comparable securities.

(4)	Consists of a common collective trust that invests in common stock of S&P 500 companies and mutual funds that invest in US large-cap common stock.

(5)	Consists of a mutual fund that invests in US mid-cap common stock.

(6)	Primarily consists of a common collective trust that invests in passive bond market index lending funds and a short-term investment fund.

Cash Flows.
Employer Contributions. The Company expects to contribute a cash payment for the remaining minimum pension funding requirement of $17.1 million under the Internal Revenue Code (“IRC”) during 2012.
Estimated Future Benefit Payments. As of December 31, 2011, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

		Other
	Pension	Postretirement
Fiscal Years	Benefits	Benefits
2012	$19.2	$0.5
2013	$17.9	$0.4
2014	$17.3	$0.4
2015	$16.5	$0.3
2016	$15.6	$0.3
2017-2021	$74.1	$0.9
Other Plans. The Company sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the IRC. Contributions to the plans are based on employee contributions and a Company matching contribution. The Company’s matching contributions to the plans were $58.7 million in 2011, $44.8 million in 2010 and $37.6 million in 2009.
10. TAXES ON INCOME
Provision for Income Taxes. The components of the provision for income taxes are as follows ($ in millions):

Fiscal Years	2011	2010	2009
Current provision:
Federal	$818.8	$841.9	$844.9
State	138.7	136.1	170.1
Foreign	2.4	0.4	(2.6)

Total	959.9	978.4	1,012.4

Deferred provision (benefit):
Federal	(32.8)	(62.2)	(145.9)
State	(2.9)	(7.7)	(42.3)
Foreign	(4.1)	(1.6)	(1.2)

Total	(39.8)	(71.5)	(189.4)

Total provision for income taxes	$920.1	$906.9	$823.0

A reconciliation of the Company’s effective tax rates and the U.S. statutory rate is as follows:

Fiscal Years	2011	2010	2009
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes, net of federal benefit	3.7	3.6	3.9
Other	—	0.3	0.2

Effective tax rate	38.7%	38.9%	39.1%

The Company’s 2011 effective tax rate reflects increased statute of limitations expirations and benefit from certain tax credits. The Company’s 2010 effective tax rate reflects lower state income taxes and reductions associated with statute of limitations expirations. The Company’s 2009 effective tax rate reflects a fourth-quarter 2009 income tax benefit of $22 million, primarily reflecting state-related tax items.

The Company may achieve additional state income tax savings in future quarters. To the extent that these state tax savings are realized, they will be recorded as a reduction to the provision for income taxes at the time the audit by the respective state taxing jurisdiction is complete or when the applicable statute of limitations has expired.
Deferred Income Taxes. Deferred income taxes at year-end consisted of ($ in millions):

	December 31, 2011		December 25, 2010
	Assets	Liabilities	Assets	Liabilities
Intangible assets	$—	$757.2	$—	$856.0
Accelerated depreciation	—	324.4	—	241.2
Allowance for doubtful accounts	88.3	—	40.3	—
Accrued expenses	91.3	—	63.3	—
Accrued rebates	40.3	—	96.5	—
Stock-based compensation	163.1	—	141.2	—
Other	103.7	113.5	92.5	83.3

Total deferred taxes	$486.7	$1,195.1	$433.8	$1,180.5

Net deferred income taxes		$708.4		$746.7

Recognized as:
Current deferred tax asset	$280.0		$238.4
Noncurrent deferred tax liability		$988.4		$985.1
Other. Income taxes payable of $19.8 million and $53.9 million as of December 31, 2011 and December 25, 2010, respectively, are reflected in accrued expenses and other current liabilities on the audited consolidated balance sheets. Liabilities for income tax contingencies are primarily included in other noncurrent liabilities on the audited consolidated balance sheets. The Company has recorded a deferred tax asset associated with $80.2 million of merger-related expenses which are currently assumed to be tax deductible.
In the third quarter of 2006, the IRS commenced a routine examination of the Company’s U.S. income tax returns for the period subsequent to the spin-off, from August 20, 2003 through December 31, 2005, which was completed in December 2009. In the fourth quarter of 2008, the IRS commenced a routine examination of the Company’s 2006 and 2007 U.S. income tax returns, which was completed in November 2010. The IRS proposed and the Company has recorded certain adjustments to the Company’s 2006 and 2007 tax returns, which did not have a material impact on the consolidated financial statements. In the fourth quarter of 2011, the IRS commenced a routine examination of the Company’s 2008 and 2009 U.S. income tax returns. The Company is also undergoing various routine examinations by state and local tax authorities for various filing periods.
Liabilities for Income Tax Contingencies. The Company’s total gross liabilities for income tax contingencies as of December 31, 2011 amounted to $140.7 million, remain subject to audit, and may be released on audit closure or as a result of the expiration of statutes of limitations. A reconciliation of the beginning and ending gross liabilities for income tax contingencies is as follows ($ in millions):

Fiscal Years	2011	2010	2009
Liabilities, beginning of year	$118.8	$99.9	$78.3
Gross increases, acquisition effects	—	0.7	—
Gross increases, prior period tax positions	6.1	19.5	35.6
Gross decreases, prior period tax positions	(3.3)	(12.4)	(8.4)
Gross increases, current period tax positions	36.2	34.1	18.7
Settlements	—	(8.5)	(14.6)
Lapse of statutes of limitations	(17.1)	(14.5)	(9.7)

Liabilities, end of year	$140.7	$118.8	$99.9

For the year ended December 31, 2011, there was a net increase of $21.9 million in the total gross liabilities for income tax contingencies primarily associated with current period tax positions. For the year ended December 25, 2010, there was a net increase of $18.9 million in the total gross liabilities for income tax contingencies primarily associated with current and prior period tax positions. As of December 31, 2011, if the Company’s liabilities for income tax contingencies were reversed into income from expense, income tax expense would be reduced by $90.0 million, net of federal income tax expense. The majority of the income tax contingencies are subject to statutes of limitations that are scheduled to expire by the end of 2016. In addition, approximately 14% of the income tax contingencies are anticipated to settle over the next twelve months.
The Company had approximately $7.5 million and $8.6 million accrued at December 31, 2011 and December 25, 2010, respectively, for interest related to liabilities for income tax contingencies. The Company’s results of operations include income, net, related to the reduction in interest liabilities for income tax contingencies of $1.1 million in 2011, $2.2 million in 2010 and $3.4 million in 2009. The Company has had no significant penalties for liabilities for income tax contingencies.
11. STOCK-BASED COMPENSATION
Overview. The Compensation Committee of the Company’s Board of Directors regularly reviews the Company’s compensation structure and practices, including the timing of its stock-based awards. The Audit Committee of the Company’s Board of Directors also reviews the Company’s option-granting practices from time to time. The Company grants options to employees and directors to purchase shares of Medco common stock at the fair market value on the date of grant. The options generally vest over three years (director options vest in one year) and expire within 10 years from the date of the grant. Vested options held by employees may expire earlier following termination of employment. The post-termination exercise period varies from three months for a voluntary termination to the full remaining term for termination of employment following a change in control. Directors always have the full term to exercise vested options. All option exercises are subject to restrictions on insider trading, and directors, officers and certain other employees with regular access to material information are subject to quarterly restrictions on trading. Under the terms of the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as of December 31, 2011, 19.9 million shares of the Company’s common stock are available for awards. The Accredo Health, Incorporated 2002 Long-Term Incentive Plan was terminated as of December 25, 2010.
The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Medco volatility assumption is based on the Company’s stock price volatility. The Company uses historical data to estimate the expected option life. The expected option life represents the period of time that options granted are expected to be outstanding. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted for fiscal years 2011, 2010 and 2009 was $16.58, $16.15 and $11.40, respectively. The weighted average assumptions utilized for options granted during the periods presented are as follows:

Fiscal Years	2011	2010	2009
Medco stock options Black-Scholes assumptions (weighted average):
Expected dividend yield	—	—	—
Risk-free interest rate	2.1%	2.3%	2.0%
Expected volatility	25.1%	23.0%	27.0%
Expected life (years)	5.1	5.2	5.0

Stock Option Plans. Summarized information related to stock options held by the Company’s employees and directors is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in thousands)	Exercise Price	Term	(in millions)
Outstanding at December 25, 2010	27,635.8	$40.91
Granted	6,540.4	62.06
Exercised	(4,913.2)	31.22
Forfeited	(581.4)	57.86

Outstanding at December 31, 2011	28,681.6	$47.05	6.53	$335.6

Exercisable at December 31, 2011	16,778.3	$38.55	5.28	$305.8

The total intrinsic value of options exercised during fiscal years 2011, 2010 and 2009 was $146.1 million, $128.7 million and $202.6 million, respectively.
The portion of the value that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. Net income, as reported, includes stock-based compensation expense related to stock options for fiscal years 2011, 2010 and 2009 of $52.1 million ($84.4 million pre-tax), $48.5 million ($78.4 million pre-tax) and $45.3 million ($74.8 million pre-tax), respectively. As of December 31, 2011, there was $121.5 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.8 years. The total grant date fair value of shares vested during fiscal years 2011, 2010 and 2009 was $78.6 million, $78.2 million and $70.0 million, respectively. The Company expects the majority of outstanding non-vested options to vest. The activity related to non-vested options is as follows:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value(1)
Non-vested at December 25, 2010	11,410.8	$14.48
Granted	6,540.4	16.58
Vested	(5,554.6)	14.15
Forfeited	(493.3)	15.56

Non-vested at December 31, 2011	11,903.3	$15.88

(1)	Reflects the weighted average Black-Scholes option value.
Restricted Stock Units. The Company grants restricted stock units to employees and directors. Restricted stock units generally vest after three years (director restricted stock units vest in one year). The fair value of restricted stock units granted is determined by the product of the number of shares granted and the grant-date market price of the Company’s common stock. The fair value of the restricted stock units is expensed on a straight-line basis over the requisite service period. Net income, as reported, includes stock-based compensation expense related to restricted stock units for fiscal years 2011, 2010 and 2009 of $50.5 million ($81.9 million pre-tax), $45.2 million ($73.0 million pre-tax) and $41.2 million ($68.1 million pre-tax), respectively.
Upon vesting, certain employees and directors may defer conversion of the restricted stock units to common stock. Restricted stock units granted to directors are required to be deferred until their service on the Board of Directors ends. Summarized information related to restricted stock units held by the Company’s employees and directors is as follows:

		Aggregate
	Number of	Intrinsic
	Shares	Value
Restricted Stock Units	(in thousands)	(in millions)
Outstanding at December 25, 2010	5,071.2
Granted	1,779.9
Converted	(1,360.4)
Forfeited	(205.8)

Outstanding at December 31, 2011	5,284.9	$295.4

Vested and deferred at December 31, 2011	642.3	$35.9

The weighted average grant-date fair value of restricted stock units granted during fiscal years 2011, 2010 and 2009 was $62.61, $61.60 and $40.71, respectively. The total intrinsic value of restricted stock units converted during fiscal years 2011, 2010 and 2009 was $77.4 million, $120.1 million and $66.9 million, respectively.
Summarized information related to non-vested restricted stock units held by the Company’s employees and directors is as follows:

		Weighted
	Number of	Average
	Shares	Grant-Date
Non-vested Restricted Stock Units	(in thousands)	Fair Value
Non-vested at December 25, 2010	4,392.6	$50.43
Granted	1,779.9	62.61
Vested	(1,324.1)	49.98
Forfeited	(205.8)	55.42

Non-vested at December 31, 2011	4,642.6	$54.98

As of December 31, 2011, there was $117.4 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.9 years. The total grant-date fair value of restricted stock units vested during fiscal years 2011, 2010 and 2009 was $66.2 million, $73.5 million and $50.7 million, respectively. The Company expects the majority of non-vested restricted stock units to vest.
12. SHARE REPURCHASE PROGRAMS
Since 2005, when the Company commenced its first share repurchase program, the Company executed share repurchases of 285.5 million shares at a cost of $12.8 billion and at an average per-share cost of $45.00 through the end of fiscal 2011.
In February 2011, the Company’s Board of Directors approved a new $3 billion share repurchase program, authorizing the purchase of up to $3 billion of the Company’s common stock over a two-year period commencing February 24, 2011. During fiscal year 2011, the Company repurchased 29.3 million shares at a cost of $1,786.6 million with an average per-share cost of $60.93 under its share repurchase programs.
Pursuant to the Merger Agreement with Express Scripts dated July 20, 2011, the Company is not permitted to engage in share repurchases without Express Scripts’ prior written consent until the consummation of the merger or the termination of the Merger Agreement. Currently, the Company does not anticipate making additional share repurchases.
13. SEGMENT AND GEOGRAPHIC DATA
Reportable Segments. The Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment primarily involves sales of traditional prescription drugs and supplies to the Company’s clients and members or patients, either through the Company’s networks of contractually affiliated retail pharmacies or the Company’s mail-order pharmacies. The PBM segment also includes the operating results of Europa Apotheek, which primarily provides mail-order pharmacy services in Germany. Commencing on the September 16, 2010 acquisition date, the PBM segment includes the operating results of UBC, which extends the Company’s core capabilities in data analytics and research.
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

	December 31, 2011(1)			December 25, 2010			December 26, 2009
		Specialty			Specialty			Specialty
For Fiscal Years Ended:	PBM(2)(3)	Pharmacy	Total(2)(3)	PBM(2)	Pharmacy	Total(2)	PBM	Pharmacy	Total

Product net revenues	$55,198.1	$13,365.2	$68,563.3	$53,643.3	$11,246.1	$64,889.4	$49,526.2	$9,435.2	$58,961.4
Service revenues	1,420.6	79.4	1,500.0	975.7	103.2	1,078.9	750.5	92.3	842.8

Total net revenues	56,618.7	13,444.6	70,063.3	54,619.0	11,349.3	65,968.3	50,276.7	9,527.5	59,804.2
Total cost of revenues	52,877.8	12,563.3	65,441.1	51,060.1	10,573.1	61,633.2	46,951.5	8,825.7	55,777.2
Selling, general and administrative expenses	1,466.0	278.7	1,744.7	1,255.1	295.3	1,550.4	1,158.3	297.2	1,455.5
Amortization of intangibles	249.9	42.0	291.9	244.7	42.7	287.4	258.1	47.5	305.6

	$2,025.0	$560.6	$2,585.6	$2,059.1	$438.2	$2,497.3	$1,908.8	$357.1	$2,265.9
Operating income
Reconciling items to income before provision for income taxes:
Interest expense			208.5			172.5			172.5
Interest (income) and other (income) expense, net			1.3			(9.4)			(9.9)

Income before provision for income taxes			$2,375.8			$2,334.2			$2,103.3

Capital expenditures	$300.3	$24.3	$324.6	$219.2	$30.9	$250.1	$209.1	$29.7	$238.8

(1)	53-week fiscal year. All other fiscal years are comprised of 52 weeks.

(2)	Includes UBC’s operating results commencing on the September 16, 2010 acquisition date.

(3)	Includes pre-tax merger-related expenses of $80.2 million for 2011 associated with the pending Express Scripts merger, with $77.9 million in SG&A expenses and $2.3 million in total cost of revenues.

	As of December 31, 2011			As of December 25, 2010
		Specialty			Specialty
Identifiable Assets:	PBM	Pharmacy	Total	PBM	Pharmacy	Total

Total identifiable assets	$13,393.1	$3,569.7	$16.962.8	$13,360.3	$3,737.0	$17,097.3
Geographic Information. The Company’s net revenues from its foreign operations represented less than 1% of the Company’s consolidated net revenues for fiscal years 2011, 2010 and 2009. All other revenues are earned in the United States.

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
Government Proceedings and Requests for Information. The Company is aware of the existence of three qui tam matters—two are sealed and in the third, the government has declined to intervene and the complaint has been unsealed. The sealed first action is filed in the Eastern District of Pennsylvania and it appears to allege that the Company billed government payors using invalid or out-of-date national drug codes. The sealed second action is filed in the District of New Jersey and appears to allege that the Company charged government payors a different rate than it reimbursed pharmacies; engaged in duplicate billing; refilled prescriptions too soon; and billed government payors for prescriptions written by unlicensed physicians and physicians with invalid Drug Enforcement Agency authorizations. The Department of Justice has not yet made any decision as to whether it will intervene in either of these matters. The matters are under seal and U.S. District Court orders prohibit the Company from answering inquiries about the complaints. The Company was notified of the existence of these two qui tam matters during settlement negotiations on an unrelated matter with the Department of Justice in 2006. The Company does not know the identities of the relators in either of these matters. The Company is not able to predict with certainty the timing or outcome of these matters.
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

Twenty-two lawsuits have been filed since the announcement of the merger on July 21, 2011 described in Note 1, “Background and Basis of Presentation,” to the accompanying audited consolidated financial statements that name as defendants the Company, the Company’s Board of Directors, and Express Scripts. The purported class action complaints allege, among other things, a breach of fiduciary duty in connection with the approval of the pending Merger Agreement between the Company and Express Scripts.
On November 7, 2011, Express Scripts and Medco Health Solutions, Inc. entered into a Memorandum of Understanding with plaintiffs to settle the shareholder litigation pending in the United States District Court for the District of New Jersey and the Delaware Court of Chancery regarding their proposed merger. Pursuant to the Memorandum of Understanding, Express Scripts and Medco agreed to enter into the Amendment and to hold the special meetings of their respective stockholders to vote on the proposed mergers on such date or dates as determined by Medco and Express Scripts, but in no event prior to December 21, 2011. The shareholder meetings subsequently took place on December 21, 2011, at which time the respective stockholders voted to approve the merger.
Also pursuant to the Memorandum of Understanding, the parties entered into a Stipulation of Settlement, which was preliminarily approved by the United States District Court for the District of New Jersey on December 21, 2011, subject to further consideration by the District Court at a Settlement Hearing scheduled to take place on April 16, 2012. Under the terms of the Stipulation of Settlement, plaintiffs must file papers in support of their application for attorneys’ fees no later than forty-five (45) days prior to the Settlement Hearing, making any such papers due by March 2, 2012.
Purchase Commitments
As of December 31, 2011, the Company has contractual commitments to purchase inventory from certain biopharmaceutical manufacturers associated with the Company’s Specialty Pharmacy business, and are contracts for fixed amounts totaling $883.1 million through 2014. The Company also has purchase commitments for diabetes supplies of $28.7 million, technology-related agreements of $23.9 million and advertising commitments of $0.6 million.
Insurance
The Company maintains insurance coverage with deductibles and self-insurance that management considers adequate for its needs under current circumstances, including commercial professional liability coverage of $85 million per occurrence and in the aggregate during a policy period. Such coverage reflects market conditions (including cost and availability) existing at the time coverage is written. In addition to the Company’s commercial professional liability insurance policies, the Company has a retained liability component requiring certain self-insurance reserves to cover potential claims. The Company currently processes any claims included in self-insured retention levels through a captive insurance company. The Company’s PBM operations, including, for example, the dispensing of prescription drugs by its mail-order pharmacies, may subject the Company to litigation and liability for damages. Historically, the Company has not had any professional liability claims that have exceeded its insurance coverage amount, and any claims have not been material. The Company believes that its insurance coverage protection for these types of claims is adequate. However, the Company might not be able to maintain its professional and general liability insurance coverage in the future, and insurance coverage might not be available on acceptable terms or adequate to cover any or all potential professional liability claims. A successful professional liability claim in excess of the Company’s insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect on the Company’s financial condition and results of operations.

15. SUBSEQUENT EVENT — DEBT REFINANCING
On January 23, 2012, the Company completed a new bank financing for a $2 billion 364-day senior unsecured revolving credit facility (“new credit facility”) which may be increased by an amount up to $0.5 billion at the Company’s option. In addition to replacing the Company’s existing $2 billion senior unsecured revolving credit facility, the new credit facility is available to support the Company’s general corporate activities, working capital requirements and capital expenditures. At current debt ratings, the new credit facility will bear interest at LIBOR plus a 1.375 percent margin, with a 15 basis point commitment fee due on the unused revolving credit facility. The Company may, at its option, extend the maturity date of the new credit facility by an additional 364 days, whereupon any outstanding revolving loans will be converted to term loans during the extension period.
During the term of the new credit facility, the Company will be subject to customary affirmative and negative covenants, including limits on the ability of subsidiaries that are not guarantors of the Company’s indebtedness to incur additional indebtedness, limits on the ability of the Company and its subsidiaries to create liens and, except for the Merger, engage in any consolidation or merger or otherwise liquidate or dissolve or enter into transactions with affiliates.
Upon the occurrence of a change in control, such as the Merger, all amounts outstanding under the new credit facility shall become immediately due and payable and the new credit facility shall be immediately terminated.
As of January 23, 2012, the Company had $999 million available for borrowing under the new revolving credit facility, exclusive of $1 million in issued letters of credit. The $1 billion term loan portion of the April 30, 2007 senior unsecured credit facility remains outstanding and is due to be repaid by April 30, 2012. The Company anticipates repayment of the $1 billion senior unsecured term loan at maturity.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (the “COSO criteria”).
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s controls performed during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
On January 23, 2012, the Company entered into a $2.0 billion short term credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citicorp North America, Inc., as syndication agents, Mizuho Corporate Bank, Ltd. (“Mizuho”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as documentation agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho and BTMU, as lead arrangers and joint bookrunners, and the lenders party thereto.

Pursuant to the terms of the New Credit Agreement, the Company has been provided with a 364-day revolving credit facility with commitments up to $2.0 billion, which may be increased by an amount up to $0.5 billion at the Company’s option. The revolving credit facility includes a $0.5 billion sublimit for the issuance of standby letters of credit and a $0.1 billion sublimit for a swingline facility. The revolving credit facility expires on January 21, 2013, provided that the Company may, at its option, extend the maturity date by an additional 364 days. If the Company extends the maturity date, any outstanding revolving loans will be converted to term loans during such extension period. The Company may continually borrow, prepay and re-borrow loans during the life of the New Credit Agreement and may terminate the New Credit Agreement at any time, without incurring prepayment penalties, upon prior written notice and prepayment in full of all outstanding loans.
The proceeds of the New Credit Agreement may be used for (i) refinancing the revolving credit facility provided under the Company’s existing Credit Agreement, dated as of April 30, 2007, with Bank of America, N.A., as administrative agent, Banc of America Securities LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners, and the lenders party thereto (the “Existing Credit Agreement”), as described below, (ii) general corporate and working capital purposes (including acquisitions) and (iii) financing the repurchase of shares of the Company’s common stock under the Company’s existing share repurchase program. Letters of credit may only be used to support general corporate and working capital purposes (including acquisitions).
On January 23, 2012, the Company used part of the proceeds of the New Credit Agreement to refinance the $2.0 billion revolving credit facility provided under the Existing Credit Agreement, and to pay related fees and expenses incurred in connection with the refinancing. The Company did not pay any prepayment premium in connection with the refinancing of the revolving credit facility under the Existing Credit Agreement. The $1.0 billion term loan facility provided under the Existing Credit Agreement remains in place.
During the term of the New Credit Agreement, the Company will be subject to customary affirmative and negative covenants, including limits on the ability of subsidiaries that are not guarantors of the Company’s indebtedness to incur additional indebtedness, limits on the ability of the Company and its subsidiaries to create liens and, except for the Merger contemplated by the Merger Agreement, engage in any consolidation or merger or otherwise liquidate or dissolve or enter into transactions with affiliates.
Upon the occurrence of an event of default, the administrative agent and the lenders will have the option of terminating their commitments and declaring immediately due and payable all amounts outstanding under the New Credit Agreement. The New Credit Agreement contains customary events of default including nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenants, cross-default to other indebtedness and certain bankruptcy events.
Upon the occurrence of a change in control, all amounts outstanding under the New Credit Agreement shall become immediately due and payable and the revolving credit facility provided under the New Credit Agreement shall be immediately terminated. As defined in the New Credit Agreement, a change in control includes the transactions contemplated by the Merger Agreement.
The description of the New Credit Agreement contained in this Item 9B does not purport to be complete and is qualified in its entirety by reference to the credit agreement filed as Exhibit 10.2 to this Annual Report on Form 10-K, which is incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Matters to be Considered at the Annual Meeting—Proposal 1. Election of Directors,” “Corporate Governance and Related Matters—Board and Committee Membership—Audit Committee,” “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in our Proxy Statement for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”). Information required by this Item 10 with respect to executive officers of the Company is contained under the heading “Executive Officers of the Company” in Part I of this Form 10-K.
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
Item 11. Executive Compensation.
Information required by this Item 11 is incorporated by reference to the discussion under the headings “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Related Matters—Compensation Committee Interlocks and Insider Participation” in our 2012 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information required by this Item 12 is incorporated by reference to the discussion under the caption “Ownership of Securities” and “Other Matters—Equity Compensation Plan Information” in our 2012 Proxy Statement.
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
The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our executive officers in effect as of February 10, 2012 (1):

	Number of Shares		Number of Shares	Projected	Projected
	to be Sold Under		Sold Under the	Beneficial	Aggregate
Name and Position	the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

Frank Sheehy President, Accredo Health Group	29,751	Option exercise of an aggregate of 29,751 shares shall occur in various tranches when stock reaches a specific price.	0	22,897	65,253

Timothy C. Wentworth Group President, Employer/Key Accounts	84,280	Option exercise of an aggregate of 84,280 shares shall occur in various tranches when stock reaches a specific price.	45,715	90,144	329,101

(1)	This table does not include any trading plans entered into by any executive officer that have been terminated or expired by their terms or have been fully executed through February 10, 2012.

(2)	This column reflects the number of shares remaining to be sold as of February 10, 2012.

(3)	This column reflects the number of shares sold under the plan through February 10, 2012.

(4)	This column reflects an estimate of the number of whole shares each identified executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 10, 2012, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 10, 2012 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified executive officer will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 10, 2012, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 10, 2012 outside of the plan.

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our directors in effect as of February 10, 2012(1):

Number of
	Number of		Shares Sold	Projected	Projected
	Shares to be Sold		Under the	Beneficial	Aggregate
Name and Position	Under the Plan(2)	Timing of Sales Under the Plan	Plan(3)	Ownership(4)	Holdings(5)

John L. Cassis Director	16,000	Option exercise of 16,000 shall occur if stock reaches a specific price.	0	58,900	66,500

(1)	This table does not include any trading plans entered into by any director that have been terminated or expired by their terms or have been fully executed through February 10, 2012.

(2)	This column reflects the number of shares remaining to be sold as of February 10, 2012.

(3)	This column reflects the number of shares sold under the plan through February 10, 2012.

(4)	This column reflects an estimate of the number of whole shares each identified director will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 10, 2012, and includes shares of our common stock subject to options or restricted stock units that were then vested or exercisable and unvested options and restricted stock units that are included in a current trading plan for sales periods that begin after the applicable vesting date. Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 10, 2012 outside of the plan.

(5)	This column reflects an estimate of the total aggregate number of whole shares each identified director will have an interest in following the sale of all shares under the Rule 10b5-1 sales plans currently in effect. This information reflects the beneficial ownership of our common stock as of February 10, 2012, and includes shares of our common stock subject to options (whether or not currently exercisable) or restricted stock units (whether or not vested). Options cannot be exercised and restricted stock units cannot be converted prior to vesting. The estimates reflect option exercises and sales under the plan, but do not reflect any changes to beneficial ownership that may have occurred since February 10, 2012 outside of the plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to the discussions under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters—Director Independence,” in our 2012 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information about the fees for 2011 and 2010 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2012 Annual Meeting of Shareholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Independent Registered Public Accounting Firm” of our 2012 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
(1)	Financial Statements. The following financial statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and December 25, 2010

Consolidated Statements of Income for the Years Ended December 31, 2011, December 25, 2010, and December 26, 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, December 25, 2010, and December 26, 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, December 25, 2010 and December 26, 2009

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.
(3)	Exhibits:

Exhibit
Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated July 20, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2011.

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 7, 2011, by and among Medco Health Solutions, Inc., Express Scripts, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2011.

3.1	Amended and Restated Certificate of Incorporation of Medco Health Solutions, Inc., amended as of May 24, 2011. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2011.

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc., amended as of May 24, 2011. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 26, 2011.

4.1	Form of Medco Health Solutions, Inc. common stock certificate. Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Form 10, File No. 001-31312, filed July 25, 2003.

Exhibit
Number	Exhibit Description

4.2	Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s 7.25% senior notes due 2013. Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

4.3	Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s 6.125% senior notes due 2013, 7.125% senior notes due 2018, 2.75% senior notes due 2015 and 4.125% senior notes due 2020. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2008.

4.4	The instruments defining the rights of the holders of the 6.125% senior notes due 2013 and the 7.125% senior notes due 2018 are incorporated by reference to Exhibits 4.2 and 4.3 to the Registrant’s Current Report on Form 8-K filed March 18, 2008, respectively.

4.5	The instruments defining the rights of the holders of the 2.75% senior notes due 2015 and the 4.125% senior notes due 2020 are incorporated by reference to Exhibits 4.1 and 4.2 to the Registrant’s Current Report on Form 8-K filed September 10, 2010, respectively.

10.1	Credit Agreement, dated as of April 30, 2007, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 2, 2007.

10.2*	Credit Agreement, dated as of January 23, 2012, among Medco Health Solutions, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citicorp North America, Inc., as syndication agents, Mizuho Corporate Bank, Ltd. (“Mizuho”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as documentation agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho and BTMU, as lead arrangers and joint bookrunners, and the lenders party thereto.

10.3	Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed February 24, 2009.

10.4	Amendment No. 1 dated July 27, 2009 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed February 23, 2010.

10.5	Amendment No. 2 dated July 26, 2010 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 2, 2010.

Exhibit
Number	Exhibit Description

10.6	Amendment No. 3 dated November 3, 2010 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed February 22, 2011.

10.7	Amendment No. 4 dated July 25, 2011 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 26, 2011.

10.8†	Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended and restated as of May 24, 2011. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 26, 2011.

10.9†	Medco Health Solutions, Inc. 2006 Change in Control Executive Severance Plan, as amended. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 26, 2011.

10.10	Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.11	Tax Responsibility Allocation Agreement, dated as of August 12, 2003, between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.12†	Employment Agreement with David B. Snow, Jr., dated as of February 10, 2009. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

10.13†	Assignment and Assumption Agreement, dated as of December 27, 2009 to the February 10, 2009 Employment Agreement with David B. Snow, Jr. Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 23, 2010.

10.14†	Amendment to the Employment Agreement with David B. Snow, Jr. dated May 24, 2011. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2011.

10.15†	Medco Health Solutions, Inc. Executive Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005, File No. 001-31312.

10.16†	Performance Goals for 2012 under the Registrant’s Executive Annual Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 3, 2012.

10.17†	Form of terms and conditions for director stock option and restricted stock unit awards. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005, File No. 001-31312.

Exhibit
Number	Exhibit Description

10.18†	Form of terms and conditions of the 2008 Restricted Stock Unit Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

10.19†	Form of terms and conditions of 2008 Non-Qualified Stock Option Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

10.20†	Medco Health Solutions, Inc. Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

10.21	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services, the Office of Personnel Management, and the Department of Defense TRICARE Management Activity; Medco Health Solutions, Inc.; Diane M. Collins; and relators George Bradford Hunt, Walter William Gauger and Joseph Piacentile. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.22	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and the Office of Personnel Management; Medco Health Solutions, Inc.; and relator Karl S. Schumann. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.23	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.24	Corporate Integrity Agreement, dated as of October 23, 2006, between the Office of the Inspector General of the Department of Health and Human Services and the Office of the Inspector General of the Office of Personnel Management and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

12.1*	Statement of Consolidated Ratios of Earnings to Fixed Charges.

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, dated February 21, 2012.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Description

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

MEDCO HEALTH SOLUTIONS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
($ in millions)
Allowance for Doubtful Accounts Receivable:

	Balance at
	Beginning				Balance at
	of Period	Other	Provision	Write-offs(1)	End of Period
Fiscal Year Ended December 31, 2011	$149.7	$1.8	$143.6	$(170.5)	$124.6
Fiscal Year Ended December 25, 2010	$133.3	$2.8	$130.5	$(116.9)	$149.7
Fiscal Year Ended December 26, 2009	$120.0	$0.2	$133.1	$(120.0)	$133.3

(1)	Uncollectible accounts, net of recoveries.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medco Health Solutions, Inc.

/s/ David B. Snow, Jr.

Name: David B. Snow, Jr.
Title: Chairman and Chief Executive Officer
Date: February 21, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 21, 2012	/s/ David B. Snow, Jr.
Name: David B. Snow, Jr.
Title: Chairman and Chief Executive Officer

Dated: February 21, 2012	/s/ Richard J. Rubino
Name: Richard J. Rubino
Title: Senior Vice President, Finance and Chief Financial Officer

Dated: February 21, 2012	/s/ Gabriel R. Cappucci
Name: Gabriel R. Cappucci
Title: Senior Vice President and Controller, Chief Accounting Officer

Dated: February 21, 2012	/s/ Howard W. Barker, Jr.
Name: Howard W. Barker, Jr.
Title: Director

Dated: February 21, 2012	/s/ John L. Cassis
Name: John L. Cassis
Title: Director

Dated: February 21, 2012	/s/ Michael Goldstein
Name: Michael Goldstein
Title: Director

Dated: February 21, 2012	/s/ Charles M. Lillis, Ph.D.
Name: Charles M. Lillis, Ph.D.
Title: Director

Dated: February 21, 2012	/s/ Myrtle S. Potter

Name: Myrtle S. Potter
Title: Director

Dated: February 21, 2012	/s/ William L. Roper, M.D., M.P.H.

Name: William L. Roper, M.D., M.P.H.
Title: Director

Dated: February 21, 2012	/s/ David D. Stevens

Name: David D. Stevens
Title: Director

Dated: February 21, 2012	/s/ Blenda J. Wilson, Ph.D.

Name: Blenda J. Wilson, Ph.D.
Title: Director