Form 10-K/A
period 2011-12-31
MEDCO HEALTH SOLUTIONS INC
filed 2012-04-02
CIK 1170650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 23, 2012, the Registrant had 391,934,491 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Medco Health Solutions, Inc. (the “Company,” “Medco,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2012 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by Medco within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

MEDCO HEALTH SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K/A

AMENDMENT NO. 1

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The directors of the Company, and their ages as of March 23, 2012, are as follows:

Howard W. Barker, Jr., CPA, 65, was employed by KPMG LLP from July 1972 and served as a partner of KPMG LLP from 1982 until his retirement in September 2002. Mr. Barker is currently a director of the following public companies: priceline.com Incorporated since 2003 (Chairman of the Audit Committee; Nominating and Corporate Governance Committee) and Chiquita Brands International, Inc. since 2007 (Chairman of the Audit Committee). In addition, Mr. Barker is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Barker has served as a director of the Company since August 2003, and is currently Chairman of the Audit Committee, as well as a member of the Compensation Committee and the Mergers and Acquisitions Committee.

John L. Cassis, 63, has served since 1994 as a partner of Cross Atlantic Partners, Inc., a healthcare and life sciences venture capital firm. Mr. Cassis was formerly a director of Salomon Brothers Venture Capital, which he joined in 1986 and headed from 1990 to 1994. Prior to Salomon Brothers Venture Capital, Mr. Cassis was a managing director of Ardshiel Associates, Inc., a merchant bank, as well as a founder of J&J Development Corporation, the venture capital arm of Johnson & Johnson. He previously has served on the boards of many public and private companies and currently holds directorships at LifeMed Media, Inc., BioMedical Enterprises, Inc., and IntegriChain, Inc., and served on the board of Nutrition 21 Inc. from 2005 to 2009. Mr. Cassis has served as a director of the Company since August 2003, and is currently Chairman of the Compensation Committee, as well as a member of the Audit Committee and the Mergers and Acquisitions Committee.

Michael Goldstein, CPA, 70, served as Chairman of the Toys “R” Us Children’s Fund from 2001 until 2006. Mr. Goldstein was Chairman of Toys “R” Us, Inc. from 1998 to 2001, Chief Executive Officer from 1999 to 2000, Vice Chairman and Chief Executive Officer from 1994 to 1998 and Chief Financial Officer from 1983 to 1994. Mr. Goldstein was also employed by Ernst & Young (and its predecessor firms) from 1963 to 1979, including six years as an audit partner. Mr. Goldstein is currently a director of the following public companies: Charming Shoppes, Inc. since 2008 (Chairman of the Board; Compensation Committee); Pacific Sunwear of California, Inc. since 2004 (Chairman of the Audit Committee); and 4 Kids Entertainment, Inc. since 2003 (Chairman of the Board; Chairman of the Audit Committee; Nominating and Governance Committee). Mr. Goldstein is also a director of various private companies and not-for-profit charitable organizations. He has also served on the boards of the following public companies within the last five years: Martha Stewart Omnimedia, Inc. from 2004 to 2010; Bear Stearns & Co. from 2007 to 2008; and United Retail Group from 1999 to 2007. Mr. Goldstein has served as a director of the Company since 2003, and is currently the Lead Director, Chairman of the Corporate Governance and Nominating Committee and a member of the Audit Committee and the Mergers and Acquisitions Committee.

Charles M. Lillis, Ph.D., 70, is a co-founder and principal of LoneTree Capital Management LLC, a private equity investing group formed in 2000. Mr. Lillis also served as co-founder and Managing Partner of Castle Pines Capital LLC, from its inception in 2004 until its acquisition by Wells Fargo in 2011. Previously, Mr. Lillis served as Chairman of the Board of Directors and Chief Executive Officer of MediaOne Group, Inc. from its inception in 1995 through its acquisition by AT&T Corp., which was completed in 2000. Mr. Lillis has served on the boards of the following public companies within the last five years: SUPERVALU Inc. from 1995 to 2011; Washington Mutual, Inc. from 2005 to 2009; and The Williams Companies Inc. from 2000 to 2009. Mr. Lillis has served as a director of the Company since January 2005, and is currently a member of the Compensation Committee and the Mergers and Acquisitions Committee.

Myrtle S. Potter, 53, founded Myrtle Potter and Company, LLC in 2005, a private consulting firm where she serves as an advisor specializing in corporate strategy, corporate governance and product commercialization in the U.S. and global healthcare sectors. Since 2006, Ms. Potter has also been Chief Executive Officer of Chapman Properties, Inc., which is part of a group of real estate sales, financing and development companies owned by Ms. Potter. In 2009, Ms. Potter formed Myrtle Potter Media, Inc., a consumer healthcare company. Previously, Ms. Potter served at Genentech, Inc. as President, Commercial Operations from 2004 to 2005, and as Executive Vice President, Commercial Operations and Chief Operating Officer, from 2000 to 2004. Ms. Potter is also a director of various private companies. She has also served on the boards of the following public companies within the last five years: Amazon.com from 2004 to 2009; ev3 Inc. from 2007 to 2008; and FoxHollow Technologies, Inc. from 2005 to 2007. Ms. Potter has served as a director of the Company since December 2007, and is currently a member of the Compensation Committee and the Public Policy Committee.

William L. Roper, MD, MPH, 63, has served as Dean of the School of Medicine and Vice Chancellor for Medical Affairs of the University of North Carolina (“UNC”) at Chapel Hill, and as Chief Executive Officer of the UNC Health Care System, all since 2004. In addition, he has served as a Professor of Pediatrics and Social Medicine in the School of Medicine and Professor of Health Policy and Administration in the UNC School of Public Health. Before joining UNC in 1997, Dr. Roper served as Senior Vice President of Prudential Health Care and in other roles from 1993 to 1997. He also served as director of the Centers for Disease Control and Prevention from 1990 to 1993, on the senior White House staff in 1989 and 1990 and as the administrator of CMS from 1986 to 1989. Dr. Roper is a member of the American Academy of Pediatrics and the American Medical Association. Dr. Roper has been a director of Davita, Inc. since 2001 (Nominating and Governance Committee; Public Policy Committee; Chairman of the Compliance Committee; Chairman of the Clinical Performance Committee). He is also currently Chairman of the Board of Directors of the National Quality Forum, a private, not-for-profit, public benefit corporation established to standardize healthcare quality measurement and reporting. He has also served on the board of another public company, Delhaize Group from 2003 to 2008, within the last five years. Dr. Roper has served as a director of the Company since December 2007, and is currently Chairman of the Public Policy Committee and a member of the Corporate Governance and Nominating Committee.

David B. Snow, Jr., 57, has served as Chief Executive Officer and as a director of the Company since March 2003. Mr. Snow was appointed Chairman of the Company’s Board of Directors in June 2003 and also served as the Company’s President from 2003 to 2006. Prior to joining the Company, Mr. Snow served as President and Chief Operating Officer at WellChoice, Inc. (formerly Empire BlueCross BlueShield) where he held the position of Executive Vice President and Chief Operating Officer beginning in 1999 and then held the position of President and Chief Operating Officer from 2001 through 2003. From 1993 to 1998, Mr. Snow was an Executive Vice President of Oxford Health Plans, a health maintenance organization, and was responsible for marketing, medical delivery systems, medical management and government programs. Mr. Snow has served in executive leadership roles for a number of other healthcare companies throughout his career, including American International Healthcare, Inc. and US HealthCare, Inc. He also co-founded and served as President and CEO of Managed Healthcare Systems, Inc., which was later renamed AmeriChoice. Mr. Snow is currently a director of Pitney Bowes Inc. (Chairman of the Governance Committee; Executive Compensation Committee; Executive Committee). Mr. Snow is also a director of various private companies and not-for-profit charitable organizations.

David D. Stevens, 58, was employed in various capacities at Le Bonheur Health Systems, Inc. and its wholly owned subsidiaries from 1979 until 1996 (including Senior Vice President of the holding company, Vice President of the hospital entity and President of the for-profit entities). In May 1996, Mr. Stevens led a management buyout of Accredo Health, Inc., a leading provider of specialty pharmacy services to patients and payors, which in 1999 became a publicly traded company. Mr. Stevens served as Chief Executive Officer of Accredo from the time of the Company’s acquisition of the company in 2005 until 2006, and then as Chairman of Accredo’s primary operating subsidiary from March 2006 until August 2006, at which time he became a private investor working with private equity firms in the investment in, and operation of, healthcare service companies. Mr. Stevens is also a director of various private companies and not-for-profit charitable organizations including member of the board of Le Bonheur Children’s Medical Center Foundation, Inc., member of the board of Methodist Le Bonheur Healthcare, Inc. and member of the board of the University of Tennessee Research Foundation. Mr. Stevens is currently a director of the following public companies: Thomas & Betts Corporation since 2004 (Chairman of the Audit Committee; Nominating and Governance Committee) and Wright Medical Group, Inc. since 2004 (Chairman of the Board; Compensation Committee). He also served as Interim President and Chief Executive Officer of Wright Medical Group, Inc. from April 5, 2011 to September 19, 2011. Mr. Stevens has served as a director of the Company since May 2006, and is currently Chairman of the Mergers and Acquisitions Committee and a member of the Audit Committee and the Public Policy Committee.

Blenda J. Wilson, Ph.D., 71, has a background in higher education, philanthropy and healthcare. Her higher education experience includes the following: Assistant Provost and Assistant to the President of Rutgers University (N.J.) from 1969 to 1972; Senior Associate Dean of the Graduate School of Education at Harvard University from 1972 to 1982; Executive Director of the Colorado Commission on Higher Education and member of the Governor’s Cabinet from 1984 to 1988; Chancellor of the University of Michigan-Dearborn, 1988 to 1992; President of California State University, Northridge, 1992 to 1999; and Acting President of Cedar Crest College, 2007 to 2008. From 1999 to 2006, Dr. Wilson served as the inaugural President of the Nellie Mae Education Foundation. Dr. Wilson’s involvement in healthcare and health policy includes sixteen years (1982 to 1998) as a Director of the Commonwealth Fund, a research and grant making foundation which promotes an improved healthcare system. Dr. Wilson has also served on numerous boards of not-for-profit organizations involved in education and/or the advancement of women. Dr. Wilson was previously a Director of Union Bank of California (1993 to 1999) and of the Federal Reserve Bank of Boston (2003 to 2006), serving as Chair of the Board in 2006. She is past Chair of the Board of HERS, a professional development organization for women administrators in higher education and serves on the Trusteeship committee of the board of trustees of Cedar Crest College. Dr. Wilson has served as a director of the Company since 2003 and is currently a member of the Corporate Governance and Nominating Committee and the Public Policy Committee.

Executive Officers

The executive officers of the Company, and their ages and positions as of March 23, 2012, are as follows:

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

David B. Snow, Jr. See “Directors” above for biographical information about Mr. Snow.

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

Robert S. Epstein, M.D., M.S. has served as President, United BioSource Corporation® (“UBC”) since September 2011 and is responsible for the strategic direction of all of UBC’s business operations. In addition, he has served as President, Advanced Clinical Science and Research and Chief Clinical Research and Development Officer since December 2010. In this role Dr. Epstein oversees Medco’s research initiatives in personalized medicine, drug safety, health economics, outcomes, and comparative effectiveness conducted by researchers worldwide. In addition, Dr. Epstein served as Senior Vice President and Chief Medical Officer from 1997 through 2010 and was appointed President of the Medco Research Institute® in 2009. Dr. Epstein joined the Company in 1995 as Vice President of Outcomes Research. Dr. Epstein was trained as an epidemiologist and worked in public health and academia before joining the private sector. He is a past President of the International Society of Pharmacoeconomics and Outcomes Research, and has served on the Board of Directors for the Drug Information Association. In 2008, Dr. Epstein was nominated and elected to the Federal CDC EGAPP (Evaluation of Genomic Applications in Practice & Prevention) Stakeholder Committee, and the AHRQ CERT (Centers for Education and Research on Therapeutics) Committee. He has published more than 50 peer reviewed medical articles and book chapters, and serves as a reviewer for several influential medical journals.

Brian T. Griffin has served as President, International since October 2010 and in this role is responsible for delivering innovative clinical services designed to improve patient adherence, safety and efficiency across the international healthcare system. Mr. Griffin also served as Chief Executive Officer, Medco Celesio B.V. from October 2010 through September 2011. Prior to these positions, Mr. Griffin served as the Company’s Group President, Health Plans since January 2004, with responsibility for national and regional health plan clients. From January 1999 through December 2003 he served as Senior Vice President, Sales and was responsible for sales on a national basis. From November 1995 to December 1998, Mr. Griffin led the Insurance Carrier customer group and was responsible for sales within the Insurance Carrier Blue Cross/Blue Shield and Third-Party Administrator Markets. Mr. Griffin joined the Company in 1987.

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

Family Relationships

There are no family relationships among any directors or executive officers of the Company.

Involvement in Certain Legal Proceedings

There are no legal proceedings to which any director or executive officer, or any affiliate thereof, is a party that would be material and adverse to the Company.

Section 16 (a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, the executive officers and persons who hold more than ten percent of the outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. Based upon a review of (i) the copies of Section 16(a) reports that Medco has received from such persons or entities for transactions in its Common Stock and their Common Stock holdings for the fiscal year ended December 31, 2011 and (ii) the representations received from one or more of such persons or entities that no annual Form 5 reports were required to be filed by them for the fiscal year ended December 31, 2011, the Company believes all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of more than ten percent of its Common Stock.

Standards of Business Conduct; Code of Conduct

The Company has adopted Standards of Business Conduct that include a Code of Conduct that requires all directors, employees and officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions) to adhere to the Code of Conduct in discharging their work-related responsibilities. The Code of Conduct promotes, among other things, full, fair, accurate, timely and understandable disclosure in the reports and documents that the Company files with authorities such as the SEC, and in all public communications that the Company makes. The Company’s Code of Conduct can be accessed under “Corporate Governance” in the “Investors” section of the Company’s website at www.medcohealth.com/investor. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at http://www.medcohealth.com.

The Company has also established a confidential ethics phone line to respond to employees’ questions and reports of ethical concerns. In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee has established a policy with procedures to receive, retain and treat complaints received by the Company regarding accounting, internal controls or auditing matters, and to allow for the confidential, anonymous submission by employees of concerns regarding accounting or auditing matters.

Audit Committee

The Audit Committee of the Company’s Board of Directors has been established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised entirely of independent directors in accordance with applicable SEC and New York Stock Exchange (“NYSE”) requirements. The current members of the Audit Committee are Mr. Barker (Chairman), Mr. Cassis, Mr. Goldstein and Mr. Stevens. The Audit Committee held nine meetings during the 2011 fiscal year.

All of the Audit Committee members meet the NYSE requirements for financial literacy. Mr. Barker, Mr. Cassis, Mr. Goldstein and Mr. Stevens each has accounting or related financial management expertise, as required by NYSE listing standards. In addition, Mr. Barker, Mr. Cassis, Mr. Goldstein and Mr. Stevens are each “audit committee financial experts” under applicable SEC rules. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liabilities that are greater than those otherwise imposed on such person as an audit committee member in the absence of such designation.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The following section provides a discussion and analysis of compensation paid or awarded to the named executive officers for 2011. This discussion also includes other periods relevant to the 2011 compensation decisions discussed in this section and further amplified in the tables and narrative following this section.

In order to provide our shareholders with a more complete view of our compensation practices, we often indicate when programs are applicable to our employees generally or to our executive officers. “Executive officers” are our 16 most senior officers as set forth in Part III, Item 10 of this Annual Report on Form 10-K/A. Each named executive officer (“NEO”) is an executive officer. The named executive officers are: David B. Snow, Jr., Chairman and Chief Executive Officer; Kenneth O. Klepper, President and Chief Operating Officer; Richard J. Rubino, Senior Vice President, Finance and Chief Financial Officer; Thomas M. Moriarty, General Counsel, Secretary and President, Global Pharmaceutical Strategies; and Timothy C. Wentworth, Group President, Employer/Key Accounts.

Executive Compensation Philosophy

Our compensation programs for the Company’s executive officers are based on the fundamental principle of pay-for-performance. Base salary is the only fixed compensation and it represents no more than 15 percent of total target compensation for named executive officers. The remaining portion of each named executive officer’s total compensation is tied to the Company’s performance and his individual performance. As reflected in the following chart, our programs are directly supportive of our business strategies and the creation of shareholder value.

Compensation Program	Principle

Base Salary • Represents 10% to 15% of Total Target Compensation	• Attract and retain top executives

Executive Annual Incentive Plan • Represents 10% to 15% of Total Target Compensation	• Metrics support significant business strategies and fundamental year over year growth • Opportunity for above target payout rewards superior performance

Long-Term Incentive Plan • Represents 70% to 80% of Total Target Compensation	• Stock options and restricted stock units keep executives focused on the long-term success of the Company and long-term stock price appreciation

Stock Ownership Guidelines • Ranges from 3× to 5× base salary	• Aligns stockholder and executive interests to create and sustain long-term stock price appreciation and shareholder value

Recoupment Policy • Provides for recoupment of any incentive pay obtained fraudulently	• Discourages excessive risk taking

We use the programs to attract, retain and motivate executives who possess the skills and talents necessary to achieve business success. The programs are designed to be competitive with the companies we compete with for executive talent.

We provide a competitive package of benefits to all of our employees, including the named executive officers. Our executive officers participate in the same benefit programs (health, life, disability and retirement) using the same benefit formulas as other Medco employees. We maintain separate severance programs for our most senior executives (including the named executive officers) and provide very limited perquisites.

Performance Year 2011 Highlights

•

GAAP diluted EPS of $3.62 increased 14.6 percent; Diluted EPS of $3.74, excluding $80.2 million of expenses associated with the pending merger with Express Scripts, Inc., increased 18.4 percent over $3.16 in 2010

•	Diluted EPS, excluding all intangible amortization and merger-related expenses, increased 17.5 percent to $4.17 from $3.55 in 2010

•	Total net revenues increased 6.2 percent to $70.1 billion, with service revenues up 39.0 percent to $1.5 billion

•	Gross margin increased to $4.62 billion, representing a gross margin percentage of 6.6 percent

•

Earnings before interest income/expense, taxes, depreciation and amortization (“EBITDA”) increased 6.6 percent to $3.2 billion and EBITDA per adjusted prescription increased 3.9 percent to $3.23 when excluding merger-related expenses

•	Mail-order prescriptions increased 3.0 percent to 113.1 million, with generic volumes increasing 8.3 percent to 73.2 million

•	Generic dispensing rate increased 2.8 percentage points to 73.8 percent

•	Specialty pharmacy revenues increased 18.5 percent to $13.4 billion, with an increase in operating income of 27.9 percent to $560.6 million

2011 Compensation—Summary of Decisions

Following is a summary of the decisions made by the Compensation Committee relating to 2011 compensation.

Mr. Snow’s 2011 Compensation

2011 Salary	Percentage Change in Salary from 2010	Executive Annual Incentive Plan Performance Year 2011 Bonus	Executive Annual Incentive Plan Performance Year 2011 Bonus as a Percentage of Base Salary	2002 Long- Term Incentive Plan Awards Granted in 2011 (Grant Date Present Value)	Percentage Change in Present Value of 2002 Long- Term Incentive Plan Awards Granted in 2011 from 2010	In Compliance with Ownership Guidelines

$1,500,000	15.4%	$4,875,000	325%	$12,503,905	1.5%	✓

Mr. Klepper’s 2011 Compensation

2011 Salary	Percentage Change in Salary from 2010	Executive Annual Incentive Plan Performance Year 2011 Bonus	Executive Annual Incentive Plan Performance Year 2011 Bonus as a Percentage of Base Salary	2002 Long-Term Incentive Plan Awards Granted in 2011 (Grant Date Present Value)	Percentage Change in Present Value of 2002 Long- Term Incentive Plan Awards Granted in 2011 from 2010	In Compliance with Ownership Guidelines

$838,100	2.0%	$2,095,250	250%	$4,675,662	27.8%	✓

Mr. Rubino’s 2011 Compensation

2011 Salary	Percentage Change in Salary from 2010	Executive Annual Incentive Plan Performance Year 2011 Bonus	Executive Annual Incentive Plan Performance Year 2011 Bonus as a Percentage of Base Salary	2002 Long-Term Incentive Plan Awards Granted in 2011 (Grant Date Present Value)	Percentage Change in Present Value of 2002 Long- Term Incentive Plan Awards Granted in 2011 from 2010	In Compliance with Ownership Guidelines

$695,700	6.0%	$1,565,325	225%	$3,156,072	15.0%	✓

Mr. Moriarty’s 2011 Compensation

2011 Salary	Percentage Change in Salary from 2010	Executive Annual Incentive Plan Performance Year 2011 Bonus	Executive Annual Incentive Plan Performance Year 2011 Bonus as a Percentage of Base Salary	2002 Long-Term Incentive Plan Awards Granted in 2011 (Grant Date Present Value)	Percentage Change in Present Value of 2002 Long- Term Incentive Plan Awards Granted in 2011 from 2010	In Compliance with Ownership Guidelines

$617,000	2.0%	$1,156,875	187.5%	$2,805,397	2.2%	✓

Mr. Wentworth’s 2011 Compensation

2011 Salary	Percentage Change in Salary from 2010	Executive Annual Incentive Plan Performance Year 2011 Bonus	Executive Annual Incentive Plan Performance Year 2011 Bonus as a Percentage of Base Salary	2002 Long-Term Incentive Plan Awards Granted in 2011 (Grant Date Present Value)	Percentage Change in Present Value of 2002 Long- Term Incentive Plan Awards Granted in 2011 from 2010	In Compliance with Ownership Guidelines

$597,400	1.9%	$1,120,125	187.5%	$2,454,723	(2.4)%	✓

Executive Compensation Programs

Components of Compensation

Our executive compensation program has three key components: base salary; performance-based annual cash bonus; and long-term incentives in the form of stock-based awards including stock options and restricted stock units. Our pay-for-performance philosophy places a majority of an executive officer’s compensation at risk and emphasizes long-term incentives. As a result, the only fixed compensation paid is base salary, which represents approximately 15 percent of an executive officer’s total target compensation. Mr. Snow’s base salary represents approximately 10 percent of his total target compensation. The greater emphasis on at-risk compensation for Mr. Snow is consistent with his ultimate responsibility for the Company’s success and is supported by our stock ownership requirements and other elements of our compensation program (such as the recoupment policy), that disincentivize excessive risk taking and otherwise align Mr. Snow’s interests (and those of the other named executive officers) with those of long-term shareholders.

The remaining total target compensation (annual bonus and the value of long-term incentives) for our named executive officers is not guaranteed and the ultimate value to the executive is based on the Company’s and the executive’s performance. The Compensation Committee does not apply specific weightings to Company and individual performance factors. To support our focus on long-term sustained growth, we place a greater emphasis on long-term incentives compared to short-term incentives as indicated in the chart below:

Target Compensation Mix – CEO	Target Compensation Mix – NEO’s

Total Compensation Benchmarks

Compensation for the named executive officers is evaluated in comparison to a healthcare sector peer group comprised of Aetna Inc., AmerisourceBergen Corporation, Cardinal Health, Inc., CIGNA Corporation, CVS Caremark Corporation, Express Scripts, Inc., Health Net, Inc., Humana Inc., McKesson Corporation, UnitedHealth Group, Incorporated, and WellPoint, Inc. (together, the “Peer Group”). The Peer Group reflects companies with which we compete for executive talent and includes our largest direct competitors. Benchmarking examines the percentile level of pay for each of Medco’s named executive officers for salary, total cash compensation, and total direct compensation. Specific comparisons are made to the market median and 75th percentiles. In addition, the Company performs a three-year look-back at actual pay “realizable” from salary, incentives and equity compared to the peer group versus actual performance for the same period. This enables the Company to assess whether our pay and performance for the same time period are aligned.

Use of Compensation Consultants

The Compensation Committee retained and was assisted in its review of performance year 2011 executive compensation by independent consultants at Pay Governance. Pay Governance developed benchmarks and pay recommendations for Mr. Snow. Pay Governance also assisted the Committee in its review of management’s pay recommendations for the other named executive officers.

Base Salary

Base salaries are generally targeted at the 50th percentile of salaries of similar positions at the benchmark companies. Base salary may be adjusted annually to reflect the executive’s contribution to the Company, experience, expertise and relative position against competitive market rates. Mr. Snow’s salary is set by the Board of Directors; we note that Mr. Snow’s employment agreement does not guarantee a minimum salary.

The Compensation Committee reviewed Mr. Snow’s base salary in January 2011 against salaries of chief executive officers of the Company’s Peer Group and determined that it was under competitive. As a result, Mr. Snow received a salary increase of $200,000 per year effective April 1, 2011. The Committee reviewed the salary recommendations for the other named executive officers and adjustments for the named executive officers (other than Mr. Snow) ranged between 1.9 percent and 6 percent. The adjustments were based primarily on external market competitiveness.

Annual Bonuses

Executive Annual Incentive Plan Performance Targets and Actual Results

The executive officers of the Company, including the named executive officers, are eligible each year for an annual cash bonus pursuant to the Company’s Executive Annual Incentive Plan. At the beginning of the performance year, the Compensation Committee and the Board of Directors approved the following performance goals for 2011: earnings per share (excluding the amortization of intangible assets that existed when Medco became a publicly traded company in 2003); net-new sales; generic mail-order prescription volume; and return on invested capital. Each metric is closely tied to the execution of strategic business objectives and in the aggregate are designed to drive shareholder value. The metrics were weighted by points (as set out in the chart below) and bonuses would only be paid if at least 50 points were attained collectively across all the metrics. For performance year 2011, actual performance resulted in the achievement of 90 points under the plan. Accordingly, each named executive officer was eligible for a bonus under the Executive Annual Incentive Plan. Bonuses are not guaranteed and they can range from 0 percent to 250 percent of the executive’s individual target bonus opportunity based on the executive’s performance.

2011 Performance Metric	Target Weighting (points)	2011 Weighting Results (points)	Target Performance Goal	2011 Performance Results	Attained
Earnings Per Share (for Fiscal Year 2011)(1)	52.5	52.5	$4.12	$4.24	✓
Net-New Sales (for Performance Year 1/2/11 to 1/1/12)	37.5	—	$1,500,000,000	$(174,000,000)	—
Generic Mail-Order Prescription Volume (for Fiscal Year 2011)	37.5	37.5	69,000,000	72,200,000	✓
Return on Invested Capital (for Fiscal Year 2011)	22.5	—	32.5%	31.6%	—

(1)	Represents Earnings Per Share (Net Income per share excluding all amortization of intangible assets and merger-related expenses and adjusted for share repurchases in operating plan)

Executive Annual Incentive Plan 2011 Target Bonus Opportunities and Bonus Amounts

Target bonus opportunities are generally set at the 50th percentile of competitive compensation practices as measured by our Peer Group. Since market compensation practices, including incentive opportunity, differ by job, our target bonus opportunities as a percentage of base salary vary for each of our named executive officers (see the table below). For 2011, the target bonus opportunity, maximum bonus range, 2011 earned bonus (each expressed as a percentage of base salary), and the actual dollar amount of the bonus for each of the named executive officers was as follows:

Name	Target Bonus Opportunity (as a percentage of base salary)	Maximum Bonus Range 0% to 250% of Target (as a percentage of base salary)	2011 Earned Bonus (as a percentage of base salary)	2011 Earned Bonus $
Mr. Snow	130%	0% - 325.0%	325.0%	$4,875,000
Mr. Klepper	100%	0% - 250.0%	250.0%	$2,095,250
Mr. Rubino	90%	0% - 225.0%	225.0%	$1,565,325
Mr. Moriarty	75%	0% - 187.5%	187.5%	$1,156,875
Mr. Wentworth	75%	0% - 187.5%	187.5%	$1,120,125

The Compensation Committee exercises judgment in determining individual bonus awards and does not assign specific weights to the factors it considers. The Committee awarded the actual bonus for each named executive officer after conducting a review of each executive officer’s individual performance for the year and considering the recommendations of the CEO (as to executives other than himself). The Compensation Committee considered the results of the performance metrics under the EAIP. In addition, in awarding bonuses, the Committee considered the overall contribution of each of the named executive officers to, and the significant shareholder value created by, the merger with Express Scripts.

Long-Term Incentive Compensation

The grant date fair value of long-term incentives account for 75 percent of Mr. Snow’s total target compensation and 70 percent of total target compensation for the other executive officers, including the named executive officers. The Committee establishes long-term incentive award targets for each executive officer expressed as a percentage of salary, without weighting any of the performance criteria. Actual awards reflect each executive’s individual performance and potential future contributions to the Company and may be above or below target. The actual grant date values depend upon our closing stock price on the day of the grant. Accordingly, the value of the actual grant may vary slightly from the value established by the Committee.

Mix of Restricted Stock Units and Stock Options

For the named executive officers other than Mr. Snow, the grants made in February 2011 were approximately 65 percent of the grant date fair value in options and 35 percent of the grant date fair value in restricted stock units. Since fewer restricted stock units are used to deliver the same value as stock options, this approach helps the Company manage the number of shares granted under our stock incentive plans. In addition, restricted stock units promote retention because they use cliff vesting (100 percent after three years of service after the grant date) and they retain value even when market volatility and other economic factors beyond management’s control cause a drop in the Company’s stock price that does not reflect operating performance. Mr. Snow’s grants were weighted 80 percent of the grant date fair value in stock options and 20 percent of the grant date fair value in restricted stock units to align his total compensation closer to the interests of the Company’s shareholders (because the value of options is only realized if the stock price increases).

All stock options were granted with an exercise price equal to the closing price of the Company’s common stock on the grant date. Options vest in three annual installments beginning on the first anniversary of the grant. Generally, upon termination of employment, unvested options are forfeited and vested options remain exercisable for a limited period of time (three months or six months depending on the circumstances of the termination). Options are generally not forfeited in the case of death or disability, though they only remain outstanding for up to 24 months. Options, whether or not vested, do not count toward an executive’s stock ownership requirements.

Restricted stock units are subject to three year cliff vesting to enhance their retention value. That means that they vest 100 percent on the third anniversary of their grant. Restricted stock units provide for pro-rated vesting in the case of an involuntary separation from employment that is not for cause, but are forfeited if the executive voluntarily resigns. Restricted stock units granted to executive officers do not provide for accelerated payment, except in the case of death or a termination of employment following a change in control. Executive officers may defer payment of restricted stock units at their election. Deferred restricted stock units are paid in shares on a one for one basis and are automatically paid out on the death of an executive. No additional earnings (either in the form of accrued dividends or dividend equivalents) are paid on deferred restricted stock units. Vested, deferred stock units are counted toward an executive’s stock ownership requirements.

All of the Company’s long term incentive awards, including the 2011 awards, provide for acceleration of vesting of all unvested stock options and restricted stock units in the case of a termination of employment within two years after a change in control. In such a case, the 2011 options remain outstanding for their full term and the restricted stock units would become payable six months after the termination of employment. The merger with Express Scripts is a change in control for purposes of the equity awards.

2011 Long-Term Incentives

The 2011 long-term incentives were granted on February 25, 2011. In 2011, the Committee maintained its philosophy of emphasizing stock options over restricted stock with the intention of aligning the value of the equity award to future stock price appreciation. The Compensation Committee recommended the stock option and restricted stock unit awards for the named executive officers identified below and in the Grants of Plan-Based Awards table located in the Executive Compensation section below. In making its recommendations, the Compensation Committee considered competitive market data on total compensation packages at the Peer Group, the individual performance factors described in this Compensation Discussion and Analysis, future contributions of the executive officers and, except in the case of the award to Mr. Snow, the recommendations of Mr. Snow. No one factor was more or less significant than any other in this analysis. All awards were approved by the Board of Directors.

Name	Target Long Term Incentive (Present value as a multiple of base salary)	Actual Long Term Incentive Compensation Granted in 2011 (Present value as a multiple of base salary)	Stock Options (# of shares)	Restricted Stock Units (# of shares)
Mr. Snow	8.00	8.34	575,540	38,710
Mr. Klepper	5.00	5.58	174,000	26,000
Mr. Rubino	4.25	4.54	117,450	17,550
Mr. Moriarty	4.00	4.55	104,400	15,600
Mr. Wentworth	4.00	4.11	91,350	13,650

Compensation Committee’s Evaluation of Individual Performance

The Compensation Committee considered a variety of quantitative and qualitative performance results for each named executive officer. No factor was given any specific weighting and the Committee did not consider the quantitative factors any more or less important than the qualitative factors.

In arriving at its compensation recommendation for Mr. Snow, the Committee evaluated his performance and considered his current base salary, details about Mr. Snow’s bonus and long term incentive compensation targets, prior bonus as a percentage of target, prior year’s long term incentive compensation (i.e., stock option and restricted stock unit grants), and a summary of Mr. Snow’s outstanding equity awards. Mr. Snow provided the Committee with a self-assessment and the Committee independently reviewed his performance. The Committee also considered a competitive analysis of CEO compensation in the Peer Group companies prepared and presented by its compensation consultant. Finally, the Committee considered the shareholder value creation of the merger with Express Scripts.

Mr. Snow’s 2011 Performance

In assessing Mr. Snow’s performance, the Committee considered the significant shareholder value created by the merger with Express Scripts. The Committee also considered the accomplishment of the specific financial targets under the Executive Annual Incentive Plan:

Performance Goal	Significant Considerations

Earnings Per Share	Overachieved target by 2.9%, or $0.12

Net-New Sales	Not achieved

Generic Mail-Order Prescription Volume	Overachieved target by 4.6%, or 3.2 million prescriptions

Return on Invested Capital	Underachieved target by 2.8%, or 0.9 percentage points

With respect to Mr. Snow’s 2011 performance, the Committee also considered Mr. Snow’s leadership and strategic thinking as he assessed the long-term competitive landscape of the PBM industry. Recognizing that the Affordable Care Act would continue to impact Medco’s business model in the long-term, Mr. Snow conducted an intensive and exhaustive review of strategic alternatives that ultimately led to the planned merger with Express Scripts.

In arriving at compensation decisions for the named executive officers (other than Mr. Snow), the Committee considered information it deemed relevant including the following:

•	contribution to the Company’s 2011 performance;

•	contribution to shareholder value creation, including through the proposed merger with Express Scripts;

•	the relevant terms of the merger agreement with Express Scripts, including the section that permitted maximum bonus funding; and

•	total compensation levels before and after any recommendations.

The Compensation Committee did not apply a specific weighting to the considerations. However, the Committee considered the terms of the merger agreement as a significant factor. They noted that the provision permitting maximum bonus funding was intended to motivate the named executive officers and employees generally to, among other things, work toward the successful consummation of the merger and to retain them during an extended period between the signing and closing of the merger.

The Committee has identified below the instances in which it considered performance targets or goals for the specific named executive officers. In such cases, the Committee has also identified below the target or goal and the actual performance results. Performance against the targets was just one factor considered by the Committee and it was not given any greater weight than other factors.

Each named executive officer had one or more performance goals that were specifically tied to the Executive Annual Incentive Plan: earnings per share, net new sales, generic mail prescription volume and return on investment capital. Unless otherwise specified, the named executive officer’s target and actual results were the same as the target and results under the Executive Annual Incentive Plan.

Mr. Klepper’s 2011 Performance

In assessing Mr. Klepper’s 2011 performance, the Committee specifically considered the following performance goals and objectives:

Performance Goal	Significant Considerations

Implement programs to retain and grow lives from retiree benefit programs	Expanded lives through employer group waiver programs; developed new services for health plan partners; continued to enhance Medco Prescription Drug Plan open enrollment capabilities

Manage distribution costs	Overachieved operating plan by 2.1%

Maintain positive client satisfaction	Commercial customer groups continued strong client satisfaction rates above 97%; maintained satisfaction rating for Medco Prescription Drug Plan

Drive innovation and agility	Continued the implementation of the strategic five-year plan for technology innovation that is designed to create sustained growth and savings for the Company; completed reorganization of Operations into a networked, workstream model

Achieve specialty revenue target	Specialty revenue target of $13.6 billion was underachieved by $0.4 billion, however, results represent an 18% increase over 2010

Meet client retention target – 98%	Underperformed by 5.2 percentage points

Executive Annual Incentive Plan Targets:

• Earnings Per Share	Overachieved target by 2.9%, or $0.12 per share

• Net-New Sales	Not achieved

• Generic Mail-Order Prescription Volume	Overachieved target by 4.6%, or 3.2 million prescriptions

• Return on Invested Capital	Underachieved target by 2.8%, or 0.9 percentage points

With respect to Mr. Klepper’s 2011 performance, the Committee considered his accomplishments with respect toproviding innovative solutions for our clients. The Committee also considered Mr. Klepper’s contribution to the successful completion of the merger with Express Scripts, in particular his leadership role in the pre-integration planning phase of the merger.

Mr. Rubino’s 2011 Performance

In assessing Mr. Rubino’s 2011 performance, the Committee specifically considered the following performance goals and objectives:

Performance Goal	Significant Considerations

Manage cash balances	Cash balances were successfully managed; record low interest rates and ready access to capital made it unnecessary to build significant cash reserves

Manage selling, general and administrative expense (“SG&A”)	SG&A expense for the enterprise was 4.4% better than operating plan

Manage leverage ratio	Managed leverage ratio at an average 1.6%

Manage share repurchase program	Successful management of 2011 share repurchase program until it was suspended in connection with the announced merger

Executive Annual Incentive Plan Targets:

• Earnings Per Share	Overachieved target by 2.9%, or $0.12 per share

• Return on Invested Capital	Underachieved target by 2.8%, or 0.9 percentage points

With respect to Mr. Rubino’s 2011 performance, the Committee took a number of factors into consideration including his leadership in driving the execution of financial strategies that are designed to drive long-term shareholder value and provide a framework for sustained long-term growth. The Committee considered Mr. Rubino’s leadership role in negotiating the financial terms of the merger. The Committee also considered that Mr. Rubino’s financial strategies contributed to strong earnings per share performance.

Mr. Moriarty’s 2011 Performance

In assessing Mr. Moriarty’s 2011 performance, the Committee specifically considered the following performance goals and objectives:

Performance Goal	Significant Considerations

Manage rebate contracts and fees	Gross rebates and brand discounts increased over 8%

Drive integrated pharma initiatives across enterprise	Significant progress in the specialty category including several exclusive distribution and services agreements; completed comprehensive services offerings for biosimilar manufacturers

Manage legal risks	Continued cost effective management of litigation; supported significant transactional activity in addition to the merger; significant contribution from favorable regulatory results

Executive Annual Incentive Plan Targets:

• Earnings Per Share	Overachieved target by 2.9%, or $0.12 per share

• Return on Invested Capital	Underachieved target by 2.8%, or 0.9 percentage points

With respect to Mr. Moriarty’s performance, the Committee noted Mr. Moriarty leadership role in managing a diverse portfolio of functions throughout the organization. In addition, the Committee recognized Mr. Moriarty’s leadership role in negotiating the merger agreement with Express Scripts as well as his significant contribution to the government and regulatory approval process.

Mr. Wentworth’s 2011 Performance

In assessing Mr. Wentworth’s 2011 performance, the Committee specifically considered the following performance goals and objectives:

Performance Goal	Significant Considerations

Ensure Medco meets client retention target (98%)	Significant contribution to a greater than 99% retention rate

Maintain positive client satisfaction	Employer and Key Account groups each had satisfaction rates of at least 99%

Manage selling, general and administrative expense (“SG&A”)	SG&A was successfully managed below plan

Executive Annual Incentive Plan Targets:

• Earnings Per Share	Overachieved target by 2.9%, or $0.12 per share

• Net-New Sales (individual goal to deliver 50% of EAIP target)	Underperformed as a result of losses. New sales in the Employer/Key Accounts group exceeded plan by more than $500 million

• Generic Mail-Order Prescription Volume (individual goal to deliver 54.9% of EAIP target)	Delivered 100% of individual goal, total corporate results for EAIP exceeded target by 4.6%, or 3.2 million prescriptions

With respect to Mr. Wentworth’s performance, the Committee noted that although the Company did not achieve its net-new sales target, Mr. Wentworth achieved positive net-new sales results and above plan new sales in the Employer/Key Accounts group. The Committee also noted that Mr. Wentworth’s group achieved its generic mail prescription volume target and maintained high client satisfaction.

Benefits and Perquisites

With limited exceptions described below, the Committee’s policy is to provide benefits to executive officers that are the same as those offered to all employees of the Company. We provide comprehensive health benefits, as well as life insurance and a disability program for all benefits-eligible employees, including the named executive officers. In addition, we offer retirement benefits through a 401(k) savings plan and maintain a frozen qualified and non-qualified cash balance retirement plan which was offered to a broad employee population in 2011, including the named executive officers. Our retirement plan benefits are based on base salary only; bonus, stock option gain and other incentive compensation are not taken into account under our retirement plans. We review our benefit plans in comparison to those offered by the companies we compete with for talent. The named executive officers do not receive any special life, health or retirement benefits.

We provide annual physical health exams for our senior executives, including the named executive officers. Under that program, our senior executives can receive a comprehensive physical at a contracted executive health facility. Alternatively, we will pay up to the contracted rate for a similar examination at a facility selected by the executive. We provide physicals because the ongoing health and well being of our executives is critically important to our long-term success. Mr. Rubino, Mr. Moriarty and Mr. Wentworth received an annual physical exam under the executive program.

We lease a corporate aircraft for the exclusive business use of our employees, including but not limited to the named executive officers. Personal use of the aircraft is not permitted under company policy. Family members are not permitted on the corporate aircraft. We also maintain a corporate apartment for use by our employees broadly. We lease an apartment in Mahwah, New Jersey near our headquarters in New Jersey which is cost effective when compared to hotel expenses or longer term efficiency lodging. None of the named executive officers used the corporate apartment in 2011.

Mr. Snow has been provided with an automobile allowance in accordance with his employment agreement (see “Employment Agreement with David B. Snow, Jr.”). Mr. Snow is also entitled to be reimbursed for up to $10,000 for financial planning and tax preparation services. In 2011, Mr. Snow received $22,620 for his annual car allowance and was reimbursed $10,000 for financial planning.

Severance and Change in Control Benefits

We maintain an executive severance plan for our most senior executives, including the named executive officers (other than Mr. Snow who has severance and change in control protections through his employment agreement, see “Employment Agreement with David B. Snow, Jr.”). The plan provides for salary and benefit continuation for a one-year period and a pro rata bonus following termination of employment without cause. We also maintain an executive change in control severance plan that provides enhanced benefits to executive officers (other than Mr. Snow) who are terminated in connection with a change in control. Payments and benefits under the change in control plan are inclusive of the regular severance benefits and include a prorated bonus for the year of the executive’s termination of employment, severance pay equal to two times the executive’s base salary and annual bonus, and continued health benefits for 12 months. All severance payments are conditioned on the executive’s termination of employment (double trigger) and the executive signing a general release of claims and agreeing to the terms of certain restrictive covenants regarding non-competition, non-solicitation and confidentiality. Severance pay is made in installments, in part to support the enforcement of the restrictive covenants. Finally, an executive can only receive payments from one of the severance plans and neither plan provides for golden parachute gross-up payments. The merger with Express Scripts, Inc. constitutes a change in control for purposes of the 2006 Change in Control Executive Severance Plan, the 2002 Stock Incentive Plan and Mr. Snow’s employment agreement.

We maintain the severance plans for several reasons. First, a basic severance plan is necessary at the senior level to attract and retain talent. Second, we recognize that senior executives who lose their jobs will need a period of time to find subsequent employment. The change in control benefit provides an additional level of financial security for our most senior executives. These are the executives who could be asked to evaluate a transaction that may maximize shareholder value while resulting in the elimination of their jobs. The change in control plan is intended to minimize the distraction caused by concerns over personal financial security in the context of a change in control. The change in control benefits, including any accelerated vesting of equity awards, are subject to both a change in control and loss of employment.

Mr. Snow’s employment agreement, which expires March 31, 2015, provides for lump sum severance pay and benefits. Severance pay of two times base salary and annual bonus, and continued health benefits for 12 months is payable if he is terminated without cause. Severance pay is increased to three times base salary and annual bonus if Mr. Snow’s employment is terminated in connection with a change in control. Severance is limited to one times base salary and annual bonus if Mr. Snow’s employment terminates as a result of his disability. In order to comply with IRS regulations, payments over $500,000 are deferred for six months following termination of employment. Mr. Snow is subject to a two-year non-compete and non-solicitation agreement and the payment of severance is also subject to him signing a general release of claims. Mr. Snow is not entitled to a gross-up for golden parachute payments.

Stock Ownership and Holding Policy

Executive officers (including the named executive officers) and other senior executives are subject to mandatory share ownership guidelines. Executives are not required to purchase Company stock and there is no deadline for achieving the target. However, each time an executive acquires shares through Company stock plans, such as by exercising a stock option, the executive is required to retain a percentage of the net profit shares (i.e., shares remaining after the payment of the exercise price and taxes) until the executive reaches the stock ownership target. The ownership guidelines apply during the executive’s employment and for six months after they cease to be subject to the guidelines, such as when their employment ends.

The following table summarizes the stock ownership guidelines applicable to all executives covered by our stock ownership policy. All named executive officers are in compliance with the stock ownership guidelines. In fact, Mr. Snow holds stock with a value in excess of 15 times his base salary.

Executive Level	Ownership Target (Multiple of Salary)	Retention Ratio Until Stock Ownership Target Achieved
Chairman & CEO	5.0x	100%
Executive Officers	3.0x	75%
Other Senior Officers	1.5x	75%

Equity Grant Practices

The Board of Directors established that annual grants of stock options and restricted stock units associated with our Total Compensation Management process are made on the last Friday of February. New hire quarterly grants are made on the last Friday of February, May, August and November. New hire grants are always made on the quarterly grant date that follows the employee’s first day of work. Grants are made after earnings are released. Grants to directors occur on the date of the Annual Meeting of Shareholders, a date that is established a year in advance. In addition, stock options are granted with an exercise price equal to the closing price of our stock on the day of the grant. We do not make discretionary grants on any other dates.

Recoupment Policy

In 2007, the Board of Directors adopted a policy regarding recoupment of compensation in addition to the requirements of the Sarbanes-Oxley Act of 2002. Specifically, if the Board determines that any bonus, incentive payment, equity award or other compensation has been awarded or received by an executive officer of the Company, and that such compensation was based on any financial results or operating metrics that were satisfied as a result of such officer’s knowing or intentional fraudulent or illegal conduct, then the Company will seek to recover from the officer such compensation as it deems appropriate under the circumstances and as permitted by law.

Policy on Hedging and Other Derivative Transactions

Medco’s insider trading policy and procedures prohibits employees and directors from selling any securities of Medco that are not owned by such person at the time of the sale (a “short sale”). Also, employees and directors are not permitted to buy or sell puts, calls, exchange-traded options or other forms of derivative in respect of Medco’s securities. Similarly, hedging transactions, such as zero cost collars that lock in the value of stock or option holdings in exchange for the upside appreciation in the stock are also prohibited. These types of transactions eliminate the full risk and rewards of stock ownership and are therefore prohibited with respect to Medco securities.

Policy with Respect to the $1 Million Deduction Limit

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of the fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.

The Compensation Committee designs certain components of executive compensation to permit full deductibility. However, shareholder interests are at times best served by not restricting the Compensation Committee’s discretion and flexibility in developing compensation programs, even though the programs may result in non-deductible compensation expenses. Accordingly, the Compensation Committee may from time to time approve elements of compensation for certain officers that are not fully deductible. Stock options and bonuses paid under the Executive Annual Incentive Plan are designed to qualify as performance-based compensation. Base salary, restricted stock units and discretionary bonuses do not qualify as performance-based compensation.

Compensation Practices and Risk Management Procedures

In 2011, the Committee undertook an assessment of the Company’s compensation policies and practices to determine whether any of those policies or practices inappropriately motivated or rewarded executives for taking risks that are reasonably likely to result in a material adverse effect on the Company. As part of this assessment, the Committee reviewed an assessment performed under the direction of the Company’s Vice President, Corporate Audit and did its own analysis of the metrics used under the Executive Annual Incentive Plan, the material features of the Company’s various incentive compensation plans, as well as policies or practices that have a mitigating effect on risks. The Compensation Committee noted that there were sufficient mitigation strategies in place and that several of the compensation elements had mitigating cross-checks. For example, short-term performance metrics such as net-new sales are mitigated by long-term equity awards and stock ownership requirements. The Committee considered the following to be significant mitigating factors:

•	Committee oversight of compensation programs, including discretion to set targets, monitor performance and determine final payouts;

•	Compensation plans that provide a mix of both short and long-term compensation, as well as cash and equity compensation;

•	Incentive compensation plans based on broad-based, reportable financial metrics that are quantitative, audited, measurable and aligned with shareholder interests;

•	All plans are subject to fixed caps on financial payouts that are not excessive;

•	Service-based 3 year vesting of equity grants;

•	Stock ownership guidelines;

•	Recoupment and anti-hedging policies; and

•	Significant ownership interests held by executive officers.

On the basis of this assessment, the Committee concluded that the Company’s compensation plans do not inappropriately motivate or reward executives for risk taking that is reasonably likely to have a material adverse effect on the Company.

Consideration of 2011 Advisory Vote on Compensation of Named Executive Officers

At the 2011 Annual Meeting of Shareholders, we held a non-binding advisory shareholder vote on the compensation of our named executive officers, commonly known as a “say on pay” proposal. The Company’s say on pay proposal was approved by over 85% of the shares entitled to vote and present at the 2011 annual meeting, excluding broker non-votes. After considering the results of the 2011 advisory vote, the Committee concluded that the compensation paid to our executive officers and the Company’s overall compensation practices have strong shareholder support. In light of these results, the Committee and the Board do not intend to make any specific changes to our executive compensation philosophy for 2012.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section set forth in Part III, Item 11 of this Annual Report on Form 10-K/A. Based on the Compensation Committee’s review and the discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee

John L. Cassis (Chairman)

Howard W. Barker, Jr., CPA

Charles M. Lillis, Ph.D.

Myrtle S. Potter

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Annual Report or future filings made by the Company under those statutes, this Compensation Committee Report does not constitute soliciting material and shall not be deemed filed with the SEC and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes, except to the extent that the Company specifically incorporates the Compensation Committee Report by reference therein.

EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2011. Payments under the Company’s Executive Annual Incentive Plan (EAIP) are reported under the column captioned “Non-Equity Incentive Plan Compensation.” Amounts listed under that column were awarded in respect of 2011 performance. The Summary Compensation Table and the tables below report actual salary paid during calendar year 2011, the EAIP bonus payments (for 2011 performance) and stock options and restricted stock units granted in February 2011.

SUMMARY COMPENSATION TABLE

Name and Principle Position (a)	Year (b)	Salary ($) (c)(1)	Bonus ($) (d)(2)	Stock Awards ($) (e)(3)	Option Awards ($) (f)(4)	Non-Equity Incentive Plan Compensation ($) (g)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(6)	All Other Compensation ($) (i)(7)	Total ($) (j)
David B. Snow, Jr.	2011	$1,443,077	—	$2,424,407	$10,079,498	$4,875,000	$8,458	$48,742	$18,879,182
Chairman and Chief	2010	$1,300,000	—	$2,406,914	$9,906,641	$2,700,000	$48,991	$50,681	$16,413,227
Executive Officer(8)	2009	$1,300,000	—	$1,805,810	$7,173,000	$3,000,000	$47,546	$45,681	$13,372,037

Kenneth O. Klepper	2011	$833,432	—	$1,628,380	$3,047,282	$2,095,250	$5,279	$15,373	$7,624,996
President and Chief	2010	$821,700	—	$1,231,915	$2,426,782	$1,400,000	$30,655	$12,312	$5,923,364
Operating Officer	2009	$810,872	—	$1,061,776	$1,923,751	$1,200,000	$28,478	$12,251	$5,037,128

Richard J. Rubino	2011	$684,486	—	$1,099,157	$2,056,915	$1,565,325	$5,406	$15,114	$5,426,403
Senior Vice President,	2010	$636,562	—	$923,936	$1,820,086	$800,000	$28,286	$11,943	$4,220,813
Finance and Chief Financial Officer	2009	$548,560	—	$620,468	$1,124,018	$800,000	$21,450	$11,732	$3,126,228

Thomas M. Moriarty	2011	$613,556	—	$977,028	$1,828,369	$1,156,875	$4,873	$15,034	$4,595,735
General Counsel,	2010	$592,321	—	$923,936	$1,820,086	$700,000	$26,452	$11,903	$4,074,698
Secretary and President, Global Pharmaceutical Strategies(9)	—	—	—	—	—	—	—	—	—

Timothy C. Wentworth	2011	$594,241	—	$854,900	$1,599,823	$1,120,125	$4,961	$15,005	$4,189,055
Group President,	2010	$586,300	—	$846,784	$1,668,455	$565,000	$28,673	$11,944	$3,707,156
Employer/Key Accounts(10)	2009	$580,817	—	$733,078	$1,328,320	$650,000	$21,259	$16,912	$3,330,386

1.	Each of the named executive officers contributed a portion of his salary to the Company’s 401(k) Savings Plan.
2.	Under the SEC’s disclosure rules, the term “bonus” does not include awards that are performance-based. As a result of this definition, payments under the Company’s Executive Annual Incentive Plan (EAIP) are not considered “bonus” and are reported under the column captioned “Non-Equity Incentive Plan Compensation.”
3.	The amounts in column (e) reflect the aggregate grant date fair value of the award. Restricted stock units do not provide for dividend equivalents.
4.	The amounts in column (f) reflect the aggregate grant date fair value of the award. Certain assumptions used in the calculation of these amounts are set forth below and are described in Note 11, “Stock-Based Compensation,” to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2011 and included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2012. In addition, the table below sets forth weighted average Black-Scholes assumptions, as well as the specific Black-Scholes assumptions for the various grants.

Option Valuation

Black-Scholes Assumptions

	Dividend Yield	Risk-Free Interest Rate	Volatility	Expected Life (years)
2011 10-K Footnote 11. Stock-Based Compensation	0	2.1%	25.1%	5.1
2/25/2011 Annual Grant	0	2.3%	25.1%	5.4

2010 10-K Footnote 11. Stock-Based Compensation	0	2.3%	23%	5.2
2/26/2010 Annual Grant	0	2.5%	23%	5.5

2009 10-K Footnote 11. Stock-Based Compensation	0	2.0%	27%	5.0
2/27/2009 Annual Grant	0	2.3%	27%	5.4

5.	The amounts in column (g) reflect the cash awards to the named executive officers under the EAIP, which is discussed in further detail above under the heading “Annual Bonuses” in this Annual Report on Form 10-K/A. A portion of this bonus was paid in March 2012 and any remaining portion will be paid promptly following the closing of the previously announced merger, which is discussed in further detail below under the heading “Change in Control” in this Annual Report on Form 10-K/A.
6.	The amounts in column (h) reflect the increase in the cash balance account value under the Company’s Cash Balance Retirement Plan and Supplemental Executive Retirement Plan.
7.	The amounts in column (i) All Other Compensation are detailed below for 2011:

Name	Company Matching Contribution under the 401(k) Savings Plan	Life Insurance Premiums for Basic Life Under the Group Term Insurance Program	Financial Planning & Car Allowance Paid	Total
David B. Snow, Jr.	$14,086	$2,036	$32,620	$48,742
Kenneth O. Klepper	$14,086	$1,287	—	$15,373
Richard J. Rubino	$14,086	$1,028	—	$15,114
Thomas M. Moriarty	$14,086	$948	—	$15,034
Timothy C. Wentworth	$14,086	$919	—	$15,005

8.	The amounts disclosed for Mr. Snow’s car allowance and financial planning are the total amounts reimbursed pursuant to Mr. Snow’s employment agreement. Mr. Snow does not receive any compensation for his services as a director of the Company.
9.	Pursuant to SEC rules, disclosure relating to Mr. Moriarty’s prior compensation is limited to 2010, the first year he qualified as a named executive officer. Mr. Moriarty’s position became effective March 23, 2011. From March 2008 through March 22, 2011, Mr. Moriarty served as General Counsel, Secretary and Senior Vice President, Pharmaceutical Strategies and Solutions.
10.	Mr. Wentworth’s position became effective October 2010. From September 2008 through October 2010, Mr. Wentworth served as the Group President, Employer Accounts.

Grants of Plan-Based Awards

Name (a)	Grant Date (b)	BOD Meeting Date (c)(1)	Potential Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (g)(3)	All Other Option Awards: Number of Securities Underlying Options (#) (h)(4)	Exercise or Base Price of Option Awards ($/Sh) (i)	Grant Date Fair Value ($) (j)
			Threshold ($) (d)(2)	Target ($) (e)(2)	Maximum ($) (f)(2)
David B. Snow, Jr.	—	—	—	$1,950,000	$4,875,000	—	—	—	—
	2/25/2011	2/2/2011	—	—	—	38,710	575,540	$62.63	$12,503,905
Kenneth O. Klepper	—	—	—	$838,100	$2,095,250	—	—	—	—
	2/25/2011	2/2/2011	—	—	—	26,000	174,000	$62.63	$4,675,662
Richard J. Rubino	—	—	—	$626,130	$1,565,325	—	—	—	—
	2/25/2011	2/2/2011	—	—	—	17,550	117,450	$62.63	$3,156,072
Thomas M. Moriarty	—	—	—	$462,750	$1,156,875	—	—	—	—
	2/25/2011	2/2/2011	—	—	—	15,600	104,400	$62.63	$2,805,397
Timothy C. Wentworth	—	—	—	$448,050	$1,120,125	—	—	—	—
	2/25/2011	2/2/2011	—	—	—	13,650	91,350	$62.63	$2,454,723

1.	The Board of Directors held a meeting on February 2, 2011 at which it approved the dollar value of the awards reported in the Grants of Plan-Based Awards table. The Board’s action required the equity awards to be granted on the regular annual grant date which was February 25, 2011. The grant date for applicable FASB rules is February 25, 2011 and the options have an exercise price equal to the closing price of our common stock on February 25, 2011. For more details regarding our equity compensation grant practices and the pre-established grant dates established by the Board of Directors, see above under the heading “Equity Grant Practices” in this Annual Report on Form 10-K/A.
2.	There is no minimum payment under the Company’s EAIP. As a result, there is no amount in column (d). The target award is set forth in column (e). The EAIP permits maximum awards of up to 250% of target. This amount is set forth in column (f). The actual award to each executive officer is not guaranteed and can range from 0% to 250% of target based on individual performance against goals and objectives. For a thorough discussion of the EAIP, see above under the heading “Annual Bonuses” in this Annual Report on Form 10-K/A.
3.	The amounts in column (g) reflect the number of restricted stock units granted to each named executive officer under the Amended and Restated Stock Incentive Plan. Restricted stock units vest in one installment on the third anniversary of grant, subject to continued employment. Restricted stock units continue to vest upon disability, and vest in full upon death or termination of employment within two years following a change in control. A prorated portion vests if the executive’s employment is terminated without cause or due to retirement. Unvested restricted stock units are forfeited upon any other termination of employment. Upon vesting, restricted stock units convert into shares of Company stock. The executives may elect to defer payment of restricted stock units. Restricted stock units do not provide for dividend equivalents.
4.	The amounts in column (h) reflect the number of stock options granted to each named executive officer under the Amended and Restated Stock Incentive Plan. The options vest in three installments beginning on the first anniversary of the grant. Stock options will continue to vest upon disability, and vest in full upon death or termination of employment within two years following a change in control. Upon termination of employment by the Company without cause, the next vesting installment of options will vest. In all other cases, the unvested options terminate upon termination of employment. Vested options remain exercisable for a stated period ranging from three months to their full ten year term depending on the circumstances of the termination.

Outstanding Equity Awards at Fiscal Year-End 2011

		Option Awards				Stock Awards
Name (a)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)(1)	Option Exercise Price ($) (d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested (#) (f)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)(3)
David B. Snow, Jr.	2/25/2011	—	575,540	$62.63	2/25/2021	338,710	$2,163,889
	2/26/2010	194,476	388,954	$63.24	2/26/2020	38,060	$2,127,554
	2/27/2009	399,550	199,775	$40.58	2/26/2019	44,500	$2,487,550
	2/22/2008	510,900	—	$50.35	2/21/2018	—	—
	2/23/2007	653,130	—	$33.70	2/22/2017	—	—
	3/3/2006	370,000	—	$29.24	3/2/2016	—	—

Kenneth O. Klepper	2/25/2011	—	174,000	$62.63	2/25/2021	26,000	$1,453,400
	2/26/2010	47,640	95,280	$63.24	2/26/2020	19,480	$1,088,932
	2/27/2009	107,156	53,579	$40.58	2/26/2019	26,165	$1,462,624
	2/22/2008	143,280	—	$50.35	2/21/2018	—	—
	8/31/2007	19,120	—	$42.73	8/30/2017	—	—
	2/23/2007	113,220	—	$33.70	2/22/2017	—	—

Richard J. Rubino	2/25/2011	—	117,450	$62.63	2/25/2021	17,550	$981,045
	2/26/2010	35,730	71,460	$63.24	2/26/2020	14,610	$816,699
	2/27/2009	62,610	31,305	$40.58	2/26/2019	15,290	$854,711
	2/22/2008	59,000	—	$50.35	2/21/2018	—	—
	8/31/2007	4,840	—	$42.73	8/30/2017	—	—
	2/23/2007	4,225	—	$33.70	2/22/2017	—	—

Thomas M. Moriarty	2/25/2011	—	104,400	$62.63	2/25/2021	15,600	$872,040
	2/26/2010	35,730	71,460	$63.24	2/26/2020	14,610	$816,699
	2/27/2009	—	33,679	$40.58	2/26/2019	16,445	$919,276
	2/22/2008	86,000	—	$50.35	2/21/2018	—	—
	11/30/2007	25,400	—	$50.00	11/29/2017	—	—

Timothy C. Wentworth	2/25/2011	—	91,350	$62.63	2/25/2021	13,650	$763,035
	2/26/2010	32,753	65,507	$63.24	2/26/2020	13,390	$748,501
	2/27/2009	—	36,995	$40.58	2/26/2019	18,065	$1,009,834
	2/22/2008	84,280	—	$50.35	2/21/2018	—	—

1.	Option grants vest in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment. Each grant provides for accelerated vesting upon termination of employment for specified reasons, including termination of employment within two years of a change in control.
2.	All restricted stock unit awards reflected in column (f) vest 100% on the third anniversary of the date of grant, subject to continued employment. Each award provides for accelerated vesting upon termination of employment for specified reasons, including termination of employment within two years of a change in control.
3.	The amounts in column (g) reflect the market value of the units at the closing stock price on December 30, 2011 ($55.90), the last trading day of the fiscal year.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)(1)	Value Realized on Exercise ($) (c)(1)	Number of Shares Acquired on Vesting (#) (d)(2)	Value Realized on Vesting ($) (e)(3)
David B. Snow, Jr.	—	—	39,600	$2,433,420
Kenneth O. Klepper	122,400	$4,377,024	23,320	$1,433,014
Richard J. Rubino	—	—	9,600	$589,920
Thomas M. Moriarty	33,678	$832,857	14,000	$860,300
Timothy C. Wentworth	36,995	$914,886	13,720	$843,094

1.	The value realized on exercise is based on the actual price at which the executive’s exercise settled. Each executive officer is subject to stock ownership guidelines that require the executive to retain a portion of their after-tax profit shares on exercise until the target guideline has been attained. See above under the heading “Stock Ownership and Holding Policy” in this Annual Report on Form 10-K/A. In each case, the option exercises occurred after the executive satisfied his ownership guideline and, as a result, all of the shares were sold upon exercise.
2.	The restricted stock units in column (d) vested 100% on February 22, 2011. The closing stock price on February 22, 2011 was $61.45.
3.	The amount in column (e) reflects the market value of the restricted stock units from column (d) at the closing stock price on the vesting date referenced in footnote 2.

Nonqualified Deferred Compensation

The named executive officers are permitted to elect to defer payment of restricted stock units. Deferral elections are generally required to be made prior to grant, however, as permitted under the Internal Revenue Code, changes to deferral elections are permitted through the year prior to vesting. Executives may defer receipt to a specified date or until six months after termination of employment. Deferred restricted stock units are paid in shares on a one for one basis and are automatically paid out on the death of an executive. No additional earnings (either in the form of accrued dividends or dividend equivalents) are paid on deferred restricted stock units. Vested, deferred stock units can be used to satisfy an executive’s stock ownership requirements.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)(1)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)(2)
David B. Snow, Jr.(3)	—	—	$(558,181)	—	$5,704,259
Kenneth O. Klepper(4)	—	—	$(273,500)	—	$2,795,000
Richard J. Rubino	—	—	—	—	—
Thomas M. Moriarty(5)	—	—	$(43,694)	$698,478	$446,529
Timothy C. Wentworth(6)	—	—	$(193,638)	—	$1,978,860

1.	For Mr. Snow, Mr. Klepper, Mr. Moriarty and Mr. Wentworth, the amounts in column (d) represent the difference in the closing price of shares of Medco common stock underlying vested deferred stock units on December 23, 2010 and December 30, 2011, the last trading day of each fiscal year.
2.	In each case, the amounts in column (f) represent the value of shares of Medco common stock underlying the restricted stock units deferred by the executive valued at the closing price on December 30, 2011 ($55.90), the last trading day of the fiscal year.
3.	Mr. Snow elected to defer payment of 102,044 restricted stock units that vested on February 25, 2008 until six months after his termination of employment. Deferred restricted stock units are paid in shares of Medco stock. Each unit is equivalent to one share of stock.
4.	Mr. Klepper elected to defer payment of 50,000 restricted stock units that vested on August 26, 2006 until six months after his termination of employment. Deferred restricted stock units are paid in shares of Medco stock. Each unit is equivalent to one share of stock.
5.	Mr. Moriarty elected to defer payment of 7,988 restricted stock units that vested on February 24, 2009 until February 25, 2016. Mr. Moriarty’s 11,400 restricted stock units that vested on January 2, 2009 and had been deferred by Mr. Moriarty were distributed to him on January 2, 2011 valued at the closing price on December 31, 2010 ($61.27). Deferred restricted stock units are paid in shares of Medco stock. Each unit is equivalent to one share of stock.
6.	Mr. Wentworth elected to defer payment of 35,400 restricted stock units that vested on August 26, 2005 until six months after his termination of employment. Deferred restricted stock units are paid in shares of Medco stock. Each unit is equivalent to one share of stock.

Pension Benefits

At the end of the last fiscal year, Medco maintained two defined benefit retirement plans for our employees, the Medco Cash Balance Retirement Plan, a tax-qualified plan covering most Medco employees, and the Medco Health Solutions, Inc. Supplemental Retirement Plan, an unfunded plan that covers all Medco employees whose base salary exceeds the limits established under the Internal Revenue Code. The Medco Supplemental Retirement Plan, which was adopted as of January 1, 1998, is intended to provide benefits that the Medco Cash Balance Retirement Plan does not provide because of those salary limitations. If eligible, an individual participates in both plans as the Medco Supplemental Retirement Plan does not replace the Medco Cash Balance Retirement Plan. Effective March 1, 2011, the Medco Cash Balance Retirement Plan and the Medco Health Solutions, Inc. Supplemental Retirement Plan have each been amended to cease future benefit accruals other than the interest credit described below.

The named executive officers participate in the Medco Cash Balance Retirement Plan and the Medco Supplemental Retirement Plan. A participant’s retirement income is determined as follows: for each calendar year, a participant’s aggregate accrued benefit under the plans, which is stated as an account balance, is increased by a service credit and an interest credit. The service credit is equal to 3.5 percent of base pay for participants with 10 or less years of service and 4.5 percent of base pay for participants with more than 10 years of service. Base pay is regular base wages and does not include bonus or option gain. Interest credits are a stated percentage of the accrued benefit. The interest rate is set under the terms of the Plan. For 2011, interest was credited at 0.27 percent. The plans do not provide for early retirement subsidies. Upon termination of employment, the participant may take an immediate distribution of his vested account balance in the Medco Cash Balance Retirement Plan. Distributions of vested account balances from the Medco Supplemental Retirement Plan are paid out automatically six months following termination of employment. Participants vest in their account balance after three years of service. The table below indicates years of service for each named executive officer and the present value of their accrued benefit under each plan. The plans do not provide for an offset for Social Security benefits. Mr. Rubino, Mr. Moriarty and Mr. Wentworth have more than 10 years of service. Accordingly, their service credit was equal to 4.5 percent of base pay while the other named executive officers accrued a benefit at the rate of 3.5 percent of pay.

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)(1)	Payments During Last Fiscal Year ($) (e)
David B. Snow, Jr.	Medco Health Solutions, Inc. Cash Balance Retirement Plan	9	$75,501	—
	Medco Health Solutions, Inc. Supplemental Employee Retirement Plan	9	$256,857	—
Kenneth O. Klepper	Medco Health Solutions, Inc. Cash Balance Retirement Plan	9	$72,711	—
	Medco Health Solutions, Inc. Supplemental Employee Retirement Plan	9	$112,462	—
Richard J. Rubino	Medco Health Solutions, Inc. Cash Balance Retirement Plan	19	$145,552	—
	Medco Health Solutions, Inc. Supplemental Employee Retirement Plan	19	$38,967	—
Thomas M. Moriarty	Medco Health Solutions, Inc. Cash Balance Retirement Plan	11	$81,165	—
	Medco Health Solutions, Inc. Supplemental Employee Retirement Plan	11	$48,414	—
Timothy C. Wentworth	Medco Health Solutions, Inc. Cash Balance Retirement Plan	13	$107,643	—
	Medco Health Solutions, Inc. Supplemental Employee Retirement Plan	13	$106,254	—

1.	The amount in column (d) reflects each participant’s account balance that has been accrued under the Medco Cash Balance and Supplemental Retirement Plans. These account balances are as of December 31, 2011 and include service and interest credits through 2011.

Employment Agreement with David B. Snow, Jr.

Mr. Snow has an employment agreement with the Company that governs the terms of his employment. The agreement was entered into on February 10, 2009 and expires on March 31, 2015. The employment agreement was originally scheduled to expire on March 31, 2012. On May 24, 2011, the Board of Directors extended the agreement on the same terms through March 2015. The employment agreement provides for a base salary of $1,300,000 (which was increased to $1,500,000 effective April 1, 2011), eligibility for an annual bonus with a target opportunity of 130 percent of base salary and participation in the Company’s long-term equity plan. In addition, the agreement provides for coverage under the Company’s compensation and benefit programs and also provides for an annual car allowance of $22,620, which is paid in monthly installments and up to $10,000 for financial planning.

The Company may terminate Mr. Snow’s employment at any time with or without cause, and Mr. Snow may terminate his employment with or without good reason (as these terms are defined in the agreement). The payments that would be made to Mr. Snow in connection with the termination of his employment are detailed below in the table under the heading “Potential Payments upon Termination or Change in Control as of December 31, 2011 – David B. Snow, Jr.” Upon any termination of employment, Mr. Snow would also receive payment of his accrued but unused vacation days. Accrued vacation is paid in a lump sum. Vacation days accrue on the first day of each calendar year. Half of each vacation accrual can be carried over through the first quarter of the subsequent year. Mr. Snow would also receive reimbursement of any outstanding business expenses incurred prior to termination (such as travel expenses) and amounts reimbursable under his employment agreement for financial planning.

In addition, upon termination of employment for any reason, Mr. Snow will receive payment of his vested benefits under the company’s pension plans as disclosed above in the table under the “Pension Benefits” heading in this Annual Report on Form 10-K/A. Mr. Snow is fully vested in his pension benefit. Pension benefits are generally paid in a lump sum, however, Mr. Snow could elect to receive his Cash Balance Retirement Plan benefit in installments or have it rolled over into an individual retirement account (IRA). Mr. Snow is fully vested in his 401(k) account balance and that balance can be paid to him upon termination of employment. 401(k) balances can also be rolled over into an IRA or left in the plan to age 65. Mr. Snow would also receive payment of his deferred restricted stock units described above in the table under the “Nonqualified Deferred Compensation” heading in this Annual Report on Form 10-K/A. Payment would be made in shares of company stock six months after termination of employment.

The table on the following page sets out the payments that could be paid to Mr. Snow upon a termination of his employment. The amounts shown assume that the termination event occurred on December 31, 2011, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to Mr. Snow upon his termination. The actual amounts to be paid out can only be determined at the time of Mr. Snow’s separation from the Company. Mr. Snow’s employment agreement does not provide for a golden parachute gross-up payment.

Termination of Employment Arrangements — Other Named Executive Officers

We are a party to standard agreements with the named executive officers (other than Mr. Snow) that provide the executives will refrain from competitive activity during and within one year after termination of their employment. The competitive activity covered by the agreements includes providing services to our competitors, soliciting our employees and customers, and disclosing our confidential information. Mr. Moriarty’s agreement was assumed from Merck & Co., Inc. at the time of the spin off in 2003. Mr. Moriarty’s agreement provides for the payment of up to 12 months of base salary and employee benefits if the Company terminates Mr. Moriarty’s employment without cause. The NEOs (other than Mr. Snow) are also covered by the 2006 Change in Control Executive Severance Plan. In addition to the benefits set out in the tables below under the column headed “Change in Control,” the Plan provides for a two-year non-competition period.

Potential Payments upon Termination or Change in Control as of

December 31, 2011—David B. Snow, Jr.

	Voluntary Termination					Involuntary Termination
Executive Benefits and Payments Upon Termination	Voluntary Termination (1)	Retirement at Age 65(2)	Death(3)	Disability(4)	Good Reason(5)	For Cause Termination(6)	Involuntary Not for Cause Termination(7)	Change in Control(8)
Severance	$0	$0	$0	$4,200,000	$8,400,000	$0	$8,400,000	$12,600,000
Value of Long-term Incentives(9)	$0	$0	$9,839,546	$9,839,546	$7,311,158	$0	$7,311,158	$9,839,546
Post-employment Health Care	$0	$0	$0	$23,279	$23,279	$0	$23,279	$23,279
Life Insurance Proceeds	$0	$0	$1,950,000	$0	$0	$0	$0	$0
Disability Benefits	$0	$0	$0	$544,894	$0	$0	$0	$0

Total	$0	$0	$11,789,546	$14,607,719	$15,734,437	$0	$15,734,437	$22,462,825

1.	Upon voluntary termination, Medco’s only obligation is to pay accrued but unused vacation. For purposes of this table, we have assumed that all accrued vacation was used by December 31. All previously vested options remain exercisable for three months and all unvested options and restricted stock units are forfeited as of the effective date of the termination.
2.	Upon retirement (assuming he was age 65 and had nine years of service as of December 31, 2011), Mr. Snow would forfeit his unvested stock options and restricted stock units. Mr. Snow would receive payment of his accrued but unused vacation. For purposes of this table, we have assumed that all accrued vacation was used by December 31. For purposes of equity awards and post-employment health benefits, “Retirement” is defined as age 60 with at least 15 years of service.
3.	Upon death, Mr. Snow’s beneficiaries would receive payment of the proceeds of company-provided life insurance. Payment of accrued but unused vacation would also be made to his legal representative. In addition, option and restricted stock unit grants will vest in full as of the date of death.
4.	Upon termination from the Company by reason of disability, Mr. Snow will receive severance in an amount equal to one times the sum of current annual base pay plus the last annual bonus. Severance is paid in installments and is conditioned upon Mr. Snow signing a general release of claims and complying with the non-competition and non-solicitation provisions of his employment agreement. In addition, Mr. Snow is entitled to company-paid COBRA benefits for up to 12 months. Mr. Snow would receive monthly disability payments (60% of pay up to $2,000 per month) under a company-provided disability plan to age 65. Medco is also obligated to pay Mr. Snow’s accrued but unused vacation. For purposes of this table, we have assumed that all accrued vacation was used by December 31. All unvested options and restricted stock units granted will continue to vest on schedule.
5.	Upon termination for “good reason,” Medco is obligated to pay Mr. Snow severance in an amount equal to two times the sum of current annual base pay plus the last annual bonus. Severance is paid in installments and is conditioned upon Mr. Snow signing a general release of claims and complying with the non-competition and non-solicitation provisions of his employment agreement. In addition, Mr. Snow is entitled to company-paid COBRA benefits for up to 12 months. Medco is also obligated to pay Mr. Snow’s accrued but unused vacation. For purposes of this table, we have assumed that all accrued vacation was used by December 31. The next vesting installment of option grants will accelerate as of the effective date of termination. A prorated portion of restricted stock unit grants will vest (1/36th for each month between the date of grant and the date of termination) according to the terms and conditions of the grant. “Good Reason” is defined in the employment agreement and generally arises if Medco takes any action that results in a substantial and material diminution in Mr. Snow’s compensation, position, authority, duties or responsibilities, or relocates Mr. Snow without his consent.
6.	Upon termination for “cause,” Medco’s only obligation is to pay accrued but unused vacation. For purposes of this table, we have assumed that all accrued vacation was used by December 31. All previously vested but unexercised options and all unvested options and unvested restricted stock units will be cancelled immediately as of the effective date of the termination. “Cause” is defined in the employment agreement and is generally limited to acts of personal dishonesty or misrepresentation, willful and deliberate violations of obligations under the employment agreement, gross neglect or gross misconduct in carrying out duties and resulting in material economic harm to Medco, or the conviction of, or plea of nolo contendere by, the executive to a felony.
7.	Upon an involuntary termination other than for “cause,” Medco is obligated to pay Mr. Snow severance in an amount equal to two times the sum of current annual base pay plus the last annual bonus. Severance is paid in installments and is conditioned upon Mr. Snow signing a general release of claims and complying with the non-competition and non-solicitation provisions in his employment agreement. In addition, Mr. Snow is entitled to company-paid COBRA benefits for up to 12 months. Medco is also obligated to pay Mr. Snow’s accrued but unused vacation. For purposes of this table, we have assumed that all accrued vacation was used by December 31. The next vesting installment of option grants will accelerate as of the effective date of termination. A prorated portion of restricted stock unit grants will vest (1/36th for each month between the date of grant and the date of termination) according to the terms and conditions of the grant.
8.	Upon involuntary termination other than for “cause” within one year following a change in control, Medco is obligated to pay Mr. Snow severance in a lump sum in an amount equal to three times the sum of current annual base pay plus the last annual bonus. Payment of severance is conditioned upon Mr. Snow signing a general release of claims and complying with the non-competition and non-solicitation provisions in his employment agreement. In addition, Mr. Snow is entitled to company-paid COBRA benefits for up to 12 months. Medco is also obligated to pay Mr. Snow’s accrued but unused vacation. For purposes of this table, we have assumed that all accrued vacation was used by December 31. All unvested options and all unvested restricted stock units will be fully vested as of a date of termination occurring within two years after a change in control. The change in control benefits, including any accelerated vesting of equity awards, are subject to both a change in control and loss of employment.
9.	The amounts reported for long-term incentives (stock options and restricted stock units) represent the in-the-money value of stock options and the value of restricted stock units as of December 31, 2011 that vest in connection with a termination of employment. The in-the-money value of stock options and the value of restricted stock units is calculated based on the closing stock price on December 30, 2011 ($55.90), the last trading day of the fiscal year. No amount is reported for options or units that were vested prior to December 31, 2011.

Potential Payments Upon Termination or Change in Control as of

December 31, 2011—Other Named Executive Officers

The following description and tables set out the payments that could be paid to the other named executive officers upon a termination of employment. The amounts shown assume that the termination event occurred as of December 31, 2011, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of separation from the Company. Executive officers are not eligible for golden parachute gross-up payments. Footnotes to the tables for all other named executive officers appear after the table for Mr. Wentworth.

In addition to the amounts shown below, upon termination of employment for any reason, the named executive officers (other than Mr. Snow) will receive the following:

Pension Benefits: As of December 31, 2011, the named executive officers were fully vested in their pension benefit disclosed above in the table under the “Pension Benefits” heading in this Annual Report on Form 10-K/A. Pension benefits are generally paid in a lump sum, however, the executives could elect to receive their Cash Balance Retirement Plan benefit in installments or have it rolled over into an individual retirement account (IRA).

401(k) Savings Plan: The executives are fully vested in their 401(k) account balances and those balances are eligible for payment upon termination of employment. 401(k) balances can also be rolled over into an IRA or left in the plan to age 65.

Accrued Vacation: Upon termination of employment, the named executive officers will receive payment of their accrued but unused vacation days. Accrued vacation is paid in a lump sum. Vacation days accrue on the first day of each calendar year. Generally, half of each vacation accrual can be carried over through the first quarter of the subsequent year. For purposes of these tables, we have assumed that all accrued vacation was used by December 31, 2011.

Nonqualified Deferred Compensation: Messrs. Klepper and Wentworth would receive payment of their deferred vested restricted stock units described above in the table under the “Nonqualified Deferred Compensation” heading in this Annual Report on Form 10-K/A. Payment would be made in shares of company stock six months after termination.

Retirement Treatment: For purposes of the Company’s equity and post-employment healthcare benefits, an executive is retirement eligible after age 60 with at least 15 years of service. No named executive officer was retirement eligible on December 31, 2011.

Kenneth O. Klepper

	Voluntary Termination				Involuntary Termination
Executive Benefits and Payments Upon Termination	Voluntary Termination(1)	Retirement at Age 65(2)	Death(3)	Disability(4)	For Cause Termination(5)	Involuntary Not for Cause Termination(6)	Change in Control(7)
Severance	$0	$0	$0	$0	$0	$2,238,100	$4,476,200
Value of Long-term Incentives(8)	$0	$0	$4,825,786	$4,825,786	$0	$3,271,378	$4,825,786
Post-employment Health Care	$0	$0	$0	$17,208	$0	$17,208	$17,208
Life Insurance Proceeds	$0	$0	$1,233,000	$0	$0	$0	$0
Disability Benefits	$0	$0	$0	$382,163	$0	$0	$0

Total	$0	$0	$6,058,786	$5,225,157	$0	$5,526,686	$9,319,194

Richard J. Rubino

	Voluntary Termination				Involuntary Termination
Executive Benefits and Payments Upon Termination	Voluntary Termination(1)	Retirement at Age 65(2)	Death(3)	Disability(4)	For Cause Termination(5)	Involuntary Not for Cause Termination(6)	Change in Control(7)
Severance	$0	$0	$0	$0	$0	$1,495,700	$2,991,400
Value of Long-term Incentives(8)	$0	$1,578,833	$3,132,048	$3,132,048	$0	$2,058,426	$3,132,048
Post-employment Health Care	$0	$0	$0	$23,279	$0	$23,279	$23,279
Life Insurance Proceeds	$0	$0	$985,000	$0	$0	$0	$0
Disability Benefits	$0	$0	$0	$375,383	$0	$0	$0

Total	$0	$1,578,833	$4,117,048	$3,530,710	$0	$3,577,405	$6,146,727

Thomas M. Moriarty

	Voluntary Termination				Involuntary Termination
Executive Benefits and Payments Upon Termination	Voluntary Termination(1)	Retirement at Age 65(2)	Death(3)	Disability(4)	For Cause Termination(5)	Involuntary Not for Cause Termination(6)	Change in Control(7)
Severance	$0	$0	$0	$0	$0	$1,317,000	$2,634,000
Value of Long-term Incentives(8)	$0	$0	$3,123,977	$3,123,977	$0	$2,125,494	$3,123,977
Post-employment Health Care	$0	$0	$0	$23,279	$0	$23,279	$23,279
Life Insurance Proceeds	$0	$0	$908,000	$0	$0	$0	$0
Disability Benefits	$0	$0	$0	$440,839	$0	$0	$0

Total	$0	$0	$4,031,977	$3,588,095	$0	$3,465,773	$5,781,256

Timothy C. Wentworth

	Voluntary Termination				Involuntary Termination
Executive Benefits and Payments Upon Termination	Voluntary Termination(1)	Retirement at Age 65(2)	Death(3)	Disability(4)	For Cause Termination(5)	Involuntary Not for Cause Termination(6)	Change in Control(7)
Severance	$0	$0	$0	$0	$0	$1,162,400	$2,324,800
Value of Long-term Incentives(8)	$0	$0	$3,088,133	$3,088,133	$0	$2,189,866	$3,088,133
Post-employment Health Care	$0	$0	$0	$16,409	$0	$16,409	$16,409
Life Insurance Proceeds	$0	$0	$880,000	$0	$0	$0	$0
Disability Benefits	$0	$0	$0	$412,504	$0	$0	$0

Total	$0	$0	$3,968,133	$3,517,046	$0	$3,368,675	$5,429,342

1.	Upon voluntary termination, Medco’s only obligation to the executive officer is to pay accrued but unused vacation. For purposes of this table, we have assumed that all accrued vacation was used by December 31. All previously vested options remain exercisable for three months and all unvested options and restricted stock units are forfeited as of the effective date of the termination.
2.	Assuming the named executive officer retired on December 31, 2011 at 65 years old with actual years of service, the officer would be eligible to receive accrued but unused vacation. For purposes of this table, we have assumed that all accrued vacation was used by December 31. Mr. Rubino received retirement treatment for his options and restricted stock units because he had more than 15 years of service. For Mr. Klepper, Mr. Moriarty and Mr. Wentworth, each of whom has less than 15 years of service as of December 31, 2011, options and restricted stock units are treated as though the executive voluntarily terminated employment. As of December 31, 2011, none of the named executive officers were actually retirement eligible.
3.	Upon death, the named executive officers’ beneficiaries would receive payment of the proceeds of company-provided life insurance and their legal representatives would receive payment of accrued but unused vacation. In addition, option and restricted stock unit grants will vest in full as of the date of death.
4.	Upon termination by reason of disability, Medco is obligated to pay accrued but unused vacation. All unvested options and restricted stock units granted will continue to vest on schedule. The named executive officer would receive monthly disability payments (60% of pay up to $2,000 per month) under a company-provided disability plan to age 65. Generally, employees are not formally terminated until they have been disabled for two years under Medco’s long-term disability plan. During that period of inactive service, the employee would receive continued health and life insurance benefits. Health and life insurance benefits terminate upon termination of employment. However, there is no obligation to continue to employ employees (including the named executive officers) during a period of disability and there is no way to determine whether the employment of any of the named executive officers would be continued during a period of disability. For purposes of this chart, we have assumed that formal termination of employment occurred on December 31, 2011.
5.	Upon termination for “cause,” Medco’s only obligation is to pay accrued but unused vacation. For purposes of this table, we have assumed that all accrued vacation was used by December 31. All previously vested but unexercised options and all unvested options and unvested restricted stock units will be cancelled immediately as of the effective date of the termination. “Cause” is specifically defined in the applicable compensation plans and programs. Generally, “cause” is limited to willful misconduct or willful failure to perform duties, gross negligence, or conviction of, or entering a plea to, a felony or crime involving dishonesty.
6.	Upon an involuntary termination other than for “cause,” the named executive officers will receive severance in an amount equal to one times the sum of current annual base pay plus the last annual bonus. Severance is paid in equal installments over a one-year period on normal payroll dates. Payment of severance is conditioned upon the executive signing a general release of claims and complying with the terms of a non-competition and non-solicitation agreement. In addition, the named executive officers are entitled to continued health coverage for 12 months. Medco is also obligated to pay accrued but unused vacation. For purposes of this table, we have assumed that all accrued vacation was used by December 31. The next vesting installment of option grants will vest as of the separation date. A prorated portion of restricted stock unit grants will vest (1/36th for each month between the date of grant and the date of termination) according to the terms and conditions of the grant. With respect to Mr. Moriarty, these amounts do not take into account any amount that may be due under his key employee agreement as discussed above under the heading “Termination of Employment Arrangements – Other Named Executive Officers.”

7.	Upon termination of employment within two years of a change in control (other than for “cause” or as a result of death or disability), Medco is obligated to pay the named executive officers severance in an amount equal to two times the sum of current annual base pay plus the last annual bonus. This severance amount is also payable if the executive terminates his or her employment for “good reason” within that two-year period. “Good Reason” is specifically defined in the 2006 Change in Control Executive Severance Plan and generally covers situations in which the executive’s duties, responsibilities or pay opportunity has been significantly reduced. Severance is paid in equal installments over a two-year period on normal payroll dates. Payment of severance is conditioned upon the executive signing a general release of claims and complying with the terms of a non-competition and non-solicitation agreement. In addition, the named executive officers are entitled to continued health coverage for 12 months. Medco is also obligated to pay accrued but unused vacation. All unvested options and all unvested restricted stock units will be fully vested in accordance with the terms of the grant following a termination occurring within two years after a change in control. Change in control benefits, including any accelerated vesting of equity awards, are subject to both a change in control and loss of employment. With respect to Mr. Moriarty, these amounts do not take into account any amount that may be due under his key employee agreement as discussed above under the heading “Termination of Employment Arrangements – Other Named Executive Officers.”
8.	The amounts reported for long term incentives (stock options and restricted stock units) represent the in-the-money value of stock options and the value of restricted stock units that vest as of December 31, 2011 as a result of a termination of employment. The in-the-money value of stock options and the value of restricted stock units is calculated based on the closing stock price on December 30, 2011 ($55.90), the last trading day of the fiscal year. No amount is reported for options or units that were vested prior to December 31, 2011.

DIRECTOR COMPENSATION

During 2011, each director who was not a Company employee was compensated for services as a director by an annual retainer of $50,000 and a meeting fee of $2,000 for each regular Board and Committee meeting attended and $1,000 for each telephonic meeting. The Chairman of the Audit Committee was compensated for such service by an annual retainer of $20,000 and each other member of the Audit Committee received an annual retainer of $5,000. In addition, members of the sub-Committee of the Audit Committee (Messrs. Barker, Goldstein and Stevens) were asked to review a specific matter and were compensated $10,000 for the substantial time they devoted to that matter. The Lead Director and the Chairmen of the other committees were compensated for such services by an annual retainer of $10,000. Company employees serving on the board do not receive any compensation for services as a director. The Company reimburses all directors for travel and other necessary business expenses incurred in the performance of their services for the Company and extends coverage to them under the Company’s business travel accident and directors’ and officers’ indemnity insurance policies. Directors are permitted to defer receipt of their fees through a non-qualified deferred compensation plan. In 2011, no amounts were deferred into the plan. Director compensation is summarized in the following table:

	Annual	Lead Director	Audit Committee Chair	Audit Committee Member	Compensation Committee Chair	Corporate Governance and Nominating Committee Chair	Public Policy Committee Chair	Mergers and Acquisitions Committee Chair
Retainers	$50,000	$10,000	$20,000	$5,000	$10,000	$10,000	$10,000	$10,000

Meeting Fees/ Expenses	$2,000 per regular meeting; $1,000 per telephonic meeting; expenses for travel and director education are reimbursed.

Annual Equity Grants	Annual grant with a present value of $175,000 on the date of each Annual
Meeting of Shareholders (vesting in one year). The award is split in value between options (valued according to Black-Scholes) and restricted stock units
(valued at fair market value) on the date of the Annual Meeting. Options will have an exercise price equal to the fair market value of common stock on the grant date. The number of shares is rounded up to the nearest whole 100
	shares.

For 2011, directors elected at the 2011 Annual Meeting of Shareholders or continuing to serve following the 2011 Annual Meeting received approximately $177,202 of Medco equity. Sixty-five percent of the value was delivered in the form of stock options and 35 percent in restricted stock units (6,600 nonqualified stock options and 1,000 restricted stock units). Grants were made on May 24, 2011, the date of the Annual Meeting of Shareholders. The exercise price of the options was set at the closing price of the Company’s Common Stock on the grant date as quoted on the NYSE. Options and restricted stock units granted in 2011 vest one year after they are granted. Retainers, meeting fees and the value of equity grants will remain the same for 2012.

Like our executive officers, directors are subject to stock ownership requirements. Directors are required to acquire 10,000 shares of Medco common stock. Prior to satisfying the holding requirements, directors are also required to defer vested restricted stock units until their service ends. These vested units are counted toward the ownership target and, in the past, have been sufficient to satisfy the ownership target. The obligation to hold Medco common stock applies during their term as a director and for three months after their term ends.

The following table sets out the compensation paid to or on behalf of our directors during 2011:

Director	Fees Earned or Paid in Cash ($) (a)	Stock Awards ($) (b)(1)(3)	Option Awards ($) (c)(2)(3)	All Other Compensation ($) (d)(4)	Total ($) (e)
Howard W. Barker, Jr.	$128,000	$63,410	$113,792	—	$305,202
John L. Cassis	$112,000	$63,410	$113,792	—	$289,202
Michael Goldstein	$129,000	$63,410	$113,792	—	$306,202
Charles M. Lillis	$84,000	$63,410	$113,792	—	$261,202
Myrtle S. Potter	$85,000	$63,410	$113,792	—	$262,202
William L. Roper	$89,000	$63,410	$113,792	—	$266,202
David D. Stevens	$109,000	$63,410	$113,792	—	$286,202
Blenda J. Wilson	$78,000	$63,410	$113,792	—	$255,202

1.	The amounts in column (b) reflect the aggregate grant date fair value of the award. Restricted stock units do not provide for dividend equivalents.
2.	The amounts in column (c) reflect the aggregate grant date fair value of the award. Certain assumptions used in the calculation of these amounts are set forth below and are described in Note 11, “Stock-Based Compensation,” to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2011 and included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2012. In addition, the table below sets forth weighted average Black-Scholes assumptions, as well as the specific Black-Scholes assumptions for the various grants.

Option Valuation

Black-Scholes Assumptions

	Dividend Yield	Risk-Free Interest Rate	Volatility	Expected Life (years)
2011 10-K Footnote 11. Stock-Based Compensation	0	2.1%	25.1%	5.1
5/24/2011 Annual Grant	0	2.0%	25.1%	5.4

3.	The following table sets out the number of shares outstanding under all stock awards as of December 31, 2011.

Director	Options Outstanding as of 12/31/2011	Unvested RSUs Outstanding as of 12/31/2011	Vested Deferred RSUs Outstanding as of 12/31/2011
Howard W. Barker, Jr.	44,600	1,000	30,300
John L. Cassis	52,600	1,000	28,900
Michael Goldstein	36,600	1,000	27,800
Charles M. Lillis	84,600	1,000	23,800
Myrtle S. Potter	30,800	1,000	4,100
William L. Roper	30,800	1,000	4,100
David D. Stevens	36,600	1,000	4,900
Blenda J. Wilson	45,350	1,000	27,800

4.	The Company’s business travel accident plan provides limited death benefits for outside directors. The premium is not calculated on a per person basis. As a result, no specific premium is attributed to the directors.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the Company or of any of the Company’s subsidiaries or was a party to any disclosable related party transaction involving the Company. None of the Company’s executive officers has served on the board of directors or on the compensation committee of any other entity that employs an executive officer who has served on the Company’s Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

OWNERSHIP OF SECURITIES

The following tables set forth information with respect to the beneficial ownership of the Company’s outstanding Common Stock as of March 23, 2012, for:

•	Each of the Company’s directors and nominees for director;

•	Each of the Company’s named executive officers;

•	Each of the Company’s directors and executive officers as a group; and

•	Each person or group of affiliated persons whom the Company knows to beneficially own more than five percent of the Company’s Common Stock.

The following table gives effect to the shares of Common Stock issuable within 60 days of March 23, 2012 upon the exercise of all options and other rights beneficially owned by the indicated shareholders on that date. Beneficial ownership is determined in accordance with Rule 13d-3 under the U.S. Securities Exchange Act of 1934 and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the tables directly own the shares and have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated, the address for those listed below is c/o Medco Health Solutions, Inc., 100 Parsons Pond Drive, Franklin Lakes, New Jersey 07417.

Name	Position Held	Amount and Nature of Beneficial Ownership	Percent of Shares of Common Stock Outstanding(1)
Howard W. Barker, Jr.(2)	Director	68,300	*
John L. Cassis(3)	Director	58,900	*
Michael Goldstein(4)	Director	68,490	*
Charles M. Lillis(5)	Director	105,300	*
Myrtle S. Potter(6)	Director	28,300	*
William L. Roper(7)	Director	28,365	*
David D. Stevens(8)	Director	36,600	*
Blenda J. Wilson(9)	Director	65,550	*
David B. Snow, Jr.(10)	Chairman and Chief Executive Officer	3,062,314	*
Kenneth O. Klepper(11)	President and Chief Operating Officer	736,622	*
Richard J. Rubino(12)	Senior Vice President, Finance and Chief Financial Officer	321,956	*
Thomas M. Moriarty(13)	General Counsel, Secretary and President, Global Pharmaceutical Strategies	288,346	*
Timothy C. Wentworth(14)	Group President, Employer/Key Accounts	285,783	*
All Directors and Executive Officers as a group		7,570,971	1.9%

*	Represents less than 1% of outstanding shares of common stock.
1.	The number of shares of common stock outstanding as of March 23, 2012 was 391,934,491.
2.	Mr. Barker’s beneficially-owned stock includes 30,300 restricted stock units fully vested but deferred until retirement and 38,000 options that are fully vested and exercisable.
3.	Mr. Cassis’ beneficially-owned stock includes 28,900 restricted stock units fully vested but deferred until retirement and 30,000 options that are fully vested and exercisable.

4.	Mr. Goldstein’s beneficially-owned stock includes 10,690 shares owned outright, 27,800 restricted stock units fully vested but deferred until retirement and 30,000 options that are fully vested and exercisable.
5.	Mr. Lillis’ beneficially-owned stock includes 3,500 shares owned outright, 23,800 restricted stock units fully vested but deferred until retirement and 78,000 options that are fully vested and exercisable.
6.	Ms. Potter’s beneficially-owned stock includes 4,100 restricted stock units fully vested but deferred until retirement and 24,200 options that are fully vested and exercisable.
7.	Dr. Roper’s beneficially-owned stock includes 65 shares owned outright, 4,100 restricted stock units fully vested but deferred until retirement and 24,200 options that are fully vested and exercisable.
8.	Mr. Stevens’ beneficially-owned stock includes 1,700 shares owned outright, 4,900 restricted stock units vested but deferred until retirement and 30,000 options that are currently exercisable.
9.	Dr. Wilson’s beneficially-owned stock includes 2,500 shares owned outright, 27,800 restricted stock units fully vested but deferred until retirement and 35,250 options that are fully vested and exercisable.
10.	Mr. Snow’s beneficially-owned stock includes 246,116 shares owned individually and in a trust, 102,044 fully vested restricted stock units that Mr. Snow has elected to defer receipt of until six months after his termination of employment and 2,714,154 options that are currently exercisable.
11.	Mr. Klepper’s beneficially-owned stock includes 96,987 shares owned outright, 50,000 fully vested restricted stock units that Mr. Klepper has elected to defer receipt of until six months after his termination of employment and 589,635 options that are currently exercisable.
12.	Mr. Rubino’s beneficially-owned stock includes 40,653 shares owned outright, 8,713 shares held in the Company’s 401(k) Plan and 272,590 options that are currently exercisable.
13.	Mr. Moriarty’s beneficially-owned stock includes 24,539 shares owned outright, 7,988 fully vested restricted stock units that Mr. Moriarty has elected to defer receipt of until February 25, 2016, 4,480 shares held in the Company’s 401(k) Plan and 251,339 options that are currently exercisable.
14.	Mr. Wentworth’s beneficially-owned stock includes 26,523 shares owned individually and in a trust, 35,400 vested restricted stock units that Mr. Wentworth has elected to defer receipt of until six months after his termination of employment, 6,629 shares held in the Company’s 401(k) Plan and 217,231 options that are currently exercisable.

Beneficial Owners of More than Five Percent

The following table gives information about each person or group of affiliated persons whom the Company knows to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Common Stock as of the dates set forth below based on information filed by that entity with the SEC.

Name and Address	Number of Shares Beneficially Owned		Percent of Common Stock Outstanding(3)
BlackRock Inc. 40 East 52nd Street New York, New York 10022	27,018,467	(1)	6.89%
Capital Research Global Investors 333 South Hope Street	29,888,900	(2)	7.63%

1.	Beneficial ownership information was obtained from the Schedule 13G/A filed by BlackRock Inc. (“BlackRock”) on February 13, 2012. The filing does not purport to reflect securities, if any, beneficially owned by any other division or business group of BlackRock. With respect to the 27,018,467 shares beneficially owned, BlackRock has sole voting power over 27,018,467 of the shares, shared voting power as to 0 of the shares, sole dispositive power over 27,018,467 of the shares and shared dispositive power as to 0 of the shares.
2.	Beneficial ownership information was obtained from the Schedule 13G filed by Capital Research Global Investors (“CRGI”) on February 9, 2012. The filing does not purport to reflect securities, if any, beneficially owned by any other division or business group of CRGI. With respect to the 29,888,900 shares beneficially owned, CRGI has sole voting power over 29,888,900 of the shares, shared voting power as to 0 of the shares, sole dispositive power over 29,888,900 of the shares and shared dispositive power as to 0 of the shares.
3.	Calculations based on the Company’s shares outstanding as of March 23, 2012.

Equity Compensation Plan Information

	Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Amended and Restated Stock Incentive Plan	35,928,845		$52.24	(1)	10,329,233
	2007 Employee Stock Purchase Plan	0				4,197,225
Equity compensation plans not approved by security holders	Accredo Health, Incorporated 2002 Long Term-Incentive Plan	934,292	(2)	$33.04	(1)	0
	Total	36,863,137				14,505,840

(1)	Restricted stock units totaling 5,350,981 at March 23, 2012, including 5,213,906 that were issued under the Amended and Restated Stock Incentive Plan and 137,075 that were issued under the Accredo Health, Incorporated 2002 Long Term-Incentive Plan, are not included in the weighted average computation.
(2)	In connection with the merger of Accredo into a subsidiary of the Company on August 18, 2005, the Company assumed options with respect to 1,590,178 shares (after giving effect to the exchange ratio provided in the merger agreement) under two plans maintained by Accredo (the 1999 Stock Option Plan and the 1996 Stock Option Plan) having a weighted average exercise price of $11.60. No further awards will be made from those plans. Statistics regarding the assumed options are not included in the above table. The Company assumed the Accredo Health, Incorporated 2002 Long-Term Incentive Plan and the options that had been granted under that plan as of August 18, 2005. Statistics regarding awards made under the Accredo Plan are included in the above table. Details about the Accredo Plan are set forth in the narrative that follows the table.

The Accredo Health, Incorporated 2002 Long-Term Incentive Plan (the “Accredo Plan”) was assumed by the Company in connection with the merger of Accredo into a subsidiary of the Company. The Accredo Plan was approved by the public shareholders of Accredo prior to the merger. At the time of the merger, the Accredo Plan had 3,877,052 shares remaining available for grant. Upon the shareholder approval of the Amended and Restated Stock Incentive Plan at the 2011 Annual Meeting, the Accredo Plan was terminated and, as a result, no further grants or awards will be made under the Accredo Plan.

Change In Control

Agreement and Plan of Merger with Express Scripts, Inc.

On July 20, 2011, we entered into a definitive Merger Agreement with Express Scripts, Inc. (“Express Scripts”) and certain of its subsidiaries (as amended on November 7, 2011 by Amendment No. 1 thereto, the “Merger Agreement”) providing for the combination of Express Scripts and Medco under a new holding company named Express Scripts Holding Company (“New Express Scripts”). As a result of the transactions contemplated by the Merger Agreement, former Medco shareholders and Express Scripts shareholders will own stock in New Express Scripts. Subject to the terms and conditions set forth in the Merger Agreement, upon the closing of the transaction, each share of Medco common stock will be converted into the right to receive $28.80 in cash and 0.81 shares of New Express Scripts. Upon closing of the transaction, Express Scripts’ shareholders are expected to own approximately 59% of the combined company and Medco’s shareholders are expected to own approximately 41%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

RELATED PARTY TRANSACTIONS

Related Person Transaction Policy

The Board of Directors has adopted a written Related Person Transaction Policy (the “Policy”) that addresses the reporting, review and approval or ratification of transactions with related persons, and that covers (but is not limited to) those related person transactions and relationships required to be disclosed under Item 404(a) of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Company recognizes that related person transactions can involve potential or actual conflicts of interest and pose the risk that they may be, or be perceived to have been, based on considerations other than the Company’s best interests. Accordingly, as a general matter, the Company seeks to avoid such transactions. However, the Company recognizes that in some circumstances transactions between related persons and the Company may be incidental to the normal course of business or provide an opportunity that is in the best interests of the Company to pursue or that is not inconsistent with the best interests of the Company and where it is not efficient to pursue an alternative transaction. The Policy therefore is not designed to prohibit related person transactions; rather, it is to provide for timely internal reporting of such transactions and appropriate review, oversight and public disclosure of them. The Policy supplements the provisions of the Company’s Standards of Business Conduct concerning potential conflict of interest situations.

The Policy applies to each director or executive officer of the Company; any nominee for election as a director of the Company; any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities; and any immediate family member of any of the foregoing persons (each, a “Related Person”).

Under the Policy, a charitable contribution or pledge to an organization that is considered a Related Person is considered a related person transaction, other than one made pursuant to an established policy for the Company to match contributions made by directors or executive officers. An amendment to an arrangement that is considered a related person transaction is, unless clearly incidental in nature, considered a separate related person transaction.

The Policy provides for the Corporate Governance and Nominating Committee to review all related person transactions and, wherever possible, to approve such transactions in advance of any such transaction being given effect.

In connection with approving or ratifying a related person transaction, the Corporate Governance and Nominating Committee considers, in light of the relevant facts and circumstances, whether or not the transaction is in, or not inconsistent with, the best interests of the Company, including consideration of the following factors to the extent pertinent:

•	the position within or relationship of the Related Person with the Company;

•	the materiality of the transaction to the Related Person and the Company, including the dollar value of the transaction, without regard to profit or loss;

•	the business purpose for and reasonableness of the transaction, taken in the context of the alternatives available to the Company for attaining the purposes of the transaction;

•	whether the transaction is comparable to a transaction that could be available on an arms-length basis or is on terms that the Company offers generally to persons who are not Related Persons;

•	whether the transaction is in the ordinary course of the Company’s business and was proposed and considered in the ordinary course of business; and

•	the effect of the transaction on the Company’s business and operations, including on the Company’s internal control over financial reporting and system of disclosure controls or procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction.

The Policy provides standing pre-approval for certain types of transactions that the Corporate Governance and Nominating Committee has determined do not pose a significant risk of conflict of interest, either because a Related Person would not have a material interest in a transaction of that type or due to the nature, size and/or degree of significance to the Company. The Policy is re-evaluated periodically.

Director Independence

The Board of Directors conducts an annual review of the independence of its members. Under NYSE listing standards, an independent director must not have any material relationship with the Company, either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Company. The NYSE requirements pertaining to director independence also include a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. The Board also considers whether directors have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not adopted categorical standards of independence other than those promulgated by the NYSE. The SEC has a separate independence requirement for Audit Committee members that overlays the NYSE requirements.

The Board of Directors has determined that Mr. Snow is not “independent” because of his employment as Chairman and Chief Executive Officer of the Company. The Board of Directors has reviewed all relationships between the Company and each other member of the Board of Directors and has affirmatively determined that each of Mr. Barker, Mr. Cassis, Mr. Goldstein, Mr. Lillis, Ms. Potter, Dr. Roper, Mr. Stevens and Dr. Wilson is “independent” pursuant to the applicable listing standards of the NYSE. None of these directors were disqualified from “independent” status under the objective tests set forth in the NYSE standards. In assessing independence under the subjective relationships test described above, the Board of Directors took into account the criteria for disqualification set forth in the NYSE’s objective tests, and reviewed and discussed additional information provided by each director and the Company with regard to each director’s business and personal activities as they may relate to the Company and its management. Based on the foregoing, as required by the NYSE, the Board made the subjective determination as to each of these directors that no material relationships with the Company exist and no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of such director. The Board also determined that the current members of the Audit Committee, Mr. Barker, Mr. Cassis, Mr. Goldstein and Mr. Stevens, meet the applicable SEC definition of independence.

In making its independence determinations, the Board considered transactions occurring since the beginning of the Company’s 2009 fiscal year between the Company and entities associated with the directors or members of their immediate family. All identified transactions that appear to relate to the Company and a person or entity with a known connection to a director are presented to the Board for consideration. In making its subjective determination that each non-employee director is independent, the Board considered the transactions in the context of the NYSE objective standards, the special standards established by the SEC for members of audit committees, and the SEC and Internal Revenue Service (“IRS”) standards for compensation committee members. In each case, the Board determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not impair the director’s independence. In its review, the Board considered the following:

•

Dr. Roper’s position as Chief Executive Officer of the UNC Health Care System (“UNC Health Care”), or as Dean, School of Medicine, and Vice Chancellor for Medical Affairs for UNC at Chapel Hill (“UNC Chapel Hill”), each of which is a client of the Company through a contract with the State of North Carolina. The relevant contract pre-dated Dr. Roper’s service as a director of the Company and he was not a participant in contract discussions or decisions and the Board has determined that this relationship does not impair Dr. Roper’s independence. Dr. Roper has indicated that in the event that there are future renewal or amendment discussions related to this contract he will recuse himself from such discussions. The amounts involved in this transaction do not exceed the greater of $1 million or 2% of UNC Health Care, UNC Chapel Hill or the State of North Carolina’s consolidated gross revenues. In determining that this relationship was not material, the Board considered the fact that the relationship arises only from Dr. Roper’s position as a director, that he has no role or material interest in any of the transactions, that the amounts involved were relatively small, and that such a relationship would not bar a finding of independence under the NYSE listing standards or the Company’s director independence standards.

•

Medco is a leading healthcare company that served more than 65 million members in 2011. The Company provides clinically-driven pharmacy services designed to improve the quality of care and lower total healthcare costs for private and public employers, health plans, labor unions and government agencies of all sizes, and for individuals served by Medicare Part D Prescription Drug Plans. The Company therefore does business with a large number of institutions as their pharmacy benefit manager, certain of which are affiliated with our directors or their immediate family members. As such, various directors, and their immediate family members, have served during the previous three fiscal years (or are serving) as non-employee directors, consultants or trustees of other companies or institutions that have these types of business relationships with Medco. These business relationships were in most cases as a supplier or purchaser of goods or services. In the opinion of management, the terms of the Company’s agreements with these third parties are customary, fair, reasonable and as favorable to the Company as those generally obtained from other parties. In none of these cases did the amounts involved in the transaction exceed the greater of $1 million or 2% of such other company’s consolidated gross revenues. In all cases, the Board determined that, because of the nature of the director’s relationship with the entity and the amounts involved, the relationship did not impair the relevant director’s independence.

Item 14. Principal Accounting Fees and Services.

Fees Billed to the Company by PricewaterhouseCoopers LLP for Services Rendered during the 2011 and 2010 Fiscal Years

Audit Fees

PricewaterhouseCoopers LLP’s fees for professional services for fiscal years 2011 and 2010 related to the audits of annual financial statements and the effectiveness of internal control over financial reporting, reviews of quarterly financial statements and SEC filings, including registration statements pertaining to the issuance of debt, fees related to the pending merger with Express Scripts, Inc., and statutory audits approximated $1,893,000 in 2011 and $2,009,000 in 2010.

Audit-Related Fees

Fees for audit-related services in fiscal year 2011, related to SSAE 16 reports, state insurance regulatory review and due diligence related to the pending merger with Express Scripts, Inc., were approximately $502,000. Fees for audit-related services in fiscal year 2010 related to the SAS 70 report were approximately $225,000.

Tax Fees

There were no fees for tax services billed to the Company by PricewaterhouseCoopers LLP for services rendered during fiscal years 2011 and 2010.

All Other Fees

Fees for other services related to technology license fees were approximately $2,000 in each of the fiscal years 2011 and 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The following financial statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm*

Consolidated Balance Sheets as of December 31, 2011 and December 25, 2010*

Consolidated Statements of Income for the Years Ended December 31, 2011, December 25, 2010, and December 26, 2009*

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, December 25, 2010, and December 26, 2009*

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, December 25, 2010 and December 26, 2009*

Notes to Consolidated Financial Statements*

(2)	Financial Statement Schedule:

Schedule II–Valuation and Qualifying Accounts*

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)	Exhibits:

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated July 20, 2011, by and among Express Scripts, Inc., Medco Health Solutions, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2011.

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 7, 2011, by and among Medco Health Solutions, Inc., Express Scripts, Inc., Aristotle Holding, Inc., Aristotle Merger Sub, Inc. and Plato Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2011.

3.1	Amended and Restated Certificate of Incorporation of Medco Health Solutions, Inc., amended as of May 24, 2011. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2011.

3.2	Amended and Restated Bylaws of Medco Health Solutions, Inc., amended as of May 24, 2011. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 26, 2011.

4.1	Form of Medco Health Solutions, Inc. common stock certificate. Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Form 10, File No. 001-31312, filed July 25, 2003.

4.2	Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s 7.25% senior notes due 2013. Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

4.3	Indenture between the Registrant and U.S. Bank Trust National Association, as Trustee, relating to the Registrant’s 6.125% senior notes due 2013, 7.125% senior notes due 2018, 2.75% senior notes due 2015 and 4.125% senior notes due 2020. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2008.

4.4	The instruments defining the rights of the holders of the 6.125% senior notes due 2013 and the 7.125% senior notes due 2018 are incorporated by reference to Exhibits 4.2 and 4.3 to the Registrant’s Current Report on Form 8-K filed March 18, 2008, respectively.

4.5	The instruments defining the rights of the holders of the 2.75% senior notes due 2015 and the 4.125% senior notes due 2020 are incorporated by reference to Exhibits 4.1 and 4.2 to the Registrant’s Current Report on Form 8-K filed September 10, 2010, respectively.

10.1	Credit Agreement, dated as of April 30, 2007, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 2, 2007.

10.2*	Credit Agreement, dated as of January 23, 2012, among Medco Health Solutions, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citicorp North America, Inc., as syndication agents, Mizuho Corporate Bank, Ltd. (“Mizuho”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as documentation agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho and BTMU, as lead arrangers and joint bookrunners, and the lenders party thereto.

10.3	Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed February 24, 2009.

10.4	Amendment No. 1 dated July 27, 2009 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed February 23, 2010.

10.5	Amendment No. 2 dated July 26, 2010 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 2, 2010.

10.6	Amendment No. 3 dated November 3, 2010 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed February 22, 2011.

10.7	Amendment No. 4 dated July 25, 2011 to Second Amended and Restated Receivables Purchase Agreement dated July 28, 2008, among Medco Health Receivables, LLC, the financial institutions and commercial paper conduits party thereto and Citicorp North America, Inc., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 26, 2011.

10.8†	Medco Health Solutions, Inc. 2002 Stock Incentive Plan, as amended and restated as of May 24, 2011. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 26, 2011.

10.9†	Medco Health Solutions, Inc. 2006 Change in Control Executive Severance Plan, as amended. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 26, 2011.

10.10	Indemnification and Insurance Matters Agreement between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.11	Tax Responsibility Allocation Agreement, dated as of August 12, 2003, between Merck & Co., Inc. and the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 001-31312.

10.12†	Employment Agreement with David B. Snow, Jr., dated as of February 10, 2009. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

10.13†	Assignment and Assumption Agreement, dated as of December 27, 2009 to the February 10, 2009 Employment Agreement with David B. Snow, Jr. Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 23, 2010.

10.14†	Amendment to the Employment Agreement with David B. Snow, Jr. dated May 24, 2011. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2011.

10.15†	Medco Health Solutions, Inc. Executive Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005, File No. 001-31312.

10.16†	Performance Goals for 2012 under the Registrant’s Executive Annual Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 3, 2012.

10.17†	Form of terms and conditions for director stock option and restricted stock unit awards. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 8, 2005, File No. 001-31312.

10.18†	Form of terms and conditions of the 2008 Restricted Stock Unit Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

10.19†	Form of terms and conditions of 2008 Non-Qualified Stock Option Grants under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

10.20†	Medco Health Solutions, Inc. Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed February 19, 2008.

10.21	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services, the Office of Personnel Management, and the Department of Defense TRICARE Management Activity; Medco Health Solutions, Inc.; Diane M. Collins; and relators George Bradford Hunt, Walter William Gauger and Joseph Piacentile. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.22	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and the Office of Personnel Management; Medco Health Solutions, Inc.; and relator Karl S. Schumann. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.23	Settlement Agreement and Mutual Releases, dated as of October 23, 2006, entered into by and among the United States of America, acting through the United States Department of Justice, on behalf of the Office of the Inspector General of the Department of Health and Human Services and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

10.24	Corporate Integrity Agreement, dated as of October 23, 2006, between the Office of the Inspector General of the Department of Health and Human Services and the Office of the Inspector General of the Office of Personnel Management and Medco Health Solutions, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 27, 2006.

12.1*	Statement of Consolidated Ratios of Earnings to Fixed Charges.

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, dated February 21, 2012.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contract or compensatory plan or arrangement
*	Previously filed with the Annual Report on Form 10-K filed with the SEC on February 21, 2012, which is being amended hereby.
**	Previously furnished with the Annual Report on Form 10-K filed with the SEC on February 21, 2012, which is being amended hereby.
***	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medco Health Solutions, Inc.

/s/ David B. Snow, Jr.
Name:	David B. Snow, Jr.
Title:	Chairman and Chief Executive Officer
Date:	April 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 2, 2012	/s/ David B. Snow, Jr.
	Name:	David B. Snow, Jr.
	Title:	Chairman and Chief Executive Officer

Dated: April 2, 2012	/s/ Richard J. Rubino
	Name:	Richard J. Rubino
	Title:	Senior Vice President, Finance and Chief Financial Officer

Dated: April 2, 2012	/s/ Gabriel R. Cappucci
	Name:	Gabriel R. Cappucci
	Title:	Senior Vice President and Controller, Chief Accounting Officer

Dated: April 2, 2012	/s/ Howard W. Barker, Jr.
	Name:	Howard W. Barker, Jr.
	Title:	Director

Dated: April 2, 2012	/s/ John L. Cassis
	Name:	John L. Cassis
	Title:	Director

Dated: April 2, 2012	/s/ Michael Goldstein
	Name:	Michael Goldstein
	Title:	Director

Dated: April 2, 2012	/s/ Charles M. Lillis, Ph.D.
	Name:	Charles M. Lillis, Ph.D.
	Title:	Director

Dated: April 2, 2012	/s/ Myrtle S. Potter
	Name:	Myrtle S. Potter
	Title:	Director

Dated: April 2, 2012	/s/ William L. Roper, M.D., M.P.H.
	Name:	William L. Roper, M.D., M.P.H.
	Title:	Director

Dated: April 2, 2012	/s/ David D. Stevens
	Name:	David D. Stevens
	Title:	Director

Dated: April 2, 2012	/s/ Blenda J. Wilson, Ph.D.
	Name:	Blenda J. Wilson, Ph.D.
	Title:	Director